Form 10-Q
period 2008-06-30
MACROSOLVE INC
filed 2008-09-02
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2008

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to ___________

MACROSOLVE, INC.
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1518725 (I.R.S. Employer Identification No.)

5800 East Skelly Drive, Suite 300
Tulsa, OK 74135
(Address of principal executive offices)

(918) 280-8693
(Registrant’s telephone number, including area code)

Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of September 2, 2008 was 24,560,100

PART I
FINANCIAL INFORMATION

MACROSOLVE, INC.

BALANCE SHEETS
	Unaudited
As of June 30, 2008 and December 31, 2007	06/30/2008	12/31/2007

ASSETS

CURRENT ASSETS:
Cash	$414,605	$25,668
Accounts receivable - trade	337,548	812,908
Prepaid expenses and other	36,184	27,044

Total current assets	788,337	865,620

PROPERTY AND EQUIPMENT, at cost:	289,947	277,303
Less - accumulated depreciation and amortization	(223,655)	(222,878)

Net property and equipment	66,292	54,425

OTHER ASSETS:
Software development costs, net of accumulated amortization
of $594,565 as of June 30, 2008 and December 31, 2007
respectively,	520,532	427,694
Deferred Equity Issuance Costs	218,131	-
Other assets	18,243	18,243

Total other assets	756,906	445,937

TOTAL ASSETS	$1,611,535	$1,365,982

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$157,500	$107,500
Revolving line of credit	-	205,000
Accounts payable - trade and accrued liabilities	195,953	110,189
Investor Bridge Loans	967,515	-
Unearned income	224,980	649,848

Total current liabilities	1,545,948	1,072,537

LONG-TERM DEBT, less current maturities	167,500	233,514

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 100,000,000 shares;
issued and outstanding 24,560,100 and 22,538,900 shares,
as of June, 2008 and December 31, 2007, respectively	245,602	225,389
Preferred stock, $.01 par value; authorized 10,000,000 shares;
issued and outstanding -0- shares	-	-
Additional paid-in capital	5,401,967	5,151,136
Accumulated deficit	(5,749,482)	(5,316,594)

Total stockholders' equity	(101,913)	59,931

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,611,535	$1,365,982

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS
	Unaudited		Unaudited
	For the Quarters Ended		For the Six Months Ended
	06/30/2008	06/30/2007	06/30/2008	06/30/2007

SALES:
Solution services	$657,329	$404,316	$1,713,490	$1,153,344
Hardware sales	9,734	62,680	28,615	68,704
Software licensing	10,837	7,341	19,834	11,711

Net sales	677,900	474,337	1,761,939	1,233,759

COST OF SALES:
Solution services	363,221	157,853	1,044,127	664,718
Hardware sales	7,448	48,899	22,856	53,369
Software licensing	440	-	1,019	0

Total cost of sales	371,109	206,752	1,068,002	718,087

Gross profit	306,791	267,585	693,937	515,672

OPERATING EXPENSES:
Solution services	142,533	98,616	280,007	181,443
Selling, general and administrative	436,270	342,825	808,380	708,318

Total operating expenses	578,803	441,441	1,088,387	889,761

Loss from operations	(272,012)	(173,856)	(394,450)	(374,089)

OTHER INCOME (EXPENSE):
Interest income	3,460	7,911	5,515	19,728
Interest expense	(20,007)	(7,643)	(30,118)	(15,999)
Other	(6,814)	(6,377)	(13,902)	(13,196)

Total other expense	(23,361)	(6,109)	(38,505)	(9,467)

LOSS BEFORE INCOME TAXES	(295,373)	(179,965)	(432,955)	(383,556)

INCOME TAXES	-	-	-	-

NET LOSS	$(295,373)	$(179,965)	$(432,955)	$(383,556)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(295,373)	$(179,965)	$(432,955)	$(383,556)
Preferred stock dividend	-	(49,974)	-	(99,322)

Loss allocable to common stockholders	$(295,373)	$(229,939)	$(432,955)	$(482,878)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS
	Unaudited	Unaudited
For the Six Months Ended June 30, 2008 and 2007	06/30/2008	06/30/2007

OPERATING ACTIVITIES:
Net loss	$(432,955)	(383,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,324	50,545
Stock based compensation	14,176	12,654
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable - trade	475,360	(111,267)
(Increase) decrease in prepaid expenses and other	(9,140)	799
(Decrease) increase in accounts payable - trade and accrued liabilities	88,804	(135,596)
Increase (decrease) in unearned income	(424,868)	79,730

Net cash provided by (used in) operating activities	(278,299)	(486,691)

INVESTING ACTIVITIES:
Purchase of equipment	(22,191)	(27,462)
Software development costs	(92,838)	(102,419)
Patent applications	0	(1,700)

Net cash used in investing activities	(115,029)	(131,581)

FINANCING ACTIVITIES:
Deferred Equity Issuance Costs	(218,131)	-
Proceeds from (cost of) issuance of common stock	154,604	(1,288)
Common stock issued for advisory services	102,269	-
Investor Bridge loans, including accrued interest	967,515	-
Repayments of notes payable	(230,000)	(1,410)
Proceeds from long term debt	8,986	15,000
Dividend on preferred stock	(2,978)	(2,761)

Net cash provided by financing activities	782,265	9,541

NET INCREASE (DECREASE) IN CASH	388,937	(608,731)

CASH, beginning of period	25,668	715,017

CASH, end of period	$414,605	$106,286

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Quarter Ended June 30, 2008

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as and for the Quarters ended June 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The financial statements as of December 31, 2007 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form S-1 and Form S-1a for the calendar year ended December 31, 2007.

Reclassifications

Certain reclassifications have been made to the June 30, 2007 and December 31, 2007 financial statements to conform to the June 30, 2008 presentation.

2.	DESCRIPTION OF BUSINESS

MacroSolve, Inc. (the Company) was formed in January 1997.  The Company is engaged in the design, delivery and integration of custom solutions for the application of mobile technology in business processes.

3.	NOTES PAYABLE

Notes payable at June 30, 2008 and December 31, 2007 consist of the following:	June 30, 2008	Dec 31, 2007

Revolving line of credit with a financial institution of up to $500,000 with interest payable monthly at prime rate plus 2.0% (7.0% at June 30, 2008), due January 31, 2009, secured by substantially all assets of the Company. The line of credit may be withdrawn, at the lender’s option, if the Company is found to be in default on the loan as that term is defined in the borrowing arrangement.	$-	$205,000

Advancing term loan with a financial institution of up to $125,000 with interest only payable monthly at prime rate plus 2.0% (7.0% at December 31, 2007), until February, 2009, with principal and interest due at prime rate plus 2.0% amortized ratably over 30 months, due August 31, 2011, and secured by substantially all assets of the company.	$50,000	$50,000

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), at June 30, 2008. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008.	$275,000	$291,014

As of June 30, 2008, maturities of long-term debt are:  $157,500 in 2008, $156,986 in 2009, $10,514 in 2010.

4.	INVESTOR BRIDGE LOANS

In March, 2008, the Company placed $950,000 in convertible notes with qualified investors. The notes are unsecured and provide for accrued interest of prime plus 1% (6.0% as of June 30, 2008) payable on maturity of December 31, 2008. The notes are convertible at the Company’s option through the issuance of its shares of common stock valued at $.60 per share or, if the Company is traded in the OTC market, at 80% of the volume weighted average closing price for the last five days of 2008. The balance of these notes in the financial statements includes approximately $17,000 in accrued interest as of June 30, 2008.

5.	EMPLOYEE STOCK PLANS

Certain employees of the Company are participants in a stock bonus plan established in 2003 by the MacroSolve, Inc. Stock Bonus Trust Agreement (the Trust), an entity under common control.  The Trust provides for previously issued shares of Company common stock to be allocated and distributed as a deferred contingent bonus to the participants upon the occurrence of a liquidating event, as that term is defined in the trust document, or the termination of the trust which will occur in June 2010.   Stock allocated to the participants remains in the Trust for the benefit of the Participant until such event occurs.  In the event of termination of employment of the participants, any previously allocated stock reverts back to unallocated trust property.

Compensation expense for stock awards is recognized ratably over the implicit vesting period from date of grant to the termination of the trust.  Compensation expense for stock awards is based upon the estimated market value of the Company’s common stock at the date of grant.  The Company recognized stock based compensation expense related to these awards of $14,176 and $12,654 for the Six Months Ended June 30, 2008 and 2007, respectively.

A summary of activity under the Employee Stock Plans as of June 30, 2008 and changes during the quarter then ended is presented below:

	Stock Options		Stock Bonus Plan
	Options	Weighted Average Exercise Price	Shares
Outstanding – December 31, 2007	4,839,360	$0.50	2,809,000
Exercisable – December 31, 2007	3,945,360	$0.49	-
Granted	615,060	$0.60	-
Exercised	(80,000)	$0.60	-
Forefeited or Expired	(47,780)	$0.60	-
Outstanding – June 30, 2008	5,326,640	$0.51	2,809,000
Exercisable – June 30, 2008	4,453,800	$0.48	-

The weighted-average grant-date calculated value of options granted during the Quarters Ended June 30, 2008 and 2007 was $-0-.  Options outstanding at June 30, 2008 had an aggregate intrinsic value of $47,940 and a weighted-average remaining contractual term of 3.6 years.  Options that were exercisable at June 30, 2008 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 2.6 years. The Board of Directors elected to extend until July 1, 2010 the expiration date on all options and warrants held by affiliates which were scheduled to expire prior to July 1, 2010. There were 1,788,820 options and warrants extended by this action.

The weighted-average grant-date calculated value of stock awards granted during the Quarters Ended June 30, 2008 and March 31, 2008 was $0.06. Stock awards outstanding at June 30, 2008 had an aggregate intrinsic value of $166,642 and a weighted-average remaining contractual term of 2.25 years.

A summary of the status of the Company’s nonvested options as of the six months Ended June 30, 2008 and March 31, 2008 is presented below:

Nonvested Shares	Options	Weighted- Average Grant Date Calculated Value
Nonvested - Beginning of Year 2008	894,000	$-
Granted	201,000
Vested	(192,400)
Forfeited	(29,760)
Nonvested – six months Ended June 30, 2008	872,840	$-

As of June 30, 2008, there was $56,955 unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock bonus plan. At December 31, 2007, there was $69,319 unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock bonus plan. These costs are expected to be recognized over a weighted average period of 2  years. There are no unrecognized compensation costs related to non-vested share options.

6.	EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the Quarters and the Six Months Ended June 30, 2008 and 2007:

	For the Quarters Ended June 30		For the Six Months Ended June 30
Numerator:	2008	2007	2008	2007
Net Loss	$(295,373)	$(179,965)	$(432,955)	$(383,556)
Preferred Stock Dividends	-	(49,974)	-	(99,322)
Numerator for basic and diluted loss per share	$(295,373)	$(229,939)	$(432,955)	$(482,878)

Denominator:
Weighted-average number of common shares outstanding	24,560,100	14,390,169	24,560,100	14,390,169

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

7.	COMMITMENTS AND CONTINGENCIES

At June 30, 2008, the Company was obligated under an operating lease for certain office space for approximately $5,940 per month. Commitments for this lease, which was extended for an additional month and now expires on August 31, 2008, are $14,277.

On May 27, 2008, the Company signed an operating lease for new office space of approximately $12,000 per month. Commitments for this lease, which runs from September 1, 2008 until August 31, 2013, are approximately $720,000.

8.	DEFERRED EQUITY ISSUANCE COSTS

The Company has incurred cash and non-cash expenses totaling $218,131 in connection with its pending registration of stock for public sale. These expenses, which are recorded on the financial statements as a current asset, will be netted against future equity proceeds. The majority of the expenses are for financial advisory and legal services to Concordia Financial Group and Sichenzia Ross Friedman Ference LLP, with the remainder consisting of other legal services and directly related travel expenses.

9.	UNEARNED INCOME

Unearned income represents amounts received in advance for services to be provided to customers where the customer has not yet received the service. Amounts included as unearned income which were also reported as Accounts Receivable were $107,361 and $638,850 as of June 30, 2008 and December 31, 2007.

10.	SUBSEQUENT EVENTS

On August 15, 2008, the Trustees of The Macrosolve, Inc. Stock Bonus Trust amended the Stock Bonus Plan to define Liquidity Event as occuring the first day that the shares of MacroSolve, Inc. are traded publicly. Pursuant to that amendment, the Trustees authorized the distribution of shares to the participants on August 15, 2008. Compensation expense of approximately $50,000 related to these awards will be recognized in August, 2008.

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the Six Months ended June 30, 2008 and 2007 are:

	June 30
	2008	2007
Interest	$30,117	$15,999

Income taxes	$-	$-

Noncash activities are as follows for the Six Months ended June 30, 2008 and 2007 are:

	June 30
	2008	2007
Stock Based Compensation	$14,176	$12,654

Dividend expense accrued	$-	$9949,975
Dividends reinvested in Common Stock	$-	46,464

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the mobile computing industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included in the Company’s Form S-1 and Form S-1a filed with the Securities and Exchange Commission.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of MacroSolve, Inc.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements ("Notes").

Background

We are a technology and services company that develops mobile solutions for businesses.   A mobile solution is typically the combination of mobile handheld devices, wireless connectivity, and software that streamlines business operations resulting in improved efficiencies and cost savings.  We are development and marketing partners with the major mobile device manufacturers, wireless carriers and many software providers.

Our customers rely on us to define, design, develop and support the best combination of technologies in a market that is very dynamic.  We assist software and web-based application companies by modifying their software product offerings so that they can be used by a mobile end-user who typically has a Smartphone or a similar cellular device.  Many of these customers rely on our technology and marketing expertise.  We also serve enterprises that find it difficult to identify a mobile software product which addresses their specific need to streamline operational processes, and do not have the competency in house.  Our technology and services capabilities generate a growing base of contract and annuity based revenue.  We have one mobile software product, ReForm™, which helps to minimize mobile application development effort.  This product is currently being upgraded and has yet to contribute significant revenues to MacroSolve.

Plan of Operation and Financing Needs

Subsequent to December 31, 2007, the Company raised an additional $155,000 in equity through the exercise of options and warrants by existing shareholders. Additionally, the Company has placed $950,000 in convertible notes with qualified investors.  These monies, together with funds available through our line of credit with a financial institution, continuing investments of equity by qualified investors, and cash generated from current operations are expected to provide adequate capital to fund the Company’s operations.

The Company does lack growth capital and anticipates that approximately $10 million in additional capital will be required within the next three years to execute our growth strategy.  We will be investigating various financing alternatives including equity and/or debt financing.  The Company has been approved for the registration of its stock with the Securities and Exchange Commission as a fully reporting OTC Bulletin Board company and is awaiting  FINRA approval of its Form 211 so that trading can commence.  It is the Company’s intention to raise additional amounts of equity later in 2008 or early 2009 to support it growth requirements.  There is no assurance that capital in any form would be available to us and, if available, on terms and conditions that are acceptable.  If we are unable to obtain sufficient funds, we may not be able to implement our growth strategy.

Positioned as an experienced provider of mobile solutions, we will continue to market our products and services to enterprises seeking business process operational efficiencies while also marketing our expertise and relationships to technology companies who wish to apply mobile solutions to enhance their current software products.  We will take advantage of our long standing relationships with wireless carriers, mobile hardware manufacturers and related applications companies and jointly market to each customer segment.  Within these customer engagements we seek longer term projects with promising passive revenues including license fees, revenue share arrangements and equity participations.

Our near term focus will be on the expansion of marketing and sales efforts which will increase the number of revenue streams, especially those with more passive recurring revenue including license fees and revenue share arrangements.   We are completing the development of a new version of ReForm.  Our mobile video platform project will position us to compete in mobile solutions which require video.  Growth in these and other areas will require more geographical sales resource coverage with modest plans to expand within Oklahoma and the Midwest in the near term.  Finally, we will augment our joint marketing arrangements with other mobile industry technology leaders and utilize more efficient and effective Web-based methods for attracting customers and streamlining the sales process.

We continuously monitor industry trends and adjust projections about the direction of the business in anticipation of the continuous change in client requirements as the mobile industry evolves.  We believe that our current direction is one that will bring profits, however our ability to drive sales volume is limited without additional capital.  There is no expected purchase or sale of plant, significant equipment or intellectual property in the next 12 months.

Results of Operations

Quarter Ended June 30, 2008 compared to Quarter Ended June 30, 2007 (all references are to the Quarter Ended June 30)

Total Net Sales:  Total Net Sales increased $204,000 or 43% to $678,000 in the second quarter ended June 30, 2008 from $474,000 for the same period in 2007.  Sources of revenue were derived from our services business, hardware sales and software licensing.  Services revenue represented the majority of Total Net Sales with an increase for the quarter of $253,000 in 2008 to $657,000 as the Company expanded its contracts and related work with several of its major clients and established relationships with several new clients.  Hardware sales to third parties and in support of our services activities were modest for the second quarter at $10,000, down $53,000 or 84% from 2007.  Software licensing sales increased $3,000 or 48% for the period to $11,000 from $7,000 in 2007. The Company’s ReForm™ software product is still in development stage and has not been actively marketed to date.

Cost of Sales and Gross Profit:  Cost of Sales for the second quarter of 2008 increased $164,000 to $371,000 in support of the higher level of revenues, or 79%, from $207,000 in 2007.  The majority of this increase was represented by the staffing costs related to the delivery of the services revenue.  The resultant Gross Profit for the second quarter of 2008 of $307,000 was up $39,000 or 15% over the Gross Profit for the same period in 2007 of $268,000.  Profit margin was down for the quarter from 56% to 45% reflecting current percentage completion calculations associated with the revenue recognition for a primary client contract.

Operating, Selling, General and Administrative Expenses:  Operating, selling, general and administrative expenses increased by $137,000, or 31% in the 2008 second quarter to $579,000 from $441,000 in 2007.  This increase reflects both increases in costs associated with aforementioned staff additions in support of the higher services revenue and increases in marketing expenses related to the development of a prototype Community Website which will serve as a social network for businesses with modest or no I.T. staff and provide a platform to promote our customers’ products and those of the Company.

Loss from Operations:  Loss from operations for the second quarter of 2008 was $272,000, an increase of $98,000 or 56% from the loss from operations in 2007 of $174,000 as a result of the aforementioned increase in operating, sales and marketing expenses.

Other Income and Expense:  Total other expense of $23,000 in 2008 represented an increase of $17,000 from $6,000 in 2007 as a result of higher net interest expense for the period related to the proceeds from convertible notes received in the first quarter of 2008.

Net Loss:  Net loss of $295,000 for the second quarter of 2008 was $115,000 or 64% higher than the net loss of $180,000 for the same period in 2007 as the higher operating, sales and marketing expenses and net interest expenses more than offset the increase in gross profit from the higher revenue achieved in the period.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007: (all references are to the six months ended June 30).

Total net sales increased $528,000 or 43% in the six months ended June 30, 2008 to $1.762 million from $1.234 million in 2007.  Solution Services revenue increased $560,000 or 49% for the period to $1.713 million from $1.153 million as the company established relationships with new clients and expanded its work with several existing customers.  Hardware sales in 2008 were down $40,000 or 58% to $29,000 from $69,000 while software licensing revenues in 2008 of $20,000 were up $8,000 or 69% from $12,000 for the same period in 2007.

Cost of Sales and Gross Profit:  Cost of Sales for 2008 of $1.068 million represented an increase of $350,000 or 49% from $718,000 in 2007 reflecting the staffing additions and related costs of delivery of the services revenue. The resultant Gross Profit for the 2008 six month period of $694,000 was up $178,000 or 34% over the Gross Profit for the same period in 2007 of $516,000.  Profit margin was 39% for 2008 as compared with 42% for the first six months of 2007.

Operating, Selling, General and Administrative Expenses: Operating, selling, general and administrative expenses increased by $198,000, or 22% in 2008 to $1.088 million from $890,000 in 2007.  This increase reflects both increases in costs associated with aforementioned staff additions in support of the higher services revenue and increases in marketing expenses related to the development of a prototype Community Website which will serve as a social network for businesses with modest or no I.T. staff and provide a platform to promote our customers’ products and those of the Company.

Loss from Operations:  Loss from operations for the six month period in 2008 of $394,000 was $20,000 or 5% higher than the loss from operations for the same period in 2007 of $374,000 as the increase in operating and marketing expenses more than offset the increase in gross profit realized from increased revenues in the period.

Other Income and Expense:  Total other net expense of $39,000 in 2008 was $30,000 more than the $9,000 in 2007 as a result of higher net interest expenses.

Net Loss:  Net loss for the six month period ended June 30, 2008 was $433,000, an increase of $49,000 or 13% from the net loss for the same period in 2007 of $384,000 as the higher operating, sales and marketing expenses and net interest expenses more than offset the increase in gross profit from the higher revenue achieved in the period.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, a bank line of credit and investments of equity by qualified investors or placement of debt with qualified lenders.

In March, 2008, the Company raised an additional $155,000 in equity through the exercise of options and warrants by existing shareholders.  Additionally in March, 2008, the Company placed $950,000 in convertible notes with qualified investors.  The notes are unsecured and provide for accrued interest of prime plus 1% payable on maturity of December 31, 2008.  The notes including accrued interest are convertible at the Company’s option through the issuance of its shares of common stock valued at $0.60 per share after consideration is given to the 19 share stock dividend or, if the Company is traded in the OTC market, at 80% of the volume weighted average closing price for the last five days of 2008.

Subsequent to June 30, 2008, the Company has renewed its $500,000 line of credit with a financial institution for an additional six months to January 31, 2009.  Additionally, the Company has extended its $125,000 advancing term loan with a financial institution for an additional six months to provide for interest only until February, 2009 with outstanding principal and interest payable ratably over 30 months due July 31, 2011.

As of June 30 2008, we had cash and cash equivalents of $415,000. This liquidity, together with funds available through its credit facilities with a financial institution and cash generated from current operations, are expected to provide adequate capital to fund the Company’s cash requirements.

Sources and Uses of Cash

	Six Months Ended June 30,
(In thousands)	2008	2007
Cash flow data:
Net cash provided by (used in) operating activities	(278)	(487)
Net cash (used in) investing activities	(115)	(132)
Net cash provided (used) by financing activities	782	10
Net increase ( decrease) in cash and cash equivalents	389	(609)
Cash and cash equivalents, beginning of period	26	715
Cash and cash equivalents, end of period	415	106

Operating Activities
Net cash used in operating activities for the Six Months ended June 30, 2008 were $278,000, a decrease of $209,000 from the same period in 2007 reflecting the partial prepayment of a significant project by a major customer.

Investing Activities
Cash used in investing activities for the Six Months ended June 30, 2008 was $115,000, down $17,000 from the same period in 2007 represented principally in both periods by costs associated with the development of the Company’s ReForm™ software product.  Equipment purchases for both periods were nominal.

Financing Activities
Net cash provided by financing activities for the Six Months ended June 30, 2008 was $782,000 as compared with $10,000 for the same period last year.  The Company began amortizing its note with the State of Oklahoma Technology Business Finance Program in May, 2008 at $12,500 per month.  Additionally, the Company has incurred $218,000 legal and financial advisory expenses through June 30, 2008 associated with registration of its stock for public sale with the intention of then raising additional amounts of equity to support its growth requirements.  These expenses, which have been recorded as an other asset, will be netted against future equity proceeds.  Interest totaling $18,000 on $950,000 in investor bridge loans during the period is accrued but unpaid as the outstanding balance of these notes including accrued interest are convertible at the Company’s option to shares of the Company’s stock. Proceeds from the convertible notes were used to repay $205,000 borrowed on a line of credit with a financial institution. The Company raised an additional $155,000 in capital through the exercise of options and warrants by existing shareholders.

As of June 30, 2008, the Company had cash and cash equivalents in the amount of $415,000 as compared with $106,000 at June 30, 2007.

Critical Accounting Policies

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of solution services, software and hardware.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  In many instances, customers make a substantial prepayment for services before rendered; therefore the Company is extending trade terms to customers who have already proven to be credit worthy. The Company has not taken any direct write offs of bad debts in the past five years.

At the quarter ending June 30, 2008 and at fiscal year ending December 31, 2007, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

Revenue Recognition and Unearned Revenue:

Revenue generated from the provision of services is recognized at the time the service is provided.  On service contracts which specify hourly rates plus costs, revenue is recognized based upon hours worked at the specified hourly rate. On service contracts which are fixed price based upon a Statement of Work, revenue is recognized on the Percentage Completion method with updated estimates monthly of the project’s percentage complete.  Margins may be affected, both positively and negatively, during the duration of the project as efficiencies either increase or decrease or as direct costs of doing business change. Sales of hardware are recognized upon delivery to the customer.   Revenue from the licensing of software is recognized ratably over the license period.

Customarily on service contracts related to projects expected to take longer than one month to complete, the customer prepays one-third to one-half of the total estimated project in advance. The prepayment is recorded as Unearned Revenue and is subsequently adjusted at the end of each month based upon actual hours worked or percentage of project completion, as the case may be. If work is performed during the month which is not yet invoiceable to the customer under the terms of the agreement, a proforma entry is made to record the revenue in the proper accounting period.

Software Development Costs:

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  Additions to capitalized costs are recorded monthly based upon the actual hours worked at the developers’ hourly cost, including salary, direct employment benefits and direct overhead.

Once the software is deemed to be commercially available, these capitalized costs are amortized over three years and are reviewed for impairment at each period end. If management determines that projected revenue from the capitalized software costs are less than the net book value of the software, the capitalized software asset is written down per generally accepted accounting principles. No capitalized software costs are considered impaired at June 30, 2008.

Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

The Company uses the Black-Scholes model for determining the value of the options. One of the factors required to compute the options price is volatility of the stock price. The Company’s own stock has not been publicly traded, so management determined that the technology sector fund XLK and it’s standard deviation would be used to provide the volatility factor required to compute the option value.

Effect of Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted these standards and there has been no effect on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company has adopted these standards and there has been no effect on its financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating the effect, if any, the adoption of SFAS 159 will have on its financial statements, results of operations and cash flows.

In May, 2008, the FASB issued Statement of Financial Accounting Standard 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 categorizes accounting pronouncements in a descending order of authority. In the instance of potentially conflicting accounting principles, the standard in the highest category must be used. This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments. We do not expect the adoption of SFAS 162 to have a material effect on our financial statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially owned more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our  Form S-1/A filed with the SEC on June 13, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Periodic Financial Reports by Clint Parr in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Kendall Carpenter in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Clint Parr in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Kendall Carpenter in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROSOLVE, INC.

Date: September 2, 2008	By:	/s/ Clint Parr
Clint Parr
Chief Executive Officer

Date: September 2, 2008	By:	/s/ Kendall Carpenter
Kendall Carpenter
Chief Financial Officer