Form 10-Q
period 2008-09-30
MACROSOLVE INC
filed 2008-11-12
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q
  (Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

MACROSOLVE, INC.
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1518725 (I.R.S. Employer Identification No.)

1717 South Boulder Ave. Suite 700 Tulsa, OK 74119 (Address of principal executive offices)

(918) 280-8693
(Registrant’s telephone number, including area code)

 Former name, former address, and former fiscal year, if changed since last report)
5800 E. Skelly Drive, Suite 300, Tulsa OK 74135

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of October 28, 2008 was 24,571,862.

 PART I
FINANCIAL INFORMATION

MACROSOLVE, INC.

Interim Unaudited Financial Statements

For the Quarter Ended September 30, 2008

MACROSOLVE, INC.

BALANCE SHEETS
	Unaudited
As of September 30, 2008 and December 31, 2007	09/30/2008	12/31/2007

ASSETS

CURRENT ASSETS:
Cash	$23,061	$25,668
Accounts receivable - trade	242,307	812,908
Note receivable, including accrued interest of $393	101,008	-
Prepaid expenses and other	82,533	27,044
Total current assets	448,909	865,620
PROPERTY AND EQUIPMENT, at cost:	246,801	277,303
Less - accumulated depreciation and amortization	(146,637)	(222,878)
Net property and equipment	100,164	54,425

OTHER ASSETS:
Software development costs, net of accumulated amortization
of $594,565 as of September 30, 2008 and December 31, 2007
respectively,	568,993	427,694
Deferred Equity Issuance Costs	282,073	-
Other assets	18,243	18,243

Total other assets	869,309	445,937
TOTAL ASSETS	$1,418,382	$1,365,982

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$157,500	$107,500
Revolving line of credit	100,000	205,000
Accounts payable - trade and accrued liabilities	247,547	110,189
Investor Bridge Loans	981,881	-
Unearned income	177,591	649,848
Total current liabilities	1,664,519	1,072,537
LONG-TERM DEBT, less current maturities	130,000	233,514
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 100,000,000 shares;
issued and outstanding 24,567,900 and 22,538,900 shares,
as of September, 2008 and December 31, 2007, respectively	245,679	225,389
Additional paid-in capital	5,470,508	5,151,136
Accumulated deficit	(6,092,324)	(5,316,594)
Total stockholders' equity	(376,137)	59,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,418,382	$1,365,982

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS
	Unaudited		Unaudited
	For the Quarters Ended		For the Nine Months Ended
	09/30/2008	09/30/2007	09/30/2008	09/30/2007

SALES:
Solution services	$519,294	$592,083	$2,232,784	$1,745,427
Hardware sales	6,254	62,171	34,869	130,875
Software licensing	9,427	6,942	29,261	18,653
Net sales	534,975	661,196	2,296,914	1,894,955

COST OF SALES:
Solution services	278,219	277,654	1,322,346	942,372
Hardware sales	4,912	47,832	27,768	101,201
Software licensing	91	0	1,110	0
Total cost of sales	283,222	325,486	1,351,224	1,043,573
Gross profit	251,753	335,710	945,690	851,382

OPERATING EXPENSES:
Solution services	117,589	120,759	397,596	302,202
Selling, general and administrative	394,514	332,783	1,202,894	1,041,101
Total operating expenses	512,103	453,542	1,600,490	1,343,303
Loss from operations	(260,350)	(117,832)	(654,800)	(491,921)

OTHER INCOME (EXPENSE):
Interest income	1,708	3,662	7,223	23,390
Interest expense	(15,404)	(9,663)	(45,522)	(25,662)
Other	(68,796)	(6,377)	(82,698)	(19,573)
Total other expense	(82,492)	(12,378)	(120,997)	(21,845)

LOSS BEFORE INCOME TAXES	(342,842)	(130,210)	(775,797)	(513,766)
INCOME TAXES	-	-	-	-
NET LOSS	$(342,842)	$(130,210)	$(775,797)	$(513,766)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(342,842)	$(130,210)	$(775,797)	$(513,766)
Preferred stock dividend	-	-	-	(149,437)
Loss allocable to common stockholders	$(342,842)	$(130,210)	$(775,797)	$(663,203)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS
	Unaudited	Unaudited
For the Nine Months Ended September 30, 2008 and 2007	09/30/2008	09/30/2007

OPERATING ACTIVITIES:
Net loss	$(775,795)	(513,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,706	60,687
Stock based compensation	71,195	18,339
Loss on disposal of equipment	8,360	-
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable - trade	570,601	(224,760)
(Increase) in prepaid expenses and other	(55,490)	(14,178)
Increase (decrease)in accounts payable - trade and accrued liabilities	137,358	(74,786)
(Decrease) increase in unearned income	(472,257)	104,115
Net cash used in operating activities	(501,322)	(644,349)

INVESTING ACTIVITIES:
Advances on note receivable	(101,008)	-
Purchase of equipment	(68,805)	(51,012)
Software development costs	(141,299)	(157,923)
Patent applications	0	(1,700)
Net cash used in investing activities	(311,112)	(210,635)

FINANCING ACTIVITIES:
Deferred Equity Issuance Costs	(179,719)	-
Proceeds from (cost of) issuance of common stock	154,578	(1,318)
Common stock issued for advisory services	11,600	-
Investor Bridge loans, including accrued interest	981,882	-
Advances on notes payable	100,000	140,000
Repayments of notes payable	(267,500)	(2,003)
Proceeds from long term debt	8,986	22,500
Dividend on preferred stock	-	(8,514)
Net cash provided by financing activities	809,827	150,665

NET INCREASE (DECREASE) IN CASH	(2,607)	(704,319)
CASH, beginning of period	25,668	715,017
CASH, end of period	$23,061	$10,698

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Quarter Ended September 30, 2008

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as and for the Quarters ended September 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The financial statements as of December 31, 2007 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form S-1 and Form S-1a for the calendar year ended December 31, 2007.

Reclassifications

Certain reclassifications have been made to the September 30, 2007 and December 31, 2007 financial statements to conform to the September 30, 2008 presentation.

2.	DESCRIPTION OF BUSINESS

MacroSolve, Inc. (the Company) was formed in January 1997.  The Company is engaged in the design, delivery and integration of custom solutions for the application of mobile technology in business processes.

3.	NOTE RECEIVABLE

Note receivable at September 30, 2008 and December 31, 2007 consist of the following:	Sep 30, 2008	Dec 31, 2007

Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (10% at Sep 30, 2008), due June 30, 2011. The note may be converted to common stock of the borrower prior to the due date at MacroSolve’s discretion.	$101,008	$-

4.	NOTES PAYABLE

Notes payable at September 30, 2008 and December 31, 2007 consist of the following:	Sep 30, 2008	Dec 31, 2007

Revolving line of credit with a financial institution of up to $500,000 with interest payable monthly at prime rate plus 2.0% (7.0% at Sep 30, 2008), due Jan 31, 2009, and secured by substantially all assets of the Company. The line of credit may be withdrawn, at the lender’s option, if the Company is found to be in default on the loan as that term is defined in the borrowing arrangement.	$100,000	$205,000

Advancing term loan with a financial institution of up to $125,000 with interest only payable monthly at prime rate plus 2.0% (7.0% at December 31, 2007), until January, 2009, with principal and interest due at prime rate plus 2.0% amortized ratably over 30 months, due July 31, 2011, and secured by substantially all assets of the company.	$50,000	$50,000

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), at Sep 30, 2008. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008.	$237,500	$291,014

As of September 30, 2008, maturities of long-term debt are: $157,500 in 2008, $105,500 in 2009, $24,500 in 2010.

5.	INVESTOR BRIDGE LOANS

In March, 2008, the Company placed $950,000 in convertible notes with qualified investors. The notes are unsecured and provide for accrued interest of prime plus 1% (6.0% as of September 30, 2008) payable on maturity of December 31, 2008. The notes are convertible at the Company’s option through the issuance of its shares of common stock valued at $.60 per share or, if the Company is traded in the OTC market, at 80% of the volume weighted average closing price for the last five days of 2008.  The balance of these notes in the financial statements includes approximately $32,000 in accrued interest as of September 30, 2008.

6.	EMPLOYEE STOCK PLANS

Certain employees of the Company are participants in a stock bonus plan established in 2003 by the MacroSolve, Inc. Stock Bonus Trust Agreement (the Trust), and an entity under common control.  The Trust provides for previously issued shares of Company common stock to be allocated and distributed as a deferred contingent bonus to the participants upon the occurrence of a liquidating event, as that term is defined in the trust document, or the termination of the trust which will occur in June 2010.   Stock allocated to the participants remains in the Trust for the benefit of the Participant until such event occurs.  In the event of termination of employment of the participants, any previously allocated stock reverts back to unallocated trust property.  On August 15, 2008, the Trustees determined that a liquidating event occurred when the Company’s stock began trading on the Over the Counter Bulletin Board. The allocated shares were issued to the participating employees as restricted stock and the unamortized compensation expense related to those shares was recorded as stock based compensation expense in August 2008. The remaining 160,000 shares in the trust are not allocated to any Participants.

Compensation expense for stock awards is recognized ratably over the implicit vesting period from date of grant to the termination of the trust.  Compensation expense for stock awards is based upon the estimated market value of the Company’s common stock at the date of grant.  The Company recognized stock based compensation expense related to these awards of $57,019 and $6,327 for the Quarters Ended September 30, 2008 and 2007, respectively.

A summary of activity under the Employee Stock Plans as of September 30, 2008 and changes during the three quarters then ended is presented below:

	Stock Options		Stock Bonus Plan
	Options	Weighted Average Exercise Price	Shares
Outstanding – December 31, 2007	4,838,300	$0.50	2,809,000

Exercisable – December 31, 2007	3,945,360	$0.49	-

Granted	659,298	$2.50	-

Exercised	(80,000)	$0.00	-

Distributed	0	$0.00	(2,649,000)

Forfeited or Expired	(47,780)	$0.00	-

Outstanding – Sep 30, 2008	5,369,818	$0.52	160,000

Exercisable – Sep 30, 2008	4,616,218	$0.51	-

The weighted-average grant-date calculated value of options granted during the Quarter Ended September 30, 2008 was $-0-.  Options outstanding at September 30, 2008 had an aggregate intrinsic value of $37,680 and a weighted-average remaining contractual term of 3.25 years. Options that were exercisable at September 30, 2008 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 2.25 years.

The weighted-average grant-date calculated value of stock awards granted during the Quarter Ended September 30, 2008 was $0.06.

A summary of the status of the Company’s nonvested options as of the Nine Months Ended September 30, 2008 and June 30, 2008, and changes during the year then ended, is presented below:

Nonvested Shares	Options	Weighted- Average Grant Date Calculated Value
Nonvested - Beginning of Year 2008	894,000	$-
Granted	201,000	$-
Vested	(313,640)	$-
Forfeited	(27,760)	$-
Nonvested–Nine Months Ended September 30, 2008	753,600	$-

As of September 30, 2008, there was $-0- unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan as all designated shares were distributed in August 2008. At December 31, 2007, there was $69,319 unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock bonus plan.  There are no unrecognized compensation costs related to non-vested share options.

7.	SHAREHOLDERS’ EQUITY

Effective February 26, 2008, all of the holders of Preferred Series A and Preferred Series B stock elected to convert their shares to 235,289 and 41,667 shares of common stock, respectively. Effective with the April 14, 2008 19:1 stock dividend referenced below, the total amount of converted stock is 4,705,780 and 833,340 shares of common stock, respectively.

On March 26, 2008, the Company filed a second amendment and restatement of its Certificate of Incorporation with the Oklahoma Secretary of State, effectively amending its authorized number of shares to stock to 100,000,000 of common stock and 10,000,000 of preferred stock, each with a par value of $0.01.

The Company declared a stock dividend of 19 shares for each share of common stock owned on April 14, 2008 for shareholders of record on March 31, 2008. Outstanding warrants and options to purchase MacroSolve shares have been adjusted as to number of shares and price to reflect this stock dividend.

During the first quarter of 2008, the Company sold $154,598 in common stock to qualified investors who exercised their rights to convert warrants and options at the prices stated in their respective instruments.

The Company engaged consulting services with an agreement to pay in restricted stock. As of September 30, 2008, the consultant had earned 3,000 shares of stock; the remaining 1,500 shares are anticipated to be distributed in the fourth quarter of 2008.

Independent Directors of the Company became entitled to $12,000 annual compensation paid quarterly in restricted stock in the third quarter of 2008 as outlined in the MacroSolve, Inc. Compensation Plan approved at the September 16, 2008 Board meeting.   A total of 4,800 shares of restricted common stock was issued as of September 30, 2008 to the four independent directors for their third quarter 2008 compensation.

8.	EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the Quarters Ended September 30, 2008 and 2007:

	For the Quarters Ended Sept 30		For the Nine Months Ended Sept 30
Numerator:	2008	2007	2008	2007
Net Loss	$(342,842)	$(130,210)	$(775,797)	$(513,766)
Preferred Stock Dividends	-	-	-	$(149,437)
Numerator for basic and diluted loss per share	$(342,842)	$(130,210)	$(775,797)	$(663,203)

Denominator:
Weighted-average number of common shares outstanding
	22,039,993	16,763,046	22,039,993	16,763,046

Basic and diluted loss per share	(0.01)	(0.01)	(0.01)	(0.01)

9.	COMMITMENTS AND CONTINGENCIES

At September 30, 2008, the Company was obligated under an operating lease for certain office space for approximately $11,833 per month for 30 months and approximately $12,250 per month in months 31-60.

10.	DEFERRED EQUITY ISSUANCE COSTS

The Company has incurred cash and non-cash expenses totaling approximately $265,000 in connection with its registration of stock for public sale. The majority of the expenses were for financial advisory and legal services to Concordia Financial Group and Sichenzia Ross Friedman Ference LLP, with the remainder consisting of other legal services and directly related travel expenses. Subsequent to the registration of its issued stock, approximately $17,000 was spent on additional financial advisory services and travel expenses related to raising equity through the intended sale of newly issued shares to private investors. When the first round of investment is received, these expenses, which are recorded on the financial statements as a current asset, will be netted against the equity proceeds.

11.	UNEARNED INCOME

Unearned income represents amounts received in advance for services to be provided to customers where the customer has not yet received the service. Amounts included as unearned income which were also reported as Accounts Receivable were $66,500 and $638,850 as of September 30, 2008 and December 31, 2007.

12.	SUBSEQUENT EVENTS

On July 29, 2008, James McGill and John Clerico agreed to each loan MacroSolve up to $250,000 in increments of no less than $50,000 secured by a Promissory Note specifying monthly interest of Wall Street Journal Prime plus 2%, interest payable monthly, maturity at March 1, 2009 or within 30 days of an equity raise of $3 million or more. In October 2008, Mr. McGill and Mr. Clerico each advanced the company $50,000 under the loan agreement.

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the Quarters ended September 30, 2008 and 2007 are:

	2008	2007
Interest	$15,404	$9,663
Income taxes	$-	$-

Noncash activities are as follows for the Quarters ended September 30, 2008 and 2007 are:

	2008	2007
Stock based compensation	$68,618	$5,923
Dividend expense accrued	$-	$3,017

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

Plan of Operation and Financing Needs

Subsequent to December 31, 2007, the Company raised an additional $157,000 in equity through the exercise of options and warrants by existing shareholders and employees. Additionally, the Company has placed $950,000 in convertible notes with qualified investors.  Two shareholders each executed $250,000 Loan Agreements which can be drawn upon for general purposes under promissory notes bearing prime plus 2% interest rate with any sums borrowed thereunder due by March 1, 2009 or upon a three million dollar equity raise, whichever occurs first. These shareholders advanced the Company $100,000 under these agreements in the Third Quarter of 2008. These monies obtained through equity raise and debt placement together with funds available through our line of credit with a financial institution and cash generated from current operations are expected to provide adequate capital to fund the Company’s operations.

The Company does lack growth capital and anticipates that approximately $10 million in additional capital will be required within the next three years to execute our growth strategy.  We are presently investigating various financing alternatives including equity and/or debt financing.  The Company was approved for the registration of its stock with the Securities and Exchange Commission as a fully reporting OTC Bulletin Board company and trading commenced on August 15, 2008.  It is the Company’s intention to raise additional amounts of equity later in 2008 or early 2009 to support it growth requirements.  There is no assurance that capital in any form would be available to us and, if available, on terms and conditions that are acceptable.  If we are unable to obtain sufficient funds, we may not be able to implement our growth strategy.

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

Our near term focus will be on the expansion of marketing and sales efforts which will increase the number of revenue streams, especially those with more passive recurring revenue including license fees and revenue share arrangements.   We are completing the development of a new version of ReForm which is expected to be marketable by the end of the fourth quarter.  Our mobile video platform project will position us to compete in mobile solutions which require video.  Growth in these and other areas will require more geographical sales resource coverage with modest plans to expand within Oklahoma and the Midwest in the near term.  Finally, we will augment our joint marketing arrangements with other mobile industry technology leaders and utilize more efficient and effective Web-based methods for attracting customers and streamlining the sales process.

In October 2008, the Company announced it was actively seeking acquisition candidates in the Business To Business (B2B) mobility space. Acquisition targets include: mobile application and platform providers; regional mobile business solutions providers that serve small to medium sized businesses; and Web 2.0 firms complementary to the upcoming launch of MacroSolve’s online mobility marketplace. The company will adhere to strict acquisition guidelines mandating accretive acquisitions for stock with pay out periods and retention of key personnel.

We continuously monitor industry trends and adjust projections about the direction of the business in anticipation of the continuous change in client requirements as the mobile industry evolves.  We believe that our current direction is one that will bring profits, however our ability to drive sales volume is limited without additional capital.  There is no expected purchase or sale of capitalized assets, significant equipment or intellectual property in the next 12 months.

Results of Operations

Quarter Ended September 30, 2008 compared to Quarter Ended September 30, 2007 (all references are to the Quarter Ended September 30)

Total Net Sales: Total Net Sales decreased $126,000 or 19% to $535,000 in the third quarter ended September 30, 2008 from $661,000 for the same period in 2007.  Sources of revenue were derived from our services business, hardware sales and software licensing.  Services revenue represented the majority of Total Net Sales with a decrease for the quarter of $73,000 in 2008 to $519,000 from $592,000 in 2007 primarily due to $51,000 in subcontractor pass-thru revenue recognized in 2007 and a decrease in hours necessary to perform work under contract in 2008.  Hardware sales to third parties and in support of our services activities were modest for the third quarter at $6,000, down $56,000 or 90% from $62,000 in 2007.  Software licensing sales increased $2,000 or 29% for the period to $9,000 from $7,000 in 2007. The Company’s ReForm™ software product is still in development stage and has not been actively marketed to date.

Cost of Sales and Gross Profit:  Cost of Sales for the third quarter of 2008 decreased $42,000 or 13% in line with the lower level of revenues from $283,000 to $325,000 in 2007.  The majority of this decrease was associated with the subcontractor pass-thru related to the delivery of the services revenue.  The resultant Gross Profit for the third quarter of 2008 of $252,000 was down $84,000 or 25% under the Gross Profit for the same period in 2007 of $336,000.  Profit margin was down for the quarter from 51% to 47% reflecting a project overage for which the customer had not yet agreed to cover under a change order.

Operating, Selling, General and Administrative Expenses:  Operating, selling, general and administrative expenses increased by $58,000, or 13% in the 2008 third quarter to $512,000 from $454,000 in 2007.  This increase reflects increases in marketing expenses related to the development of a prototype Community Website which will serve as a social network for businesses with modest or no I.T. staff and provide a platform to promote our customers’ products and those of the Company. In addition, the Company relocated its offices to accommodate expected near-term growth resulting in one-time moving expenses and additional rent.

Loss from Operations:  Loss from operations for the third quarter of 2008 was $260,000, an increase of $142,000 or 120% from the loss from operations in 2007 of $118,000 as a result of the aforementioned decrease in gross profit and increase in operating, sales and marketing expenses.

Other Income and Expense:  Total other expense of $82,000 in 2008 represented an increase of $70,000 from $12,000 in 2007 as a result of higher net interest expense for the period related to the proceeds from convertible notes received in the first quarter of 2008 and the acceleration of amortization of stock based compensation related to the Employee Stock Trust shares distributed in the third quarter.

Net Loss:  Net loss of $343,000 for the third quarter of 2008 was $213,000 or 164% higher than the net loss of $130,000 for the same period in 2007 as the higher operating, sales and marketing expenses, net interest expenses and stock based compensation combined with the decrease in gross profit from the higher revenue achieved in the period.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007: (all references are to the nine months ended September 30).

Total net sales increased $402,000 or 21% in the nine months ended September 30, 2008 to $2.297 million from $1.895 million in 2007.  Services revenue increased $487,000 or 28% for the period to $2.233 million from $1.745 million as the company established relationships with new clients and expanded its work with several existing customers.  Hardware sales in 2008 were down $96,000 or 73% to $35,000 from $131,000 while software licensing revenues in 2008 of $29,000 were up $10,000 or 53% from $19,000 for the same period in 2007.

Cost of Sales and Gross Profit:  Cost of Sales for 2008 of $1.351 million represented an increase of $307,000 or 29% from $1.044 million in 2007 reflecting related costs of delivery of the services revenue. The resultant Gross Profit for the 2008 nine month period of $946,000 was up $95,000 or 11% over the Gross Profit for the same period in 2007 of $851,000.  Profit margin was 41% for 2008 as compared with 45% for the first nine months of 2007 as a result of decreasing the revenue on a primary client contract reflecting a project overage for which the customer had not yet agreed to cover under a change order. Negotiations are currently underway with the customer to recoup part of the overage with a fourth quarter change order.

Operating, Selling, General and Administrative Expenses: Operating, selling, general and administrative expenses increased by $257,000, or 19% in 2008 to $1.6 million from $1.343 million in 2007.  This increase reflects both increases in costs associated with project staffing in support of the higher services revenue and increases in marketing expenses related to the development of a prototype Community Website which will serve as a mobility community of interest network for businesses with modest or no I.T. staff and provide a platform to promote our customers’ products and those of the Company. In addition, the Company relocated its offices to accommodate expected near-term growth resulting in one-time moving expenses and additional rent.

Loss from Operations:  Loss from operations for the nine month period in 2008 of $655,000 was $163,000 or 33% higher than the loss from operations for the same period in 2007 of $492,000 as the increase in operating and marketing expenses more than offset the increase in gross profit realized from increased revenues in the period.

Other Income and Expense:  Total other net expense of $121,000 in 2008 was $99,000 more than the $22,000 in 2007 as a result of higher net interest expenses related to the proceeds from convertible notes received in the first quarter of 2008 and the acceleration of amortization of stock based compensation related to the Employee Stock Trust shares.

Net Loss:  Net loss for the nine month period ended September 30, 2008 was $776,000, an increase of $262,000 or 51% from the net loss for the same period in 2007 of $514,000 as the higher operating, sales and marketing expenses, net interest expenses and stock based compensation combined more than offset the increase in gross profit from the higher revenue achieved in the period.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, a bank line of credit and investments of equity by qualified investors or placement of debt with qualified lenders.

In March, 2008, the Company raised an additional $155,000 in equity through the exercise of options and warrants by existing shareholders.  Additionally in March, 2008, the Company placed $950,000 in convertible notes with qualified investors.  The notes are unsecured and provide for accrued interest of prime plus 1% payable on maturity of December 31, 2008.  The notes, including accrued interest, are convertible, at the Company’s option, through the issuance of its shares of common stock valued at 80% of the volume weighted average closing price for the last five trading days of 2008.

The Company has renewed its $500,000 line of credit with a financial institution for an additional six months to January 31, 2009.  Additionally, the Company has extended its $125,000 advancing term loan with a financial institution for an additional six months to provide for interest only payments until February, 2009 with outstanding principal and interest payable ratably over 30 months due July 31, 2011.   Two shareholders each executed $250,000 Loan Agreements which can be drawn upon under promissory notes bearing interest at prime plus 2% with any sums borrowed there under due by March 1, 2009 or upon a three million dollar equity raise, whichever occurs first. These shareholders advanced the Company $100,000 under these agreements in the Forth Quarter of 2008.  An additional $2,000 in equity was raised in the Fourth Quarter 2008 by employees exercising options.

As of September 30 2008, we had cash and cash equivalents of $23,000. This liquidity, together with funds available through its credit facilities with a financial institution and cash generated from current operations, are expected to provide adequate capital to fund the Company’s operations.

Sources and Uses of Cash

	Nine Months Ended Sept 30,
(In thousands)	2008	2007
Cash flow data:
Net cash provided by (used in) operating activities	(501)	(644)
Net cash (used in) investing activities	(311)	(211)
Net cash provided (used) by financing activities	809	151
Net increase (decrease) in cash and cash equivalents	(3)	(704)
Cash and cash equivalents, beginning of period	26	715
Cash and cash equivalents, end of period	23	11

Operating Activities
Net cash used in operating activities for the Nine Months ended September 30, 2008 was $501,000, a decrease of $143,000 from the same period in 2007 reflecting the use of a partial prepayment of a significant project by a major customer.

Investing Activities
Cash used in investing activities for the Nine Months ended September 30, 2008 was $311,000, up $100,000 from the same period in 2007 represented principally in both periods by costs associated with the development of the Company’s ReForm™ software product and in 2008 by investment in capitalized assets primarily associated with the recent move of offices and advances on note receivable.

Financing Activities
Net cash provided by financing activities for the Nine Months ended September 30, 2008 was $809,000 as compared with $151,000 for the same period last year.  Investor bridge loans provided $950,000. The Company raised an additional $157,000 in capital through the exercise of options and warrants by existing shareholders and employees.

The Company began repaying its note with the State of Oklahoma Technology Business Finance Program in May, 2008 at $12,500 per month.  Additionally, the Company has incurred $282,000 in legal and financial advisory expenses through September 30, 2008 associated with registration of its stock for public sale with the intention of then raising additional amounts of equity to support its growth requirements.  These expenses, which have been recorded as an Other Asset, will be netted against future equity proceeds.  Interest totaling $32,000 on $950,000 in investor bridge loans during the period is accrued but unpaid as the outstanding balance of these notes including accrued interest are convertible at the Company’s option to shares of the Company’s stock. Proceeds from the convertible notes were used to repay $205,000 borrowed on a line of credit with a financial institution.

As of September 30, 2008, the Company had cash and cash equivalents in the amount of $23,000 as compared with $26,000 at September 30, 2007.

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

At the quarter ending September 30, 2008 and at fiscal year ending December 31, 2007, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

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

Once the software is deemed to be commercially available, these capitalized costs are amortized over three years and are reviewed for impairment at each period end. If management determines that projected revenue from the capitalized software costs are less than the net book value of the software, the capitalized software asset is written down per generally accepted accounting principles. No capitalized software costs are considered impaired at September 30, 2008.

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

The Company uses the Black-Sholes model for determining the value of the options. One of the factors required to compute the options price is volatility of the stock price. The Company’s own stock commenced public trading in August, 2008; however due to initially thin trading activity, management determined that the technology sector fund XLK and it’s standard deviation would continue to be used to provide the volatility factor required to compute the option value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Form S-1/A filed with the SEC for the period ended March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

The Company issued 3,000 shares of restricted stock to a consultant for services in the third quarter of 2008. Outside directors were each issued 1,200 shares of restricted stock for services for a total of 4,800 shares to directors in the third quarter of 2008.

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

MACROSOLVE, INC.

Date: November 12, 2008	By:	/s/ Clint Parr
Clint Parr
Chief Executive Officer

Date: November 12, 2008	By:	/s/ Kendall Carpenter
Kendall Carpenter
Chief Financial Officer