Form 10-K
period 2008-12-31
MACROSOLVE INC
filed 2009-04-03
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-51430
_______________

MACROSOLVE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Oklahoma	73-1518725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1717 South Boulder Ave. Suite 700
Tulsa, OK  74119
(Address of principal executive offices, including zip code)

(918) 280-8693
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a Small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Registrant’s common stock as reported on the OTC Bulletin Board on December 31, 2008 was $37,899,436.41.

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of March 11, 2009 was 26,235,951.

Documents Incorporated by Reference

None.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains ‘‘forward-looking statements’’ that represent our beliefs, projections and predictions about future events. All statements other than statements of historical fact are ‘‘forward-looking statements’’, including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘could’’, ‘‘would’’, ‘‘predicts’’, ‘‘potential’’, ‘‘continue’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘future’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘estimates’’ and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as mobile solutions for businesses. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	competition in the market for mobile computing products and services;
•	consolidation in the wireless industry;
•	long sales cycles;
•	failure to maintain existing relationships or enter into new relationships with OEM and business development organizations;
•	our ability to develop brand awareness and industry reputation;
•	our ability to adapt to rapid evolution in technology and industry standards;
•	our ability to attract and retain management and skilled personnel;
•	our growth strategies;
•	anticipated trends in our business;
•	our future results of operations;
•	our lack of profitable operations in recent periods;
•	our ability to make or integrate acquisitions;
•	our liquidity and ability to finance our development activities;
•	our ability to successfully and economically develop new products;
•	market conditions in the mobile solutions for business industry;
•	the timing, cost and procedure for acquisitions;
•	the impact of government regulation;
•	estimates regarding future net revenues from capitalized development costs and the present value thereof;
•	planned capital expenditures (including the amount and nature thereof);
•	our marketing strategies and efforts;
•	emerging viable and sustainable markets for wireless and mobile computing services;
•	significant errors or security flaws in our products and services;
•	insufficient protection for our intellectual property;
•	claims of infringement on third party intellectual property;
•	pricing pressures in the mobile software and technology market;
•	our financial position, business strategy and other plans and objectives for future operations;
•	the possibility that our acquisitions may involve unexpected costs;
•	system failures, operational delays, interruption of service to customers;
•	economic conditions in the U.S. and worldwide;
•	access to significant additional capital to implement growth plans; and
•	the ability of our management team to execute its plans to meet its goals.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings ‘‘Risk factors’’, ‘‘Management’s discussion and analysis of financial condition and results of operations’’, ‘‘Business’’ and elsewhere in this report.

PART I

Item 1.  Business

Organization

MacroSolve, Inc. is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma and does business as Anyware Mobile Solutions, a division of MacroSolve.  MacroSolve, Inc. filed a registration statement Form S-1 with the Securities and Exchange Commission as a fully reporting OTC Bulletin Board company and trading commenced on August 15, 2008.

History

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

Our customers rely on us to define, design, develop and support the best combinations of technologies in a market that is very dynamic. We assist software and web-based application companies by modifying their software product offerings so that they can be used by a mobile end-user who typically has a Smartphone or a similar cellular device. Many of these customers rely on our technology and marketing expertise. We also serve enterprises that find it difficult to identify a mobile software product which addresses their specific need to streamline operational processes, and do not have the competency in house. Our technology and services capabilities generate a growing base of contract and annuity based revenue. We have several mobile software products, including ReFormXT™ , which helps to minimize mobile application development effort and DigiTicket, a platform for issuing electronic citations by law enforcement entities. ReForm XT was launched in December 2008 and DigiTicket is in beta testing phase and neither has yet to contribute significant revenues to MacroSolve. The company invested $150,550 and $194,560 in ReFormXT capitalized development costs for the years ended December 31, 2008 and 2007 respectively and $32,353 in DigiTicket capitalized development costs in 2008.

After incorporating in 1997, the Company served business customers in the manufacturing industry.  Most of the professional services engagements included systems integration and customization.  Its largest customer was Titan Tire and Wheel, the largest tractor tire and wheel manufacturer in the U.S., which relied on the Company to streamline paper intensive business processes with distributed applications on the manufacturing floor.  This discipline gave the company experience in mobile computing with rugged handheld devices in an era where bar-coding inventory and using handheld scanners for data entry was in its infancy.

Handspring, Inc. partnered with the Company in 1998 on a project with BAE (British Aerospace).  The paperwork process between ground crews and pilots were driving operational inefficiencies. The Company defined, designed and developed a mobile data platform, utilizing Handspring Visor handheld devices.

In 2001, the Company was approached by a major supplier of food products to McDonalds.  Quality assurance processes surrounding food quality was problematic and a web-based data collection and tracking tool was being utilized throughout the McDonalds supplier community.  A mobile solution was needed in order to collect data more efficiently in the field at 20,000 restaurant locations. The earliest forms of mobile phones and PDAs with wireless data connections were forecast to be entering the market.  New operating systems and other technological disruptions were quickly approaching. With this opportunity and considerable depth of experience in mobile data solutions, the company sought out its first private equity investors, new management, and began to build a device, operating system and network agnostic mobile data collection platform which it named ReForm™.

A major national campaign for the sale of ReForm was launched with Palm, Inc. in February 2003.  Shortly thereafter, Palm, Inc. determined to divide into two companies and the sales campaign was cancelled, which resulted in substantial financial losses to the Corporation.  The Corporation thereafter developed relationships with other mobile computer manufacturers and wireless carriers.

A second sales campaign was launched with Sprint Corporation (“Sprint”) on September 1, 2004 under a Joint Marketing Agreement between the Corporation and Sprint, which was entered into in August 2004.  This campaign focused on Enabling.  This second sales campaign was placed on hold by Sprint on or about October 1, 2004 due to a reorganization of Sprint Corporation.

The Sprint sales campaign was expanded to include other Sprint offices and launched again in February of 2005 and was to terminate at year end 2005.  The four city joint campaign was restructured in the third quarter of 2005 and renewed in January 2006.  The acquisition of Nextel by Sprint caused the campaign to be cancelled in the third quarter of 2006.

The Corporation entered into a development and support agreement with Navigation Solutions, a wholly owned subsidiary of Hertz Corporation, in 2005.  Under this agreement, the Corporation provides ongoing development and support work associated with the Never Lost GPS Navigation and Sirius satellite radio systems, which are offered on Hertz rental cars.

Working jointly with ESPRE Solutions, Inc. (EPRT.PK), a  provider of video software, the Corporation entered into an agreement on behalf of a major wireless carrier in 2005 to develop a video collaboration application that allows mobile devices, PCs and set top boxes to visually communicate across the carrier’s network.  Subject to the carrier’s allocating additional funding, the project is expected to be complete in 2009 and will result in the Corporation having a mobile video platform which it believes will allow it to compete in the mobile video industry.  This development agreement is covered by a confidentiality agreement to which interested parties must agree prior to receiving further information.

In 2006 and 2007, the Company focused efforts on expanding and broadening industry relationships which could augment development and marketing advantages for its services business.  To this end, the company is in a wide range of agreements and relationships with Verizon, AT&T, Sprint, Palm, RIM, Intermec, Psion Teklogix, Symbol/Motorola, OpSource, WBS, ScanSource and other North American mobile industry leaders.

Currently the Company has ongoing projects across the United States and Canada and operates three websites including ‘www.goanyware.com’, ‘www.macrosolve.com’ and the industry thought-leader blog ‘www.mobilebizbuzz.com.

Our Products and Services

Our mobile solutions services business currently represents the primary source of revenue for the Company.  Working with our mobile partners, our professional services team provides solution management, product development, project management, quality assurance and support services to address the needs of a client base seeking to use mobility to improve their process efficiencies and modify software applications so that they can be used in a mobile environment.

Our primary software product is ReFormXT™, a mobile data collection platform.  ReFormXT™ simplifies the process of converting paper forms to a digital form that can be utilized on most Smartphones available in the United States.  A web-based interface allows a non-technical user to create and dispatch forms to users and easily manage data input from the field.  The components of the platform are also utilized as mobile application development tools, thus saving time and money for customers needing more customized solutions.  Early versions of ReFormXT™ are being upgraded in order to satisfy shifting market demands.  The upgrade became available in final form in December 2008. ReFormXT™ has contributed less than five percent of annual revenues since initial inception.

Intellectual Property

The Corporation reviews each of its intellectual properties and makes a determination as to the best means to protect such property, by trademark, by copyright, by patent, by trade secret, or otherwise. The Corporation believes that it has taken appropriate steps to protect its intellectual properties, depending on its evaluation of the factors unique to each such property, but cannot guarantee that this is the case. United States and foreign patents applications regarding ReFormXT™ were applied for in 2003 and the applications are pending before the United States Patent and Trademark Office at the date of this document.  The Corporation views the office actions of the United States Patent and Trademark Office as being positive but there is no guarantee that a patent will be issued.

The corporation has intellectual property that relates to extending applications to multiple handsets operating on multiple wireless networks which it handles as a trade secret and which it considers to be valuable.

Recent Product and/or Market Developments:

Additional software products are in various stages of development. A mobile electronic citation product called DigiTicket is entering beta testing in 1Q2009. DigiTicket is expected to contribute less than 5% to the 2009 annual revenues

United States Industry Overview

According to new research from Compass Intelligence.com, businesses in the US will spend roughly $11.6 billion on mobile applications by 2012. For 2009, US businesses are expected to spend an estimated $4.9 billion on mobile applications. These applications include mobile and wireless-based custom-coded and packaged applications, including productivity, contact management, GPS/Navigation, Email, security, file sharing, collaboration and others.. Compass Intelligence further predicts this market is poised for double-digit annual growth over the next 5 years, driven by the growth in remote and telecommuting employees, the movement in "Open Mobile Devices", and the explosion of new and emerging free and fee-based mobile applications available for download. The highly mobile Healthcare industry is expected to spend an estimated $1.1 billion on mobile applications by 2012, although the Government and Services industries are expected to be the top spenders on mobile applications. Roughly $6.3 billion will be spent on mobile applications by the Small and Mid-sized business market by 2012.

Market Opportunity

MacroSolve has been marketing mobile solutions in cooperation with the leading mobile technology vendors nationwide for over five years while assisting applications companies with mobile offering for four years.  In our research and experience, we are seeing the advancement of mobile technology as an operational tool in businesses.  Many businesses have adopted mobile devices with mobile email and are more active in exploring the utilization of the technology to streamline business processes with mobile data and video solutions.  This market is growing as new Smartphone and rugged devices are reaching the market, giving end users and enterprises more computing power and flexibility beyond a cell phone or laptop.  Large enterprises have the technical and financial resources to purchase substantial mobile application platforms.  These customers are well served by the leading wireless carriers, mobile hardware manufacturers and application developers.  Over 6 million medium and small businesses are currently underserved by the industry leaders.  At the same time, PC and web-based application companies are seeking to modify their solutions with mobile offerings.  Entering the mobile application market complicates established business models, marketing channels and challenges technical resources with the dynamics of developing to a much wider variety of devices, operating systems, connectivity and users. Finally, wireless carriers and mobile hardware companies are looking for more niche applications and are opening their platforms in order to increase the value of their products and services.  All of these developments create demand for MacroSolve to bring business customers and technology suppliers together.

Strategy

Operating Strategies

The services business is divided into two parts which address business process efficiencies and software product enhancements through the adoption of mobile solutions.  Each is supported by a dedicated sales function, and share in a pool of resources which provides solution management, product development, project management, QA and support.  Each unit also leverages hardware sales, ReFormXTTM integration, hosting, licensing and other passive revenue functions.

Given the increasing demand, longer term projects, options for more passive revenue and niche positioning within the software product enhancements business, technical resources are being augmented in the talent pool along with more specialized mobile industry marketing resources.  In order to manage growth, communications, project management, billing, and other processes are currently being streamlined with new automation platforms.

Growth Strategies

With a proven operational model in place, the growth strategies are centered on marketing.

Our Community Website Growth Strategy is centered on the aggregation of news, information, blogs and forums that are available in the mobile industry which is focused on solutions for businesses.  This web site will serve as a social network for businesses with modest or no I.T. staff and it will serve as a platform to promote our customers’ products and related Anyware offerings

Our Geographical Growth Strategy will expand the Company’s presence in the Midwestern U.S. and where customer demand is beginning to centralize.  With offices in Tulsa, OK and Dallas, TX, near term plans include expansion into Oklahoma City, OK and Kansas City, Missouri.

Our Partner Growth Strategy involves more substantial joint marketing activities with industry leaders.  Wireless carriers and mobile hardware manufacturers are primarily involved in the development of leads for the software product services business and for support of the Community Website Strategy.  Continued awareness and the formalization of business development processes are currently underway.

Employees

As of the date of this 10-K, the Company has twenty-one (21) full-time employees.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Subsequent Events

On December 30, 2008, MacroSolve, Inc. (the “Company”) closed a private placement (the "Private Placement") of the sale of units (each a "Unit") for gross proceeds of $1,397,271. The Private Placement was non-brokered and consisted of the sale of 931,514 Units priced at a price of $1.50 per Unit. Each Unit consists of one share of restricted common stock and one common stock purchase warrant (each a "Warrant"). Each Warrant is exercisable at $2.25 per share until December 30, 2011.

Between January 9 and March 11, 2009 MacroSolve has sold an additional 133,332 common shares for $200,000 through a private offering with the same terms and conditions as the December 30, 2008 Private Placement. The net proceeds of both offerings were used as working capital and for general corporate purposes.

The Units were issued to U.S. persons in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the Units was arbitrarily determined by the Company’s Board of Directors based upon analysis of certain factors including, but not limited to, the listing of the Company's shares on the OTCBB, industry status, investment climate, perceived investment risks, the Company's assets and net estimated worth. The Investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act of 1933, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities.  No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were  accredited investors, business associates or executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. The gross proceeds from the Private Placement will be used to fuel growth initiatives designed to create additional high-margin recurring revenue streams for the company.

A total of $120,000 in warrants representing 282,360 shares of registered common stock were exercised by an existing shareholder between February 18 and March 10, 2009.

The Company has issued 216,598 shares of restricted common stock between February 1 and March 11, 2009 to three companies in exchange for services.

Customers

For the calendar year ended December 31, 2008, MacroSolve was dependent upon several customers who each constituted ten percent or greater of the overall revenues. These customers include Navigation Solutions of Plano, Texas, Great White Energy Services of Oklahoma City, Oklahoma and Sprint-Nextel of Overland Park, Kansas.

Access to Company Reports

The public may read and copy any materials MacroSolve files with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may call the SEC at 1-800-SEC-0330 to obtain additional information on the operation of the Public Reference Room. The Commission maintains an Internet site that contains reports and other information regarding issuers that file electronically with the Commission (www.sec.gov).

Item 1A.  Risk Factors

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company’s Common Stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

We face intense competition in the market for mobile computing products and services, which could reduce our market share and revenue.

Our market contains few substantial barriers to entry. We believe we will face additional competition from existing competitors and new market entrants in the future.  We are subject to current and potential competition with respect to our business process professional services from Accenture, IBM Global Services, Google, Apple and Microsoft, among others.  In addition, we are subject to current and potential competition with respect to our software product professional services from Flowfinity, iAnywhere, Formotus, Pendragon, and Mobile Frame, among others.

In addition to the direct competition noted above, we face indirect competition from existing and potential customers that may provide internally developed solutions for each of our products or services. As a result, we must educate prospective customers as to the advantage of our products compared to internally developed solutions.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater brand recognition and more established relationships in the industry than we do. Our larger competitors may be able to provide customers with additional benefits in connection with their products, services, and costs, including reduced communications costs. As a result, these companies may be able to price their products and services more competitively than we can and respond more quickly to new or emerging technologies and changes in customer requirements. If we are unable to compete successfully against our current or future competitors, we may lose market share, and our business and prospects would suffer.

Consolidation in the wireless industry may strengthen our competitors’ position in our market. Consolidation of our competitors has occurred, and we expect it to continue to occur in the foreseeable future. Acquisitions may further strengthen our competitors’ financial, technical and marketing resources.

Most sales with mobile carriers and enterprises have a long sales cycle process, which increases the cost of completing sales and renders completion of sales less predictable.

The sales cycle process with mobile carriers could be long, making it difficult to predict the quarter in which we may recognize revenue from a sale, if at all. The general length of the sales cycle increases our costs and may cause services and license revenues and other operating results to vary significantly from period to period. Our products or services often are part of significant strategic decisions by our customers regarding their information systems. Accordingly, the decision to license our products or use our services typically requires significant pre-purchase evaluation. We spend substantial time providing information to prospective customers regarding the use and benefits of our products and services. During this evaluation period, we may expend significant funds in sales and marketing efforts. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may be adversely affected.

If we fail to maintain our existing relationships or enter into new relationships with OEM and business development organizations, or if products offered by our OEM partners fail to achieve or maintain market acceptance, our brand awareness, the sales of our products and use of our services would suffer.

Our revenue from technology licensing depends, in large part, on our ability to develop and maintain relationships with OEMs and business development organizations that help distribute our products and promote our services. We depend on these relationships to:

•	distribute our products to purchasers of mobile devices;

•	increase the use of our services;

•	build brand awareness through product marketing; and

•	market our products and services cooperatively.

If the products that these equipment manufacturers or business development organizations sell or if any of these companies cease to use our product and service offerings in significant volumes, our product sales would decline and our business would suffer. For example, if growth in the number of devices sold by our OEM partners is delayed or did not occur, our business would suffer.

Our agreements with OEMs, distributors, and resellers generally are nonexclusive and may be terminated on short notice by either party without cause. Furthermore, our OEMs, distributors and resellers are not within our control, are not obligated to purchase products or services from us, and may represent other lines including competing products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors, and resellers could lead to reduced sales and could materially adversely affect our operating results.

Our market changes rapidly due to evolution in technology and industry standards. If we do not adapt to meet the sophisticated needs of our customers, our business and prospects will suffer.

The market for our products and services is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. For example, the traditional personal digital assistant market is declining and may continue to do so. Our future success will depend to a substantial degree on our ability to offer products and services that adapt to these changing markets, incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Our rapidly evolving market makes it more likely that:

•	our technology or products may become obsolete upon the introduction of alternative technologies;

•
we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies or service offerings of other companies; and

•
we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies or service offerings of other companies.

To the extent we determine that new technologies are required to remain competitive, the development, acquisition and implementation of these technologies is likely to continue to require significant capital investment by us. Moreover, we cannot be certain that we can develop, market and deliver new products and technology on a timely basis. Sufficient capital may not be available for this purpose in the future, and even if it is available, investments in new technologies may not result in commercially viable technological processes and there may not be commercial applications for such technologies. If we do not develop, acquire and introduce new products and services and achieve market acceptance in a timely manner, our business and prospects will suffer.

Our business and prospects depend, to a significant degree, on demand for wireless and other mobile computing devices.

The use of wireless and other mobile computing devices for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has begun to develop only in recent years. Our success will depend in large part on continued growth in the use of wireless and other mobile computing devices, including handheld computers, smart phones, pagers and other mobile devices. In addition, our markets face critical unresolved issues concerning the commercial use of wireless and other mobile computing devices, including security, reliability, cost, ease of access and use, quality of service, regulatory initiatives and necessary increases in bandwidth availability. Demand for, and market acceptance of, wireless and other mobile computing devices which require our products and services are subject to a high level of uncertainty and are dependent on a number of factors, including:

•	growth in sales of handheld devices, smart phones and other mobile computing devices and growth in wireless network capabilities to match end-user demand and requirements;
•	emergence of a viable and sustainable market for wireless and mobile computing services;
•	our product and services differentiation and quality;
•	the development of technologies that facilitate interactive communication between organizations;
•	our distribution and pricing strategies as compared with those of our competitors;
•	the growth in access to, and market acceptance of, new interactive technologies;
•	the effectiveness of our marketing strategy and efforts;
•	our industry reputation; and
•	general industry and economic conditions such as slowdowns in the computer or software markets or the economy in general.

If the market for wireless and other mobile computing devices as a commercial or business medium develops more slowly than expected, our business, results of operations and financial condition will be seriously harmed.

Even if the wireless and mobile computing services market does develop, our products and services may not achieve widespread market acceptance. If our target customers do not adopt, purchase and successfully deploy our other current and planned products and services, our revenue will not grow significantly and our business, results of operations and financial condition will be seriously harmed.

We might experience significant errors or security flaws in our products and services.

Despite testing prior to their release, software products may contain errors or security flaws, particularly when first introduced or when new versions are released. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. Our customers rely on our products and services for critical parts of their businesses and they may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. The detection and correction of any security flaws can be time consuming and costly.

Insufficient protection for our intellectual property rights may have a material adverse affect on our results of operations or our ability to compete.

We attempt to protect our intellectual property rights in the United States and in selected foreign countries through a combination of reliance on intellectual property laws (including copyright, patent, trademark and trade secret laws) and registrations of selected patent, trademark and copyright rights in selected jurisdictions, as well as licensing and other agreements preventing the unauthorized disclosure and use of our intellectual property. We cannot assure you that these protections will be adequate to prevent third parties from copying or reverse engineering our products, from engaging in other unauthorized use of our technology, or from independently developing and marketing products or services that are substantially equivalent to or superior to our own. Moreover, third parties may be able to successfully challenge, oppose, invalidate or circumvent our patents, trademarks, copyrights and trade secret rights. We may elect or be unable to obtain or maintain certain protections for certain of our intellectual property in certain jurisdictions, and our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States because of the differences in foreign laws concerning intellectual property rights. Lack of protection of certain intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition. Moreover, monitoring and protecting our intellectual property rights is difficult and costly. From time to time, we may be required to initiate litigation or other action to enforce our intellectual property rights or to establish their validity. Such action could result in substantial cost and diversion of resources and management attention and we cannot assure you that any such action will be successful.

If third parties claim that we are in violation of their intellectual property rights, it could have a negative impact on our results of operations or ability to compete.

Patent litigation involving software and telecom companies has increased significantly in recent years as the number of software and telecom patents has increased and as the number of patent holding companies has increased. We face the risk of claims that products or services that we provide have infringed the intellectual property rights of third parties.  We are not engaged in any litigation of any kind whatsoever at this time.

Pricing pressure in the mobile software and technology market could adversely affect our operating results.

Competition and industry consolidation in the mobile messaging market have resulted in pricing pressure, which we expect to continue in the future. This pricing pressure could cause large reductions in the selling price of our services. For example, consolidation in the wireless services industry could give our customers increased transaction volume leverage in pricing negotiations. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressures on us. While historically pricing pressure has been largely offset by volume increases and the introduction of new services, in the future we may not be able to offset the effects of any price reductions.

If we fail to maintain or expand our relationships with strategic partners and indirect distribution channels our revenues could decline.

Our development, marketing and distribution strategies depend in part on our ability to form strategic relationships with other technology companies. If these companies change their business focus, enter into strategic alliances with other companies or are acquired by our competitors or others, support for our products and services could be reduced or eliminated, which could have a material adverse effect on our business and financial condition.

Industry consolidation and other competitive pressures could affect prices or demand for our products and services, and our business may be adversely affected.

The IT industry and the market for our products and services is becoming increasingly competitive due to a variety of factors. There is also a growing trend toward consolidation in the software industry. Continued consolidation within the software industry could create opportunities for larger software companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. Continued consolidation activity could pose a significant competitive disadvantage to us.

The significant purchasing and market power of larger companies may also subject us to increased pricing pressures. Many of our competitors have greater financial, technical, sales and marketing resources, and a larger installed customer base than us. In addition, our competitors’ advertising and marketing efforts could overshadow our own and/or adversely influence customer perception of our products and services, and harm our business and prospects as a result. To remain competitive, we must develop and promote new products and solutions, enhance existing products and retain competitive pricing policies, all in a timely manner. Our failure to compete successfully with new or existing competitors in these and other areas could have a material adverse impact on our ability to generate new revenues or sustain existing revenue levels.

The ability to rapidly develop and bring to market advanced products and services that are successful is crucial to maintaining our competitive position.

Widespread use of the Internet and fast-growing market demand for mobile and wireless solutions may significantly alter the manner in which business is conducted in the future. In light of these developments, our ability to timely meet the demand for new or enhanced products and services to support wireless and mobile business operations at competitive prices could significantly impact our ability to generate future revenues.  If the market for unwired solutions does not continue to develop as we anticipate, if our solutions and services do not successfully compete in the relevant markets, or our new products are not widely adopted and successful, our competitive position and our operating results could be adversely affected.   While acquisition of certain competitors could enhance our position, we have no discussions in that regard at this time.

System failures, delays and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability.

The success of our products, specifically ReForm™, is highly dependent on its ability to provide reliable services to customers. These operations could be interrupted by any damage to or failure of our or our customers, or suppliers, computer software, hardware or networks, and our connections and outsourced service arrangements with third parties.

Anyware’s systems and operations are also vulnerable to damage or interruption from power loss, transmission cable cuts and other telecommunications failures, natural disasters, interruption of service due to potential facility migrations, computer viruses or software defects, physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events and errors by our employees or third-party service providers.

Because many of our services play a mission-critical role for our customers, any damage to or failure of the infrastructure we rely on, including that of our customers and vendors, could disrupt the operation of our network and the provision of our services, result in the loss of current and potential customers and expose us to potential customer liability.

Economic conditions in the U.S. and worldwide could adversely affect our revenues.

Our revenues and operating results depend on the overall demand for our products and services. If the U.S. and worldwide economies continue to weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our ecommerce development activities and transition to commercial operations have been and will continue to be significant. We will require additional funds to develop direct Internet sales of products and services.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  There is no assurance additional funds will be available from any source; or, if available, such funds may not be on terms acceptable to the Company.  In either of the aforementioned situations, the Company may not be able to fully implement its growth plans. Moreover, we will not receive any proceeds from the sale of stock by our selling stockholders, and thus the initial registration of our common stock will not affect our ability to meet capital requirements.

We depend on key employees in a competitive market for skilled personnel.

The success of our business will continue to depend upon certain key technical and senior management personnel many of whom would be extremely difficult to replace. Competition for such personnel is intense, and we cannot be certain that we will be able to retain our existing key managerial, technical, or sales and marketing personnel. The loss of these officers and other or key employees in the future might adversely affect our business and impede the achievement of our business objectives. We believe our ability to achieve increased revenue and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled sales and marketing and qualified product development personnel. In addition, competition for employees in our industry and geographic location could be intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms. Our ability to hire and retain such personnel will depend in part upon our ability to raise capital or achieve increased revenue levels to fund the costs associated with such personnel. Failure to attract and retain key personnel may adversely affect our business.

We may have to spend substantial funds on sales and marketing in the future.

To increase awareness for our new and existing products, technology and services, we may have to spend significantly more on sales and marketing in the future. We also plan to continue to leverage our relationships with industry leaders and to expand and diversify our sales and marketing initiatives to increase our sales to mobile carriers and enterprises. If our marketing strategy is unsuccessful, we may not be able to recover these expenses or even generate any revenue. We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our products, technology and services. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our products, technology and services. We cannot be certain that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting the products, technology and services offered by us.

Shareholders will have limited or no input on any investment or management decisions.

The Company will be managed by the Officers and by the Board. Very few matters will be submitted to Shareholder vote. Therefore, as a minority shareholder, you will have no or limited say in the management of the Company. Accordingly, no prospective investor should purchase any Shares unless it is willing to entrust all aspects of our business and operations to the current Officers and Board of the Company.

Risks Relating to our Common Stock and its Market Value

There is a limited market for our common stock which may make it more difficult for you to dispose of your stock.

Our common stock has been quoted on the OTC Bulletin Board under the symbol “MCVE” since August 15, 2008. There is a limited trading market for our common stock. Furthermore, the trading in our common stock maybe highly volatile, as for example, approximately all trading days from August 15, 2008 through December 31, 2008 saw trading in our stock of less than 1,000 shares per day. During that same period, the smallest number of shares trade in one day was zero and the largest number of shares traded in one day was 500. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The price of our Common Stock may be volatile.

The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control. Some of these factors are:

•	our results of operations and the performance of our competitors;
•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;
•	changes in earnings estimates or recommendations by research analysts who follow, or may follow, us or other companies in our industry;
•	changes in general economic conditions;
•	actions of our historical equity investors, including sales of common stock by our directors and executive officers;
•	actions by institutional investors trading in our stock;
•	disruption of our operations;
•	any major change in our management team;
•	other developments affecting us, our industry or our competitors; and
•	U.S. and international economic, legal and regulatory factors unrelated to our performance.

In recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company or our performance, and those fluctuations could materially reduce our common stock price.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The requirements of being a public company, including compliance with the reporting requirements of the exchange act and the requirements of the Sarbanes Oxley act, strains our resources, increases our costs and may distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we need to comply with laws, regulations and requirements, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 and related regulations of the SEC. Complying with these statutes, regulations and requirements occupies a significant amount of the time of our board of directors and management. We are or may be required to:

•	institute a comprehensive compliance function;
•	establish internal policies, such as those relating to disclosure controls and procedures and insider trading;
•
design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	prepare and distribute periodic reports in compliance with our obligations under the federal securities laws;
•	involve and retain outside counsel and accountants in the above activities; and
•	establish an investor relations function.

In addition, rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants. The requirement of an annual assessment of our internal control over financial reporting and the attestation of the assessment by our independent registered public accountants, as the rules now stand, will first apply to our annual report for fiscal year ending December 31, 2009. In the future, our ability to continue to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired, and we may be subject to sanctions or investigation by regulatory authorities. In addition, failure to comply with Section 404 or a report of a material weakness may cause investors to lose confidence in us and may have a material adverse effect on our stock price.

We do not expect to pay dividends in the future. Any return on investment may be limited to the value of our stock.

We do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of dividends on our stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

We may need additional capital that could dilute the ownership interest of investors.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our management may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

We may be unsuccessful in coming to terms with institutional investors to raise additional equity funds.

The purpose of registering our stock for public sale was part of a plan to raise capital from institutional investors in a PIPE transaction. Due to the unusual economic climate in the United States in the third and fourth quarters of 2008 through the present time, we have not finalized terms with an institutional investor. As of March 11, 2009, the company has deferred $375,000 in equity issuance costs. These costs will be netted against equity raised or expensed if the plan is not successful.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company currently leases office space at 1717 South Boulder, Tulsa, Oklahoma 74119 starting on September 1, 2008, pursuant to a 60 month lease which  provides for rent at $11,869.06 per month for months 1-30 and $12,285.52 for months 31-60.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol MCVE since August 15, 2008.

The following sets forth the range of the closing bid prices for our common stock for the quarters in the period starting September 30, 2008 through December 31, 2008. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, markdowns or commissions. Such prices were determined from information provided by a majority of the market makers for the Company’s common stock.

	High Close	Low Close

2008 Calendar Year
September 30, 2008	2.75	2.00
December 31, 2008	2.15	2.01

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15(g)-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of stockholders to sell their shares.

Holders

As of December 31, 2008, the approximate number of stockholders of record of the Common Stock of the Company was 85.

Dividends

We have not declared any common stock dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no material restrictions in our certificate of incorporation or bylaws that restrict us from declaring dividends.

Item 6.  Selected Financial Data.

The following tab summarizes our financial data for the periods presented. We prepared this information using our financial statements for each of the periods presented. The following selected financial data should be read in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The historical results are not necessarily indicative of results to be expected for future periods.

Statements of Operations Data:	Years Ended Dec 31,
	2008	2007	2006

(In Thousands)
Revenue	$2,698	$2,323	$1,398
Cost of Sales	1,532	1,155	675
Gross Profit	1,166	1,168	723
Operating Expenses:
Solution Services	505	425	277
Selling, General and administrative	1,567	1,398	1,352
Loss from operations	(906)	(655)	(906)
Other income (expense), net	(144)	(14)	(62)
Net Loss	(1,050)	(669)	(968)

Basic and diluted loss per share	(0.05)	(0.05)	(0.08)

Shares used in calculation of loss per share: Basic and diluted	25,603,461	16,842,520	14,472,220

Balance Sheet Data:

(In Thousands)
Cash and Cash Equivalents	101	26	715
Working (deficit) Capital	(143)	(207)	659
Total Assets	1,555	1,366	1,239
Long-Term Obligations	200	234	261
Total shareholders’ (deficit) equity	793	60	716

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our  historical financial statements and the notes to those statements that appear elsewhere in this report.  Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A.  Risk Factors.” and elsewhere in this report.

Business Overview

For this information please see Part 1, Item 1 “Description of Business.”

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 (all references are to fiscal years).

Total Net Sales: Total Net Sales increased $375,000 or 16% to $2.7 million in 2008 from $2.3 million for 2007. Sources of revenues were derived from our services business, hardware sales and software licensing. Services revenues represented the majority of the annual increase growing $.5 million in 2008 from $2.1 million to $2.6 million as the Company expanded its contracts and related work with several of its major clients and established several new business relationships. Hardware sales to third parties and in support of our services activities decreased $98,000 in 2008 to $60,000 from $158,000 in 2007. Software licensing sales increased $11,000 in 2008 to $39,000 from $28,000 in 2007. The Company’s ReFormXT™  product became commercially available in December 2008 and did not contribute significantly to the Company’s sales.

Cost of Sales and Gross Profit:  Cost of Sales for 2008 of $1.5 million increased $.3 million in support of the higher level of revenues, or 32% from $1.2 million in 2007. The majority of this increase was represented by the staffing costs of delivery of the services revenue. The resultant Gross Profit for 2008 of $1.2 million was unchanged from the Gross Profit for 2007 of $1.2 million.

Operating, Selling, General and Administrative Expenses: Operating, selling, general and administrative expenses increased by $.2 million, or 12% in 2008 to $2.0 million from $1.8 million in 2007. This increase reflects both increases in costs associated with aforementioned staff additions and marketing and advertising expenses as well as lower depreciation and amortization expenses.

Loss from Operations: Loss from operations for 2008 of $.9 million was up $.2 million or 38% from the loss from operations in 2007 of $.7 million as a result of the costs associated with being a public company offset by reductions in operating, selling, general and administrative expenses.

Other Income and Expense: Total other expenses of $143,000 in 2008 was $129,000 greater than the total of $14,000 in 2007.  This increase is primarily due to interest on the Investor Bridge Loans from March through December which accrued and was converted along with the loan principal to common stock at the end of 2008. Additionally, stock-based compensation expense, within other expenses, was $79,000 for the year ended December 31, 2008 as compared to $25,000 for the year ended December 31, 2007, an increase of $54,000. This is primarily due to the distribution of stock to employees who benefited from the MacroSolve Employee Stock Trust when the Company became publicly registered in August 2008. The expenses related to these stock awards which were previously deferred to future accounting periods were recognized upon distribution. All stock compensation was calculated at fair market value and other required inputs at the date of the grant in accordance with SFAS 123(R).

Net Loss: Net Loss of $1.0 million in 2008 was $.3 million or 57% greater than the net loss in 2007 of $.7 million as a result of the increased interest expense and stock based compensation expense.

There was no provision for income taxes for the fiscal years ended 2008 and 2007 due to the net operating losses. Realization of the deferred tax asset is dependent on generating sufficient future taxable income. A valuation allowance on the net deferred tax asset has been provided due to the uncertainty of future taxable income.

Liquidity and Capital Resources

Our primary sources of cash in calendar year 2008 were from financing and equity transactions. Proceeds from private placement equity fund raising were offset by cash used in operating and investing activities for our products and services. Operating cash flow fluctuations were substantially driven by a general decline in the business environment in the latter part of 2008. Cash flows continue to be used in operating activities and did not contribute to the funding of product development or implementation of growth plans. See below for additional discussion and analysis of cash flow.

	Years Ended Dec 31,
	2008	2007

Cash flows (used in) operating activities	$(960,818)	$(711,117)
Cash flows (used in) investing activities	(344,151)	(248,616)
Cash flows provided by financing activities	1,380,698	270,384
Net increase (decrease) in cash and cash equivalents	$75,729	$(689,349)

Operating Activities:

Net cash outflow from operating activities during the year ended December 31, 2008 was $1.0 million which was an increase in use of cash of $0.3 million from $0.7 million net cash outflow during the year ended December 31, 2007. This increase was primarily due to operating expenses related to implementing the Company’s growth plan, administrative costs related to public company expenses, investor relations costs and other professional fees, and a decrease in receivables offset by a decrease in unearned income associated with a large project that was prebilled per the contract at the end of December, 2007.

Net Cash outflow from operating activities during the year ended December 31, 2007 was $0.7 million which was an increase in use of cash of $0.1 million from $0.6 million net cash outflow during the year ended December 31, 2006. The increase was primarily due to an increase in receivables offset by an increase in unearned income associated with a large project that was prebilled per the contract at the end of December, 2007 and a loss on abandonment of capitalized development costs in 2006.

Investing Activities:

Net cash used in investing activities during the year ended December 31, 2008 was $0.3 million, which was an increase of $0.1 million from $0.2 million net cash used in investing activities during the year ended December 31, 2007. The increase is primarily due to increased investment in capitalized software development costs.

Net cash used in investing activities during the year ended December 31, 2007 was $0.2 million, which was comparable to the $0.2 million net cash used in investing activities during the year ended December 31, 2006.

Financing Activities;

Net cash provided by financing activities increased by $1.1 million during the year ended December 31, 2008 to $1.4 million as compared to $0.3 million during the year ended December 31, 2007 due to proceeds from convertible loans from qualified investors which were converted to common stock in 2008. The loans were converted under a December 30, 2008 private placement offering which is offering 3,333,333 shares of common stock at a price of $1.50 per one share of common stock, $0.01 par value, and one warrant to purchase an identical number of shares at a purchase price of $2.25. The warrants have a three year life. The net proceeds of the offering will be used to accelerate the Company’s growth plan and for general corporate purposes of the Company.

Net cash provided by financing activities decreased by $1.1 million during the year ended December 31, 2007 to $0.3 million as compared to $1.4 million during the year ended December 31, 2006. The Company did not undertake any equity fundraising in 2007 after raising $1.5  million in 2006 from the sale of common and preferred stock which was converted to common stock in 2008.

Historically, we have financed our cash needs by private placements of our securities. We have registered the privately issued securities for resale. We intend to finance future cash needs primarily through equity offerings but may fund those needs through debt. There is no assurance that we will be able to obtain financing on terms consistent with our past financings or satisfactory to use.

As of December 31, 2008, our common stock is the only class of stock outstanding and we have $0.4 million in long-term debt that consists of an advancing term loan with a financial institution for financing equipment and a note from the State of Oklahoma Technology Business Finance Program.

Contractual Obligations

None.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our  financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets and liabilities. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our financial statements. Described below are the most significant policies we apply in preparing our financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America. We also describe the most significant estimates and assumptions we make in applying these policies. We discussed the development, selection and disclosure of each of these with our audit committee. See Results of Operations above and Item 8.  Financial Statements and Supplementary Data for a discussion of additional accounting policies and estimates made by management.

Nature of Operations:

The accompanying  financial statements include the accounts and transactions of MacroSolve Inc.  a division of the Company operates “doing business as” Anyware Mobile Solutions™.

Cash Equivalents:

Cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions.

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of solution services, software and hardware.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At the years ended December 31, 2008 and 2007, the Company deems all amounts recorded as collectible and thus has not provided an allowance for uncollectible amounts.

Property and Equipment:

Property and equipment are recorded at cost.  Depreciation is computed using straight-line methods applied to individual property items based on estimated useful lives.

Revenue Recognition:

Revenue generated from the provision of services is recognized at the time the service is provided.  Sales of hardware are recognized upon delivery to the customer.   Revenue from the licensing of software is recognized ratably over the license period.

Software Development Costs:

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  These costs are amortized over three years and are reviewed for impairment at each period end.

Use of Estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the  financial statements and accompanying notes.  Actual results could differ from these estimates.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended December 31, 2008 and 2007.

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

Income Taxes:

The Company accounts for income taxes utilizing Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). SFAS No. 109 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carryforwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company currently has substantial net operating loss carryforwards and has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

Recently Issued Accounting Pronouncements:

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this new standard effective January 1, 2007. The Company has evaluated the effect of this pronouncement and determined that the adoption of this interpretation did not have a material effect on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company adopted this new standard effective January 1, 2007. The Company has evaluated the effect of this pronouncement and determined that the adoption of this interpretation did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141.  SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. We do not expect the adoption of SFAS No. 141R to have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company adopted this new standard effective January 1, 2008. The Company has evaluated the effect of this pronouncement and determined that the adoption of this interpretation did not have a material effect on the Company’s financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements, together with the independent registered public accounting firm's report of HoganTaylor LLP, begin on page F-1, immediately after the signature page.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Hogan & Slovacek, P.C., the firm that has served as the independent registered public accounting firm for MacroSolve Inc., announced that it was combining with the firm of Tullius Taylor Sartain & Sartain LLP, on January 7, 2009.  As a result, Hogan & Slovacek resigned as the Company’s accounting firm effective January 7, 2009 and our audit committee approved, on January 14, 2009, the engagement of the successor firm, which is named HoganTaylor LLP (“HoganTaylor”).  The respective employees, partners and shareholders of the merged firms have become employees and partners of HoganTaylor which will continue the practices of each of the merged firms.  Hogan & Slovacek will remain in existence solely for the purpose of winding up its affairs but will not engage in any public accounting practice.

While HoganTaylor is technically a new firm, because it is a successor firm to our prior accountants, we do not consider this a substantive change of accounting firms.  Also, as this is a newly created firm, there have been no pre-engagement consultations or contacts with HoganTaylor.

Item 9A.  Controls and Procedures.

Not Applicable.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2008. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).   However, the company has not been required to file either an annual report pursuant to section 13(a) or 15 (d) of the Exchange Act for the prior fiscal year or an annual report with the Commission for the prior fiscal year.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of March 31, 2009. The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.  All members of the Board of Directors listed below were elected at the Annual Meeting of the Shareholders on May 22, 2008.

Name	Age	Position
James C. McGill	65	Chairman of the Board of Directors
Clint Parr	44	Chief Executive Officer, President, and Director
David L. Humphrey	53	Director
John Clerico	67	Director and Chairman of the Audit Committee
Dr. Dale A. Schoenefeld	63	Director
Howard Janzen	55	Director and Chairman of the Compensation Committee
Kendall Carpenter	53	Vice President Finance and Administration, Chief Financial Officer, Secretary and Treasurer
Eric Fultz	40	Vice President, Operations
Michael Ishmael	47	Vice President of Sales
Chris Kingham	42	Vice President of Marketing

Executive Biographies:

James C. McGill, Chairman of the Board of Directors

Jim McGill is an investor with background in a wide variety of organizations, public and private, for profit, and not for profit.  Prior to joining the Company, Mr. McGill ran McGill Resources, Inc., a business consulting and investment firm with offices in Tulsa, Oklahoma and Sydney, Australia.  From 1970 to 1986, Mr. McGill was Chairman and Chief Executive Officer of McGill Environmental Systems, Inc., a company that he founded.  McGill Environmental Systems, Inc. was sold in 1986 to The IT Group and Mr. McGill served on the board of directors of The IT Group until 2003.  Mr. McGill currently serves on the Board of ADDvantage Technologies Group, Inc., several private boards, and the Board of Trustees of the University of Tulsa.  Mr. McGill has been a member of the Board of Directors of MacroSolve, Inc. since 1999.

Clint Parr, President, Chief Executive Officer and Director

Clint Parr joined MacroSolve in 2002 as Vice President of Sales and Marketing.  The Board of Directors promoted him to President and Chief Operating Officer in 2003 and to Chief Executive Officer in 2007.  He graduated from Baylor University in 1986 with a bachelor's degree in Entrepreneurship, and obtained an executive MBA in 2000 from The University of Tulsa. He brings a wealth of marketing experience from numerous companies, including the Williams Companies. Parr is a graduate of Leadership Oklahoma, is Chairman of the Tulsa County Election Board and Founder of Tulsa Business 2.0.

David L. Humphrey, Director

David Humphrey currently serves as the Chief Operating Officer of Oklahoma Equity Partners, a venture capital fund.  Oklahoma Equity Partners focuses exclusively on Oklahoma venture opportunities and utilizes a network of venture capital firms as lead investors.  Mr. Humphrey is responsible for all investment operations of Oklahoma Equity Partners.  Prior to joining Oklahoma Equity Partners, Mr. Humphrey served from 1997 to 2004 as a principal of Davis, Tuttle Venture Partners.  From 1995 to 1997, Mr. Humphrey was a senior business development coordinator at Texaco Natural Gas Liquids.  During his two-year stay with Texaco, he led ten major acquisition and expansion projects.  Prior to joining Texaco in 1996, Mr. Humphrey spent thirteen years with Koch Industries, Inc. serving in a variety of business development initiatives.  Mr. Humphrey earned his Bachelor of Science in Chemical Engineering from the University of Wisconsin and his Master of Business Administration from Texas A&M University.  Mr. Humphrey joined the board of directors of MacroSolve, Inc. in 2004.

John Clerico, Director and Chairman of the Audit Committee

John Clerico is chairman and a registered financial adviser at ChartMark Investments, Inc., an independent investment advisory firm that manages equity funds for individuals and small pension funds. Mr. Clerico co-founded ChartMark in 2000, where his current focus is on day-to-day portfolio management and strategic direction of the firm. Prior to founding ChartMark, Mr. Clerico served in numerous senior management capacities including Executive Vice President, Chief Financial Officer and Director of Praxair, Inc., a Fortune 200 company. In addition to his financial responsibilities, Mr. Clerico managed Praxair’s business operations in Europe and South America. Prior experience includes CFO of Union Carbide Corporation, Conoco, Inc. and Phillips Petroleum Co. Mr. Clerico was named as one of four "Leading Corporate Treasurers" by Corporate Finance Magazine in 1995 and "CFO of the Year" by CFO Magazine in 1997 and Business Week in 1998. Mr. Clerico joined the board of directors of MacroSolve, Inc., in 2006.

Dr. Dale A. Schoenefeld, Director

Dr. Schoenefeld currently serves as Vice President for Information Services and CIO at the University of Tulsa including academic computing, administrative computing, networking services, computer system administration, and university libraries.  Dr. Schoenefeld represents the University of Tulsa at OneNet, Oklahoma’s telecommunications and information network for education and government, and is a member of an Oklahoma statewide committee chaired by the Secretary of Science and Technology.  Prior to becoming Vice President for Information Services, Dr. Schoenefeld served as Professor of Computer Science and Mathematics and Director of the Computer Resource Center at the University of Tulsa.  He received his B.A.E. at Wayne State College and his M.S. and Ph.D. at the University of Iowa.  His research expertise is in the area of combinatorial optimization and involves optimization techniques to the design and operation of telecommunication networks, often using evolutionary techniques.  Dr. Schoenefeld joined the Board of Directors of MacroSolve, Inc. in 2004.

Howard Janzen, Director and Chairman of the Compensation Committee

Howard Janzen is currently president and CEO of One Communications, a leading integrated communications provider.  Until September 2005, he was president of Sprint Business Solutions.  In this role, he led the business unit responsible for the $12 billion revenue Sprint worldwide business customer base, ranging from small business to Sprint’s largest domestic and international accounts.  His responsibilities included integration of Sprint’s wireless, wireline and local voice and data services.  He previously was president of the Sprint Global Markets Group, responsible for the long distance business for both consumer and business customers.

Before joining Sprint in May 2003, Mr. Janzen served as chairman, president and chief executive officer for Williams Communications, where he led the company in completing its $7 billion next-generation fiber network.

Mr. Janzen joined Williams in 1979 and served in a number of leadership roles in Williams’ energy and natural gas pipeline businesses.  In January 1995, he was named president of the communications business unit of The Williams Companies, Inc.  In April 1997, he became president and chief executive officer of Williams Communications Group, which became an independent company in 2001.

Kendall W. Carpenter, CPA/CMA, Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer

Kendall Carpenter joined the corporation in 2006 as Controller. She was promoted to Vice President and Chief Financial Officer in 2008. Ms. Carpenter’s previous experience includes Division Controller with Allied Waste Industries (AW) and over 10 years experience as top financial officer of an enterprise software company with an international customer base. Ms. Carpenter graduated with a Bachelor of Science degree in Accounting from Oklahoma State University and is both a Certified Public Accountant and a Certified Management Accountant.

Eric Fultz, Vice President, Operations

Eric Fultz joined the Corporation in 2003 as Director of Solution Services whereupon he defined and implemented the current Anyware Solution Delivery Methodology. This methodology focuses on increasing customer satisfaction through a disciplined approach to project management and understanding underlying business problems prior to recommending a technology solution. He was promoted to Vice President of Operations in March of 2004. Prior to joining Anyware, Fultz served as an IT Strategy Consultant and Project Manager with IBM Global Services, was the founder and President of a nutritional supplement manufacturing company, and served in the Strategic Marketing and eBusiness group at Williams Companies. Mr. Fultz graduated from the University of Oklahoma with a Bachelor of Science in Civil Engineering and later gained his MBA from Southern Methodist University with an emphasis in MIS and business strategy.

Michael Ishmael, Vice President, Business Development

Michael Ishmael joined the Corporation in 2004 as Director of Sales and Marketing.  He was promoted to Vice President in 2005.  He is a graduate of Oklahoma State University with a degree in Computer Science.  Prior to joining the Corporation, Mr. Ishmael served as Director of Strategic Sales for Esker Software and in various positions with IBM Corporation for seventeen years.

Chris Kingham, Vice President of Marketing

Chris Kingham joined the Corporation as Director of Marketing in 2004, bringing 15 years of experience in planning, implementing and marketing high-tech and online properties. Prior to his arrival at Anyware, Mr. Kingham spent over five years at the Williams Companies in both marketing and IT roles for some of the their most critical systems and projects. Prior to Williams, Mr. Kingham spent five years at PennWell Publishing developing the plan and process to take their historically printed publications to the new online medium. Mr. Kingham graduated with a Bachelor of Science in Marketing from Oklahoma State University.

Item 11.  Executive Compensation.

The following table sets forth the compensation (including cash bonuses) paid or accrued by us to our Chief Executive Officer and our five most highly compensated officers other than the Chief Executive Officer from January 1, 2006 to December 31, 2008.

Name and Principal Position	Year	Salary		Bonus	Option Awards (8)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All other Compensation (9)		Total
Clint Parr, Chief Executive Officer, President and Director (1)	2008 2007 2006	$ $ $	111,115 105,075 97,500	0	69,046 107,800 94,180	0	0	$ $ $	23,161 8,946 8,946	$354,743

James C. McGill, Chairman of the Board of Directors (2)	2008 2007 2006	$ $ $	29,000 24,000 12,000	0	129,804 216,640 236,640	0	0	$ $ $	21,071 9,643 9,643	$105,357

Kendall Carpenter, Vice President Finance and Administration, Chief Financial Officer, Secretary and Treasurer (3)	2008 2007 2006	$ $ $	81,535 81,375 61,354	0	23,946 14,400 26,600	0	0	$ $ $	2,597 605 0	$227,466

Eric Fultz, Vice President (4)	2008 2007 2006	$ $ $	107,343 105,075 97,500	0	26,744 28,220 40,820	0	0	$ $ $	4,632 1,789 1,789	$318,128

Michael Ishmael, Vice President (5)	2008 2007 2006	$ $ $	101,457 98,775 91,500	0	33,670 38,700 50,820	0	0	$ $ $	3,300 680 680	$296,392

Chris Kingham, Vice President (6)	2008 2007 2006	$ $ $	91,692 77,355 70,950	0	46,160 37,740 31,780	0	0	$ $ $	3,853 539 136	$244,525

James W. Dutton, Senior Vice President and Chief Financial Officer (7)	2008 2007 2006	$ $ $	51,163 90,300 84,500	0	48,814 3,640 5,153	0	0	$ $ $	7,292 2,368 1,360	$236,983

The number of Option Awards referenced in this Executive Compensation table reflect the 19 share common stock dividend effective April 14, 2008.

(1)
Clint Parr received an option to acquire 60,000 shares of common stock at a price of $0.42 per share upon his employment in September 2002. For services in 2003, Mr. Parr received options to acquire 60,000 shares of common stock at a price of $0.42 per share.  In 2004, Mr. Parr received options to acquire 163.040 shares of common stock at a price of $0.42 per share for services.  In 2005, Mr. Parr received options to acquire 134,080 shares of common stock at a price of $0.42 per share for services. In 2006, Mr. Parr received options to acquire 94,200 shares of common stock at a price of $0.60 per share for services.  In 2007, Mr. Parr received options to acquire 107,800 shares of common stock at a price of $0.60 per share for services. For services in 2008, Mr. Parr received options to acquire 54,637 shares of common stock, 6,422 shares of common stock, and 7,987 shares of common stock at a price of $0.60, $2.50 and $2.01 respectively.

(2)
Jim McGill received an option to acquire 145,340 shares of common stock at a price of $0.34 per share for 2002 services, options to acquire 235,280 shares of common stock at a price of $0.42 per share for 2003 services, options to acquire 337,360 shares of common stock at a price of $0.42 per share for 2004 services, options to acquire 324,720 shares of common stock at a price of $0.42 per share for 2005 services, options to acquire 236,640 shares of common stock at a price of $0.60 per share for 2006 services and options to acquire 216,640 shares of common stock at a price of $0.60 per share for 2007 services. For services in 2008, Mr. McGill received options to acquire 103,327 shares of common stock, 11,800 shares of common stock and 14,677 shares of common stock at a price of $0.60, $2.50 and $2.01 respectively.

(3)
Kendall Carpenter received an option to acquire 10,000 shares of common stock at a price of $0.60 per share upon her employment in March 2006. In 2006, Ms. Carpenter was granted options to acquire 16,600 shares of common stock at $0.60 per share for services. In 2007, Ms. Carpenter was granted options to acquire 14,400 shares of common stock at a price of $0.60 per share for services. For services in 2008, Ms. Carpenter received options to acquire 15,070 shares of common stock, 3,956 shares of common stock and 4,920 shares of common stock at a price of $0.60, $2.50 and $2.01 respectively.

(4)
Eric Fultz received an option to acquire 30,000 shares of common stock at a price of $0.42 per share upon his employment in June 2003.  Mr. Fultz received an option to acquire 30,000 shares of common stock at a price of $0.42 per share for outstanding performance in March 2004, and received options to acquire 69,260 shares of common stock at a price of $0.42 per share for 2004 services.  In 2005, Mr. Fultz received options to acquire 62,380 shares of common stock at a price of $0.42 per share for services. In 2006, Mr. Fultz received options to acquire 40,800 shares of common stock at a price of $0.60 per share for services.   In 2007, Mr. Fultz received options to acquire 28,220 shares of common stock at a price of $0.60 per share for services. For services in 2008, Mr. Fultz received options to acquire 21,310 shares of common stock, 2,422 shares of common stock and 3,012 shares of common stock at a price of $0.60, $2.50 and $2.01 respectively.

(5)
Mike Ishmael was granted an option to acquire 20,000 shares of common stock at a price of $0.42 per share upon his employment in September 2004.  In 2004, Mr. Ishmael was granted options to acquire 8,820 shares of common stock at a price of $0.42 per share for services.  In 2005, Mr. Ishmael received options to acquire 60,600 shares of common stock at a price of $0.42 per share for services. In 2006, Mr. Ishmael received options to acquire 50,820 shares of common stock at a price of $0.60 per share for services.  In 2007, Mr. Ishmael received options to acquire 38,700 shares of common stock at a price of $0.60 per share for services. For services in 2008, Mr. Ishmael received options to acquire 26,750 shares of common stock, 3,084 shares of common stock and 3,836 shares of common stock at a price of $0.60, $2.50 and $2.01 respectively.

(6)
Chris Kingham received an option to acquire 20,000 shares of common stock at a price of $0.42 per share upon his employment in July 2004.  Mr. Kingham received options to acquire 8,240 shares of common stock at a price of $0.42 per share for 2004 services. Mr. Kingham received options to acquire 32,955 shares of common stock at a price of $0.42 per share for 2005 services. Mr. Kingham received options to acquire 31,780 shares of common stock at a price of $0.60 per share for 2006 services.  Mr. Kingham received options to acquire 37,725 shares of common stock at a price of $0.60 per share for 2007 services. For services in 2008, Mr. Kingham received options to acquire 36,570 shares of common stock, 4,274 shares of common stock and 5,316 shares of common stock at a price of $0.60, $2.50 and $2.01 respectively.

(7)
Jim Dutton received an option to acquire 100,352 shares of common stock at a price of $0.42 per share for services in 2005. For services in 2006, Mr. Dutton received options to acquire 103,060 shares of common stock at a price of $0.60 per share.  For services in 2007, Mr. Dutton received options to acquire 72,800 shares of common stock at a price of $0.60 per share. For services in 2008, Mr. Dutton received options to acquire 48,814 shares of common stock at a price of $0.60. Upon his retirement in May, 2008, Mr. Dutton’s options were allowed to remain valid until their natural expiration date upon approval of the Board of Directors.

(8)	Company management have determined that the options granted have no cash value and as such are calculated as zero dollars ($0.00) toward each executive’s compensation.

(9)
The MacroSolve Employee Stock Trust has allocated shares to Grantees which have been recorded on the Company financial statements as stock based compensation. The shares included in the MacroSolve Employee Stock Trust were not registered with the initial registration statement. The granted shares were distributed to the grantees on August 15, 2008. At that time, the Company recognized the remaining value of the deferred stock based compensation.

DIRECTOR COMPENSATION

Name and Principal Position	Year	Salary	Stock Awards ($) (1)		Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All other Compensation	Total
Clint Parr, Chief Executive Officer, President and Director	2008 2007 2006			$0	0	0	0	0	$0

James C. McGill, Chairman of the Board of Directors	2008 2007 2006			$0	0	0	0	0	$0

Howard Janzen, Director	2008 2007 2006		$ $ $	6,000 0 0	40,000 40,000 40,000	0	0	$0 0 0	$6,000

David L. Humphrey, Director	2008 2007 2006		$ $ $	6,000 0 0	40,000 40,000 40,000	0	0	$0 0 0	$6,000

John Clerico, Director	2008 2007		$ $	6,000 0	40,000 80,000	0	0	$0 0	$6,000

Dr. Dale A. Schoenefeld, Director	2008 2007 2006		$ $ $	6,000 0 0	40,000 40,000 40,000	0	0	$0 0 0	$6,000

(1)
By resolution of the Board of Directors at its May 22, 2008, meeting, all options granted to its Directors were vested in full on the day that the stock was first publically traded, which was August 15, 2008, and that future compensation to the directors would be paid quarterly in restricted stock, the quantity for each to be determined by the dividing $3,000 by the arithmetic average trading price of the last five trading days of the quarter. Each director received 1,200 shares of restricted common stock for third quarter 2008 services and 1,492 shares of restricted common stock for fourth quarter 2008 service.

(2)
Under a plan adopted in 2003, the independent members of the Board of Directors of the Company receive options to acquire 2,000 shares of common stock for each year of service, with a maximum of 10,000 shares.  The price is set at the price of the most recent sale as of the date of the grant.  Options to acquire 2,000 shares of common stock are issued at the time that a director joins the Board of Directors, and the 2,000 options are granted each year thereafter.  All options vest 20% per year and have an exercise period of five (5) years from the date of issuance.  The members of the Board of Directors do not currently receive cash compensation for their services.    Effective with the 19 share common stock dividend effected on April 14, 2008, the options to acquire 2,000 shares annually increased to 40,000 shares annually with a maximum of 200,000 share options. Additionally, Company management have determined that the options granted have no cash value and as such are calculated as zero dollars ($0.00) toward each director’s compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of and percent of the Company's common stock beneficially owned by:

•	all directors and nominees, naming them,
•	our executive officers,
•	our directors and executive officers as a group, without naming them, and
•	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 11, 2009 and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 11, 2009. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Clint H. Parr (3)	Common Stock	Chief Executive Officer, President and Director	1,688,166	6.43%

James C. McGill (4)	Common Stock	Chairman and Director	5,413,802	20.64%

Howard E. Janzen (5)	Common Stock	Director	240,994	*

Kendall Carpenter (6)	Common Stock	Chief Financial Officer	153,886	*

David L. Humphrey (7)	Common Stock	Director	202,692	*

John C. Clerico (8)	Common Stock	Director	2,755,438	10.5%

Dr. Dale A. Schoenefeld (9)	Common Stock	Director	237,654	*

J. David Payne (10)	Common Stock	Shareholder	1,936,460	7.38%

Philip B. Smith Revocable Trust (11)	Common Stock	Shareholder	1,950,000	7.43%

Paula Marshall(12)	Common Stock	Shareholder	3,181,720	12.13%

Eric Fultz (13)	Common Stock	Vice President	487,404	1.86%

Michael Ishmael (14)	Common Stock	Vice President	608,610	*

Chris Kingham (15)	Common Stock	Vice President	272,860	1.06%

Officers and Directors as a Group	Common Stock		11,761,506	34.06%

* Less than 1% ownership

(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.

(2)
Applicable percentage ownership is based on shares of Common Stock outstanding as of March 11, 2009, together with securities exercisable or convertible into shares of Common Stock within 60 days of March 11, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 11, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents options exercisable within 60 days.

(4)
Represents (i) 2,809,569 shares of common stock owned; (ii)b 978,449 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; and (iii) 1,625,784 shares that may be acquired within 60 days through the exercise of outstanding options.

(5)
Represents (i) 111,592 shares of common stock owned; (ii) 9,402 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; and (iii) 120,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

(6)
Represents (i) 83,520 shares of common stock owned; (ii) 9,420 shares of common stock that may be acquired through the exercise of outstanding warrants; and (ii) 60,946 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

(7)	Represents options exercisable within 60 days.

(8)
Represents (i) 2,152,395 shares of common stock owned; (ii) 483,043 shares of common stock, that may be acquired through the exercise of outstanding warrants; and (iii) 120,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

(9)
Represents (i) 28,252 shares of common stock owned; (ii) 9,402 shares of common stock  that may be acquired within 60 days through the exercise of outstanding warrants; and (iii) 200,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

(10)	Represents shares of common stock owned.

(11)	Represents shares of common stock owned.

(12)
Represents (i) 83,340 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (ii)160,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; (ii) 1,952,760 shares of common stock owned by Bama Companies which is controlled by Ms. Marshall; (iii) 750,320 shares of common stock that may be acquired by Bama Companies within 60 days through exercise of outstanding warrants; and (iv) 235,300 shares of common stock that may be acquired by Bama Venture Capital within 60 days through exercise of outstanding warrants.

(13)	Represents (i) 200,000 shares of common stock owned and (ii) 287,404 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

(14)	Represents (i) 100,000 shares of common stock owned and (ii) 208,610 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

(15)	Represents (i) 100,000 shares of common stock owned and (ii) 172,860 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

James McGill, the Company’s Chairman of the Board of Directors and John Clerico, a director of the Company, had previously agreed to loan the Company capital funds of up to $250,000 each.  Under the terms of those loan agreements both McGill and Clerico were eligible to participate in the Private Placement described in detail in the section entitled Subsequent Events.  As of December 30, 2008, both Mr. McGill and Mr. Clerico had each advanced $200,000 to the Company, making total principal outstanding on the loans $400,000 and total accrued interest of $2,507.54. Both Mr. McGill and Mr. Clerico elected to exchange their promissory notes for Units in this Offering for a total of 268,338 Units.

Director Independence

The Board of Directors has determined that Messrs. Clerico, Humphrey, Janzen and Schoenefeld are each independent directors as of December 31, 2008.

Item 14.  Principal Accountant Fees and Services.

Hogan & Slovacek P.C. had served as MacroSolve’s independent auditors for the years ended December 31, 2008 and 2007, however as explained above in the Section entitled: Item 9, Changes in and Disagreements With Accountants on Accounting and Financial Disclosure, they have merged with another firm and the successor firm, HoganTaylor LLP,  now serves as the independent auditors for MacroSolve.

 For the year ended December 31, 2008, the fees for audit services totaled approximately $55,250 which included approximately $48,500 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $6,750 associated with the Company’s statutory and regulatory filings.  For the year ended December 31, 2007, the fees for audit services totaled approximately $30,620 which included the annual audited financial statements.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules: None.
(3)	Exhibits:

Exhibit Number	Description
3.1	Articles of Incorporation of MacroSolve Inc.(1)

3.2	By-laws of MacroSolve Inc.(1)

5.1	Legality Opinion of Sichenzia Ross Friedman Ference LLP*

10.1	Form of Subscription and Investor Representation Agreement (1)

10.2	Form of Warrant to Purchase Common Stock (1)

10.3	Form of Convertible Note Subscription Agreement (1)

10.4	Form of Convertible Note (1)

10.5	Form of Director Non-Statutory Stock Option Agreement (1)

10.6	Form of Non-Statutory Stock Option Agreement (1)

10.7	Form of Warrant to Purchase Common Stock issued in connection with Series A Preferred Stock (1)

10.8	Form of Warrant to Purchase Common Stock issued in connection with Series B Preferred Stock (1)

99.1	Auditor resignation letter dated January 7, 2009 from Hogan & Slovacek (2)

*Filed Herewith
(1)	Incorporated by Reference to the Company’s Form S-1 filed with the SEC on April 18, 2008.
(2)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on January 20, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROSOLVE, INC.

Date: April 3, 2009	By:	/s/ Clint Parr
Clint Parr
President and Chief Executive Officer

MACROSOLVE, INC.

Date: April 3, 2009	By:	/s/ Kendall Carpenter
Kendall Carpenter
VP Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clint H. Parr	Chief Executive Officer	April 3, 2009
Clint H. Parr	(Principal Executive Officer)

/s/ Kendall W. Carpenter	Chief Financial Officer	April 3, 2009
Kendall W. Carpenter	(Principal Accounting Officer)

/s/ James C. McGill	Chairman of the Board of Directors	April 3, 2009
James C. McGill

/s/ Michael Ishmael	Vice-President	April 3, 2009
Michael Ishmael

/s/ Chris Kingham	Vice-President	April 3, 2009
Chris Kingham

/s/ Eric Fultz	Vice-President	April 3, 2009
Eric Fultz

/s/ Howard Janzen	Director	April 3, 2009
Howard Janzen

/s/ David L. Humphrey	Director	April 3, 2009
David L. Humphrey

MACROSOLVE, INC.

Financial Statements Together With
Report of Independent Registered Public Accounting Firm

For the Years Ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MacroSolve, Inc.
Tulsa, Oklahoma

We have audited the accompanying balance sheets of MacroSolve, Inc. (the Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  Hogan & Slovacek, P.C. audited the financial statements of the Company as of and for the year ended September 30, 2007 and merged with Tullius Taylor Sartain & Sartain LLP to form HoganTaylor LLP effective January 7, 2009.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MacroSolve, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HOGANTAYLOR LLP

March 30, 2009

MACROSOLVE, INC.

BALANCE SHEETS

As of December 31,	2008	2007

ASSETS
CURRENT ASSETS:
Cash	$101,397	$25,668
Accounts receivable - trade	134,199	812,908
Prepaid expenses and other	47,365	27,044
Total current assets	282,961	865,620
PROPERTY AND EQUIPMENT, at cost:	274,392	277,303
Less - accumulated depreciation and amortization	(152,060)	(222,878)
Net property and equipment	122,332	54,425
OTHER ASSETS:
Note receivable	135,577	-
Software development costs, net of accumulated amortization
of $8,031 and $594,565 as of December 31, 2008 and 2007, respectively	675,778	427,694
Deferred offering costs	320,347	-
Other assets	18,243	18,243

Total other assets	1,149,945	445,937
TOTAL ASSETS	$1,555,238	$1,365,982

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$162,638	$107,500
Revolving line of credit	188,000	205,000
Accounts payable - trade and accrued liabilities	150,900	110,189
Unearned income	60,683	649,848
Total current liabilities	562,221	1,072,537
LONG-TERM DEBT, less current maturities	199,841	233,514
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 100,000,000 shares;
issued and outstanding 25,603,461 and 22,538,900 shares, at
December 31, 2008 and 2007, respectively	256,035	225,389
Convertible preferred stock, Series A, $.01 par value; authorized
10,000,000 shares; issued and outstanding 20,000 shares at
December 31, 2007, liquidation preference $2,000,000
at December 31, 2007, converted to common stock in 2008	-	-
Convertible preferred stock, Series B, $.01 par value; authorized
5,000 shares; issued and outstanding 5,000 shares at
December 31, 2007, liquidation preference $500,000
at December 31, 2007, converted to common stock in 2008	-	-
Additional paid-in capital	6,903,609	5,151,136
Accumulated deficit	(6,366,468)	(5,316,594)
Total stockholders' equity	793,176	59,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,555,238	$1,365,982

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2008	2007

SALES:
Solution services	$2,599,015	$2,136,189
Hardware sales	60,440	158,403
Software licensing	39,014	28,480

Net sales	2,698,469	2,323,072

COST OF SALES:
Solution services	1,482,792	1,031,430
Hardware sales	48,086	124,197
Software licensing	1,195	-

Total cost of sales	1,532,073	1,155,627

Gross profit	1,166,396	1,167,445

OPERATING EXPENSES:
Solution services	505,892	425,149
Selling, general and administrative	1,574,927	1,397,456

Total operating expenses	2,080,819	1,822,605

Loss from operations	(914,423)	(655,160)

OTHER INCOME (EXPENSE):
Interest income	9,909	25,753
Interest expense	(65,208)	(37,600)
Other	(80,152)	(2,149)

Total other expense	(135,451)	(13,996)

LOSS BEFORE INCOME TAXES	(1,049,874)	(669,156)

INCOME TAXES	-	-

NET LOSS	$(1,049,874)	$(669,156)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(1,049,874)	$(669,156)
Preferred stock dividend	-	(200,033)

Loss allocable to common stockholders	$(1,049,874)	$(869,189)

Basic and diluted loss per share	$(0.05)	$(0.05)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2008 and 2007

		Series A	Series B	Additional
	Common	Preferred	Preferred	Paid-in	Accumulated
	Stock	Stock	Stock	Capital	Deficit	Total

BALANCE, at December 31, 2006	$8,343	$200	$50	$5,155,204	$(4,447,405)	$716,392

Net loss	-	-	-	-	(669,156)	(669,156)

Dividends on preferred stock	157	-	-	188,543	(200,033)	(11,333)

Prior year common stock issuance expense	-	-	-	(1,280)	-	(1,280)

Compensation expense related to stock awards	-	-	-	25,308	-	25,308

BALANCE, at December 31, 2007	$8,500	$200	$50	$5,367,775	$(5,316,594)	$59,931

Net loss					(1,049,874)	(1,049,874)

Exercise of options and warrants	4,289	-	-	192,686	-	196,975

Common stock issued for services	16,934	-	-	93,335	-	110,269

Notes payable converted to common stock	9,315	-	-	1,387,957	-	1,397,272

Preferred Stock converted to common stock	55,391	(200)	(50)	(55,141)	-	-

19:1 Stock dividend	161,498	-	-	(161,498)	-	-

Compensation expense related to stock awards	108	-	-	78,495	-	78,603

BALANCE, at December 31, 2008	$256,035	$-	$-	$6,903,609	$(6,366,468)	$793,176

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2008	2007

OPERATING ACTIVITIES:
Net loss	$(1,049,874)	$(669,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,160	66,819
Stock based compensation	78,603	25,308
Common stock issued for services	8,000	-
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable - trade	678,709	(635,793)
(Increase) decrease in prepaid expenses and other	(20,321)	1,026
(Decrease) increase in accounts payable - trade and accrued liabilities	40,711	(146,169)
Increase (decrease) in unearned income	(589,165)	646,848

Net cash used in operating activities	(825,177)	(711,117)

INVESTING ACTIVITIES:
Purchase of equipment	(96,396)	(52,355)
Software development costs	(256,115)	(194,561)
Increase in note receivable	(135,577)	-
Patent applications	-	(1,700)
Proceeds from sale of equipment	8,360	-

Net cash used in investing activities	(479,728)	(248,616)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	196,975	-
Deferred offering costs	(218,035)	(1,280)
Proceeds from notes payable	200,000	650,000
Repayments of notes payable	(217,000)	(395,000)
Proceeds from long-term debt	83,922	30,000
Repayments of long-term debt	(62,500)	(2,003)
Proceeds from notes payable converted to equity	1,397,272	-
Dividend on preferred stock	-	(11,333)

Net cash provided by financing activities	1,380,634	270,384

NET (DECREASE) INCREASE IN CASH	75,729	(689,349)

CASH, beginning of year	25,668	715,017

CASH, end of year	$101,397	$25,668

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

MacroSolve, Inc. (the Company) was formed in January 1997.  The Company is engaged in the design, delivery and integration of custom solutions for the application of mobile technology in business processes.

Cash Equivalents

Cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions.

Accounts Receivable and Credit Policies

Accounts receivable - trade consist of amounts due from the sale of professional services, software and hardware.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  At December 31, 2008 and 2007, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

Property and Equipment

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software.  Leasehold improvements are being amortized over a 7 year estimated useful life.  Property and equipment consists of the following at December 31, 2008 and 2007:

	2008	2007
Hardware	$117,204	$154,022
Software	-	4,029
Furniture and fixtures	111,907	83,599
Office equipment	23,786	30,776
Leasehold improvements	21,495	4,877
	274,392	277,303
Less - accumulated depreciation	152,060	222,878

	$122,332	$54,425

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.

Revenue Recognition

Sales of hardware are recognized upon delivery to the customer.  Revenue from the licensing of software is recognized ratably over the license period.

Revenue generated from the provision of services, including consulting and integration services, cost of programming services, administrative services, and customer support services is recognized at the time the service is provided.

Unearned Income

Unearned income represents amounts received in advance for services to be provided to customers where the customer has not yet received the service.

Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  These costs are amortized over three years and are reviewed for impairment at each period end.  Amortization expense approximated $8,031 and $37,800 in 2008 and 2007, respectively.

Realization of software development costs is dependent on the Company generating sufficient future profitability.  Although the Company expects to fully realize the software development costs, that expectation could change in the near term if estimates of future profitability are not achieved.

Advertising

The Company expenses advertising costs as incurred.  Such costs totaled approximately $16,888 and $43,000 for 2008 and 2007, respectively.

Income Taxes

The Company accounts for income taxes utilizing Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109).  SFAS No. 109 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carryforwards, and of deferred tax liabilities for taxable temporary differences.  Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law.  The effects of future changes in tax laws or rates are not included in the measurement.  The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns.  The Company currently has substantial net operating loss carryforwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments. The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of the Company's line of credit approximates fair value since the interest rate fluctuates periodically based on a floating interest rate. Management believes that the carrying value of the Company's borrowings approximate fair value based on credit terms currently available for similar debt.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended December 31, 2008 and 2007.

Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this new standard effective January 1, 2007. The Company has evaluated the effect of this pronouncement and determined that the adoption of this interpretation did not have a material effect on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company adopted this new standard effective January 1, 2007. The Company has evaluated the effect of this pronouncement and determined that the adoption of this interpretation did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141.  SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. We do not expect the adoption of SFAS No. 141R to have a material effect on our financial statements.

2.    MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company incurred a net loss of $1,049,874 in 2008 which increased the accumulated deficit to $6,366,468 at December 31, 2008.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that adequate funding will be available to the Company to support its operations through the renewal of its line of credit with a financial institution when it becomes due and through continuing investments of equity by qualified investors or placement of debt with qualified lenders. Subsequent to December 31, 2008, the Company raised an additional $450,000 in equity through a Private Placement Memorandum with authority to raise up to $5,000,000 and $120,000 in equity through warrant exercise. It is the Company’s intention to raise additional amounts of equity in 2009 to support its growth requirements.

3.    NOTE RECEIVABLE

Note receivable at December 31, 2008 and December 31, 2007 Consist of the following:	2008	2007

Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (8.25% at December 31, 2008), due June 30, 2011. The note may be converted to common stock of the borrower prior to the due date at Company’s discretion.	$135,577	$-

4.    DEFERRED OFFERING COSTS

The Company has incurred cash and non-cash expenses totaling approximately $320,000 in connection with its registration of stock for public sale and efforts to raise additional equity through December 31, 2008 as follows:

Legal fees	$135,000
Financial advisory services and investor relations	$138,000
Accounting fees	$13,750
Travel expenses	$16,250
Other	$17,000
$320,000

The registration of the Company’s stock was primarily for the purpose of enabling the Company to raise additional equity in an institutional PIPE transaction. The majority of the registration expenses were for financial advisory services of Concordia Financial Group, investor relations services of Corporate Profiles and legal services to Sichenzia Ross Friedman Ference LLP and Conner & Winters LLP, with the remainder consisting of other services and directly related travel expenses. Subsequent to December 31, 2008, approximately $75,000 was spent on additional financial advisory services and travel expenses related to raising equity through the intended sale of newly issued shares to private investors. Realization of this asset is dependent upon the successful closing of additional equity investments by willing investors at terms acceptable to the Company. If the Company is not successful, these costs will be expensed in the period they are determined to be unrealizable.

5.    NOTES PAYABLE

Notes payable at December 31, consist of the following:	2008	2007

Revolving line of credit with a financial institution of up to $300,000 with interest payable monthly at prime rate plus 2.0% (5.25% at December 31, 2008), due April 30, 2009, and secured by substantially all assets of the Company. The line of credit may be withdrawn, at the lender’s option, if the Company is found to be in default on the loan as that term is defined in the borrowing arrangement.	$188,000	$205,000

	2008	2007

Advancing term loan with a financial institution of up to $125,000 with interest only payable monthly at prime rate plus 2.0% (7.5% at December 31, 2008), until January 2009, with principal and interest due at prime rate plus 2.0% amortized ratably over 30 months, due August 31, 2011, and secured by substantially all assets of the company.	$125,000	$50,000

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008.	$237,500	$291,014

Maturities of long-term debt are:  $162,638 in 2008, $179,696 in 2009, $18,645 in 2010, and $1,500 in 2011.

6.    EMPLOYEE STOCK PLANS

Stock Options
The Company adopted the MacroSolve, Inc. Compensation and Stock Option Plan 2008-2010 on December 16, 2008. The Plan includes use of stock options for compensation of officers and directors. At the adoption date, 2,674,420 options which have been approved by shareholders remain available for use by the Compensation Committee of the Board of Directors. The application of these options is anticipated as follows:

Incentive Stock Options for Key Managers	1,300,000
Director Stock Options	400,000
Other Awards and Reserves	974,420
Total	2,674,420

Assuming that all incentive stock options for key managers and all director options are issued under this plan, the options held by officers and directors will increase from 11.21% to 18.13%.

The Plan also involves three separate incentive awards: (1) The Employee Bonus awards involve annual (or quarterly) payments of cash or restricted stock for attainment of goals. All employees will participate in the Employee Bonus program; (2) The Management Incentive Stock Option Plan awards involve annual issuance of stock options for attainment of goals. Only officers of the Company will participate in these awards; and, (3) The Senior Executive Incentive Stock Option Plan awards involve issuance of stock options for attainment of specific goals associated with public financing of the Corporation and public trading of its shares. Only the Chairman of the Board and the Chief Executive Officer will participate in these awards.

At the end of the third quarter 2008, employees earned 50,172 shares of restricted stock under the Employee Bonus award plan. These shares will be issued on a three year vesting schedule to employees who remain with the Company as of the distribution dates in the following table. The Company valued these awards at $2,509 based on the net asset valuation method and will recognize the cost ratably over the three year vesting period.

October 1, 2009	16,728 shares of restricted common stock
October 1, 2010	16,726 shares of restricted common stock
October 1, 2011	16,718 shares of restricted common stock

At the end of the fourth quarter 2008, employees earned 91,700 shares of restricted stock under the Employee Bonus award plan. These shares will be issued on a three year vesting schedule to employees who remain with the Company as of the distribution dates in the following table. The Company valued these awards at $2,841 based on the net asset valuation method and will recognize the cost ratably over the three year vesting period.

January 1, 2010	30,567 shares of restricted common stock
January 1, 2011	30,567 shares of restricted common stock
January 1, 2012	30,567 shares of restricted common stock

Management achieved certain 2008 goals and earned 224,000 options on January 1, 2009 under the Management Incentive Stock award plan. These options contain a strike price of $2.21 which was 110% of the average trading price of the company stock for the last five trading days of 2008. The options vest over four years with 56,000 options vesting annually from December 31, 2010-2013.

Previous to going public, the company used the calculated value method to account for the options it issued in 2008 and 2007. Under this method, a nonpublic entity that is unable to estimate the expected volatility of the price of its underlying share may measure awards based on a “calculated value,” which substitutes the volatility of an appropriate index for the volatility of the entity’s own share price.  Although the Company became publicly traded in August, 2008, the stock was so thinly traded that management determined it was still unable to estimate the expected volatility of the stock price. In addition, management has not been able to identify a similar publicly held entity that can be used as a benchmark. Therefore, as a substitute for volatility, the Company used the historical volatility of the Technology Select Sector (XLK) index which is representative of the Company’s industry. The Company has used the historical closing values of that index to estimate volatility for the valuation of options in 2008 and 2007.

The calculated value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which values options based on the estimated fair value of the Company’s common stock at the grant date, the option strike price, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is based on the vesting period and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Due to the exercise price of the options being greater than the estimated fair value of the underlying stock, calculation of the grant date calculated value of the options using the Black-Scholes option-pricing model resulted in options granted in 2008 and 2007 having no calculated value.  Therefore, there was no stock-based compensation expense recognized or capitalized in 2008 or 2007 related to stock options

	2008	2007
Expected volatility	14.75%-20.0%	11.9%-12.9%
Expected dividends	-	-
Expected term (in years)	5-6	5-6
Risk-free rate	2.2 0%-4.01%	3.87%-5.07%

The Board of Directors voted in December 2008 to empower Chairman James McGill at his discretion to extend up to one additional year the expiration date of any warrant or vested option held by a non-affiliate that is currently due to expire in calendar year 2009. In June 2008, by mutual consent, the officers of the corporation voluntarily agreed not to sell MacroSolve, Inc. stock prior to the approval of Corporate Profile, Inc. or July 1, 2010, whichever occurs first.

Stock Bonus Plan
Certain employees of the Company are participants in a stock bonus plan established in 2003 by the MacroSolve, Inc. Stock Bonus Trust Agreement (the Trust), and an entity under common control.  The Trust provides for previously issued shares of Company common stock to be allocated and distributed as a deferred contingent bonus to the participants upon the occurrence of a liquidating event, as that term is defined in the trust document, or the termination of the trust which will occur in June 2010.   Stock allocated to the participants remains in the Trust for the benefit of the Participant until such event occurs.  In the event of termination of employment of the participants, any previously allocated stock reverts back to unallocated trust property.  On August 15, 2008, the Trustees determined that a liquidating event occurred when the Company’s stock began trading on the Over the Counter Bulletin Board. The allocated shares were issued to the participating employees as restricted stock and the unamortized compensation expense related to those shares was recorded as stock based compensation expense in August 2008. The remaining 160,000 shares in the trust are not allocated to any Participants as of December 31, 2008; however, 10,000 shares were allocated in the first quarter of 2009.

Compensation expense for stock awards is recognized ratably over the implicit vesting period from date of grant to the termination of the trust.  Compensation expense for stock awards is based upon the estimated market value of the Company’s common stock at the date of grant.  The Company recognized stock based compensation expense related to these awards of $78,603, and $25,308, for the years ended December 31, 2008, and 2007, respectively.

Incentive Stock Options

Company employees receive incentive stock options as a portion of their compensation packages. Although the Compensation Committee has authorized management to pay salary differential in restricted stock, management has continued its practice of issuing incentive stock options until such time as there is a sufficient trading volume in the stock to allow the employees to sell stock to cover tax expenses. Incentive stock options are vested immediately upon grant. The Company issued 473,694 incentive stock options to employees for salary differential compensation during 2008 with strike prices ranging from $0.60 to $2.50. The incentive options expire five years from the date of issuance and are forfeited if employment ceases.

A summary of activity under the Employee Stock Plans as of December 31, 2008 and changes during the year then ended is presented below:

	Stock Options		Stock Bonus Plan	Restricted Stock
	Options	Weighted Average Exercise Price	Shares	Shares
Outstanding – December 31, 2007	4,839,340	$0.50	2,809,000	-
Granted	702,693	$0.81	31,000	141,872
Exercised	(83,962)	$0.60	-	-
Forfeited or Expired	(194,800)	$0.46	-	1,019
Distributed			-2,840,000
Outstanding – December 31, 2008	5,263,271	$0.54	-	140,853
Exercisable – December 31, 2008	5,186,071	$0.54	-	-

The weighted-average grant-date calculated value of options granted during the years ended December 31, 2008 and 2007 was $-0-.  Options outstanding at December 31, 2008 had an aggregate intrinsic value of $4,632 and a weighted-average remaining contractual term of 3.15 years.  Options that were exercisable at December 31, 2008 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 3.15 years.  Restricted stock grant awards outstanding at December 31, 2008 had an aggregate intrinsic value of $-0- and a weighted-average remaining vesting period of 2.9 years.

The weighted-average grant-date calculated value of stock awards granted during the years ended December 31, 2008 and 2007 was $0.06.

A summary of the status of the Company’s nonvested options and restricted stock award grants as of December 31, 2008, and changes during the year then ended, is presented below:

	2008
Nonvested Shares	Options	Weighted Average Grant Date Calculated Value	Restricted Stock
Nonvested - Beginning of Year	826,000	$-	-
Granted	26,000	$-	141,872
Vested	(730,800)	$-	-
Forfeited	(44,000)	$-	1,019
Nonvested – End of Year	77,200	$-	140,853

7.    COMMON STOCK WARRANTS

The Company adopted a practice prior to 2008 that provided for the issuance of warrants annually to any stockholder that provided credit directly to or guaranteed the debt of the Company.  There were 166,680 warrants related to provision of credit or debt guarantees issued in 2007 and no warrants issued in 2008. Since the Company did not utilize the credit facilities provided by stockholders in 2007, the Company determined that the value of the service provided in exchange for the warrants was negligible. As such, there was no expense recorded in the accompanying financial statements related to these warrants. The credit facilities provided by stockholders in 2008 did not include warrants.

The Company issued 931,514 warrants in 2008 to investors who participated in the Private Placement Offering dated December 30, 2008. As discussed in footnote #6 above, the stock underlying these warrants is thinly traded; therefore, management used the calculated value method to determine that there is no cost to recognize in the issuance of these warrants.

The Board of Directors passed a resolution extending the expiration date of certain warrants issued to affiliates until July 2010 that might otherwise have expired due to affiliates agreement to trade restrictions until that date. The Board passed an additional resolution allowing the Chairman authority to extend 2009 expiring warrants for an additional year.

The following table summarizes information about outstanding warrants at December 31, 2008:

Year Issued	Number Outstanding	Remaining Contractual Life in Years	Number Currently Exercisable	Weighted Average Exercise Price

2003	411,760	2	411,760	$0.43
2004	1,269,156	2	1,269,156	$0.43
2005	675,790	2	675,790	$0.50
2006	210,392	3	210,392	$0.49
2007	166,680	4	166,680	$0.60
2008	931,514	3	931,514	$2.25

8.    STOCKHOLDERS’ EQUITY

On March 26, 2008, the Company filed a second amendment and restatement of its Certificate of Incorporation with the Oklahoma Secretary of State, effectively amending its authorized number of shares of stock to 100,000,000 of common stock and 10,000,000 of preferred stock, each with a par value of $0.01.

The Company declared a stock dividend of 19 shares for each share of common stock owned on April 14, 2008 for shareholders of record on March 31, 2008. Outstanding warrants and options to purchase MacroSolve shares have been adjusted as to number of shares and price to reflect this stock dividend.

Effective February 26, 2008, all of the holders of Preferred Series A and Preferred Series B stock elected to convert their shares to 4,705,780 and 833,340 shares of common stock, respectively.

During 2008, the Company sold 428,882 shares of common stock for $196,975 to qualified investors who exercised their rights to convert warrants and options at the prices stated in their respective instruments. Also in the first quarter of 2008, the Company engaged the law firm of Sichenzia Ross Friedman Ferrence to assist with the registration of its stock for public trading. A portion of their fee was paid for with 563,500 shares of stock which the Company valued at $34,091 based upon the total asset valuation method. At the same time, the Company engaged the financial advisory services of Concordia Financial Group to assist with financial consulting. A portion of their fee was paid for with 1,126,900 shares of stock which the Company valued at $68,177 based upon the total asset valuation method.

The Company entered into consulting services agreements to pay in restricted stock. As of September 30, 2008, one consultant earned 3,000 shares of stock valued at $8,000 based on the value of the services rendered. The Company engaged a website creative design firm with an agreement to pay half in cash and half in restricted stock at the end of the project, the quantity to be determined by the average market trading price on January 31, 2009. As of December 31, 2008, the firm had performed two-thirds of the engagement and by January 31, 2009, all $22,500 in services to be paid had been performed, resulting in the issuance of 11,598 shares of restricted common stock in March 2009.

Independent Directors of the Company became entitled to $12,000 annual compensation paid quarterly in restricted stock in the third quarter of 2008 as outlined in the MacroSolve, Inc. Compensation Plan approved at the September 16, 2008 Board meeting.   A total of 10,768 shares of restricted common stock were issued to the four independent directors for their third and fourth quarter 2008 compensation. The Company recorded $7,199 as stock based compensation for these shares computed as the average trading price on the last 5 days of the quarter less a seventy percent discount factor due to marketability in recognition of the one year Section 144 holding period for Affiliates. Upon approval of the Board of Directors, all previously unvested director options became vested on August 15, 2008, the first date of trading. A total of 688,000 director options vested during calendar year 2008.

On December 30, 2008, MacroSolve, Inc. closed a private placement of the sale of units (unregistered common stock) for gross proceeds of $1,397,271. The Private Placement was non-brokered and consisted of the sale of 931,514 Units priced at a price of $1.50 per Unit. Each Unit consists of one share of restricted common stock and one common stock purchase warrant (each a "Warrant"). Each Warrant is exercisable at $2.25 per share until December 30, 2011. At the February 19, 2009 Board of Directors meeting, a resolution was passed to amend the private placement offering to offer a 180 day price protection term to the investors. The price reset would be triggered by the weighted average closing price for the last ten days of trading in the 180 day period with a floor of $0.45 per share. The amendment has not been finalized as of the date of this report.

9.    EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for 2008 and 2007 as follows:

Numerator:	2008	2007
Net Loss	$(1,049,874)	$(669,156)
Preferred Stock Dividends	$0	$(200,033)
Numerator for basic and diluted loss per share	$(1,049,874)	$(869,189)

Denominator:
Weighted-average number of common shares outstanding	21,301,221	16,842,520

Basic and diluted loss per share	$(0.05)	$(0.05)

The Company did not include shares of common stock issuable upon conversion of the Preferred Series A and Preferred Series B Stock in the denominator, nor did it include the common stock equivalents related to stock options or warrants, as the effect would have been anti-dilutive in 2008 and 2007. The weighted average number of common shares outstanding for 2007 has been restated to reflect the 19:1 stock dividend in 2008.

10.   INCOME TAXES

At December 31, 2008 and 2007, the components of the Company’s net deferred taxes are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$2,604,000	$2,114,000
Stock-based compensation	79,000	37,000

Total deferred tax assets	$2,683,000	2,151,000

Valuation allowance	(2,383,000)	(1,982,000)

Net deferred tax assets	300,000	169,000

Deferred tax liabilities:
Property, equipment and software development costs	300,000	169,000

Total deferred tax liabilities	300,000	169,000

Net deferred tax asset	$-	$-

At December 31, 2008 and 2007, the Company had approximately $6,794,000 and $5,420,000, respectively, of net operating loss carryforwards, which begin expiring in 2023.  Realization of the deferred tax asset is dependent on generating sufficient future taxable income.  A valuation allowance on the net deferred tax asset has been provided due to the uncertainty of future taxable income.

11.   401(k) PLAN

The Company implemented a 401(k) Plan (“Plan”) on July 1, 2007 to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. No discretionary contributions were made in 2008 or 2007.

12.   RELATED PARTY TRANSACTIONS

In 2008, two stockholders each provided a $250,000 line of credit to the Company for operating capital. Interest accrued at the Prime rate plus 2%. As of December 30, 2008, each of these stockholders had advanced $200,000 against the lines. These advances, including accrued interest, were converted to 268,338 shares of common stock under the Private Placement offering. Subsequent to 2008, both stockholders purchased 33,333 additional shares of common stock for $50,000 under the Private Placement offering in lieu of advancing $50,000 each to complete the operating capital line of credit. Two stockholders made similar $250,000 working capital lines of credit available to the Company in 2007; however, these credit lines were not utilized by the Company and expired December 31, 2007.

13.   COMMITMENTS AND CONTINGENCIES

At December 31, 2008, the Company was obligated under an operating lease for certain office space for approximately $12,000 per month. Commitments for this lease, which expires on September 19, 2013, are as follows:
2009	$142,000
2010	$142,000
2011	$147,000
2012	$147,000
2013	$105,000
$683,000

Rent expense was $94,888 and $72,630 for 2008 and 2007, respectively.

14.   CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its receivables.  At December 31, 2008, accounts receivable from three customers comprised approximately 83% of the Company’s total accounts receivable - trade. Revenues from four customers approximated 69% of total revenues for 2008. At December 31, 2007, accounts receivable from two customers comprised approximately 86% of the Company’s total accounts receivable – trade. Revenues from two customers approximated 81% of total revenues for 2007.

15.           SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company raised an additional $450,000 and issued 300,000 shares of restricted common stock to qualified private investors in the Private Placement offering. Between February 18 and March 10, 2009, another investor exercised 282,260 warrants for $120,000. In January 2009, an employee exercised 200 options for $120. The Company issued 216,598 shares of restricted common stock between February 1 and March 11, 2009 to three companies in exchange for services value at $29,500.

At the December 16, 2008 Board of Directors meeting, approval was given to expand the services of Corporate Profiles related to financing activities. In addition to $25,000 cash, the Board approved the issuance of 1,000,000 shares of restricted common stock, with 500,000 shares approved for distribution in February 2009 and the remaining 500,000 approved for distribution in July 2009 unless the agreement was terminated early. The 500,000 shares were valued at $30,000 based upon the total asset valuation method.

16.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years ended December 31 for:

	2008	2007

Interest	$8,420	$7,600

Income taxes	$-	$-

Noncash investing and financing activities are as follows for the years ended December 31:

	2008	2007

Stock based compensation	$78,603	$25,308

Dividends invested in common stock	$-	$188,700

Stock issued for Services	$110,269	$-

Notes payable converted to common stock	$1,397,272	$-