Form 10-Q
period 2009-03-31
MACROSOLVE INC
filed 2009-05-14
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark one)

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer [	]	Accelerated filer [	]

Non-accelerated filer [ ]	Smaller reporting company [ X ]

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of April 29, 2009 was 27,002,618.

Table of Contents

Part I –	Financial Information
Item 1. Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4T. Controls and Procedures
Part II –	Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures
Exhibit Index
Rule 13a-14(a) Certification executed by Clint Parr
Rule 13a-14(a) Certification executed by Kendall Carpenter
Section 1350 Certification

 PART I

FINANCIAL INFORMATION

MACROSOLVE, INC.

Interim Unaudited Financial Statements

For the Period Ended March 31, 2009

MACROSOLVE, INC.

BALANCE SHEETS

	(unaudited)	(audited)
	3/31/2009	12/31/2008
ASSETS
CURRENT ASSETS:
Cash	$129,590	$101,397
Accounts receivable — trade	153,870	134,199
Prepaid expenses and other	28,446	47,365
Total current assets	311,906	282,961
PROPERTY AND EQUIPMENT, at cost:	281,029	274,392
Less — accumulated depreciation and amortization	(157,554)	(152,060)
Net property and equipment	123,475	122,332
OTHER ASSETS:
Note receivable	135,577	135,577
Software development costs, net of accumulated amortization of $56,218 and $8,031 as of March 31, 2009 and December 31, 2008, respectively	744,625	675,778
Deferred offering costs	371,104	320,347
Other assets	18,243	18,243
Total other assets	1,269,549	1,149,945
TOTAL ASSETS	$1,704,930	$1,555,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$167,196	$162,638
Revolving line of credit	148,000	188,000
Accounts payable — trade and accrued liabilities	183,608	150,900
Unearned income	6,975	60,683
Total current liabilities	505,779	562,221
LONG-TERM DEBT, less current maturities	187,203	199,841
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 26,902,618 and 25,603,461 shares, at March 31, 2009 and December 31, 2008, respectively	269,026	256,035

Additional paid-in capital	7,512,148	6,903,609
Accumulated deficit	(6,769,226)	(6,366,468)
Total stockholders’ equity	1,011,948	793,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,704,930	$1,555,238
See notes to unaudited financial statements

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS (unaudited)

For the Quarters Ended March 31,	3/31/2009	3/31/2008
SALES:
Solution services	$327,590	$1,056,161
Hardware sales	26,051	18,881
Software licensing	7,294	8,997
Net sales	360,935	1,084,039
COST OF SALES:
Solution services	162,632	680,906
Hardware sales	24,749	15,408
Software licensing	77	579
Total cost of sales	187,458	696,893
Gross profit	173,477	387,146
OPERATING EXPENSES:
Solution services	86,625	137,474
Selling, general and administrative	461,794	372,110
Total operating expenses	548,419	509,584
Loss from operations	(374,942)	(122,438)
OTHER INCOME (EXPENSE):
Interest income	92	2,055
Interest expense	(5,254)	(10,111)
Other	(22,655)	(7,088)
Total other expense	(27,817)	(15,144)
LOSS BEFORE INCOME TAXES	(402,759)	(137,582)
INCOME TAXES	—	—
NET LOSS	$(402,759)	$(137,582)
LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(402,759)	$(137,582)
Loss allocable to common stockholders	$(402,759)	$(137,582)
Basic and diluted loss per share	$(0.01)	$(0.01)
See notes to unaudited financial statements

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS (unaudited)

For the Quarters Ended March 31,	3/31/2009	3/31/2008
OPERATING ACTIVITIES:
Net loss	$(402,759)	$(137,582)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	53,681	5,496
Stock based compensation	22,589	6,932
Issuance of stock for services	22,500	—
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable — trade	(19,670)	365,894
Decrease (increase) in prepaid expenses and other	18,919	(4,436)
Increase in accounts payable — trade and accrued liabilities	32,706	248,947
(Decrease) in unearned income	(53,708)	(337,924)
Net cash (used in) provided by operating activities	(325,742)	147,327
INVESTING ACTIVITIES:
Purchase of equipment	(6,637)	(18,898)
Software development costs	(117,033)	(40,726)
Net cash used in investing activities	(123,670)	(59,624)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	450,000	154,598
Proceeds from exercise of warrants and options	120,203	—
Deferred offering costs	(44,518)	(43,853)
Proceeds from notes payable	—	953,108
Repayments of notes payable	(48,080)	(205,000)
Proceeds from shareholder loan	75,000	7,500
Repayments of shareholder loan	(75,000)	—
Net cash provided by financing activities	477,605	866,353
NET INCREASE IN CASH	28,193	954,056
CASH, beginning of year	101,397	25,668
CASH, end of year	$129,590	$979,724
See notes to unaudited financial statements

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended March 31, 2009

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The financial statements as of December 31, 2008 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2008.

2.	DESCRIPTION OF BUSINESS

MacroSolve, Inc. is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma and does business as Anyware Mobile Solutions, a division of MacroSolve. Anyware is a technology and services company that develops mobile solutions for businesses. MacroSolve, Inc. has been a fully reporting OTC Bulletin Board company since August 15, 2008.

3.	NOTE RECEIVABLE

Note receivable at March 31, 2009 and December 31, 2008 Consist of the following:	March 31, 2009	Dec 31, 2008

Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (8.25% at March 31, 2009), due June 30, 2011. The note may be converted to common stock of the borrower prior to the due date at MacroSolve’s discretion.	$135,577	$135,577

4.	NOTES PAYABLE

Notes payable at March 31, 2009 and December 31, 2008 consist of the following:	March 31, 2009	Dec 31, 2008

Revolving line of credit with a financial institution of up to $300,000 with interest payable monthly at the greater of prime rate or 5% plus 2.0% (7.0% at March 31, 2009), due April 30, 2009, and secured by substantially all assets of the Company. The line of credit may be withdrawn, at the lender’s option, if the Company is found to be in default on the loan as that term is defined in the borrowing arrangement. At March 31, 2009 there was no remaining available liquidity on this line due to the borrowing base calculation.	$148,000	$188,000

Advancing term loan with a financial institution of up to $125,000 with interest only payable monthly at prime rate plus 2.0% (5.25% at March 31, 2009), until January 2009, with principal and interest due at prime rate plus 2.0% amortized ratably over 30 months, due August 31, 2011, and secured by substantially all assets of the company.	$116,899	$125,000

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008. The monthly payments were suspended in October 2008 with resumption anticipated upon significant equity raise.	$237,500	$237,500

As of March 31, 2009, maturities of long-term debt are: $167,196 in 2009, $179,696 in 2010, $7,507 in 2011.

5.	DEFERRED OFFERING COSTS

The Company has incurred cash and non-cash expenses in connection with its registration of stock for public sale. Costs associated with the Company’s plan to raise additional equity in an institutional PIPE transaction continue to be capitalized. Costs of $30,761 associated with the Company’s current private placement offering have been netted against equity proceeds. Activity related to deferred offerings costs for the period ended March 31, 2009 are as follows:

Outstanding balance — December 31, 2008	$320,347
Financial advisory services and investor relations	79,001
Travel expenses	1,792
Other	725
Total increase — first quarter 2009	81,518
Less costs associated with private placement offering	(30,761)
Outstanding balance — March 31, 2009	$371,104

6.	EMPLOYEE STOCK PLANS

Certain employees of the Company are participants in a stock bonus plan established in 2003 by the MacroSolve, Inc. Stock Bonus Trust Agreement (the Trust), an entity under common control. Stock allocated to the participants remains in the Trust for the benefit of the Participant until the grant date specified by the Trustees. In the event of termination of employment of the participants, any previously allocated stock reverts back to the Trust. As of March 31, 2009, there are 160,000 shares in the trust with 150,000 shares unallocated. On February 16, 2009, the Trustees granted 10,000 shares which vest on February 16, 2010. Compensation expense for stock awards is recognized ratably over the implicit vesting period from the date of grant and is based upon the market value of the Company’s common stock at the date of grant, adjusted for marketability if applicable. The Company recognized stock based compensation expense related to these awards of $900 and $0 for the periods ended March 31, 2009 and 2008, respectively.

A summary of activity under the Employee Stock Plans as of March 31, 2009 and changes during the period then ended is presented below:

	Stock Options
	Options	Weighted Average Exercise Price	Stock Bonus Plan Shares	Restricted Stock
Outstanding — December 31, 2008	5,263,271	$0.54	—	140,853
Exercisable — December 31, 2008	5,186,071	$0.54	—	—
Granted	417,851	$1.43	10,000	138,610
Exercised	(200)	$0.60	—	—
Forfeited or Expired	(27,943)	$0.71	—	(2,118)
Outstanding — March 31, 2009	5,652,979	$0.50	10,000	277,345
Exercisable — March 31, 2009	5,389,779	$0.54	—	—

The weighted-average grant-date calculated value of options granted during the period ended March 31, 2009 was $0.04. Options outstanding at March 31, 2009 had an aggregate intrinsic value of $23,688 and a weighted-average remaining contractual term of 3.0 years. Options that were exercisable at March 31, 2009 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 2.0 years.

The weighted-average grant-date calculated value of stock awards granted during the period ended March 31, 2009 was $0.11.

A summary of the status of the Company’s nonvested options as of and for the three months ended March 31, 2009 is presented below:

	Stock Options
Nonvested Shares	Options	Weighted- Average Grant Date Calculated Value	Stock Bonus Plan	Restricted Stock
Nonvested — Beginning of Year 2009	77,200	$—	—	140,853
Granted	224,000	$—	10,000	138,610
Vested	(30,123)	$—	—	—
Forfeited	(7,877)	$—	—	(2,118)
Nonvested — Three Months Ended March 31, 2009	263,200	$—	10,000	277,345

As of March 31, 2009, there was $12,619 unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan.

7.	SHAREHOLDERS’ EQUITY

The Company issued 300,000 shares of restricted stock in the first quarter of 2009 to qualified investors in a private placement offering with $428,400 of the proceeds allocated to those shares and another $21,600 of the proceeds allocated to the underlying warrants and recorded as additional paid in capital.

During the first quarter of 2009, the Company sold 282,560 shares of unrestricted stock for $120,203 to qualified investors who exercised their rights to convert warrants and options at the prices stated in their respective instruments.

The Company engaged a vendor with an agreement to pay in restricted stock. As of March 31, 2009, the vendor had earned 11,598 shares of stock valued at $22,500 per the market value of the stock on that date. A financial consultant rendered services in the first quarter of 2009 and was paid with 200,000 shares of restricted stock valued at $6,000 for two months of services at a previously charged consulting rate. Another advisor was paid with 500,000 shares of restricted stock valued at $30,000 and cash of $25,000 for an extended commitment to expand the scope of services originally contemplated. Another financial consultant was compensated with 5,000 shares of restricted stock for advisory services valued at $1,000.

8.	EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the periods ended March 31, 2009 and 2008:

	For the Periods Ended March 31
	2009	2008
Numerator:
Net Loss	($402,759)	($137,586)
Preferred Stock Dividends	—	—
Numerator for basic and diluted loss per share	($402,759)	($137,586)
Denominator:
Weighted-average number of common shares outstanding
	26,253,039	24,560,100
Basic and diluted loss per share	(0.01)	(0.01)

9.	RELATED PARTY TRANSACTION

During the period ended March 31, 2009, a shareholder provided a $75,000 short term loan to the Company for operating capital. Total interest of $593 accrued at Prime rate plus 2% during the borrowing period. The loan and accrued interest were repaid during March 2009.

10.	SUBSEQUENT EVENTS

Subsequent to March 31, 2009 the Company received an additional $150,000 for 100,000 shares of restricted stock from a qualified investor in its private placement offering.

On April 13, 2009, the Board of Directors amended the private placement offering by adding a price protection feature and extended the offering 90 days from April 13, 2009 until July 12, 2009. The common stock and the common stock underlying the warrants issued may be subject to a price adjustment at year end dependent upon the volume-weighted average price on the last ten trading days; however, the price will not be adjusted lower than $0.20 per share.

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods ended March 31, 2009 and 2008 are:

	2009	2008
Interest	$5,254	$2,611
Income taxes	$—	$—

Noncash activities are as follows for the periods ended March 31, 2009 and 2008 are:

	2009	2008
Stock based compensation	$22,589	$6,932
Stock issued for financial and legal services in connection with stock offering	$37,000	$102,269
Stock issued for services	$22,500	$—
Deferred offering costs netted against private placement proceeds	$30,761	$—

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the mobile computing industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 3, 2009.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of MacroSolve, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements ("Notes").

Background

We are a technology and services company that develops mobile solutions for businesses. A mobile solution is typically the combination of mobile handheld devices, wireless connectivity and software that streamlines business operations resulting in improved efficiencies and cost savings. We are development and marketing partners with the major mobile device manufacturers, wireless carriers and many software providers.

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

Plan of Operation and Financing Needs

Since December 31, 2008, the Company has raised $120,123 in equity through the exercise of options and warrants by existing shareholders and employees. The Company has also raised additional equity of $450,000 during the first quarter of 2009, through the sale of restricted stock in a Private Placement Offering and an additional $150,000 since March 31, 2009. The equity raised, together with funds available through our line of credit with a financial institution and cash generated from current operations, are expected to provide adequate capital to fund the Company’s operations.

The Company does lack growth capital and anticipates that approximately $5 million in additional investment capital will be required within the next three (3) years to execute our growth strategy.  We are presently investigating various financing alternatives including equity and/or debt financing.  It is the Company’s intention to raise additional equity in 2009 to support it growth requirements. There is no assurance that capital in any form will be available to us and, if available, on terms and conditions that are acceptable.  If we are unable to obtain sufficient funds, we may not be able to implement our growth strategy.

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

Our near term focus will be on the expansion of marketing and sales efforts which will increase the number of revenue streams, especially those with more passive recurring revenue including license fees and revenue share arrangements.   We completed the development of a new version of ReForm in December 2008.  The Company’s digiTicket™ product, a mobile electronic law enforcement citation solution, began its beta testing phase late in the first quarter of 2009 with the commitment of its pilot customer, the Sand Springs Police Department. Significant marketing efforts for this product are underway in the second quarter of 2009. digiTicket™ is expected to contribute as much as 53% of the 2009 annual revenues. Our mobile video platform project will position us to compete in mobile solutions which require video.  Growth in these and other areas will require more geographical sales resource coverage with modest plans to expand within Oklahoma and the Midwest in the near term.  Finally, we will augment our joint marketing arrangements with other mobile industry technology leaders and utilize more efficient and effective Web-based methods for attracting customers and streamlining the sales process.

We continuously monitor industry trends and adjust projections about the direction of the business in anticipation of the continuous change in client requirements as the mobile industry evolves.  We believe that our current direction is one that will bring profits, however our ability to drive sales volume is limited without additional capital.  There is no expected purchase or sale of capitalized assets, significant equipment or intellectual property in the next twelve (12) months.

Results of Operations

Quarter Ended March 31, 2009 compared to Quarter Ended March 31, 2008 (all references are to the Quarter Ended March 31)

Total Net Sales: Total Net Sales decreased $723,000 or 67% to $361,000 in the first quarter ended March 31, 2009 from $1,084,000 for the same period in 2008. Sources of revenue were derived from our services business, hardware sales and software licensing. Services revenue represented the majority of Total Net Sales, with a decrease of $728,000 for the first quarter of 2009 to $328,000 from $1,056,000 in the first quarter of 2008. This was primarily due to a reduction in work under contract in the first quarter of 2009. Hardware sales to third parties and in support of our services activities for the first quarter of 2009 were $25,000, up $7,000 or 39% from $18,000 in 2008. Software licensing sales decreased $2,000 or 29% for the period to $7,000 from $9,000 for the same period in 2008. The Company’s ReFormXT™ software product became available in final form in December 2008. ReFormXT™ and its predecessor versions have contributed less than five percent of annual revenues since initial inception.

Cost of Sales and Gross Profit: Cost of Sales for the first quarter of 2009 decreased $509,000 or 73%, in line with the lower level of revenues from $697,000 in 2008 to $188,000 in 2009. The majority of this decrease was associated with workforce reductions and reassignments of resources to product development. The resultant Gross Profit for the first quarter of 2009 of $173,000 was down $214,000 or 55% under the Gross Profit for the same period in 2008 of $387,000. Profit margin was up for the quarter from 36% in 2008 to 48% in 2009 primarily due to subcontractor pass-thru revenue in the prior year.

Operating, Selling, General and Administrative Expenses: Operating, selling, general and administrative expenses increased by $39,000, or 8% in the first quarter of 2009 to $548,000 from $509,000 in 2008. This increase reflects $48,000 in amortization expense on the ReFormXT™ product which was still in development in 2008 offset by a $12,000 reduction in commission expense in 2009 corresponding to the reduction in net sales.

Loss from Operations:  Loss from operations for the first quarter of 2009 was $375,000, an increase of $252,000 or 205% from the loss from operations in 2008 of $123,000 as a result of the aforementioned decrease in gross profit and increase in operating, sales and marketing expenses.

Other Income and Expense:  Total other expense of $28,000 in 2009 represented an increase of 87% or $13,000 from $15,000 in 2008 as a result of higher stock based compensation related to the salary differential incentive options granted in the first quarter of 2009 to employees and related to first quarter 2009 board of director compensation paid in restricted stock.

Net Loss:  Net loss of $403,000 for the first quarter of 2009 was $265,000 or 192% higher than the net loss of $138,000 for the same period in 2008 as the higher operating, sales and marketing expenses, amortization expense and stock based compensation combined with the decrease in gross profit associated with the lower revenue achieved in the period.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, a bank line of credit and investments of equity by qualified investors or placement of debt with qualified lenders.

In the first quarter of 2009, the Company raised an additional $120,123 in equity through the exercise of options and warrants by existing shareholders and employees. The Company also raised an additional $450,000 during the first quarter of 2009 in equity though sale of restricted stock in a Private Placement Offering and an additional $150,000 subsequent to the first quarter. The Private Placement Offering will remain open until July 12, 2009 or until five million dollars in total has been raised. To date, two million dollars has been closed under the offering.

The Company renewed its $300,000 line of credit with a financial institution for an additional three months to April 30, 2009 and anticipates renewing the line under similar terms and conditions through the end of 2009. The line of credit primarily supports customer invoices in accounts receivable and is limited to 80% of eligible invoices. At March 31, 2009 there was no remaining available liquidity on this line due to the borrowing base calculation.

As of March 31, 2009, we had cash and cash equivalents of $129,590. This liquidity, together with funds available through credit facilities with a financial institution, funds raised under the private placement offering and cash generated from current operations, are expected to provide adequate capital to fund the Company’s operations.

Sources and Uses of Cash

	Three Months Ended March 31,
(In thousands)	2009	2008
Cash flow data:
Net cash (used in) provided by operating activities	(326)	97
Net cash (used in) investing activities	(124)	(60)
Net cash provided by financing activities	478	917
Net increase in cash and cash equivalents	28	954
Cash and cash equivalents, beginning of period	101	26
Cash and cash equivalents, end of period	129	980

Operating Activities

Net cash used in operating activities for the Three Months ended March 31, 2009 was $326,000, an increase of $423,000 from the same period in 2008 reflecting the higher net operating loss for the first quarter of 2009 and the amortization of ReFormXT™.

Investing Activities

Cash used in investing activities for the Three Months ended March 31, 2009 was $124,000, up $64,000 from the same period in 2008 represented principally in both periods by costs associated with the development of the Company’s new product lines, including digiTicket™, and a prototype community website which will serve as a mobility community of interest network for businesses with modest or no I.T. staff and provide a platform to promote our customer’s products and those of the Company.

Financing Activities

Net cash provided by financing activities for the Three Months ended March 31, 2009 was $478,000 as compared with $917,000 for the same period last year, a decrease of $439,000. This is primarily related to the investor bridge loans of $950,000 in the first quarter of 2008 offset by the $409,000 difference in additional equity raised from the exercise of warrants and options and private placement offering in the first quarter of 2009 over the same quarter in 2008.

The Company suspended $12,500 per month repayment of its note with the State of Oklahoma Technology Business Finance Program in October 2008. The repayments will commence when the Company has raised sufficient additional equity through sale of its stock to private investors to fund its growth requirements.

As of March 31, 2009, the Company had cash and cash equivalents in the amount of $129,950 as compared with $979,724 at March 31, 2008.

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

At the quarter ending March 31, 2009 and at fiscal year ending December 31, 2008, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

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

Once the software is deemed to be commercially available, these capitalized costs are amortized over three years and are reviewed for impairment at each period end. If management determines that projected revenue from the capitalized software costs are less than the net book value of the software, the capitalized software asset is written down per generally accepted accounting principles. No capitalized software costs are considered impaired at March 31, 2009.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were incurred during the periods ended March 31, 2009 and 2008.

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

Effect of Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the recognition of assets and liabilities purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company has adopted this standard and there has been no effect on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Form 10-K filed with the SEC on April 3, 2009, for the period ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

The Company issued the following restricted common stock in the first quarter of 2009:

Qualified investors in the private placement offering	300,000
Exercise of warrants by qualified investor	282,360
Exercise of options by employee	200
Shares for services	716,598

Total	1,299,150

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

MACROSOLVE, INC.

Date: May 14, 2009	By:	/s/ Clint Parr
Clint Parr
Chief Executive Officer

Date: May 14, 2009	By:	/s/ Kendall Carpenter
Kendall Carpenter
Chief Financial Officer