Form 10-Q
period 2009-06-30
MACROSOLVE INC
filed 2009-08-07
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

N/A
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

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of July 31, 2009 was 27,090,422.

PART I
FINANCIAL INFORMATION

MACROSOLVE, INC.

Interim Unaudited Financial Statements

For the Period Ended June 30, 2009

MACROSOLVE, INC.

BALANCE SHEETS
	(unaudited) 6/30/2009	(audited) 12/31/2008

ASSETS
CURRENT ASSETS:
Cash	$94,428	$101,397
Accounts receivable - trade	14,059	134,199
Prepaid expenses and other	14,778	47,365
Total current assets	123,265	282,961
PROPERTY AND EQUIPMENT, at cost:	282,107	274,392
Less - accumulated depreciation and amortization	(162,385)	(152,060)
Net property and equipment	119,722	122,332
OTHER ASSETS:
Note receivable	135,577	135,577
Software development costs, net of accumulated amortization of $104,405 and $8,031 as of June 30, 2009 and December 31, 2008, respectively	875,236	675,778
Deferred offering costs	355,240	320,347
Other assets	18,243	18,243

Total other assets	1,384,296	1,149,945
TOTAL ASSETS	$1,627,283	$1,555,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$129,696	$162,638
Revolving line of credit	91,750	188,000
Notes payable -shareholders	325,388	—
Accounts payable - trade and accrued liabilities	128,274	150,900
Unearned income	8,324	60,683
Total current liabilities	683,432	562,221
LONG-TERM DEBT, less current maturities	212,507	199,841
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 27,090,422 and 25,603,461 shares, at June 30, 2009 and December 31, 2008, respectively	270,904	256,035
Additional paid-in capital	7,696,273	6,903,609
Accumulated deficit	(7,235,833)	(6,366,468)
Total stockholders’ equity	731,344	793,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,627,283	$1,555,238

See notes to unaudited financial statements

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS (unaudited)
	Unaudited For the Quarters Ended		Unaudited For the Six Months Ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008

SALES:
Solution services	$146,215	$657,329	$473,805	$1,715,697
Hardware sales	32,714	9,734	58,765	26,408
Software licensing	6,677	10,837	13,971	19,834

Net sales	185,606	677,900	546,541	1,761,939

COST OF SALES:
Solution services	81,030	363,221	243,661	1,044,127
Hardware sales	26,616	7,448	51,365	22,856
Software licensing	0	440	77	1,019

Total cost of sales	107,646	371,109	295,103	1,068,002

Gross profit	77,960	306,791	251,438	693,937

OPERATING EXPENSES:
Solution services	62,352	142,533	166,312	280,004
Selling, general and administrative	443,955	436,270	888,413	808,380

Total operating expenses	506,307	578,803	1,054,725	1,088,384

Loss from operations	(428,347)	(272,012)	(803,287)	(394,447)

OTHER INCOME (EXPENSE):
Interest income	125	3,659	217	5,714
Interest expense	(4,753)	(19,775)	(10,007)	(30,042)
Stock based compensation	(33,646)	(7,245)	(56,302)	(14,176)

Total other expense	(38,274)	(23,361)	(66,092)	(38,504)

LOSS BEFORE INCOME TAXES	(466,621)	(295,373)	(869,379)	(432,951)

INCOME TAXES	—	—	—	—

NET LOSS	$(466,621)	$(295,373)	$(869,379)	$(432,951)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(466,621)	$(295,373)	$(869,379)	$(432,951)

Loss allocable to common stockholders	$(466,621)	$(295,373)	$(869,379)	$(432,951)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

See notes to unaudited financial statements

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS (unaudited)

For the Periods Ended June 30,	6/30/2009	6/30/2008

OPERATING ACTIVITIES:
Net loss	$(869,378)	$(432,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	106,853	10,324
Stock based compensation	56,302	14,176
Issuance of stock for services	29,025	—
Changes in current assets and liabilities:
Decrease in accounts receivable - trade	120,140	475,360
(Increase) in inventory	(648)	—
Decrease (increase) in prepaid expenses and other	33,235	(9,140)
(Decrease) increase in accounts payable - trade and accrued liabilities	(22,626)	88,804
(Decrease) in unearned income	(52,359)	(424,868)
Net cash (used in) provided by operating activities	(599,456)	(278,299)
INVESTING ACTIVITIES:
Purchase of equipment	(9,037)	(22,191)
Disposal of equipment	1,168	—
Software development costs	(295,832)	(92,838)
Net cash used in investing activities	(303,701)	(115,029)
FINANCING ACTIVITIES:
Reduction in deferred offering costs	(32,877)	(218,131)
Proceeds from issuance of common stock	600,000	154,604
Common stock issued for advisory services	—	102,269
Proceeds from exercise of warrants and options	120,203	—
Investor loans, including accrued interest	325,388	967,515
Repayments of notes payable	(96,250)	(230,000)
(Repayments) proceeds from long term debt	(20,276)	8,986
Dividend on preferred stock	—	(2,978)
Net cash provided by financing activities	896,188	782,265
NET (DECREASE) INCREASE IN CASH	(6,969)	388,937

CASH, beginning of year	101,397	25,668

CASH, end of year	$94,428	$414,605

See notes to unaudited financial statements

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended June, 2009

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

3.	NOTE RECEIVABLE

	Note receivable at June 30, 2009 and December 31, 2008 Consist of the following:	June 30, 2009	Dec 31, 2008

	Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (8.25% at March 31, 2009), due June 30, 2011. The note may be converted to common stock of the borrower prior to the due date at MacroSolve’s discretion.	$135,577	$135,577

4.	NOTES PAYABLE

	Notes payable at June 30, 2009 and December 31, 2008 consist of the following:	June 30, 2009	Dec 31, 2008

	Revolving line of credit with a financial institution of up to $100,000 with interest payable monthly at the greater of prime rate or 5% plus 2.0% (7.0% at June 30, 2009), due June 30, 2009, and secured by substantially all assets of the Company. The line of credit may be withdrawn, at the lender’s option, if the Company is found to be in default on the loan as that term is defined in the borrowing arrangement. At June 30, 2009 there was no remaining available liquidity on this line due to the borrowing base calculation.	$91,750	$188,000

Advancing term loan with a financial institution of up to $125,000 with interest only payable monthly at prime rate plus 2.0% (5.25% at March 31, 2009), until January, 2009, with principal and interest due at prime rate plus 2.0% amortized ratably over 30 months, due August 31, 2011, and secured by substantially all assets of the company.	$104,703	$125,000

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008. The monthly payments were suspended in October 2008 with resumption anticipated upon significant equity raise.	$237,500	$237,500

As of June 30, 2009, maturities of long-term debt are: $129,696 in 2009 and $212,507 in 2010.

5.	INVESTOR LOANS

In May and June 2008, the Company placed $325,000 in promissory notes with qualified investors. The notes are unsecured and provide for accrued interest of prime plus 2% (7% as of June 30, 2009) payable on maturity of September 1, 2009. The notes are being converted to convertible debentures in the debenture financing round initially closing on July 20, 2009. The balance of these notes in the financial statements includes approximately $388 in accrued interest at June 30, 2009.

6.	DEFERRED OFFERING COSTS

The Company has incurred cash and non-cash expenses in connection with its registration of stock for public sale. Costs associated with the Company’s plan to raise additional equity in an institutional PIPE transaction continue to be capitalized. Costs of $55,280 associated with the Company’s current private placement offering have been netted against equity proceeds. Activity related to deferred offerings costs for the period ended June 30, 2009 are as follows:

Outstanding balance - December 31, 2008	$320,347

Financial advisory services and investor relations	96,656
Travel expenses	1,792
Other	725
Total increase – first quarter 2009	99,173

Less costs associated with private placement offering	(64,280)

Outstanding balance – June 30, 2009	$355,240

7.	EMPLOYEE STOCK PLANS

Certain employees of the Company are participants in a stock bonus plan established in 2003 by the MacroSolve, Inc. Stock Bonus Trust Agreement (the Trust), an entity under common control. Stock allocated to the participants remains in the Trust for the benefit of the Participant until the grant date specified by the Trustees. In the event of termination of employment of the participants, any previously allocated stock reverts back to the Trust. As of June 30, 2009, there are 160,000 shares in the trust with 150,000 shares unallocated. On February 16, 2009, the Trustees granted 10,000 shares which vest on February 16, 2010. Compensation expense for stock awards is recognized ratably over the implicit vesting period from the date of grant and is based upon the market value of the Company’s common stock at the date of grant, adjusted for marketability if applicable. The Company recognized stock based compensation expense related to these awards of $1,905 and $0 for the periods ended June 30, 2009 and 2008, respectively.

A summary of activity under the Employee Stock Plans as of June 30, 2009 and changes during the period then ended is presented below:

	Stock Options		Stock Bonus Plan	Restricted Stock
	Options	Weighted Average Exercise Price	Shares

Outstanding – March 31, 2009	5,652,979	$0.60	10,000	277,345

Exercisable – March 31, 2009	5,389,779	$0.54	—	—

Granted	160,000	$0.30	—	447,048

Exercised	—	—	—	—

Forfeited or Expired	(24,420)	$0.43	—	—

Outstanding – June 30, 2009	5,788,559	$0.60	10,000	724,393

Exercisable – June 30, 2009	5,525,359	$0.53	—	—

The weighted-average grant-date calculated value of options granted during the period ended June 30, 2009 was $0.04. Options outstanding at June 30, 2009 had an aggregate intrinsic value of $13,160 and a weighted-average remaining contractual term of 2.5 years. Options that were exercisable at June 30, 2009 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 2.0 years.

The weighted-average grant-date calculated value of stock awards granted during the period ended March 31, 2009 was $0.07.

A summary of the status of the Company’s nonvested options as of and for the Quarters Ended June 30, 2009 and March 31, 2009 is presented below:

	Stock Options
Nonvested Shares	Options	Weighted- Average Grant Date.Calculated Value	Stock Bonus Plan	Restricted Stock

Nonvested - Beginning of Year 2009	77,200	$—	—	140,853

Granted	224,000	$—	10,000	138,610

Vested	(30,123)	$—	—	—

Forfeited	(7,877)	—	—	(2,118)

Nonvested–Quarter Ended	263,200	$—	10,000	277,345
March 31, 2009

Granted	—	$—		447,048

Vested	—	$—	—	447,048

Forfeited	—	$—	—	—

Nonvested–Quarter Ended	263,200	$—	10,000	—
June 30, 2009

As of June 30, 2009, there was $12,200 unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan.

8.	SHAREHOLDERS’ EQUITY

The Company issued 100,000 shares of restricted stock in the second quarter of 2009 to a qualified investor in a private placement offering with $108,300 of the proceeds allocated to those shares and another $40,700 of the proceeds allocated to the underlying warrants.

The Company engaged a vendor with an agreement to pay in restricted stock. As of June 30, 2009, the vendor had earned 13,316 shares of stock valued at $6,525 per the market value of the stock on that date.

9.	EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the quarters ended June 30, 2009 and 2008:

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
Numerator:	2009	2008	2009	2008
Net Loss	($466,621)	($295,373)	($869,379)	($432,951)
Numerator for basic and diluted	($466,621)	($295,373)	($869,379)	($432,951)

Denominator:
Weighted-average number of common shares outstanding	26,996,520	24,560,100	26,996,520	24,560,100

Basic and diluted loss per share	($0.02)	($0.01)	($0.03)	($0.01)

10.	RELATED PARTY TRANSACTION

During the period ended June 30, 2009, four shareholders provided a total of $325,000 in short term loans to the Company for operating capital. Total interest of $388 accrued at Prime rate plus 2% during the borrowing period. The loans and accrued interest were converted to the terms of the Debenture Financing which closed on July 20, 2009.

11.	SUBSEQUENT EVENTS

MacroSolve, Inc. (the “Company”) entered into Securities Purchase Agreements, dated July 20, 2009 (each, an “Agreement”), with nine investors pursuant to which the Company will issue up to $2,326,280 in Floating Rate Convertible Subordinated Debentures (“Convertible Debentures”). The Corporation has been authorized to sell and issue up to a total of $4 million under this Agreement.

The Company issued approximately $915,000 of Convertible Debentures between July 20-31, 2009. The remaining Convertible Debentures will be issued on a monthly schedule from September 2009 through November 2009 and February 2010 through September 2010, dependent upon the Company meeting certain milestones.

The Convertible Debentures shall bear interest at prime rate, set at the beginning of each calendar quarter, plus five percent. The Company may elect, in its sole discretion, to make interest payments in cash, the Company’s common stock or a combination thereof. The convertible debentures mature on July 31, 2014 and may be converted by the investor into the Company’s common stock at $0.10 per share. The investors will also receive up to 23,262,800 warrants to purchase the Company’s common stock for $0.10 per share.

The number of warrants issued will depend on the amount of Convertible Debentures issued by the Company. Each investor will receive 100% warrant coverage on its investment in the Convertible Debentures.

The Agreement contains customary representations, warranties, covenants and conditions to closing. The foregoing summary is not complete and is qualified in its entirety by reference to the full text of the Agreement, which is filed as Exhibit 10.9 to Form 8-K filed July 24, 2009.

The Convertible Debentures are being issued in transactions that were exempt from registration under Regulation D Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), as transactions by an issuer not involving a public offering. All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the Convertible Debentures for investment only and not with a view to distribute or sell the Convertible Debentures.

On July 20, 2009, the Board authorized the issuance of 1,000,000 shares of common stock par value $0.01 to compensate the lead investor in the amount of $100,000. This compensation is not related to the lead investor’s capacity as a director of the Corporation. As lead investor, Mr. Clerico has agreed to assume and perform a continuing service under the Securities Purchase Agreement that over not less than the next year will require him to establish milestones for the payment of funds under the Debentures and monitor the performance by the Corporation in relation to the milestones.

As a result of the above described Securities Purchase Agreements, the Most Favored Nations clause of the Private Placement offering of December 30, 2008 was triggered. In a Board action dated July 28, 2009, 18,641,207 additional shares of common stock par value $0.01 were authorized to be issued and new warrants which replace the original warrants, with identical expiration dates as original warrants, to purchase 19,972,720 shares of common stock priced at $0.10 were authorized to issued to the investors in the Private Placement offering of December 30, 2008.

In recognition of loans made in May and June 2009 by three directors, the Board authorized on July 20, 2009 a total of 487,500 shares of common stock par value $0.01 be issued to compensate them for the benefit each conferred upon the Corporation and the risk they assumed in making the loans. The aforementioned loans were converted to the terms of the Securities Purchase Agreements dated July 20, 2009.

In an action by the Board on July 20, 2009 and approved by a majority of the shareholders of the Corporation on July 28, 2009, the Bylaws of the Corporation will be amended to increase the capitalization of the Corporation to a total of 210,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock with a par value of $0.01 per share.

Effective July 1, 2009, the revolving line of credit with a financial institution was converted to a standard commercial loan with an interest rate of prime plus 2% (7% as of July 1, 2009) with a maturity date of August 31, 2009.

12.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during Six Months ended June 30, 2009 and 2008 are:

	2009	2008

Interest	$9,389	$30,117

Income taxes	$—	$—

Noncash activities are as follows for the Six Months ended June 30, 2009 and 2008 are:

	2009	2008

Stock based compensation	$56,302	$14,176

Stock issued for services	$30,025	$—

Deferred offering costs netted against private placement proceeds	$64,280	$—

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe.” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the mobile computing industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 3, 2009.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of MacroSolve, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).

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

Our customers rely on us to define, design, develop and support the best combination of technologies in a market that is very dynamic. We assist software and web-based application companies by modifying their software product offerings so that they can be used by a mobile end-user who typically has a Smartphone or a similar cellular device. Many of these customers rely on our technology and marketing expertise. We also serve enterprises that find it difficult to identify a mobile software product which addresses their specific need to streamline operational processes, and do not have the competency in house. Our technology and services capabilities generate a growing base of contract and annuity based revenue. We have two mobile software products. The first software product is ReForm™, which helps to minimize mobile application development efforts. This product has yet to contribute significant revenues to MacroSolve; however, it is expected to gain momentum as more App stores come on line. The second software product is digiTicket™, which is an electronic citation application marketed to law enforcement agencies. Significant marketing efforts for digiTicket™ are underway in the third quarter of 2009 when new fiscal years begin for many potential customers.

Plan of Operation

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

Our near term focus will be on the expansion of marketing and sales efforts which will increase the number of revenue streams, especially those with more passive recurring revenue including license fees and revenue share arrangements. We completed the development of a new version of ReForm in December 2008. The Company’s digiTicket™ product, a mobile electronic law enforcement citation solution, is currently in use with one of its pilot customer, the Sand Springs Police Department. Two additional police departments have joined the pilot program during the second quarter of 2009. Significant marketing efforts for this product are underway in the third quarter of 2009 when new fiscal years begin for many potential customers. digiTicket™ is expected to contribute up to 50% of the 2009 annual revenues. Our mobile video platform project will position us to compete in mobile solutions which require video. Growth in these and other areas will require more geographical sales resource coverage with modest plans to expand within Oklahoma and the Midwest in the near term. Finally, we will augment our joint marketing arrangements with other mobile industry technology leaders and utilize more efficient and effective Web-based methods for attracting customers and streamlining the sales process.

We continuously monitor industry trends and adjust projections about the direction of the business in anticipation of the continuous change in client requirements as the mobile industry evolves. We believe that our current direction is one that will bring profits, however our ability to drive sales volume is limited without additional capital. There is no expected purchase or sale of capitalized assets, significant equipment or intellectual property in the next twelve months.

Results of Operations

Quarter Ended June 30, 2009 compared to Quarter Ended June 30, 2008 (all references are to the Quarter Ended June 30)

Total Net Sales: Total Net Sales decreased $492,000 or 73% to $185,000 in the second quarter ended June 30, 2009 from $677,000 for the same period in 2008. Sources of revenue were derived from our services business, hardware sales and software licensing. Services revenue represented the majority of Total Net Sales, with a decrease of $511,000 for the second quarter of 2009 to $146,000 from $657,000 in the second quarter of 2008. This was primarily due to a reduction in work under contract in the second quarter of 2009. Hardware sales to third parties and in support of our services activities for the second quarter of 2009 were $33,000, up $23,000 or 236% from $10,000 in 2008. Software licensing sales decreased $4,000 or 38% for the period to $7,000 from $11,000 for the same period in 2008. The Company’s ReFormXT™ software product became available in final form in December 2008. ReFormXT™ and its predecessor versions have contributed less than five percent of annual revenues since initial inception.

Cost of Sales and Gross Profit: Cost of Sales for the second quarter of 2009 decreased $263,000 or 71%, in line with the lower level of revenues from $371,000 in 2008 to $108,000 in 2009. The majority of this decrease was associated with workforce reductions and reassignments of resources to product development. The resultant Gross Profit for the second quarter of 2009 of $78,000 was down $229,000 or 75% under the Gross Profit for the same period in 2008 of $307,000.

Operating, Selling, General and Administrative Expenses: Operating, selling, general and administrative expenses decreased by $72,000, or 13% in the second quarter of 2009 to $506,000 from $578,000 in 2008. This decrease reflects cost savings from workforce adjustments in 2009.

Loss from Operations: Loss from operations for the second quarter of 2009 was $428,000, an increase of $156,000 or 57% from the loss from operations in 2008 of $272,000 as a result of the aforementioned decrease in gross profit.

Other Income and Expense: Total other expense of $38,000 in 2009 represented an increase of 64% or $15,000 from $23,000 in 2008 as a result of higher stock based compensation related to the salary differential incentive options granted in the second quarter of 2009 to employees and related to second quarter 2009 board of director compensation paid in restricted stock.

Net Loss: Net loss of $467,000 for the second quarter of 2009 was $171,000 or 58% higher than the net loss of $295,000 for the same period in 2008 as the higher amortization expense and stock based compensation combined with the decrease in gross profit associated with the lower revenue achieved in the period.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008 (all references are to the Six Months Ended June 30)

Total Net Sales: Total Net Sales decreased $1,215,000 or 222% to $547,000 in the six months ended June 30, 2009 from $1,762,000, for the same period in 2008. Sources of revenue were derived from our services business, hardware sales and software licensing. Services revenue represented the majority of Total Net Sales, with a decrease of $1,242,000 for the first half of 2009 to $474,000 from $1,716,000 in the first half of 2008. This was primarily due to a reduction in work under contract in the first half of 2009. Hardware sales to third parties and in support of our services activities for the first half of 2009 were $59,000, up $32,000 or 55% from $26,000 in 2008. Software licensing sales decreased $6,000 or 42% for the period to $14,000 from $20,000 in for the same period in 2008. The Company’s ReFormXT™ software product became available in final form in December 2008. ReFormXT™ and its predecessor versions have contributed less than five percent of annual revenues since initial inception.

Cost of Sales and Gross Profit: Cost of Sales for the six months ended June 30, 2009 decreased $773,000 or 262%, in line with the lower level of revenues from $1,068 in 2008 to $295,000 in 2009. The majority of this decrease was associated with workforce reductions and reassignments of resources to product development. The resultant Gross Profit for the first half of 2009 of $251,000 was down $442,000 or 176% under the Gross Profit for the same period in 2008 of $694,000.

Operating, Selling, General and Administrative Expenses: Operating, selling, general and administrative expenses decreased by $34,000, or 3% in the six months ended June 30, 2009 to $1,054,000 from $1,088,000 in 2008. This increase reflects $96,000 in amortization expense on the ReFormXT™ product which was still in development in 2008 offset by a $65,000 reduction in commission expense in 2009 corresponding to the reduction in net sales.

Loss from Operations: Loss from operations for the first half of 2009 was $803,000, an increase of $409,000 or 51% from the loss from operations for the same period in 2008 of $394,000 as a result of the aforementioned decrease in gross profit.

Other Income and Expense: Total other expense of $66,000 for the six months ended June 30, 2009 represented an increase of 42% or $27,000 from $39,000 for the same period in 2008 as a result of higher stock based compensation related to the salary differential incentive options granted in the first half of 2009 to employees and related to first half 2009 board of director compensation paid in restricted stock.

Net Loss: Net loss of $869,000 for the six months ended June 30, 2009 was $436,000 or 50% higher than the net loss of $433,000 for the same period in 2008 as the amortization expense and stock based compensation combined with the decrease in gross profit associated with the lower revenue achieved in the period.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and investments of equity by qualified investors or placement of debt with qualified lenders and investors.

In the first half of 2009, the Company raised an additional $120,123 in equity through the exercise of options and warrants by existing shareholders and employees. The Company also raised an additional $600,000 during the first half of 2009 in equity though sale of restricted stock in a Private Placement. The Private Placement Offering will remain open until July 12, 2009 or until five million dollars in total has been raised. To date, two million dollars has been closed under the offering. On July 20, 2009 the Company entered into a Securities Purchase Agreement with a group of private investors committing to purchase Floating Rate Convertible Subordinated Debentures in the amount of $2,326,280 between July 2009 and June 2010. The new financing round and cash generated from current operations are expected to provide adequate capital to fund the Company’s operations through June 2010.

The Company does lack growth capital and anticipates that approximately $2 million to $3 million in additional investment capital will be required within the next three (3) years to execute our growth strategy. It is the Company’s intention to raise additional capital in 2009 to support its growth requirements. There is no assurance that capital in any form will be available to us and, if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may not be able to implement our growth strategy.

In an action by the Board on July 20, 2009 and approved by a majority of the shareholders of the Corporation on July 28, 2009, the Certificate of Incorporation of the Company’s management was given the authority to increase the capitalization of the Corporation to a total of 210,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock with a par value of $0.01 per share.

The Company was able to reach agreeable terms with its primary financial institution lender to extend the maturity date of its short term loan to August 31, 2009. The Company will repay the bank loan from proceeds of the debenture financing which was executed on July 20, 2009.

As of June 30, 2009, the Company had cash and cash equivalents of $94,000. This liquidity, together with funds raised under the private placement offering and the debenture financing, are expected to provide adequate capital to fund the Company’s operations.

Sources and Uses of Cash

	Six Months Ended June 30,
(In thousands)	2009	2008
Cash flow data:
Net cash (used in) provided by operating activities	$(599)	$(278)
Net cash (used in) investing activities	(304)	(115)
Net cash provided by financing activities	896	782
Net (decrease) increase in cash and cash equivalents	(7)	389
Cash and cash equivalents, beginning of period	101	26
Cash and cash equivalents, end of period	$94	$415

Operating Activities
Net cash used in operating activities for the Six Months ended June 30, 2009 was $599,000 an increase of $278,000 from the same period in 2008 reflecting the higher net operating loss for the first half of 2009, net of the increased amortization of ReFormXT™.

Investing Activities
Cash used in investing activities for the Six Months ended June 30, 2009 was $304,000, up $189,000 from the same period in 2008 represented principally in both periods by costs associated with the development of the Company’s new product lines, including digiTicket™, and a prototype community website which will serve as a mobility community of interest network for businesses with modest or no I.T. staff and provide a platform to promote our customer’s products and those of the Company.

Financing Activities
Net cash provided by financing activities for the Six Months ended June 30, 2009 was $896,000 as compared with $782,000 for the same period last year, an increase of $114,000. Cash provided by financing activities in 2009 was primarily from $600,000 in equity raised during the first half of 2009 though sale of restricted stock in a Private Placement

The Company suspended $12,500 per month repayment of its note with the State of Oklahoma Technology Business Finance Program in October 2008. The repayments will commence when the Company has raised sufficient additional equity through sale of its stock to investors to fund its growth requirements.

As of June 30, 2009, the Company had cash and cash equivalents in the amount of $94,000 as compared with $415,000 at June 30, 2008.

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

At the quarter ending June 30, 2009 and at fiscal year ending December 31, 2008, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

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

Once the software is deemed to be commercially available, these capitalized costs are amortized over three years and are reviewed for impairment at each period end. If management determines that projected revenue from the capitalized software costs are less than the net book value of the software, the capitalized software asset is written down per generally accepted accounting principles. No capitalized software costs are considered impaired at June 30, 2009.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were incurred during the periods ended June 30, 2009 and 2008.

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

Effect of Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the recognition of assets and liabilities purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. We have determined that the adoption of SFAS No. 141R will not have a material effect on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

The below shares of common stock were sold or issued to accredited investors in the first six months of 2009 pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto. No general solicitation or advertising was used to market the securities:

We sold 400,000 shares of common stock for cash at a price of $1.50 per share and received $600,000.

We issued 804,402 shares of common stock for professional services with a value of $90,024.

We issued 282,360 shares upon the exercise of warrants by a qualified investor and 200 shares upon the exercise of options by employees.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

MacroSolve, Inc. (the “Company”) entered into Securities Purchase Agreements, dated July 20, 2009 (each, an “Agreement”), with nine investors pursuant to which the Company will issue up to $2,326,280 in Floating Rate Convertible Subordinated Debentures (“Convertible Debentures”). The Corporation has been authorized to sell and issue up to a total of $4 million under this Agreement.

The Company issued approximately $918,000 of Convertible Debentures between July 20-31, 2009. The remaining Convertible Debentures will be issued on a monthly schedule from September 2009 through November 2009 and February 2010 through September 2010, dependent upon the Company meeting certain milestones.

The Convertible Debentures shall bear interest at prime rate, set at the beginning of each calendar quarter, plus five percent. The Company may elect, in its sole discretion, to make interest payments in cash, the Company’s common stock or a combination thereof. The convertible debentures mature on July 31, 2014 and may be converted by the investor into the Company’s common stock at $0.10 per share. The investors will also receive up to 23,262,800 warrants to purchase the Company’s common stock for $0.10 per share. The number of warrants issued will depend on the amount of Convertible Debentures issued by the Company. Each investor will receive 100% warrant coverage on its investment in the Convertible Debentures.

The Agreement contains customary representations, warranties, covenants and conditions to closing. The foregoing summary is not complete and is qualified in its entirety by reference to the full text of the Agreement, which is filed as Exhibit 10.9 to Form 8-K filed July 24, 2009.

The Convertible Debentures are being issued in transactions that were exempt from registration under Regulation D Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), as transactions by an issuer not involving a public offering. All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the Convertible Debentures for investment only and not with a view to distribute or sell the Convertible Debentures.

On July 20, 2009, the Board authorized the issuance of 1,000,000 shares of common stock par value $0.01 to compensate the lead investor in the amount of $100,000. This compensation is not related to the lead investor’s capacity as a director of the Corporation. As lead investor, Mr. Clerico has agreed to assume and perform a continuing service under the Securities Purchase Agreement that over not less than the next year will require him to establish milestones for the payment of funds under the Debentures and monitor the performance by the Corporation in relation to the milestones.

As a result of the above described Securities Purchase Agreements, the Most Favored Nations clause of the Private Placement offering of December 30, 2008 as amended April 13, 2009 was triggered. In a Board action dated July 28, 2009, 18,641,207 additional shares of common stock par value $0.01 were authorized to be issued and new warrants which replace the original warrants, with identical expiration dates as original warrants, to purchase 19,972,720 shares of common stock priced at $0.10 were authorized to issued to the investors in the Private Placement offering of December 30, 2008 as amended April 13, 2009.

In recognition of loans made in May and June 2009 by three directors, the Board authorized on July 20, 2009 a total of 487,500 shares of common stock par value $0.01 be issued to compensate them for the benefit each conferred upon the Corporation and the risk they assumed in making the loans. The aforementioned loans were converted to the terms of the Securities Purchase Agreements dated July 20, 2009.

In an action by the Board on July 20, 2009 and approved by a majority of the shareholders of the Corporation on July 28, 2009, the Certificate of Incorporation of the Company’s management was given the authority to increase the capitalization of the Corporation to a total of 210,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock with a par value of $0.01 per share.

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

MACROSOLVE, INC.

Date: August 7, 2009	By:	/s/ Clint Parr
Clint Parr
Chief Executive Officer

Date: August 7, 2009	By:	/s/ Kendall Carpenter
Kendall Carpenter
Chief Financial Officer