Form 10-Q
period 2009-09-30
MACROSOLVE INC
filed 2009-11-19
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of September 30, 2009 was 47,219,129.

Table of Contents

Part I –	Financial Information
	Item 1. Financial Statements (unaudited)
	Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	1
	Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008 (Unaudited)	2
	Statements of Cash Flows for the three and nine month periods ended September 30, 2009 and 2008 (Unaudited)	3
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	16
	Item 4T. Controls and Procedures	16
Part II –	Other Information
	Item 1. Legal Proceedings	16
	Item 1A. Risk Factors	16
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
	Item 3. Defaults upon Senior Securities	17
	Item 4. Submission of Matters to a Vote of Security Holders	17
	Item 5. Other Information	17
	Item 6. Exhibits	19
Signatures		20
Exhibit Index
Rule 13a-14(a) Certification executed by Clint Parr
Rule 13a-14(a) Certification executed by Kendall Carpenter
Section 1350 Certification

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements - MacroSolve, Inc. Unaudited Financial Statements

MACROSOLVE, INC.

BALANCE SHEETS
	Unaudited 9/30/2009	Unaudited 12/31/2008

ASSETS
CURRENT ASSETS:
Cash	$441,784	$101,397
Accounts receivable - trade	41,969	134,199
Prepaid expenses and other	47,906	47,365
Total current assets	531,660	282,961
PROPERTY AND EQUIPMENT, at cost:	283,988	274,392
Less - accumulated depreciation and amortization	(167,681)	(152,060)
Net property and equipment	116,307	122,332
OTHER ASSETS:
Note receivable	135,577	135,577
Software development costs, net of accumulated amortization of $152,592 and $8,031 as of September 30, 2009 and December 31, 2008, respectively	1,049,345	675,778
Deferred offering costs	96,658	320,347
Other assets	18,243	18,243

Total other assets	1,299,823	1,149,945
TOTAL ASSETS	$1,947,790	$1,555,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$129,696	$162,638
Revolving line of credit	-	188,000
Accounts payable - trade and accrued liabilities	427,333	150,900
Unearned income	31,806	60,683
Total current liabilities	588,835	562,221

LONG-TERM DEBT, less current maturities
OTCC	162,500	125,000
Arvest equipment loan	37,580	74,841
Convertible secured debentures	1,320,601	-
Total long-term debt, less current maturities	1,520,681	199,841

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 200,000,000 shares; issued and outstanding 47,219,129 and 25,603,461 shares, at September 30, 2009 and December 31, 2008, respectively	472,191	256,035
Additional paid-in capital	7,204,920	6,903,609
Accumulated deficit	(7,838,838)	(6,366,468)
Total stockholders’ (deficit) equity	(161,727)	793,176

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,947,790	$1,555,238

See notes to unaudited financial statements

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS	Unaudited		Unaudited
	For the Quarters Ended		For the Nine Months Ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008

SALES:
Solution services	$190,710	$519,294	$664,515	$2,232,784
Hardware sales	64,605	6,254	123,370	34,869
Software licensing	7,428	9,427	21,399	29,261

Net sales	262,743	534,975	809,284	2,296,914

COST OF SALES:
Solution services	102,272	278,219	345,932	1,322,346
Hardware sales	59,811	4,912	111,177	27,768
Software licensing	-	91	77	1,110

Total cost of sales	162,083	283,222	457,186	1,351,224

Gross profit	100,660	251,753	352,098	945,690
OPERATING EXPENSES:
Solution services	39,984	117,589	206,295	397,596
Selling, general and administrative	458,601	394,514	1,347,360	1,202,894

Total operating expenses	498,585	512,103	1,553,655	1,600,490

Loss from operations	(397,925)	(260,350)	(1,201,557)	(654,800)

OTHER INCOME (EXPENSE):
Interest income	395	1,708	613	7,223
Interest expense	(19,064)	(15,404)	(28,726)	(45,522)
Stock based compensation	(186,411)	(68,796)	(242,713)	(82,698)

Total other expense	(205,080)	(82,492)	(270,826)	(120,997)

LOSS BEFORE INCOME TAXES	(603,005)	(342,842)	(1,472,383)	(775,797)

INCOME TAXES	-	-	-	-

NET LOSS	$(603,005)	$(342,842)	$(1,472,383)	$(775,797)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(603,005)	$(342,842)	$(1,472,383)	$(775,797)

Loss allocable to common stockholders	$(603,005)	$(342,842)	$(1,472,383)	$(775,797)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.01)

See notes to unaudited financial statements

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS (unaudited)
For the Periods Ended September 30,	Unaudited 9/30/2009	Unaudited 9/30/2008

OPERATING ACTIVITIES:
Net loss	$(1,472,383)	$(775,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	160,336	14,706
Stock based compensation	41,198	71,195
Issuance of stock for services	29,025	-
Changes in current assets and liabilities:
Decrease in accounts receivable - trade	92,230	570,601
(Increase) in inventory	(562)	-
Decrease (increase) in prepaid expenses and other	22	(55,488)
Increase in accounts payable - trade and accrued liabilities	276,432	137,358
(Decrease) in unearned income	(28,877)	(472,257)

Net cash used in operating activities	(902,579)	(509,682)

INVESTING ACTIVITIES:
Advances on Note Receivable	-	(101,008)
Purchase of equipment	(10,917)	(68,805)
Disposal of equipment	1,168	8,360
Software development costs	(518,128)	(141,299)

Net cash used in investing activities	(527,877)	(302,752)

FINANCING ACTIVITIES:
Deferred equity issuance costs	(49,258)	(179,719)
Proceeds from issuance of common stock	600,000	154,578
Proceeds from debenture financing	994,321
Common stock issued for advisory services	-	11,600
Proceeds from exercise of warrants and options	120,203	-
Investor loans, including accrued interest	326,280	981,882
Advances on notes payable	-	100,000
Repayments of notes payable	(188,000)	(267,500)
(Repayments) proceeds from long term debt	(32,703)	8,986
Dividend on preferred stock	-	-

Net cash provided by financing activities	1,770,843	809,827

NET INCREASE (DECREASE) IN CASH	340,387	(2,607)

CASH, beginning of period	101,397	25,668

CASH, end of period	$441,784	$23,061

See notes to unaudited financial statements

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended September 30, 2009

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

3.	NOTE RECEIVABLE

	Note receivable at September 30, 2009 and December 31, 2008 Consist of the following:	Sept 30, 2009	Dec 31, 2008

	Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (8.25% at September 30, 2009), due June 30, 2011. The note may be converted to common stock of the borrower prior to the due date at MacroSolve’s discretion.	$135,577	$135,577

4.	DEBENTURES AND NOTES PAYABLE

	Notes payable at September 30, 2009 and December 31, 2008 consist of the following:	Sept 30, 2009	Dec 31, 2008

On July 20, 2009 the Company entered into a Securities Purchase Agreement with a syndicate of private investors to obtain up to $2.3 million financing through the issue of convertible secured debentures. Draws against the debentures occurred at closing and monthly thereafter, unless waived by Lead Investor, provided the Company meets monthly operational milestones agreed with Lead Investor. The debentures accrue interest at prime rate plus 5.0% (8.25% at September 30, 2009) to be paid quarterly in cash or in common stock at the Company’s option. The value per share of common stock issued for accrued interest is 85% of the volume weighted average closing price on the last five days of trading prior to the interest payment date, but not less than $0.10 per share. Accrued interest of $15,776 at September 30, 2009 will be settled by the issuance of 415,170 shares valued at $0.038.

The Holder of the debenture can convert the principle and interest into the Company’s common stock at a conversion rate of $0.10 per share with thirty days notice.

The Company also has the right to redeem the principal and accumulated interest of any outstanding debentures in cash or by issuance of Common Stock at a price of $0.10 per share, but no later than sixty months from the initial closing date. For each share that the debenture may convert into, the Holder will receive one warrant exercisable at the Holder’s option into one share of common stock. The Warrants expire on the earlier of five years from issuance or July 30, 2014. Until August 31, 2010, the Holders also have the right to acquire up to 50% of any securities issued or proposed to be issued other than in connection with the Debentures or Warrants.
	$1,320,601	$-

Revolving line of credit with a financial institution which was secured by substantially all assets of the Company. The credit facility was retired from the proceeds of the debenture financing on August 4, 2009 and was not renewed.	$-	$188,000

Advancing term loan with a financial institution of up to $125,000 with interest only payable monthly at prime rate plus 2.0% (5.25% at March 31, 2009), until January, 2009, with principal and interest due at prime rate plus 2.0% amortized ratably over 30 months, due August 31, 2011, and secured by substantially all assets of the company.	$104,703	$125,000

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008. The monthly payments were suspended in October 2008 with resumption anticipated upon significant equity raise.	$237,500	$237,500

As of September 30, 2009, maturities of long-term debt are: $129,696 in 2009 and $200,080 in 2010.

5.	INVESTOR LOANS

In May and June 2008, the Company placed $325,000 in promissory notes with qualified investors. The notes were unsecured and provided for accrued interest of prime plus 2% (5.25% as of June 30, 2009) payable on maturity of September 1, 2009. The notes were converted to debentures in the debenture financing round which closed on July 20, 2009 including $1,280 in accrued interest.

6.	DEFERRED OFFERING COSTS

The Company incurred cash and non-cash expenses in connection with its registration of stock for public sale. Costs associated with the Company’s intended plan to raise additional equity in an institutional PIPE transaction ceased being capitalized in July 2009 when the Company revised its plan and issued convertible secured debentures. Costs of $64,280 associated with the Company’s private placement offering have been netted against equity proceeds. Activity related to deferred offerings costs for the period ended September 30, 2009 are as follows:

Outstanding balance - December 31, 2008	$320,347

Financial advisory services and investor relations	101,656
Travel expenses	1,792
Other	725
Total increase – first quarter 2009	104,173
Less costs associated with private placement offering	-64,280
Deferred equity issuance costs as of July 20, 2009	360,240
Costs associated with debenture draws	-263,582
Outstanding Balance at September 30, 2009	$96,658

7.	EMPLOYEE STOCK PLANS

Certain employees of the Company are participants in a stock bonus plan established in 2003 by the MacroSolve, Inc. Stock Bonus Trust Agreement (the Trust), an entity under common control. Stock allocated to the participants remains in the Trust for the benefit of the Participant until the grant date specified by the Trustees. In the event of termination of employment of the participants, any previously allocated stock reverts back to the Trust. As of September 30, 2009, there are 160,000 shares in the trust with 150,000 shares unallocated. On February 16, 2009, the Trustees granted 10,000 shares which vest on February 16, 2010. Compensation expense for stock awards is recognized ratably over the implicit vesting period from the date of grant and is based upon the market value of the Company’s common stock at the date of grant, adjusted for marketability if applicable. The Company recognized stock based compensation expense related to these awards of $3,276 and $0 for the periods ended September 30, 2009 and 2008, respectively.

A summary of activity under the Employee Stock Plans as of September 30, 2009 and changes during the period then ended is presented below:

	Stock Options		Stock Bonus Plan	Restricted Stock
	Options	Weighted Average Exercise Price	Shares

Outstanding – June 30, 2009	5,788,559	$0.60	10,000	724,393

Exercisable – June 30, 2009	5,525,359	$0.53	-	-

Granted	-	-	-	-

Exercised	-	-	-	-

Forfeited or Expired	-	-	-	-

Outstanding – September 30, 2009	5,788,559	$0.60	10,000	724,393

Exercisable – September 30, 2009	5,531,359	$0.53	-	-

The weighted-average grant-date calculated value of options granted during the period ended September 30, 2009 is not applicable. Options outstanding at September 30, 2009 had an aggregate intrinsic value of $263 and a weighted-average remaining contractual term of 5.0 years. Options that were exercisable at September 30, 2009 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 5.0 years.

A summary of the status of the Company’s nonvested options as of and for the Quarters Ended September 30, 2009, June 30, 2009 and March 31, 2009 is presented below:

	Stock Options
Nonvested Shares	Options	Weighted- Average Grant Date.Calculated Value	Stock Bonus Plan	Restricted Stock

Nonvested - Beginning of Year 2009	77,200	$-	-	140,853

Granted	224,000	$-	10,000	138,610

Vested	(30,123)	$-	-	-

Forfeited	(7,877)	$-	-	(2,118)

Nonvested–Quarter Ended March 31, 2009	263,200	$-	10,000	277,345

Granted	-	$-		-

Vested	-	$-	-	-

Forfeited	-	$-	-	-

Nonvested–Quarter Ended June 30, 2009	263,200	$-	10,000	-

Granted	-	$-		-

Vested	6,000	$-	-	-

Forfeited	-	$-	-	-

Nonvested–Quarter Ended September 30, 2009	257,200	$-	10,000	277,345

As of September 30, 2009, there was $10,407 unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan.

8.	SHAREHOLDERS’ EQUITY

The Company issued 20,128,707 shares of common stock as a result of financing activities in the Third Quarter of 2009 and the associated trigger of a most favored nations clause with the investors in the private placement offering, as follows:

2008 private placement investors adjusted to $0.10 per share	13,041,206
2009 private placement investors adjusted to $0.10 per share	5,600,001
Lead Investor fee of $100,000 paid in shares valued at $0.10 each	1,000,000
Director compensation for investor loans paid in shares valued at $0.10 each	487,500
20,128,707

9.	EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the quarters ended September 30, 2009 and 2008:

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net Loss	($603,005)	($342,842)	($1,472,383)	($775,797)
Numerator for basic and diluted	($603,005)	($342,842)	($1,472,383)	($775,797)

Denominator:
Weighted-average number of common shares outstanding	37,154,776	22,039,993	31,703,908	22,039,993

Basic and diluted loss per share	($0.02)	($0.01)	($0.05)	($0.01)

10.	RELATED PARTY TRANSACTION

During the period ended September 30, 2009, four shareholders made short term operating loans totaling $325,000 and $1,280 in accrued interest were converted to the terms of the Debenture Financing which closed on July 20, 2009.

11.	SUBSEQUENT EVENTS

The Company filed a Form S8 with the Securities and Exchange Commission on October 9, 2009 to register a total of 32,500,000 shares reserved for issuance under the 2009 Stock Compensation Plan and 2,470,000 shares issued as incentive bonuses to certain employees, officers and directors of the Company under the Company’s Stock Bonus Plan.

The Company filed a Form 8K with the Securities and Exchange Commission on October 6, 2009 to report that on September 30, 2009, the State of Oklahoma confirmed the Company’s Second Amended and Restated Certificate of Incorporation to increase the Company’s authorized common stock, par value $0.01 per share, to 200,000,000 shares from 100,000,000 shares. The increase in the authorized common stock was approved by the Company’s Board of Directors and a majority of the Company’s outstanding common stock entitled to vote.

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

In an action by the Board on July 20, 2009 and approved by a majority of the shareholders of the Corporation on July 28, 2009, the Bylaws of the Corporation were amended to increase the capitalization of the Corporation to a total of 210,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.01 per share and 10,000,000 shares of preferred stock with a par value of $0.01 per share.

Effective July 1, 2009, the revolving line of credit with a financial institution was converted to a standard commercial loan with an interest rate of prime plus 2% (7% as of July 1, 2009) with a maturity date of August 31, 2009. The loan was paid in full in August and not renewed.

12.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during Nine Months ended September 30, 2009 and 2008 are:

	2009	2008

Interest	$9,434	$4,359

Income taxes	$-	$-

Noncash activities are as follows for the Nine Months ended September 30, 2009 and 2008 are:

	2009	2008

Stock based compensation	$35,486	$14,176

Stock issued for services	$66,025	$-

Deferred offering costs netted against private
placement proceeds	$55,280	$-

Deferred offering costs netted against debentures	$263,582	$-

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

Our customers rely on us to define, design, develop and support the best combination of technologies in a market that is very dynamic. We assist software and web-based application companies by modifying their software product offerings so that they can be used by a mobile end-user who typically has a Smartphone or a similar cellular device. Many of these customers rely on our technology and marketing expertise. We also serve enterprises that find it difficult to identify a mobile software product which addresses their specific need to streamline operational processes, and do not have the competency in house. Our technology and services capabilities generate a growing base of contract and annuity based revenue. We have two mobile software products. The first software product is ReFormXT™, which helps to minimize mobile application development efforts. This product has yet to contribute significant revenues to MacroSolve; however, it is expected to gain momentum as more App stores come on line. The second software product is digiTicket™, which is an electronic citation application marketed to law enforcement agencies. Significant marketing efforts for digiTicket™ are underway in the third quarter of 2009 when new fiscal years begin for many potential customers.

Plan of Operation

Positioned as an experienced provider of mobile solutions, we will continue to market our products and services to enterprises and government seeking process operational efficiencies while also marketing our expertise and relationships to technology companies who wish to apply mobile solutions to enhance their current software products. We will take advantage of our long standing relationships with wireless carriers, mobile hardware manufacturers and related applications companies and jointly market to each customer segment. Within these customer engagements we seek longer term projects with promising passive revenues and long term license fees.

Our near term focus will be on the expansion of marketing and sales efforts which will increase the number of revenue streams, especially those with more passive recurring revenue, with two high ROI software products. We completed the development of ReForm XT in December 2008 and have seen early momentum as the smartphone and appstore markets have created more and lower cost distribution. The Company’s digiTicket™ product, a mobile electronic citation solution, is currently in use with police departments in Oklahoma. Significant marketing efforts for this product are continuing in the fourth quarter of 2009 in the states of Oklahoma, Arkansas, Missouri and Kansas. digiTicket™ is expected to contribute up to 31% of the 2009 annual revenues. Both products have received significant interest from synergistic resellers across the country, minimizing the need for an extensive network of direct sales resources in the near future.

We continuously monitor industry trends and adjust projections about the direction of the business in anticipation of the continuous change in client requirements as the mobile industry evolves. We believe that our current direction is one that will bring profits, however our ability to maximize sales volume in the short term is limited without additional capital. There is no expected purchase or sale of capitalized assets, significant equipment or intellectual property in the next twelve months.

Results of Operations

Quarter Ended September 30, 2009 compared to Quarter Ended September 30, 2008 (all references are to the Quarter Ended September 30)

Total Net Sales: Total Net Sales decreased $272,000 or 51% to $263,000 in the third quarter ended September 30, 2009 from $535,000 for the same period in 2008. Sources of revenue were derived from our services business, hardware sales and software licensing. Services revenue represented the majority of Total Net Sales, with a decrease of $329,000 for the third quarter of 2009 to $191,000 from $519,000 in the third quarter of 2008. This was primarily due to a reduction in work under contract in the third quarter of 2009. Hardware sales to third parties and in support of our services activities for the third quarter of 2009 were $65,000, up $58,000 or 933% from $6,000 for the same period in 2008. The Company’s digiTicket™ electronic citation product became available in March 2009 and the associated hardware revenues comprised $62,000 or 96% of the third quarter 2009 hardware revenue. Software licensing sales decreased $2,000 or 21% for the period to $7,000 from $9,000 for the same period in 2008. Software revenues from digiTicket were $1,300 in the third quarter of 2009 and there is $23,000 in deferred software revenues associated with digiTicket at the quarter ending September 30, 2009.

Cost of Sales and Gross Profit: Cost of Sales for the third quarter of 2009 decreased $121,000 or 43%, in line with the lower level of revenues from $283,000 in 2008 to $162,000 in 2009. The majority of this decrease was associated with workforce reductions and reassignments of resources to product development. The resultant Gross Profit for the third quarter of 2009 of $101,000 was down $151,000 or 60% under the Gross Profit for the same period in 2008 of $252,000. The digiTicket hardware sales are not contributing significantly to profit margins as the initial customers are allowed substantial price incentives in exchange for serving as reference accounts. This low margin trend is expected to continue through the fourth quarter of 2009.

Operating, Selling, General and Administrative Expenses: Operating, selling, general and administrative expenses decreased by $14,000, or 3% in the third quarter of 2009 to $499,000 from $512,000 in 2008. This decrease reflects cost savings from workforce adjustments in 2009 which were significantly offset by increase of $62,000 in selling and marketing expenses associated with ReFormXT and digiTicket product lines.

Loss from Operations: Loss from operations for the third quarter of 2009 was $398,000, an increase of $138,000 or 53% from the loss from operations in 2008 of $260,000 as a result of the aforementioned decrease in gross profit.

Other Income and Expense: Total other expense of $205,000 in 2009 represented an increase of 149% or $123,000 from $82,000 in 2008 as a result of higher stock based compensation. The Company has historically issued incentive stock options to its employees for compensation and recorded stock based compensation following a Black-Scholes valuation method. The Company will begin issuing registered shares of common stock for compensation in the fourth quarter of 2009 for compensation liability incurred since the second quarter of 2009. In anticipation of these issuances, during the third quarter of 2009 the Company reversed $29,000 in second quarter 2009 stock based compensation for options and recognized $95,000 as the amount of unpaid second quarter compensation. In addition, the Company recognized $90,000 as the amount of unpaid third quarter compensation. The Company intends to grant restricted stock awards to employees during the fourth quarter which will vest six months after issuance and which have a substantial risk of forfeiture. The second and third quarter compensation liability amounts will be adjusted to the fair market value of these awards when issued. Other third quarter 2009 stock compensation was comprised of $5,700 for the value of warrants issued to employees and directors in a number matching outstanding options, $16,000 for the value of Directors’ third quarter 2009 compensation to be paid in stock and $6,400 for the value of Directors’ annual stock options.

Net Loss: Net loss of $603,000 for the third quarter of 2009 was $260,000 or 76% higher than the net loss of $343,000 for the same period in 2008 as the higher stock based compensation, including a net correction of $66,000 to the second quarter, higher product marketing expenses and amortization expense, combined with the decrease in gross profit associated with the lower revenue achieved in the period.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008 (all references are to the Nine Months Ended September 30)

Total Net Sales: Total Net Sales decreased $1,487,000 or 184% to $809,000 in the nine months ended September 30, 2009 from $2,297,000, for the same period in 2008. Sources of revenue were derived from our services business, hardware sales and software licensing. Services revenue represented the majority of Total Net Sales, with a decrease of $1,568,000 for the first nine months of 2009 to $665,000 from $2,233,000 in the first nine months of 2008. This was primarily due to a reduction in work under contract in the three quarters of 2009. Hardware sales to third parties and in support of our services activities for the first nine months of 2009 were $123,000, up $88,000 or 72% from $35,000 in 2008. Software licensing sales decreased $8,000 or 37% for the period to $21,000 from $29,000 in for the same period in 2008. In 2008 and preceding years, the Company was primarily focused on selling professional services. In 2009 the Company has focused on product development and has brought two products to market: ReFormXT and digiTicket. This transition is reflected in the reduced net sales for the first three quarters of 2009 compared to the same period of 2008.

Cost of Sales and Gross Profit: Cost of Sales for the nine months ended September 30, 2009 decreased $894,000 or 196%, in line with the lower level of revenues from $1,351,000 in 2008 to $457,000 in 2009. The majority of this decrease was associated with workforce reductions and reassignments of resources to product development. The resultant Gross Profit for the first nine months of 2009 of $352,000 was down $594,000 or 169% under the Gross Profit for the same period in 2008 of $946,000.

Operating, Selling, General and Administrative Expenses: Operating, selling, general and administrative expenses decreased by $47,000, or 3% in the nine months ended September 30, 2009 to $1,553,000 from $1,600,000 in 2008. This increase reflects $145,000 in amortization expense on the ReFormXT™ product which was still in development in 2008 offset by a $57,000 reduction in commission expense in 2009 corresponding to the reduction in net sales.

Loss from Operations: Loss from operations for the first three quarters of 2009 was $1,202,000, an increase of $547,000 or 46% from the loss from operations for the same period in 2008 of $655,000 as a result of the aforementioned decrease in gross profit and increases in sales and marketing expenses.

Other Income and Expense: Total other expense of $271,000 for the nine months ended September 30, 2009 represented an increase of 55% or $150,000 from $121,000 for the same period in 2008 as a result of higher stock based compensation related to the salary differential incentive options and restricted stock awards to be granted in the first nine months of 2009 to employees and related to first nine month 2009 board of director compensation paid in options and restricted stock.

Net Loss: Net loss of $1,472,000 for the nine months ended September 30, 2009 was $697,000 or 47% higher than the net loss of $776,000 for the same period in 2008 as the amortization expense and stock based compensation combined with the decrease in gross profit associated with the lower revenue achieved in the period.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and proceeds from issuance of debentures and investments of equity by qualified investors.

In the first nine months of 2009, the Company raised an additional $120,123 in equity through the exercise of options and warrants by existing shareholders and employees. The Company also raised an additional $600,000 during the first half of 2009 in equity though sale of restricted stock in a Private Placement. Two million dollars in total was closed under the offering. On July 20, 2009 the Company entered into a Securities Purchase Agreement with a group of private investors committing to purchase Floating Rate Convertible Subordinated Debentures in the amount of $2,326,280 between July 2009 and June 2010. The new financing round and cash generated from current operations are expected to provide adequate capital to fund the Company’s operations through September 2010.

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

The Company repaid its working capital line of credit with its primary financial institution lender with proceeds of the debenture financing which was executed on July 20, 2009 and did not renew the line of credit when it expired.

As a development stage company that began operations in 1997, the Company has incurred $7,838,838 in cumulative total losses from inception through September 30, 2009. The Company’s independent registered public accounting firm’s audit report for the year ended December 31, 2008 included in the Company’s Form 10-K a qualified opinion and an explanatory paragraph regarding the Company’s ability to continue as a going concern.

As of September, 2009, the Company had total current assets of $531,660 and total current liabilities of $588,835, resulting in a working capital deficit of $57,175. As of September 30, 2009, the Company had cash and cash equivalents of $441,784. As of September 30, 2009, the Company has $965,926 available financing from the private debenture investors who had invested $1,360,354 as of that date. This liquidity, together with funds available from the debenture financing, is expected to provide adequate capital to fund the Company’s operations.

The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to create and market innovative products and services and sustain adequate working capital to finance its operations.

Sources and Uses of Cash

	Nine Months Ended Sept 30,
(In thousands)	2009	2008
Cash flow data:
Net cash (used in) operating activities	$(902)	$(510)
Net cash (used in) investing activities	(528)	(303)
Net cash provided by financing activities	1,771	810
Net increase (decrease) in cash and cash equivalents	341	(3)
Cash and cash equivalents, beginning of period	101	26
Cash and cash equivalents, end of period	$442	$23

Operating Activities

Net cash used in operating activities for the Nine Months ended September 30, 2009 was $902,000 an increase of $393,000 from the same period in 2008 reflecting the higher net operating loss for the first nine months of 2009, net of the increased amortization of ReFormXT™ and accrued compensation to be paid in restricted stock awards.

Investing Activities

Cash used in investing activities for the Nine Months ended September 30, 2009 was $528,000, up $225,000 from the same period in 2008 represented principally in both periods by costs associated with the development of the Company’s new product lines, including digiTicket™, an iPhone application for ReFormXT, and a prototype community website which will serve as a mobility community of interest network for businesses with modest or no I.T. staff and provide a platform to promote our customer’s products and those of the Company.

Financing Activities

Net cash provided by financing activities for the Nine Months ended September 30, 2009 was $1,771,000 as compared with $810,000 for the same period last year, an increase of $961,000. Cash provided by financing activities in 2009 was primarily from $600,000 in equity raised during the first half of 2009 though sale of restricted stock in a Private Placement, $994,000 new financing received from the sale of debentures and $326,000 in short term loans which were converted to debentures.

The Company suspended $12,500 per month repayment of its note with the State of Oklahoma Technology Business Finance Program in October 2008. The repayments will commence when the Company has raised sufficient additional equity through sale of its stock to investors to fund its growth requirements.

As of September 30, 2009, the Company had cash and cash equivalents in the amount of $441,000 as compared with $23,000 at September 30, 2008.

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

At the quarter ending September 30, 2009 and at fiscal year ending December 31, 2008, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

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

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were incurred during the periods ended September 30, 2009 and 2008.

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

Effect of Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. We have adopted the new disclosure requirements in our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T. Controls and Procedures.

N/A

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

The below shares of common stock were sold or issued to accredited investors in the first nine months of 2009 pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto. No general solicitation or advertising was used to market the securities:

During the first and second quarter of 2009, we issued 400,000 shares of common stock for cash at a price of $1.50 per share and received $600,000.

During the first quarter of 2009, we issued 282,360 shares upon the exercise of warrants by a qualified investor and 200 shares upon the exercise of options by employees and received $120,123.

We issued 18,641,207 shares to 2008 and 2009 private placement investors as a result of the debenture financing which occurred in July 2009. The investors originally paid $1.50 per share for their stock and their investment was repriced to $0.10 per share matching the price offered to the investors in the debentures. We issued 1,000,000 shares valued at $10,000 to the lead investor in this debenture financing.

During the third quarter of 2009, we issued 487,500 shares valued at $4,875 to three directors who provided short term operating loans to the Company in May and June 2009.

We issued 804,402 shares of common stock for professional services with a value of $90,024.

All funds raised in these issuances was used to fund our operations. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

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

The Company issued approximately $1,321,000 of Convertible Debentures between July 20 and September 30, 2009. Approximately $326,000 were from the conversion of short term operating loans and the remaining $995,000 in new funds. The remaining Convertible Debentures will be issued on a monthly schedule from October 2009 and September 2010, dependent upon the Company meeting certain milestones.

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

MACROSOLVE, INC.

Date: November 19, 2009	By:	/s/ Clint Parr
Clint Parr
Chief Executive Officer

Date: November 19, 2009	By:	/s/ Kendall Carpenter
Kendall Carpenter
Chief Financial Officer