Form 10-K
period 2009-12-31
MACROSOLVE INC
filed 2010-03-30
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-51430

MACROSOLVE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Oklahoma	73-1518725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1717 South Boulder Ave. Suite 700
Tulsa, OK  74119
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                                                                  Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a Small reporting company)                                                     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Registrant’s common stock as reported on the OTC Bulletin Board on June 30, 2009 was $4,646,287.

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of March 4, 2010 was 59,065,974.

Documents Incorporated by Reference: None.

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

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as mobile solutions for businesses. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	competition in the market for mobile computing products and services;
●	consolidation in the wireless industry;
●	long sales cycles;
●	failure to maintain existing relationships or enter into new relationships with OEM and business development organizations;
●	our ability to develop brand awareness and industry reputation;
●	our ability to adapt to rapid evolution in technology and industry standards;
●	our ability to attract and retain management and skilled personnel;
●	our growth strategies;
●	anticipated trends in our business;
●	our future results of operations;
●	our lack of profitable operations in recent periods;
●	our ability to make or integrate acquisitions;
●	our liquidity and ability to finance our development activities;
●	our ability to successfully and economically develop new products;
●	market conditions in the mobile solutions for business industry;
●	the timing, cost and procedure for acquisitions;
●	the impact of government regulation;
●	estimates regarding future net revenues from capitalized development costs and the present value thereof;
●	planned capital expenditures (including the amount and nature thereof);
●	our marketing strategies and efforts;
●	emerging viable and sustainable markets for wireless and mobile computing services;
●	significant errors or security flaws in our products and services;
●	insufficient protection for our intellectual property;
●	claims of infringement on third party intellectual property;
●	pricing pressures in the mobile software and technology market
●	our financial position, business strategy and other plans and objectives for future operations;
●	the possibility that our acquisitions may involve unexpected costs;
●	system failures, operational delays, interruption of service to customers;
●	economic conditions in the U.S. and worldwide;

●	access to significant additional capital to implement growth plans; and
●	the ability of our management team to execute its plans to meet its goals

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

Overview

We are a technology and services company that develops mobile solutions for businesses and government. A mobile solution is typically the combination of mobile handheld devices, wireless connectivity, and software that streamlines business operations resulting in improved efficiencies and cost savings. We are development and marketing partners with the major mobile device manufacturers, wireless carriers and many software providers.

Traditionally, our customers rely on us to define, design, develop and support the best combinations of technologies in a market that is very technologically dynamic. We assist software and web-based application companies by modifying their software product offerings so that they can be used by a mobile end-user who typically has a Smartphone or a similar cellular device. Many of these customers rely on our technology and marketing expertise. We also serve enterprises that find it difficult to identify a mobile software product which addresses their specific need to streamline operational processes, and do not have the competency in house.

Our latest technology and services capabilities generate a growing base of intellectual property, contract and an increasing amount of annuity based revenue. In 2009, we began investing in products which are being distributed through the leading mobile application stores.  These products include ReFormXT™, which helps to minimize mobile application development effort, and DineInsight™, which uses ReFormXT technology for mobile target marketing, promotions and branding for the restaurant industry.  DigiTicket, a mobile software platform for issuing electronic citations by law enforcement entities, was also launched and marketed through direct and channel sales methods.

The Company is developing several other mobile software products using ReFormXT technology which may not contribute significant revenues in 2010. ReForm XT was launched in December 2008. DineInsight was launched in December 2009. Neither DineInsight nor DigiTicket has yet to contribute significant revenues to MacroSolve. The Company invested $80,897 and $150,550 in ReFormXT and ReFormXT iPhone capitalized development costs for the years ended December 31, 2009 and 2008, respectively, $28,999 in DineInsight capitalized development costs in 2009, and $345,116 and $32,353 in DigiTicket capitalized development costs in 2009 and 2008, respectively.

On February 12, 2010, MacroSolve, Inc. entered into and closed an Asset Sales Agreement with Saltus Technologies, LLC to sell the Company’s assets related to the digiTICKET™ electronic ticketing product.  Pursuant to the agreement, the Company will receive $450,000 in cash.  $400,000 in cash was received by the Company upon closing of the transaction and the Company will receive an additional $50,000 in cash over a period of six months for product transfer support services.  The net proceeds are being used to further the development and marketing of the Powered by ReForm products.

After incorporating in 1997, the Company originally served business customers in the manufacturing industry.  Most of the professional services engagements included systems integration and customization.  Its largest customer was Titan Tire and Wheel, the largest tractor tire and wheel manufacturer in the U.S., which relied on the Company to streamline paper intensive business processes with distributed applications on the manufacturing floor.  This discipline gave the Company experience in mobile computing with rugged handheld devices in an era where bar-coding inventory and using handheld scanners for data entry was in its infancy.

Since 2006 through the present, the Company has focused efforts on expanding and broadening industry relationships which could augment development and marketing advantages for its services business.  To this end, the Company is in a wide range of agreements and relationships with Apple, Verizon, AT&T, Sprint, Palm, RIM, Intermec, Psion Teklogix, Symbol/Motorola, WBS, ScanSource and other North American mobile industry leaders.

Currently the Company has ongoing projects across the United States and Canada and operates three websites including ‘www.goanyware.com’, ‘www.macrosolve.com’ and the industry thought leading blog ‘www.mobilebizbuzz.com’.

Our Products and Services

Our mobile solutions services business currently represents a significant source of revenue for the Company.  Working with our mobile partners, our professional services team provides solution management, product development, project management, quality assurance and support services to address the needs of a client base seeking to use mobility to improve their process efficiencies and modify software applications so that they can be used in a mobile environment.

Our primary software product is ReFormXT™, a web-based mobile application builder.  ReFormXT™ simplifies the process of converting paper forms to a digital form that can be utilized on most Smartphones available in the United States.  A web-based interface allows a non-technical user to create and dispatch forms to users and easily manage data input from the field.  The components of the platform are also utilized as mobile application development tools, thus saving time and money for customers needing more customized solutions.  ReFormXT became commercially available in December 2008.  Recent customers are using ReForm in field service activities and personal service appointment setting activities. ReForm has contributed less than five percent of annual revenues since initial inception.

Mobile software products using ReFormXT technology are sold directly through MacroSolve’s Anyware Mobile Solutions division and will soon be available through a select number of resellers.

Intellectual Property

The Corporation reviews each of its intellectual properties and makes a determination as to the best means to protect such property, by trademark, by copyright, by patent, by trade secret, or otherwise. The Corporation believes that it has taken appropriate steps to protect its intellectual properties, depending on its evaluation of the factors unique to each such property, but cannot guarantee that this is the case. United States and foreign patents applications regarding ReForm™ were applied for in 2003 and the applications are pending before the United States Patent and Trademark Office at the date of this document.  The Corporation views the office actions of the United States Patent and Trademark Office as being positive but there is no guarantee that a patent will be issued.

The corporation has intellectual property that relates to extending applications to multiple handsets operating on multiple wireless networks which it handles as a trade secret and which it considers to be valuable.

Recent Product and/or Market Developments:

Additional software products powered by ReFormXT are in various stages of development. A marketing, promotion and branding product called DineInsight entered beta testing in the Fourth Quarter of 2009. DineInsight, powered by ReFormXT, is a mobile application for the restaurant industry which collects market intelligence and contact information directly from the customer. The Company is continuing to prove the concept and enhance the offering by working closely with its initial customer base. DineInsight, and a companion product called ClubInsight, has been deployed to five initial customers with five additional customers expected during the First Quarter of 2010. DineInsight and ClubInsight are expected to contribute less than 20% of the 2010 annual revenues.

United States Industry Overview

In a December 2009 report, IDC, an independent market intelligence firm, predicts 2010 will be a watershed year in the ascension of mobile devices as strategic platforms for commercial and enterprise developers. The business markets no longer view mobile devices as being subservient to PCs, but instead as primary client platforms for developers and users alike. In fact, they’ve already have eclipsed, or will soon eclipse, PCs in several strategic dimensions of adoption (e.g., number of devices accessing the Internet, number of developers, number of applications, number of users). So it’s not surprising that global marketing research and consulting firm Compass Intelligence’s latest mobile application sturdy reports that $7.66 Billion will be spent by US businesses in 2010 – jumping to $18.7 Billion by 2014.  Over half that amount, or $9.9 Billion, will be spent by small and medium business alone.  While mobile applications like email, contact management, GPS and collaboration are ubiquitous, the increase of true business-focused applications has allowed organizations of all sizes to mobilize internal and external process, enabling faster grower, higher revenues, and lower costs.

Market Opportunity

MacroSolve has been marketing mobile solutions in cooperation with the leading mobile technology vendors nationwide for over six years while assisting applications companies with mobile offerings for five years.  In our research and experience, we are seeing the advancement of mobile technology as an operational tool in businesses.  Many businesses have adopted mobile devices with mobile email and are more active in exploring the utilization of the technology to streamline business processes with mobile data and video solutions.

This market is growing as new Smartphone and rugged devices are reaching the market, giving end users and enterprises more computing power and flexibility beyond a cell phone or laptop.  The growing number of ‘appstores’ and their familiarity to consumers of all types has greatly minimized application distribution challenges. Large enterprises have the technical and financial resources to purchase substantial mobile application platforms.  These customers are well served by the leading wireless carriers, mobile hardware manufacturers and application developers.

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

Finally, wireless carriers and mobile hardware companies are looking for more niche applications and are opening their platforms in order to increase the value of their products and services.  All of these developments create demand for MacroSolve to bring business customers and technology suppliers together in a ubiquitous e-marketplace

Strategy

Operating Strategies

The Company is structured in three operating divisions.  Reform XT maintains a dedicated staff of sales, product development and support.  A services division manages large custom projects which are on the leading edge of technological capabilities.  The third, a strategic product development and marketing group, is engaged with industry leaders on developing next generation solutions.

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

Our e-Marketplace Growth Strategy is centered on the aggregation of all mobile software, hardware, accessories and services in cooperation with our partners, and marketing those using new web-based methods.

Our Product Growth Strategy will expand the Company’s portfolio of vertical solutions by introducing market specific apps, powered by ReForm XT.  This expansion will be accelerated and expanded by the inclusion of market resellers and private label service providers across North America.  Our Services division will continue to develop leading edge technologies which may develop into new products in the future.

Employees

The Company has twenty-two (22) full-time employees. Seven employees who comprise the DigiTicket product team are leased to Saltus Technologies LLC as part of a transition services arrangement at least through August 2010.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Subsequent Events

On February 12, 2010, MacroSolve, Inc. entered into and closed an Asset Sales Agreement with Saltus Technologies, LLC to sell the Company’s assets related to the digiTICKET™ electronic ticketing product.  Pursuant to the agreement, the Company will receive $450,000 in cash.  $400,000 in cash was received by the Company upon closing of the transaction and the Company will receive an additional $50,000 in cash over a period of six months for product transfer support services.  The net proceeds are being used to further the development and marketing of the Powered by ReForm products.

Eric Fultz, Vice President of Operations, resigned as an officer of the Company in connection with the sale to Saltus Technologies, LLC.  Mr. Fultz is still employed by the Company as part of the DigiTicket team which is being leased to Saltus until at least August 2010 during a transition period.

Subsequent to December 31, 2009, the Company has received an additional $283,880 from Debenture investors. The net proceeds of were used as working capital and for general corporate purposes. The investors received 2,838,800 warrants related to their 2010 investment. Debenture investors also received a total of 852,442 shares of restricted common stock in satisfaction of $28,983 in interest accrued during the fourth quarter of 2009.

The Company issued 7,751,911 compensation shares to employees for services rendered between the second and fourth quarters of 2009. An additional 1,000,000 shares were earned by employees in a stock bonus plan. These shares have a three year vesting period and will be issued during the first half of 2010.

The Company issued 100,000 shares of common stock to each of its four outside directors for services rendered during the fourth quarter of 2009.

The Company issued 439,531 compensation shares to vendors for services rendered during the fourth quarter of 2009.

Customers

For the year ended December 31, 2009, MacroSolve was dependent upon a single customer, Navigation Solutions of Plano, Texas, who constituted more than ten percent of the overall revenues.

Competition

Our market contains few substantial barriers to entry. We believe we will face additional competition from existing competitors and new market entrants in the future.  We are subject to current and potential competition with respect to our business process professional services from Accenture, IBM Global Services, Google, Apple and Microsoft, among others.  In addition, we are subject to current and potential competition with respect to our software products and professional services from Flowfinity, iAnywhere, Formotus, Pendragon, and Mobile Frame, among others.

Government Regulation

Our principal products and services do not require any government approval.  We do not anticipate that existing or probable governmental regulations, including environmental laws, will have any effect on our business.

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

 Our market contains few substantial barriers to entry. We believe we will face additional competition from existing competitors and new market entrants in the future.  We are subject to current and potential competition with respect to our business process professional services from Accenture, IBM Global Services, Google, Apple and Microsoft, among others.  In addition, we are subject to current and potential competition with respect to our software products and professional services from Flowfinity, iAnywhere, Formotus, Pendragon, and Mobile Frame, among others.

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

The sales cycle process with mobile carriers could be long, making it difficult to predict the quarter in which we may recognize revenue from a sale, if at all. The general length of the sales cycle increases our costs and may cause license revenue and other operating results to vary significantly from period to period. Our products or services often are part of significant strategic decisions by our customers regarding their information systems. Accordingly, the decision to license our products or use our services typically requires significant pre-purchase evaluation. We spend substantial time providing information to prospective customers regarding the use and benefits of our products and services. During this evaluation period, we may expend significant funds in sales and marketing efforts. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may be adversely affected.

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

Our revenue from technology licensing depends, in large part, on our ability to develop and maintain relationships with OEMs and business development organizations that help distribute our products and promote our services. We depend on these relationships to:

●	distribute our products to purchasers of mobile devices;
●	increase the use of our services;
●	build brand awareness through product marketing; and
●	market our products and services cooperatively.

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

The market for our products and services is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. Our future success will depend to a substantial degree on our ability to offer products and services that adapt to these changing markets, incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Our rapidly evolving market makes it more likely that:

●	our technology or products may become obsolete upon the introduction of alternative technologies;
●
we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies or service offerings of other companies; and

●
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

The use of wireless and other mobile computing devices for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has begun to develop only in recent years. Our success will depend in large part on continued growth in the use of wireless and other mobile computing devices, including handheld computers, smart phones, pagers and other mobile devices. In addition, our markets face critical unresolved issues concerning the commercial use of wireless and other mobile computing devices, including security, reliability, cost, ease of access and use, quality of service, regulatory initiatives and necessary increases in bandwidth availability. Demand for, and market acceptance of, wireless and other mobile computing devices which require our products and services are subject to a high level of uncertainty and are dependent on a number of factors, including:

●	growth in sales of handheld devices, smart phones and other mobile computing devices and growth in wireless network capabilities to match end-user demand and requirements;
●	emergence of a viable and sustainable market for wireless and mobile computing services;
●	our product and services differentiation and quality;
●	the development of technologies that facilitate interactive communication between organizations;
●	our distribution and pricing strategies as compared with those of our competitors;
●	the growth in access to, and market acceptance of, new interactive technologies;
●	the effectiveness of our marketing strategy and efforts;
●	our industry reputation; and
●	general industry and economic conditions such as slowdowns in the computer or software markets or the economy in general.

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

The IT industry and the market for our products and services are becoming increasingly competitive due to a variety of factors. There is also a growing trend toward consolidation in the software industry. Continued consolidation within the software industry could create opportunities for larger software companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. Continued consolidation activity could pose a significant competitive disadvantage to us.

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

Our capital requirements in connection with our ecommerce development activities and transition to commercial operations have been and will continue to be significant. We will require additional funds to develop direct Internet sales of products and services.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  There is no assurance additional funds will be available from any source; or, if available, such funds may not be on terms acceptable to the Company.  In either of the aforementioned situations, the Company may not be able to fully implement its growth plans. Moreover, we will not receive any proceeds from the sale of stock by our selling stockholders, and thus this offering will not affect our ability to meet capital requirements.

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

Our common stock has been quoted on the OTC Bulletin Board under the symbol “MCVE” since August 15, 2008. There is a limited trading market for our common stock. Furthermore, the trading in our common stock maybe highly volatile, as for example, approximately all trading days from January 1, 2009 through December 31, 2009 saw trading in our stock of less than 13,000 shares per day. During that same period, the smallest number of shares trade in one day was zero and the largest number of shares traded in one day was 731,800. Out of the 253 trading days in 2009, zero shares traded on 138 days. On the 115 days that trading occurred, 52 days traded 5,000 shares or less. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The price of our Common Stock may be volatile.

The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control. Some of these factors are:

●	our results of operations and the performance of our competitors;
●	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;
●	changes in earnings estimates or recommendations by research analysts who follow, or may follow, us or other companies in our industry;
●	changes in general economic conditions;
●	changes in market prices for oil and gas;
●	actions of our historical equity investors, including sales of common stock by our directors and executive officers;
●	actions by institutional investors trading in our stock;
●	disruption of our operations;
●	any major change in our management team;
●	other developments affecting us, our industry or our competitors; and
●	U.S. and international economic, legal and regulatory factors unrelated to our performance.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

As a public company, we need to comply with laws, regulations and requirements, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 and related regulations of the SEC. Complying with these statutes, regulations and requirements occupies a significant amount of the time of our board of directors and management. We are or may be required to:

●	institute a comprehensive compliance function;
●	establish internal policies, such as those relating to disclosure controls and procedures and insider trading;
●
design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	prepare and distribute periodic reports in compliance with our obligations under the federal securities laws;
●	involve and retain outside counsel and accountants in the above activities; and
●	establish an investor relations function.

In addition, rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants. The requirement of an annual assessment of our internal control over financial reporting and the attestation of the assessment by our independent registered public accountants, as the rules now stand, have been postponed and will not first apply to our annual report for fiscal year ending December 31, 2009 as originally disclosed. In the future, our ability to continue to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired, and we may be subject to sanctions or investigation by regulatory authorities. In addition, failure to comply with Section 404 or a report of a material weakness may cause investors to lose confidence in us and may have a material adverse effect on our stock price.

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

The purpose of registering our stock for public sale was part of a plan to raise capital from institutional investors in a PIPE transaction. Due to the unusually economic climate in the United States in the third and fourth quarters of 2008 through the present time, we have not finalized terms with an institutional investor.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company currently leases office space at 1717 South Boulder, Tulsa, Oklahoma 74119 starting on September 1, 2008, pursuant to a 60 month lease which provides for rent at $11,869.06 per month for months 1-30 and $12,285.52 for months 31-60.

Item 3.  Legal Proceedings.

None.

Item 4.  [REMOVED AND RESERVED]

PART II

Item 5.   Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol MCVE since August 15, 2008.

The following sets forth the range of the closing bid prices for our common stock for the quarters in the period starting September 30, 2008 through December 31, 2009. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, markdowns or commissions. Such prices were determined from information provided by a majority of the market makers for the Company’s common stock.

	High Close	Low Close

Period from August 15, 2008 to December 31, 2008
September 30, 2008	2.75	2.00
December 31, 2008	2.15	2.01
Year Ended December 31, 2009
March 31, 2009	2.01	.06
June 30, 2009	.51	.10
September 30, 2009	.23	.01
December 31, 2009	.06	.03

Holders

As of March 4, 2009, there were approximately 90 stockholders of record of the Company’s Common Stock.

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

N/A

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

Business Overview

For this information please see Part 1, Item 1 “Business.”

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 (all references are to fiscal years).

Total Net Sales: Total Net Sales decreased $1,746,000 or 65% to $952,000 in 2009 from $2,698,000 for 2008. Sources of revenues were derived from our services business, hardware sales and software licensing. Services revenues represented the majority of the annual decrease declining $1,782,000 in 2009 from $2,599,000 in 2008 to $817,000 in 2009 as the Company became more product focused, concentrating resources on bringing DigiTicket and DineInsight to market as well as further enhancements to the community website project and ReFormXT for iPhone. Hardware sales to third parties and in support of our services activities increased $41,000 in 2009 to $101,000 from $60,000 in 2008. Software licensing sales decreased $6,000 in 2009 to $33,000 from $39,000 in 2008. More software revenue was invoiced and collected in 2009 than in 2008 as the unearned software revenue portion of Unearned Income increased $32,000 to $37,000 in 2009 from $5,000 in 2008.

Cost of Sales and Gross Profit:  Cost of Sales for 2009 of $530,000 decreased $1,002,000 in relation to the lower level of revenues, or 64% from the $1,532,000 in 2008. The majority of this decrease was represented by reduction in staffing in delivery of the services revenue and focus of remaining resources on new product development and product enhancements. The resultant Gross Profit for 2009 of $422,000 was $744,000 lower than the Gross Profit for 2008 of $1,166,000.

Operating, Selling, General and Administrative Expenses: Operating, selling, general and administrative expenses increased by 81,000, or 4% in 2009 to $2,162,000 from $2,081,000 in 2008. This modest increase reflects both increases in costs associated new product marketing and first year amortization of ReFormXT offset by staffing reductions related to decrease in the services business.

Loss from Operations: Loss from operations for 2009 of $1,740,000 was up $826,000 or 47% from the loss from operations in 2008 of $914,000 as a result of the decrease in gross profit and first year amortization of ReFormXT offset by management’s control of operating, selling, general and administrative expenses.

Other Income and Expense: Total other expenses of $109,000 in 2009 were $26,000 less than the total of $135,000 in 2008.  This decrease is primarily due to a decrease in stock based compensation. Stock-based compensation expense, within other expenses, was $51,000 for the year ended December 31, 2009 as compared to $80,000 for the year ended December 31, 2008, a decrease of $29,000. All stock compensation was calculated at fair market value and other required inputs at the date of options grants in accordance with SFAS 123(R).

Net Loss: Net Loss of $1,850,000 in 2009 was $800,000 or 76% greater than the net loss in 2008 of 1,050,000 as a result of the overall decline in the services business, first year amortization of ReFormXT, additional costs related to being a public company and investments in new product marketing campaigns.

There was no provision for income taxes for the fiscal years ended 2009 and 2008 due to a valuation allowance of $2.4 million recorded for the years ended December 31, 2009 and 2008, respectively on the total tax provision as we believed that it is more likely than not that the asset will not be utilized during the next year.

Liquidity and Capital Resources

Our primary sources of cash in 2009 were from financing and equity transactions. Proceeds from private placement equity fund raising and placement of convertible secured debentures were offset by cash used in operating and investing activities for our products. Operating cash flow fluctuations were substantially driven by a general decline in the business environment which began in the latter part of 2008 and continued through 2009. See below for additional discussion and analysis of cash flow.

	Years Ended Dec 31,
	2009	2008

Cash flows (used in) operating activities	$(1,363,764)	$(825,177)
Cash flows (used in) investing activities	(731,978)	(479,728)
Cash flows provided by financing activities	2,045,465	1,380,634

Net (decrease) increase in cash and cash equivalents	$(50,277)	$75,729

Operating Activities:

Net cash outflow from operating activities during the year ended December 31, 2009 was $1,363,000 which was an increase in use of cash of $538,000 from $825,000 net cash outflow from operating activities during the year ended December 31, 2008. This increase was primarily due to operating expenses and the Company’s net loss related to implementing the Company’s growth plan, new product marketing costs, administrative costs related to public company expenses, investor relations costs and other professional fees.

Net cash outflow from operating activities during the year ended December 31, 2008 was $825,000 which was an increase in use of cash of $114,000 from $711,000 net cash outflow during the year ended December 31, 2007. This increase was primarily due to operating expenses related to implementing the Company’s growth plan, administrative costs related to public company expenses, investor relations costs and other professional fees, and a decrease in receivables offset by a decrease in unearned income associated with a large project that was prebilled per the contract at the end of December, 2007.

Investing Activities:

Net cash used in investing activities during the year ended December 31, 2009 was $732,000, which was an increase of $252,000 from $480,000 net cash used in investing activities during the year ended December 31, 2008. The increase is primarily due to increased investment in capitalized software development costs.

Net cash used in investing activities during the year ended December 31, 2008 was $480,000, which was an increase of $321,000 from $249,000 net cash used in investing activities during the year ended December 31, 2007. The increase is primarily due to increased investment in capitalized software development costs.

Financing Activities;

Net cash provided by financing activities increased by $664,000 during the year ended December 31, 2009 to $2,045,000 as compared to $1,380,000 during the year ended December 31, 2008 due to $600,000 in proceeds from convertible loans from qualified investors which converted to common stock in 2009. The loans which totaled were converted under a December 30, 2008 private placement offering which is offering 400,000 shares of common stock at a price of $1.50 per 1 share of common stock, $0.01 par value, and one Warrant to purchase an identical number of shares at a purchase price of $2.25. The Warrants have a three year life. The net proceeds of the offering were used to accelerate the Company’s growth plan and for general corporate purposes of the Company. As a result the Company entering into Securities Purchase Agreements in July 2009, the Most Favored Nations clause of the Private Placement offering of December 30, 2008 as amended April 13, 2009 was triggered. In a Board action dated July 28, 2009, 18,641,207 additional shares of common stock par value $0.01 were authorized to be issued and new warrants which replace the original warrants, with identical expiration dates as original warrants, to purchase 19,972,720 shares of common stock priced at $0.10 were authorized to issued to the investors in the Private Placement offering of December 30, 2008 as amended April 13, 2009.

The Company issued approximately $1,603,000 of Convertible Debentures between July 20 and December 31, 2009. Approximately $326,000 was from the conversion of short term operating loans and the remaining $1,277,000 in new funds.  The remaining Convertible Debentures will be issued on a monthly schedule from January 2010 to September 2010, dependent upon the Company meeting certain milestones.

Net cash provided by financing activities increased by $1,111,000 during the year ended December 31, 2008 to $1,381,000 as compared to $270,000 during the year ended December 31, 2007 due to proceeds from convertible loan from qualified investors which converted to common stock at the end of 2008. The loans were converted under a December 30, 2008 private placement offering which is offering 3,333,333 shares of common stock at a price of $1.50 per 1 share of common stock, $0.01 par value, and one Warrant to purchase an identical number of shares at a purchase price of $2.25. The Warrants have a three year life. The net proceeds of the offering will be used to accelerate the Company’s growth plan and for general corporate purposes of the Company.

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

Historically, we have financed our cash needs by private placements of our securities. We have registered the privately issued securities for resale. We intend to finance future cash needs primarily through equity offerings but may fund those needs through debt offerings. There is no assurance that we will be able to obtain financing on terms consistent with our past financings or satisfactory to use.

We issue shares for compensation to our employees for services.  The Company issued 7,751,911 compensation shares to employees for services rendered between the second and fourth quarters of 2009. An additional 1,000,000 shares were earned by employees in a stock bonus plan. These shares have a three year vesting period and will be issued during the first half of 2010.

As of December 31, 2009, our common stock is the only class of stock outstanding and we have $1,869,995 in long-term debt that consists of convertible secured debentures, an advancing term loan with a financial institution for financing equipment and a note from the State of Oklahoma Technology Business Finance Program.

Subsequent to December 31, 2009, the Company has received an additional $283,880 from Debenture investors. The net proceeds of were used as working capital and for general corporate purposes. The investors received 2,838,800 warrants related to their 2010 investment. Debenture investors also received a total of 852,442 shares of restricted common stock in satisfaction of $28,983 in interest accrued during the fourth quarter of 2009.

Contractual Obligations

 None.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Cash Equivalents:

Cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of solution services, software and hardware.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At the years ended December 31, 2009 and 2008, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

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

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended December 31, 2009 and 2008.

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

Recently Issued Accounting Pronouncements: Rick Freeman/please advise

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 improves the comparability of information that a reporting entity provides regarding transfers of financial assets and the effects on its financial statements. SFAS No. 166 is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. On September 30, 2009, the Company adopted SFAS No. 168, which has no effect on the Company’s financial statements as it is for disclosure purposes only.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  We have adopted the new disclosure requirements in our financial statements and do not expect it to have a material effect on our financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

Our financial statements, together with the independent registered public accounting firm’s report of Sutton Robinson Freeman & Co., P.C., begin on page F-1, immediately after the signature page.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 18, 2009, MacroSolve, Inc. (“MacroSolve” or “the Company”) dismissed HoganTaylor, LLP (the “Former Auditor”) as the Company’s independent registered public accounting firm. On that same date, the Company engaged Hood Sutton Robinson & Freeman CPAs, P.C. (the “New Auditor”), as its new independent registered public accounting firm for its fiscal year ending December 31, 2009. The Company’s decision to engage the New Auditor was approved by its Board of Directors.

The audit reports of the Former Auditor on the Company’s financial statements for each of the two most recent fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Former Auditor’s opinions included an explanatory paragraph regarding the existence of substantial doubt about the Company’s ability to continue as a going concern.

From the date of the Former Auditor’s appointment through the date of their dismissal on May 18, 2009, there were no disagreements between the Company and the Former Auditor on any matter listed under Item 304 Section (a)(1)(iv) of Regulation S-K, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of the Former Auditor would have caused the Former Auditor to make reference to the matter in its reports on our financial statements.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2009. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of March 4, 2010. The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position
James C. McGill	66	Chairman of the Board of Directors
Clint Parr	45	Chief Executive Officer, President, and Director
David L. Humphrey	54	Director
John Clerico	68	Director and Chairman of the Audit Committee
Dr. Dale A. Schoenefeld	64	Director
Howard Janzen	56	Director and Chairman of the Compensation Committee
Kendall Carpenter	53	Vice President Finance and Administration, Chief Financial Officer, Secretary and Treasurer
Eric Fultz	41	Vice President, Operations
Michael Ishmael	48	Vice President of Sales
Chris Kingham	43	Vice President of Marketing

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

Clint Parr, President, Chief Executive Officer and Director

Clint Parr joined MacroSolve in 2002 as Vice President of Sales and Marketing.  The Board of Directors promoted him to President and Chief Operating Officer in 2003 and to Chief Executive Officer in 2007.  He graduated from Baylor University in 1986 with a bachelor’s degree in Entrepreneurship, and obtained an executive MBA in 2000 from The University of Tulsa. He brings a wealth of marketing experience from numerous companies, including the Williams Companies. Parr is a graduate of Leadership Oklahoma and Chairman of the Tulsa County Election Board.

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

John Clerico, Director and Chairman of the Audit Committee

John A. Clerico assumed the role of Chairman of the Board and Chief Executive Officer of Global Industries, Ltd., a leading offshore solutions provider of offshore construction, engineering, project management and support services, in October 2008 and he has served on their Board of Directors since January 2006. John Clerico is chairman and a registered financial adviser at ChartMark Investments, Inc., an independent investment advisory firm that manages equity funds for individuals and small pension funds. Mr. Clerico co-founded ChartMark in 2001, where his current focus is on day-to-day portfolio management and strategic direction of the firm. Prior to founding ChartMark, Mr. Clerico served in numerous senior management capacities including Executive Vice President, Chief Financial Officer and Director of Praxair, Inc., a Fortune 200 company. In addition to his financial responsibilities, Mr. Clerico managed Praxair’s business operations in Europe and South America. Prior experience includes CFO of Union Carbide Corporation, Conoco, Inc. and Phillips Petroleum Co. Mr. Clerico was named as one of four “Leading Corporate Treasurers” by Corporate Finance Magazine in 1995 and “CFO of the Year” by CFO Magazine in 1997 and Business Week in 1998. He serves on the Board of Directors of Community Health Systems and Educational Development Corp. Mr. Clerico is a 1964 graduate of Oklahoma State University. Mr. Clerico joined the Board of Directors of MacroSolve, Inc., in 2006.

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

Code of Ethics.

We have adopted a code of conduct and ethics applicable to our directors, officers and all employees. The text of this code of conduct and ethics may be found on our website at www.macrosolve.com.

Item 11. Executive Compensation.

The following table sets forth certain information with respect to compensation for the fiscal year ended December 31, 2009 earned by or paid to the Company’s principal executive officer, principal financial officer and three most highly compensated executive officers who were serving as executive officers at December 31, 2009 (the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Bonus	Option and Warrant Awards (7)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All other Compensation (8)	Total
Clint Parr,	2009	$131,126	$0	$0	$0	$0	$1,558	$132,684
Chief Executive Officer,	2008	$111,115	$0	$0	$0	$0	$23,161	$134,276
President and Director (1)	2007	$105,075	$0	$0	$0	$0	$8,946	$114,021

James C. McGill,	2009	$32,054	$0	$0	$0	$0	$2,200	$34,254
Chairman of the Board of Directors (2)	2008	$29,000	$0	$0	$0	$0	$21,071	$50,071
	2007	$24,000	$0	$0	$0	$0	$9,643	$33,643

Kendall Carpenter, VP Finance and	2009	$94,526	$0	$0	$0	$0	$986	$95,512
Administration, Chief Financial Officer,	2008	$81,535	$0	$0	$0	$0	$2,597	$84,132
Secretary and Treasurer (3)	2007	$81,375	$0	$0	$0	$0	$605	$81,980

Eric Fultz,	2009	$110,277	$0	$0	$0	$0	$559	$110,836
Vice President (4)	2008	$107,343	$0	$0	$0	$0	$4,632	$111,975
	2007	$105,075	$0	$0	$0	$0	$1,789	$106,864

Michael Ishmael,	2009	$107,620	$0	$0	$0	$0	$480	$108,100
Vice President (5)	2008	$101,457	$0	$0	$0	$0	$3,300	$104,757
	2007	$98,775	$0	$0	$0	$0	$680	$99,455

Chris Kingham,	2009	$103,863	$0	$0	$0	$0	$559	$104,422
Vice President (6)	2008	$91,692	$0	$0	$0	$0	$3,853	$95,545
	2007	$77,355	$0	$0	$0	$0	$539	$77,894

The number of Option Awards referenced in this Executive Compensation table reflect the 19 share common stock dividend effective April 14, 2008.

(1)
In 2007, Mr. Parr received options to acquire 107,800 shares of common stock at a price of $0.60 per share for services. For services in 2008, Mr. Parr received options to acquire 54,637 shares of common stock, 6,422 shares of common stock, and 7,987 shares of common stock at a price of $0.60, $2.50 and $2.01 respectively. Clint Parr received options to acquire 7,987 shares of common stock and 30,291 shares of common stock at a price of $2.01 and $.53 per share for services respectively. He also received options to acquire 44,800 shares of common stock at a price of $2.01 per share which vests annually over 3 years under the 2008 Management Bonus Plan. In 2009, Mr. Parr received a warrant to acquire 763,257 shares of common stock at a price of $.10 per share in an action approved by the Board on September 11, 2009. The warrant will expire on September 11, 2014 which is also the new expiration date of all outstanding company options, including Mr. Parr’s, in an action approved by the Board on September 11, 2009.

(2)
 Jim McGill received options to acquire 216,640 shares of common stock at a price of $0.60 per share for 2007 services. For services in 2008, Mr. McGill received options to acquire 103,327 shares of common stock, 11,800 shares of common stock and 14,677 shares of common stock at a price of $0.60, $2.50 and $2.01 respectively. Jim McGill received options to acquire 14,677 shares of common stock and 63,208 shares of common stock at a price of $2.01 and $.53 per share for services respectively. He also received options to acquire 44,800 shares of common stock at a price of $2.01 per share which vests annually over 3 years under the 2008 Management Bonus Plan. In 2009, Mr. McGill received a warrant to acquire 1,733,792 shares of common stock at a price of $.10 per share in an action approved by the Board on September 11, 2009. The warrant will expire on September 11, 2014 which is also the new expiration date of all outstanding company options, including Mr. McGill’s, in an action approved by the Board on September 11, 2009.

(3)
In 2007, Ms. Carpenter was granted options to acquire 14,400 shares of common stock at a price of $0.60 per share for services. For services in 2008, Ms. Carpenter received options to acquire 15,070 shares of common stock, 3,956 shares of common stock and 4,920 shares of common stock at a price of $0.60, $2.50 and $2.01 respectively. Kendall Carpenter received options to acquire 4,920 shares of common stock and 18,660 shares of common stock at a price of $2.01 and $.53 per share for services respectively. She also received options to acquire 33,600 shares of common stock at a price of $2.01 per share which vests annually over 3 years under the 2008 Management Bonus Plan. In 2009, Ms. Carpenter received a warrant to acquire 117,206 shares of common stock at a price of $.10 per share in an action approved by the Board on September 11, 2009. The warrant will expire on September 11, 2014 which is also the new expiration date of all outstanding company options, including Ms. Carpenter’s, in an action approved by the Board on September 11, 2009.

(4)
In 2007, Mr. Fultz received options to acquire 28,220 shares of common stock at a price of $0.60 per share for services. For services in 2008, Mr. Fultz received options to acquire 21,310 shares of common stock, 2,422 shares of common stock and 3,012 shares of common stock at a price of $0.60, $2.50 and $2.01 respectively. Eric Fultz received options to acquire 3,012 shares of common stock and 11,423 shares of common stock at a price of $2.01 and $.53 per share for services respectively. He also received options to acquire 33,600 shares of common stock at a price of $2.01 per share which vests annually over 3 years under the 2008 Management Bonus Plan. In 2009, Mr. Fultz received a warrant to acquire 332,427 shares of common stock at a price of $.10 per share in an action approved by the Board on September 11, 2009. The warrant will expire on September 11, 2014 which is also the new expiration date of all outstanding company options, including Mr. Fultz’s, in an action approved by the Board on September 11, 2009.

(5)
In 2007, Mr. Ishmael received options to acquire 38,700 shares of common stock at a price of $0.60 per share for services. For services in 2008, Mr. Ishmael received options to acquire 26,750 shares of common stock, 3,084 shares of common stock and 3,836 shares of common stock at a price of $0.60, $2.50 and $2.01 respectively. Mike Ishmael received options to acquire 3,836 shares of common stock and  14,547shares of common stock at a price of $2.01 and $.53 per share for services respectively. He also received options to acquire 33,600 shares of common stock at a price of $2.01 per share which vests annually over 3 years under the 2008 Management Bonus Plan. In 2009, Mr. Ishmael received a warrant to acquire 260,757 shares of common stock at a price of $.10 per share in an action approved by the Board on September 11, 2009. The warrant will expire on September 11, 2014 which is also the new expiration date of all outstanding company options, including Mr. Ishmael’s, in an action approved by the Board on September 11, 2009.

(6)
Mr. Kingham received options to acquire 37,725 shares of common stock at a price of $0.60 per share for 2007 services. For services in 2008, Mr. Kingham received options to acquire 36,570 shares of common stock, 4,274 shares of common stock and 5,316 shares of common stock at a price of $0.60, $2.50 and $2.01 respectively. Chris Kingham received options to acquire 5,316 shares of common stock and 20,162 shares of common stock at a price of $2.01 and $.53 per share for services respectively. He also received options to acquire 33,600 shares of common stock at a price of $2.01 per share which vests annually over 3 years under the 2008 Management Bonus Plan. In 2009, Mr. Kingham received a warrant to acquire 289,705 shares of common stock at a price of $.10 per share in an action approved by the Board on September 11, 2009. The warrant will expire on September 11, 2014 which is also the new expiration date of all outstanding company options, including Mr. Kingham’s, in an action approved by the Board on September 11, 2009.

(7)	Company management have determined that the options and warrants granted have no cash value and as such are calculated as zero dollars ($0.00) toward each executive’s compensation.

(8)
The MacroSolve Employee Stock Trust has allocated shares to Grantees which have been recorded on the Company financial statements as stock based compensation. The shares included in the MacroSolve Employee Stock Trust were not registered with the initial registration statement. The granted shares were distributed to the grantees on August 15, 2008 and December 31, 2009. The Company recognized the remaining value of the deferred stock based compensation in 2008.

DIRECTOR COMPENSATION

Name and Principal Position	Year	Salary	Stock Awards ($) (1)	Option and Warrant Awards (2)	Non- Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All other Compensation	Total
Clint Parr,	2009	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer,	2008	$0	$0	$0	$0	$0	$0	$0
President and Director	2007	$0	$0	$0	$0	$0	$0	$0

James C. McGill,	2009	$0	$0	$0	$0	$0	$0	$0
Chairman of the	2008	$0	$0	$0	$0	$0	$0	$0
Board of Directors	2007	$0	$0	$0	$0	$0	$0	$0

Howard Janzen, Director	2009	$0	$14,000	$0	$0	$0	$0	$14,000
	2008	$0	$6,000	$0	$0	$0	$0	$6,000
	2007	$0	$0	$0	$0	$0	$0	$0

David L. Humphrey, Director	2009	$0	$14,000	$0	$0	$0	$0	$14,000
	2008	$0	$6,000	$0	$0	$0	$0	$6,000
	2007	$0	$0	$0	$0	$0	$0	$0

John Clerico, Director	2009	$0	$14,000	$0	$0	$0	$0	$14,000
	2008	$0	$6,000	$0	$0	$0	$0	$6,000
	2007	$0	$0	$0	$0	$0	$0	$0

Dr. Dale A. Schoenefeld, Director	2009	$0	$14,000	$0	$0	$0	$0	$14,000
	2008	$0	$6,000	$0	$0	$0	$0	$6,000
	2007	$0	$0	$0	$0	$0	$0	$0

(1)
By resolution of the Board of Directors at its May 22, 2008, meeting, all options granted to its Directors were vested in full on the day that the stock was first publically traded, which was August 15, 2008, and that future compensation to the directors would be paid quarterly in restricted stock, the quantity for each to be determined by the dividing $3,000 by the arithmetic average trading price of the last five trading days of the quarter. Each director received 1,200 shares of restricted common stock for third quarter 2008 services and 1,492 shares of restricted common stock for fourth quarter 2008 service. Each director received 6,122 shares of restricted common stock and 12,500 shares of restricted common stock for the first and second quarters of 2009, respectively. By resolution of the Board of Directors at its May 21, 2009 meeting, the quarterly director compensation was increased to $4,000. Each director received 93,023 shares of restricted common stock and 100,000 shares of restricted common stock for the third and fourth quarters of 2009 respectively.  In an action approved by the Board on September 11, 2009, each director received a warrant to acquire shares of common stock equal to the number of their outstanding options at a price of $.10 per share. The warrants will expire on September 11, 2014 which is also the new expiration date of all outstanding company options, including each director’s, in an action approved by the Board on September 11, 2009. Directors Janzen and Clerico each received a warrant to acquire 160,000 shares. Directors Humphrey and Schoenefeld each received a warrant to acquire 240,000 shares.

(2)	The members of the Board of Directors do not currently receive cash compensation for their services. Company management have determined that the options and warrants granted have no cash value and as such are calculated as zero dollars ($0.00) toward each director’s compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of and percent of the Company’s common stock beneficially owned by:

●	all directors and nominees, naming them,
●	our executive officers,
●	our directors and executive officers as a group, without naming them, and
●	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, 127,885,793 shares of our capital stock outstanding on February 28, 2010 and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of February 28, 2010. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them.

			Number of
			Shares
Name and address of			Beneficially	Percentage of
owner	Title of Class	Capacity with Company	Owned (1)	Class (2)
Clint H. Parr (3)	Common Stock	Chief Executive Officer,
		President and Director	4,452,750	3.48%

James C. McGill (4)	Common Stock	Chairman and Director	15,548,203	12.16%

Howard E. Janzen (5)	Common Stock	Director	967,072	*

Kendall Carpenter (6)	Common Stock	Chief Financial Officer	1,636,720	1.28%

David L. Humphrey (7)	Common Stock	Director	694,337	*

John C. Clerico (8)	Common Stock	Director	40,920,758	32.00%

Dr. Dale A. Schoenefeld (9)	Common Stock	Director	729,299	*

Eric Fultz (10)	Common Stock	Vice President	1,453,120	1.14%

Michael Ishmael (11)	Common Stock	Vice President	1,224,474	*

Chris Kingham (12)	Common Stock	Vice President	1,242,520	*

Officers and Directors as a Group	Common Stock		68,139,954	53.28%

* Less than 1% ownership
(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.
(2)
Applicable percentage ownership is based on shares of Common Stock outstanding as of February 28, 2010, together with securities exercisable or convertible into shares of Common Stock within 60 days of February 28, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of February 28, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Represents options (i) 1,101,261 shares of common stock owned; (ii) 763,257 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 763,257 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iv) 1,824,975 shares of common stock issued under restrictive stock grants with voting rights.

(4)
Represents options (i) 5,393,153 shares of common stock owned; (ii) 5,596,592 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 1,733,792 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; (iv) 2,320,926 shares of common stock issued under restrictive stock grants with voting rights; and (v) convertible debentures which may be converted into 503,740 shares of common stock.

(5)
Represents (i) 386,520 shares of common stock owned; (ii) 420,552 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; and (iii) 160,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

(6)
Represents options (i) 145,047 shares of common stock owned; (ii) 126,626 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 117,206 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iv) 1,247,841 shares of common stock issued under restrictive stock grants with voting rights.

(7)
Represents (i) 214,337 shares of common stock owned; (ii) 240,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; and (iii) 240,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

(8)
Represents options (i) 11,657,585 shares of common stock owned; (ii) 17,455,773 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 160,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iv) convertible debentures which may be converted into 11,647,400 shares of common stock.

(9)
Represents (i) 239,897 shares of common stock owned; (ii) 249,402 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; and (iii) 240,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

(10)
Represents options (i) 201,527 shares of common stock owned; (ii) 332,427 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 332,427 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iv) 586,739 shares of common stock issued under restrictive stock grants with voting rights.

(11)
Represents options (i) 101,394 shares of common stock owned; (ii) 260,757 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 260,757 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iv) 601,566 shares of common stock issued under restrictive stock grants with voting rights.

(12)
Represents options (i) 101,394 shares of common stock owned; (ii) 230,622 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 230,622 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iv) 679,882 shares of common stock issued under restrictive stock grants with voting rights.

The business address and telephone number of each of the beneficial owners listed above are c/o MacroSolve, Inc. 1717 South Boulder Ave. Suite 700, Tulsa, OK  74119 and (918) 280-8693.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

James McGill, the Company’s Chairman of the Board of Directors, John Clerico, a director of the Company, and Howard Janzen, a director of the Company, made loans to the Company during 2009 for operating capital. Mr. McGill provided a $75,000 short term loan during the first quarter which was repaid with $593 interest during March 2009. Directors McGill, Clerico and Janzen were three of the four shareholders who made short term operating loans totaling $325,000 during the second quarter which were converted to the terms of the Debenture Financing which closed on July 20, 2009, including $1,280 in accrued interest on the short term loans. In recognition of loans made in May and June 2009 by these three directors, the Board authorized on July 20, 2009 a total of 487,500 shares of common stock par value $0.01 be issued to compensate them for the benefit each conferred upon the Corporation and the risk they assumed in making the loans.

MacroSolve, Inc. (the “Company”) entered into Securities Purchase Agreements, dated July 20, 2009 with nine investors pursuant to which the Company will issue up to $2,326,280 in Floating Rate Convertible Subordinated Debentures (“Convertible Debentures”).  Director Clerico is the Lead Investor with a total commitment of $1,500.575, including the $200,575 converted note payable, of which $955,012 had been advanced as of December 31, 2009

Director Independence

The Board of Directors has determined that Messrs. Clerico, Humphrey, Janzen and Schoenefeld are each independent directors as of December 31, 2009.

Item 14.  Principal Accountant Fees and Services.

HoganTaylor LLP served as MacroSolve’s independent auditors for the year ended December 31, 2008; however, as explained above in the Section entitled: Item 9, Changes in and Disagreements With Accountants on Accounting and Financial Disclosure, their services were terminated and the successor firm, Hood Sutton Robinson Freeman CPAs, P.C. now serves as the independent auditors for MacroSolve.

For the year ended December 31, 2009, the fees for audit services totaled approximately $69,865 which included approximately $68,000 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $1,865 associated with the Company’s statutory and regulatory filings.   For the year ended December 31, 2008, the fees for audit services totaled approximately $55,250 which included approximately $48,500 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $6,750 associated with the Company’s statutory and regulatory filings.

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules: None.
(3)	Exhibits:

Exhibit Number	Description
3.1	Articles of Incorporation of MacroSolve Inc.(1)
3.2	By-laws of MacroSolve Inc.(1)
3.3	Certificate of Amendment of Articles of Incorporation of MacroSolve, Inc. dated September 29, 2009 (2)
10.1	Form of Subscription and Investor Representation Agreement (1)
10.2	Form of Warrant to Purchase Common Stock (1)
10.3	Form of Convertible Note Subscription Agreement (1)
10.4	Form of Convertible Note (1)
10.5	Form of Director Non-Statutory Stock Option Agreement (1)
10.6	Form of Non-Statutory Stock Option Agreement (1)
10.7	Form of Warrant to Purchase Common Stock issued in connection with Series A Preferred Stock (1)
10.8	Form of Warrant to Purchase Common Stock issued in connection with Series B Preferred Stock (1)
10.9	Form of Securities Purchase Agreement (3)
14.1	Code of Ethics*
31.1	Certification of Periodic Financial Reports by Clint Parr in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Periodic Financial Reports by Kendall Carpenter in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Periodic Financial Reports by Clint Parr in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350*
32.2	Certification of Periodic Financial Reports by Kendall Carpenter in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350*

*Filed Herewith
(1)	Incorporated by Reference to the Company’s Form S-1 filed with the SEC on April 18, 2008.
(2)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on October 6, 2009.
(3)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on July 24, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROSOLVE, INC.

Date:	March 30,2010	By:	/s/ Clint Parr
Clint Parr
President and Chief Executive Officer

MACROSOLVE, INC.

Date:	March 30,2010	By:	/s/ Kendall Carpenter
Kendall Carpenter
VP Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clint H. Parr	Chief Executive Officer	March 30, 2010
Clint H. Parr	(Principal Executive Officer)

/s/ Kendall W. Carpenter	Chief Financial Officer	March 30, 2010
Kendall W. Carpenter	(Principal Financial Officer)
(Principal Accounting Officer)

/s/ James C. McGill	Chairman of the Board of Directors	March 30, 2010
James C. McGill

/s/ Michael Ishmael	Vice-President	March 30, 2010
Michael Ishmael

/s/ Chris Kingham	Vice-President	March 30, 2010
Chris Kingham

/s/ Howard Janzen	Director	March 30, 2010
Howard Janzen

/s/ David L. Humphrey	Director	March 30, 2010
David L. Humphrey

       MACROSOLVE, INC.

       Financial Statements Together With

       Reports of Independent Registered Public Accounting Firms

       For the Years Ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MacroSolve, Inc
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of MacroSolve, Inc at December 31, 2009 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements for the year ended December 31, 2008 were audited by other auditors whose report dated March 30, 2009, on those statements included an explanatory paragraph that described a going concern uncertainty.

We conducted our audit in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MacroSolve, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hood Sutton Robinson & Freeman CPAs, P.C.
Certified Public Accountants
March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MacroSolve, Inc.
Tulsa, Oklahoma

We have audited the accompanying balance sheet of MacroSolve, Inc. (the Company) as of December 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MacroSolve, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HoganTaylor LLP

March 30, 2009

MACROSOLVE, INC.

BALANCE SHEETS

As of December 31,	2009	2008

ASSETS

CURRENT ASSETS:
Cash	$51,120	$101,397
Accounts receivable - trade	103,861	134,199
Prepaid expenses and other	41,399	47,365

Total current assets	196,380	282,961

PROPERTY AND EQUIPMENT, at cost:	258,323	274,392
Less - accumulated depreciation and amortization	(151,683)	(152,060)

Net property and equipment	106,640	122,332

OTHER ASSETS:
Note receivable	135,577	135,577
Software development costs, net of accumulated amortization of $152,592 and $8,031 as of December 31, 2009 and 2008, respectively	1,205,748	675,778
Deferred offering costs	-	320,347
Other assets	21,728	18,243

Total other assets	1,363,053	1,149,945

TOTAL ASSETS	$1,666,073	$1,555,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$54,696	$162,638
Revolving line of credit	-	188,000
Accounts payable - trade and accrued liabilities	214,936	150,900
Unearned income	70,156	60,683

Total current liabilities	339,788	562,221

LONG-TERM DEBT, less current maturities
OTCC	237,500	125,000
Arvest equipment loan	29,031	74,841
Convertible secured debentures	1,603,464	-
Total long-term debt, less current maturities	1,869,995	199,841

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 200,000,000 shares; issued and outstanding 49,611,110 and 25,603,461 shares, at December 31, 2009 and 2008, respectively	496,112	256,035
Additional paid-in capital	7,176,360	6,903,609
Accumulated deficit	(8,216,182)	(6,366,468)

Total stockholders’ (deficit) equity	(543,710)	793,176

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,666,073	$1,555,238

The accompanying notes are an integral part of these statements

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2009	2008

SALES:
Solution services	$817,302	$2,599,015
Hardware sales	101,416	60,440
Software licensing	33,016	39,014

Net sales	951,734	2,698,469

COST OF SALES:
Solution services	437,558	1,482,792
Hardware sales	92,091	48,086
Software licensing	619	1,195

Total cost of sales	530,268	1,532,073

Gross profit	421,466	1,166,396
OPERATING EXPENSES:
Solution services	254,510	505,892
Selling, general and administrative	1,907,604	1,574,927

Total operating expenses	2,162,114	2,080,819

Loss from operations	(1,740,648)	(914,423)

OTHER INCOME (EXPENSE):
Interest income	898	9,909
Interest expense	(58,820)	(65,208)
Stock based compensation	(51,092)	(80,152)

Total other expense	(109,014)	(135,451)

LOSS BEFORE INCOME TAXES	(1,849,662)	(1,049,874)

INCOME TAXES	-	-

NET LOSS	$(1,849,662)	$(1,049,874)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(1,849,662)	$(1,049,874)

Loss allocable to common stockholders	$(1,849,662)	$(1,049,874)

Basic and diluted loss per share	$(0.05)	$(0.05)

The accompanying notes are an integral part of these statements

MACROSOLVE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009 and 2008

		Series A	Series B	Additional
	Common	Preferred	Preferred	Paid-in	Accumulated
	Stock	Stock	Stock	Capital	Deficit	Total

BALANCE, at December 31, 2007	$8,500	$200	$50	$5,367,775	$(5,316,594)	$59,931

Net Loss	-	-	-	-	(1,049,874)	(1,049,874)

Exercise of options and warrants	4,289	-	-	192,686	-	196,975

Common Stock issued for Services	16,934	-	-	93,335	-	110,269

Notes Payable converted to Common	9,315	-	-	1,387,957	-	1,397,272

Preferred Stock converted to Common	55,391	(200)	(50)	(55,141)	-	-

Stock Dividend 19:1	161,498	-	-	(161,498)	-	-

Compensation expense related to
stock awards	108	-	-	78,495	-	78,603
BALANCE, at December 31, 2008	$256,035	$-	$-	$6,903,609	$(6,366,468)	$793,176

Net Loss	-	-	-	-	(1,849,662)	(1,849,662)

Exercise of options and warrants	2,826	-	-	117,297	-	120,123

Common Stock issued for Services	23,193	-	-	117,332	-	140,525

Common Stock issued for Debenture Interest	4,152			11,624		15,776

Common Stock issued to Investors	205,287	-	-	359,797	-	565,084

Deferred Financing Costs	-	-	-	(371,620)	(52)	(371,672)

Compensation expense related to
stock awards	4,619	-	-	38,321	-	42,940

BALANCE, at December 31, 2009	$496,112	$-	$-	$7,176,360	$(8,216,182)	$(543,710)

The accompanying notes are an integral part of these statements

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2009	2008

OPERATING ACTIVITIES:
Net loss	$(1,849,662)	$(1,049,874)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	214,215	28,160
Stock based compensation	42,569	78,603
Issuance of stock for services	103,525	8,000
Issuance of stock for debenture interest	15,776	-
Changes in current assets and liabilities:
Decrease in accounts receivable - trade	30,338	678,709
(Increase) in inventory	(1,452)	-
Decrease (increase) in prepaid expenses and other	7,418	(20,321)
Increase in accounts payable - trade and
accrued liabilities	64,036	40,711
Increase (Decrease) in unearned income	9,473	(589,165)

Net cash used in operating activities	(1,363,764)	(825,177)

INVESTING ACTIVITIES:
Advances on Note Receivable	-	(135,577)
Purchase of equipment	(10,917)	(96,396)
Disposal of equipment	5,142	8,360
Software development costs	(722,718)	(256,115)
Patent application fees	(3,485)	-

Net cash used in investing activities	(731,978)	(479,728)

FINANCING ACTIVITIES:
Deferred equity issuance costs	(48,870)	(218,035)
Proceeds from issuance of common stock	600,000	196,975
Proceeds from debenture financing	1,603,486	-
Proceeds from exercise of warrants and options	120,123	-
Advances on Notes Payable	-	200,000
Repayments of notes payable	(229,274)	(217,000)
Proceeds from long-term debt	-	83,922
(Repayments) proceeds from long term debt	-	(62,500)
Proceeds from notes payable converted to equity		1,397,272

Net cash provided by financing activities	2,045,465	1,380,634

NET INCREASE (DECREASE) IN CASH	(50,277)	75,729

CASH, beginning of period	101,397	25,668

CASH, end of period	$51,120	$101,397

The accompanying notes are an integral part of these statements

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

 Accounts Receivable and Credit Policies

Accounts receivable - trade consist of amounts due from the sale of professional services, software and hardware.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  At December 31, 2009 and 2008, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

Property and Equipment

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software.  Leasehold improvements are being amortized over a 7 year estimated useful life.  Property and equipment consists of the following at December 31, 2009 and 2008:

	2009	2008
Hardware	$102,455	$117,204
Furniture and fixtures	109,413	111,907
Office equipment	23,786	23,786
Leasehold improvements	22,669	21,495
	258,323	274,392
Less - accumulated depreciation	151,683	152,060
	$106,640	$122,332

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

  Unearned Income

Unearned income represents amounts received in advance for services to be provided to customers where the customer has not yet received the service.

Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  These costs are amortized over three years and are reviewed for impairment at each period end.  Amortization expense approximated $192,748 and $8,031 in 2009 and 2008, respectively.

Realization of software development costs is dependent on the Company generating sufficient future profitability.  Although the Company expects to fully realize the software development costs, that expectation could change in the near term if estimates of future profitability are not achieved.

      Advertising

The Company expenses advertising costs as incurred. Such costs totaled approximately $5,442 and $16,888 for 2009 and 2008, respectively.

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Fair value of financial instruments

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments. The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of the Company’s line of credit approximates fair value since the interest rate fluctuates periodically based on a floating interest rate. Management believes that the carrying value of the Company’s borrowings approximate fair value based on credit terms currently available for similar debt.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended December 31, 2009 and 2008.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 improves the comparability of information that a reporting entity provides regarding transfers of financial assets and the effects on its financial statements. SFAS No. 166 is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. On September 30, 2009, the Company adopted SFAS No. 168, which has no effect on the Company’s financial statements as it is for disclosure purposes only.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  We have adopted the new disclosure requirements in our financial statements and do not expect it to have a material effect on our financial statements.

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

2.	MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company incurred a net loss of $1,849,662 in 2009 which increased the accumulated deficit to $8,216,182 at December 31, 2009.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that adequate funding will be available to the Company to support its operations through continuing investments of equity by qualified investors, internally generated working capital and sale of the digiTicket product to private investors.

On July 20, 2009 the Company entered into a Securities Purchase Agreement with a syndicate of private investors to obtain up to $2.3 million financing through the issue of convertible secured debentures. As of December 31, 2009, the Company received $1.6 million in debenture financing and expects to borrow the remaining $700,000 in 2010.

3.    NOTE RECEIVABLE

Note receivable at December 31, 2009 and December 31, 2008 consists of the following:	2009	2008

Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (8.25% at December 31, 2009), due June 30, 2011. The note may be converted to common stock of the borrower prior to the due date at MacroSolve’s discretion.	$135,577	$-

4.    DEFERRED OFFERING COSTS

The Company incurred cash and non-cash expenses totaling approximately $95,000 and $320,000 in connection with its registration of stock for public sale during 2009 and 2008 respectively, as follows:

	2009	2008
Legal	$3,000	$135,000
Financial advisory services	90,000	138,000
and Investor Relations
Accounting fees	0	13,750
Travel	1,800	16,250
Other	200	17,000
	$95,000	$320,000

Costs associated with the Company’s intended plan to raise additional equity in an institutional PIPE transaction ceased being capitalized in July 2009 when the Company revised its plan and issued convertible secured debentures. Costs of $415,000 associated with the Company’s private placement offering and issuance of convertible secured debentures have been netted against equity proceeds.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

5.    DEBENTURES AND NOTES PAYABLE

Notes payable at December 31, 2009 and 2008 consist of the following:	Dec 31, 2009	Dec 31, 2008

On July 20, 2009 the Company entered into a Securities Purchase Agreement with a syndicate of private investors to obtain up to $2.3 million financing through the issue of convertible secured debentures. Draws against the debentures occurred at closing and monthly thereafter, unless waived by Lead Investor, provided the Company meets monthly operational milestones agreed with Lead Investor. The debentures accrue interest at prime rate plus 5.0% (8.25% at December 31, 2009) to be paid quarterly in cash or in common stock at the Company’s option. The value per share of common stock issued for accrued interest is 85% of the volume weighted average closing price on the last five days of trading prior to the interest payment date, but not less than $0.10 per share. Accrued interest of $28,983 at December 31, 2009 will be settled by the issuance of 852,442 shares valued at $0.034.

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
	$1,603,464	$-

Revolving line of credit with a financial institution which was secured by substantially all assets of the Company. The credit facility was retired from the proceeds of the debenture financing on August 4, 2009 and was not renewed.	$-	$188,000

Advancing term loan with a financial institution of up to $125,000 with principal and interest due at prime rate plus 2.0% (5.25% at December 31, 2009) amortized ratably over 30 months, due August 31, 2011, and secured by substantially all assets of the company.	$83,726	$125,000

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008. The monthly payments were suspended in October 2008 with resumption anticipated upon significant equity raise.	$237,500	$237,500

As of December 31, 2009, maturities of long-term debt are:  $54,696 in 2010, $266,530 in 2011 and $1,603,464 thereafter.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

6.	EMPLOYEE STOCK PLANS

Stock Options and Restricted Stock Awards

The Company adopted the MacroSolve, Inc. Compensation and Stock Option Plan 2008-2010 on December 16, 2008. The Plan includes use of stock options for compensation of officers and directors. At the adoption date, 2,674,420 options which have been approved by shareholders remain available for use by the Compensation Committee of the Board of Directors. During 2009, 577,851 options were issued as follows:

	At Adoption Date	Issued 2009	Remaining
Incentive Stock Options for Key Managers	1,300,000	(224,000)	1,076,000
Director Stock Options	400,000	(160,000)	240,000
Other Awards and Reserves	974,420	(193,851)	780,569
Total	2,674,420	(577,851)	2,096,569

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

At the end of the first quarter 2009, employees earned 110,000 shares of restricted stock under the Employee Bonus award plan. These shares will be issued on a three year vesting schedule to employees who remain with the Company as of the distribution dates in the following table. The Company valued these awards at $7,920 based on the net asset valuation method and will recognize the cost ratably over the three year vesting period.

January 1, 2010	36,667 shares of restricted common stock
January 1, 2011	36,667 shares of restricted common stock
January 1, 2012	36,666 shares of restricted common stock

At the end of 2009, employees earned 999,999 shares of restricted stock under the Employee Bonus award plan. The restrictions on these shares lapse annually over a three year period to employees who remain employed or do not voluntarily leave the Company as of the distribution dates in the following table. The Company valued these awards at $1,000 based on the fair market value which employees claimed in tax elections to recognize compensation at the date of grant.

January 1, 2011	333.333 shares of restricted common stock
January 1, 2012	333,333 shares of restricted common stock
January 1, 2013	333,333 shares of restricted common stock

Previous to going public, the company used the calculated value method to account for the options it issued in 2008. Under this method, a nonpublic entity that is unable to estimate the expected volatility of the price of its underlying share may measure awards based on a “calculated value,” which substitutes the volatility of an appropriate index for the volatility of the entity’s own share price.  Although the Company became publicly traded in August, 2008, the stock was so thinly traded that management determined it was still unable to estimate the expected volatility of the stock price. In addition, management has not been able to identify a similar publicly held entity that can be used as a benchmark. Therefore, as a substitute for volatility, the Company used the historical volatility of the Technology Select Sector (XLK) index which is representative of the Company’s industry. The Company has used the historical closing values of that index to estimate volatility for the valuation of options in 2009 and 2008.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

The calculated value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which values options based on the estimated fair value of the Company’s common stock at the grant date, the option strike price, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is based on the vesting period and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Due to the exercise price of the options being greater than the estimated fair value of the underlying stock, calculation of the grant date calculated value of the options using the Black-Scholes option-pricing model resulted in options granted in 2008 having no calculated value.  Therefore, there was no stock-based compensation expense recognized in 2008 related to stock options. Stock based compensation expense of $25,010 was recognized in 2009 related to employee and director options.

	2009	2008
Expected volatility	21%	14.75%-20.0%
Expected dividends	-	-
Expected term (in years)	5-6	5-6
Risk-free rate	2.68%	2.20%-4.01%

The Board of Directors voted on September 11, 2009 to extend the expiration date of all outstanding options of employees and directors to September 11, 2014.  In June 2008, by mutual consent, the officers of the corporation voluntarily agreed not to sell MacroSolve, Inc. stock prior to the approval of Corporate Profile, Inc. or July 1, 2010, whichever occurs first.

Stock Bonus Plan
Certain employees of the Company are participants in a stock bonus plan established in 2003 by the MacroSolve, Inc. Stock Bonus Trust Agreement (the Trust), and an entity under common control.  The Trust provides for previously issued shares of Company common stock to be allocated and distributed as a deferred contingent bonus to the participants upon the occurrence of a liquidating event, as that term is defined in the trust document, or the termination of the trust which will occur in June 2010.   Stock allocated to the participants remains in the Trust for the benefit of the Participant until such event occurs.  In the event of termination of employment of the participants, any previously allocated stock reverts back to unallocated trust property.  On August 15, 2008, the Trustees determined that a liquidating event occurred when the Company’s stock began trading on the Over the Counter Bulletin Board. The allocated shares were issued to the participating employees as restricted stock and the unamortized compensation expense related to those shares was recorded as stock based compensation expense in August 2008. As of December 31, 2009 there were no unallocated shares remaining in the trust.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

Compensation expense for stock awards is recognized ratably over the implicit vesting period from date of grant to the termination of the trust.  Compensation expense for stock awards is based upon the estimated market value of the Company’s common stock at the date of grant.  The Company recognized stock based compensation expense related to these awards of $51,092, and $78,603, for the years ended December 31, 2009, and 2008, respectively.

Incentive Stock Options

Company employees receive incentive stock options as a portion of their compensation packages. Management has continued its practice of issuing incentive stock options through the first quarter of 2009 when it began issuing restricted stock grants as compensation. Incentive stock options are vested immediately upon grant. Restricted stock awards are granted and after six months, the restriction lapses. The Company issued 193,851 incentive stock options to employees for salary differential compensation during 2009 with strike prices of $.53. The incentive options expire five years from the date of issuance and are forfeited if employment ceases. The Company granted 7,751,911 shares of restricted common stock in January 2010 to employees for compensation earned in the second, third and fourth quarters of 2009 and valued these awards at $7,752 based on the fair market value which employees claimed in tax elections to recognize compensation at the date of grant.

A summary of activity under the Employee Stock Plans as of December 31, 2009 and changes during the year then ended is presented below:

	Stock Options		Stock Bonus Plan	Restricted Stock
	Options	Weighted Average Exercise Price	Shares	Shares
Outstanding – December 31, 2008	5,263,271	$0.52	-	140,853
Granted	577,851	$0.66	160,000	110,000
Exercised	(200)	$0.60	-	-
Forfeited or Expired	(65,545)	$0.53	-	3,082
Distributed			-160,000	-15,348
Outstanding – December 31, 2009	5,775,377	$0.60	-	232,423
Exercisable – December 31, 2009	5,518,177	$0.53

The weighted-average grant-date calculated value of options granted during the years ended December 31, 2009 and 2008 was $-0-.  Options outstanding at December 31, 2009 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 4.70 years.  Options that were exercisable at December 31, 2008 had an aggregate intrinsic value of $4,632 and a weighted-average remaining contractual term of 3.15 years.  Restricted stock grant awards outstanding at December 31, 2008 had an aggregate intrinsic value of $-0- and a weighted-average remaining vesting period of 2.9 years.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

The weighted-average grant-date calculated value of stock awards granted during the years ended December 31, 2009 and 2008 was $0.04 and $0.06 respectively.

A summary of the status of the Company’s nonvested options and restricted stock award grants as of December 31, 2009, and changes during the year then ended, is presented below:

	2009
Nonvested Shares	Options	Weighted- Average Grant Date Calculated Value	Restricted Stock
Nonvested - Beginning of Year	77,200	$-	140,853
Granted	224,000	$-	110,000
Vested	(33,600)	$-	-15,348
Forfeited	(10,400)	$-	3,082
Nonvested – End of Year	257,200	$-	232,423

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

7.	COMMON STOCK WARRANTS

The Company adopted a practice prior to 2008 that provided for the issuance of warrants annually to any stockholder that provided credit directly to or guaranteed the debt of the Company.  The credit facilities provided by stockholders in 2009 and 2008 did not include warrants.

The Company issued 400,000 warrants in 2009 and 931,514 warrants in 2008 each with $2.25 exercise price to investors who participated in the Private Placement Offering dated December 30, 2008. As discussed in footnote #6 above, the stock underlying these warrants is thinly traded; therefore, management used the calculated value method to determine that there is no cost to recognize in the issuance of these warrants.

The Most Favored Nations clause of the Private Placement Offering was triggered with the debenture financing in July 2009 resulting in the Company cancelling the original 1,331,514 warrants issued in 2009 and 2008 and reissuing 19,972,720 warrants with a $0.10 exercise price.

The investors in the debenture financing are awarded warrants with a $0.10 exercise price in an amount equal to their staged investment and with an expiration date of July 30, 2014. A total of 16,034.639 warrants were issued in 2009.

The Board of Directors passed resolution on September 11, 2011 granting a total of 5,712,214 warrants to employees, officers and directors to match the number of outstanding options held by each. Each warrant has a $0.10 exercise price is expires on September 11, 2014. At the same meeting, the Board approved the expiration date of all outstanding incentive options to September 11, 2014.

The following table summarizes information about outstanding warrants at December 31, 2009:

				Weighted
		Remaining	Number	Average
Year	Number	Contractual	Currently	Exercise
Issued	Outstanding	Life in Years	Exercisable	Price

2003	411,760	4.7	411,760	$0.43
2004	986,796	4.7	986,796	$0.43
2005	675,790	4.7	675,790	$0.51
2006	210,392	4.7	210,392	$0.50
2007	166,680	4.7	166,680	$0.60
2008	-		-	$0.10
2009	41,719,573	4.5	41,719,573	$0.10

Total	44,170,991		44,190,991	$0.12

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

8.     STOCKHOLDERS’ EQUITY

The Company issued 300,000 shares of restricted stock in the first quarter of 2009 to qualified investors in a private placement offering with $428,400 of the proceeds allocated to those shares and another $21,600 of the proceeds allocated to the underlying warrants.

During the first quarter of 2009, the Company sold 282,560 shares of unrestricted stock for $120,203 to qualified investors who exercised their rights to convert warrants and options at the prices stated in their respective instruments.

The Company engaged a vendor with an agreement to pay in restricted stock. As of March 31, 2009, the vendor had earned 11,598 shares of stock valued at $22,500 per the market value of the stock on that date. A financial consultant rendered services in the first quarter of 2009 and was paid with 200,000 shares of restricted stock valued at $6,000 for two months of services at a previously charged consulting rate. Another advisor was paid with 1,000,000 shares of restricted stock valued at $30,000 and cash of $50,000 for an extended commitment to expand the scope of services originally contemplated. Another financial consultant was compensated with 5,000 shares of restricted stock for advisory services valued at $1,000. The Company engaged a vendor with an agreement to pay in restricted stock. As of June 30, 2009, the vendor had earned 13,316 shares of restricted stock valued at $6,525 per the market value of the stock on that date. In the fourth quarter, the Company engaged two vendors to provide marketing services, one of which earned 825,338 shares valued at $37,500 and the other which earned 264,052 shares valued at $12,000. These two vendors were paid in compensation shares which were registered in an S8 on October 9, 2009. Subsequent to December 31, 2009, these vendors received 332,978 shares valued at $12,500 and 106,553 shares valued at $4000, respectively, in satisfaction of services performed during the fourth quarter of 2009.

The Company issued 100,000 shares of restricted stock in the second quarter of 2009 to a qualified investor in a private placement offering with $108,300 of the proceeds allocated to those shares and another $40,700 of the proceeds allocated to the underlying warrants.

The Company issued 20,128,707 shares of common stock as a result of financing activities in the Third Quarter of 2009 and the associated trigger of a most favored nation’s clause with the investors in the private placement offering, as follows:

2008 private placement investors adjusted to $0.10 per share	13,041,206
2009 private placement investors adjusted to $0.10 per share	5,600,001
Lead Investor fee of $100,000 paid in shares valued at $0.10 each	1,000,000
Director compensation for investor loans paid in shares valued at $0.10 each	487,500
20,128,707

At the September 11, 2009 Board meeting, Company Independent Directors’ annual compensation was raised to $16,000 annually to be paid quarterly in restricted stock as outlined in the MacroSolve, Inc. Compensation Plan approved at the September 16, 2008 Board meeting.   A total of 846,580 shares of restricted common stock were issued to the four independent directors for their 2009 compensation. The Company recorded $7,572 as stock based compensation for these shares computed as the fair market value due to marketability in recognition of the one year Section 144 holding period for Affiliates.  The Company recorded $400 as accrued stock based compensation for a total of 400,000 shares of restricted stock issued January 1, 2010 to the four independent directors for their fourth quarter 2009 compensation.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

9.     EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for 2009 and 2008 as follows:

Numerator:	2009	2008
Net Loss	($1,849,662)	($1,049,874)
Numerator for basic and diluted	($1,849,662)	($1,049,874)

Denominator:
Weighted-average number of
common shares outstanding	35,285,355	21,301,221

Basic and diluted loss per share	($0.05)	($0.05)

The Company did not include the common stock equivalents related to stock options or warrants, as the effect would have been anti-dilutive in 2009 and 2008.

10.  INCOME TAXES

At December 31, 2009 and 2008, the components of the Company’s net deferred taxes are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$2,849,000	$2,604,000
Stock-based compensation	51,000	79,000

Total deferred tax assets	$2,900,000	2,683,000

Valuation allowance	(2,383,000)	(2,383,000)

Net deferred tax assets	517,000	300,000

Deferred tax liabilities:
Property, equipment and software
development costs	517,000	300,000

Total deferred tax liabilities	517,000	300,000

Net deferred tax asset	$-	$-

At December 31, 2009 and 2008, the Company had approximately $7,718,000 and $6,794,000, respectively, of net operating loss carryforwards, which begin expiring in 2023.  Realization of the deferred tax asset is dependent on generating sufficient future taxable income.  A valuation allowance on the net deferred tax asset has been provided due to the uncertainty of future taxable income.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

11.  401(k) PLAN

The Company implemented a 401(k) Plan (“Plan”) on July 1, 2007 to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. No discretionary contributions were made in 2009 or 2008.

12.  RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2009, a shareholder provided a $75,000 short term loan to the Company for operating capital. Total interest of $593 accrued at Prime rate plus 2% during the borrowing period. The loan and accrued interest were repaid during March 2009.

During the quarter ended June 30, 2009, four shareholders provided a total of $325,000 in short term loans to the Company for operating capital. Total interest of $388 accrued at Prime rate plus 2% during the borrowing period. The loans and accrued interest were converted to the terms of the Debenture Financing which closed on July 20, 2009.

During the quarter ended September 30, 2009, four shareholders made short term operating loans totaling $325,000 and $1,280 in accrued interest were converted to the terms of the Debenture Financing which closed on July 20, 2009.

There were no related party transactions in the quarter ended December 31, 2009.

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

13.  COMMITMENTS AND CONTINGENCIES

At December 31, 2009, the Company was obligated under an operating lease for certain office space for approximately $12,000 per month. Commitments for this lease, which expires on September 19, 2013, are as follows:

2010	$142,000
2011	$142,000
2012	$147,000
2013	$105,000
$536,000

Rent and occupancy expense was $143,782 and $94,888 for 2009 and 2008, respectively.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

14.	CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its receivables.  At December 31, 2009, accounts receivable from three customers comprised approximately 80% of the Company’s total accounts receivable – trade. Revenues from one customer approximated 75% of total revenues for 2009.  At December 31, 2008, accounts receivable from three customers comprised approximately 83% of the Company’s total accounts receivable - trade. Revenues from four customers approximated 69% of total revenues for 2008.

15.  SUBSEQUENT EVENTS

On February 12, 2010, the Company entered into an asset sale with private investors who acquired the digiTicket product and associated fixed assets. In addition to the $400,000 sales price, the acquiring entity has agreed to lease the digiTicket management, development and marketing personnel for a period of six months at cost after which time the personnel will transition to the acquiring entity and to reimburse the Company $7,683 per month for six months for shared occupancy costs. Proceeds from the asset sale will provide working capital for acceleration of product development and marketing of the Company’s high growth mobile app market.

Debenture investors have invested an additional $283,880 in 2010 and received 2,838,800 associated warrants. Debenture investors received a total of 852,442 shares of restricted common stock in satisfaction of $28,983 in accrued interest during the fourth quarter 2009.

The Company issued 7,751,911 compensation shares to employees for services rendered between the second and fourth quarters of 2009 which had been accrued at a value of $7,495 in stock based compensation.

The Company had a stock bonus plan for the second half of 2009 which resulted in 1,000,000 shares of restricted common stock with a three year vesting period. These shares will be issued either in the first or second quarters of 2010.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

16.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years ended December 31 for:

	2009	2008

Interest	$11,801	$8,420

Income taxes	$-	$-

Noncash investing and financing activities are as follows for the years ended December 31:

	2009	2008

Stock based compensation	$36,857	$78,603

Stock issued for Services	$140,525	$110,269

Deferred offering costs netted against funds raised	$415,520	$-

Notes payable converted to common stock	$-	$1,397,272