Form 10-Q
period 2010-03-31
MACROSOLVE INC
filed 2010-05-07
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 3, 2010 was 63,566,476.

PART I
FINANCIAL INFORMATION

MACROSOLVE, INC.

BALANCE SHEETS
	(unaudited) 3/31/2010	(audited) 12/31/2009
ASSETS
CURRENT ASSETS:
Cash	$264,439	$51,120
Accounts receivable - trade	27,294	103,861
Prepaid expenses and other	33,180	41,399
Total current assets	324,913	196,380

PROPERTY AND EQUIPMENT, at cost:	240,569	258,323
Less - accumulated depreciation and amortization	(146,165)	(151,683)
Net property and equipment	94,404	106,640
OTHER ASSETS:
Note receivable	135,577	135,577
Software development costs, net of accumulated amortization of $248,966 and $200,779 as of March 31, 2010 and December 31, 2009, respectively	849,953	1,205,748
Other assets	21,728	21,728
Total other assets	1,007,258	1,363,053
TOTAL ASSETS	$1,426,575	$1,666,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$54,696	$54,696
Accounts payable - trade and accrued liabilities	161,778	214,936
Unearned income	8,239	70,156
Total current liabilities	224,713	339,788
LONG-TERM DEBT, less current maturities
Oklahoma Technology Commercialization Center	237,500	237,500
Arvest equipment loan	12,376	29,031
Convertible secured debentures	1,887,344	1,603,464
Total long-term debt, less current maturities	2,137,220	1,869,995
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 200,000,000 shares; issued and outstanding 59,989,407 and 49,611,110 shares, at March 31, 2010 and December 31, 2009 respectively	599,894	496,112
Additional paid-in capital	7,126,944	7,176,360
Accumulated deficit	(8,662,196)	(8,216,182)
Total stockholders’ (deficit) equity	(935,358)	(543,710)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,426,575	$1,666,073

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS (unaudited)

For the Periods Ended March 31,	3/31/2010	3/31/2009

SALES:
Solution services	$166,940	$327,590
Hardware sales	76,920	26,051
Software licensing	30,370	7,294

Net sales	274,230	360,935

COST OF SALES:
Solution services	102,746	162,632
Hardware sales	63,853	24,749
Software licensing	—	77

Total cost of sales	166,599	187,458

Gross profit	107,631	173,477

OPERATING EXPENSES:
Solution services	24,433	86,625
Depreciation and amortization	53,292	53,681
Selling, general and administrative	400,303	408,113

Total operating expenses	478,028	548,419

Loss from operations	(370,397)	(374,942)

OTHER INCOME (EXPENSE):
Interest income	353	92
Interest expense	(38,474)	(5,254)
Loss on sale of asset	(17,944)	—
Stock based compensation	(19,526)	(22,655)

Total other expense	(75,591)	(27,817)

LOSS BEFORE INCOME TAXES	(445,988)	(402,759)

INCOME TAXES	—	—

NET LOSS	$(445,988)	$(402,759)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(445,988)	$(402,759)

Loss allocable to common stockholders	$(445,988)	$(402,759)

Basic and diluted loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS (unaudited)

For the Periods Ended March 31,	3/31/2010	3/31/2009

OPERATING ACTIVITIES:
Net loss	$(445,988)	$(402,759)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	53,292	53,681
Stock based compensation	8,883	22,589
Issuance of stock for services	16,500	22,500
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable - trade	76,567	(19,670)
Decrease in prepaid expenses and other	8,219	18,919
(Decrease) increase in accounts payable - trade and accrued liabilities	(53,185)	32,706
(Decrease) in unearned income	(61,917)	(53,708)
Net cash (used in) provided by operating activities	(397,629)	(325,742)

INVESTING ACTIVITIES:
Purchase of equipment	(1,816)	(6,637)
Sale of digiTicket assets	416,569	—
Disposal of equipment	616	—
Software development costs	(100,630)	(117,033)
Net cash provided by (used in) investing activities	314,739	(123,670)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	—	450,000
Proceeds from exercise of warrants and options	—	120,203
Deferred offering costs	—	(44,518)
Issuance of stock for debenture interest	28,983	—
Proceeds from debenture financing	283,880	—
Repayments of notes payable	(16,654)	(48,080)
Proceeds from shareholder loan	—	75,000
Repayments of shareholder loan	—	(75,000)
Net cash provided by financing activities	296,209	477,605
NET INCREASE IN CASH	213,319	28,193

CASH, beginning of year	51,120	101,397

CASH, end of year	$264,439	$129,590

The accompanying notes are an integral part of these statements.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended March 31, 2010

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The financial statements as of December 31, 2009 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2009.

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

3.	NOTE RECEIVABLE

Note receivable at March 31, 2010 and December 31, 2009 Consist of the following:	March 31, 2010	Dec 31, 2009

Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (8.25% at September 30, 2009), due June 30, 2011. The note may be converted to common stock of the borrower prior to the due date at MacroSolve’s discretion.	$135,577	$135,577

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended March 31, 2010

4.	DEBENTURES AND NOTES PAYABLE

Notes payable at March 31, 2010 and December 31, 2009 consist of the following:	March 31, 2010	Dec 31, 2009

On July 20, 2009 the Company entered into a Securities Purchase Agreement with a syndicate of private investors to obtain up to $2.3 million financing through the issue of convertible secured debentures. Draws against the debentures occurred at closing and monthly thereafter, unless waived by Lead Investor, provided the Company meets monthly operational milestones agreed with Lead Investor. The debentures accrue interest at prime rate plus 5.0% (8.25% at March 31, 2010) to be paid quarterly in cash or in common stock at the Company’s option. The value per share of common stock issued for accrued interest is 85% of the volume weighted average closing price on the last five days of trading prior to the interest payment date, but not less than $0.10 per share. Accrued interest of $36,928 at March 31, 2010 will be settled by the issuance of 863,873 shares valued at $0.043.

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
	$1,887,334	$1,320,601

Advancing term loan with a financial institution of up to $125,000 with interest only payable monthly at prime rate plus 2.0% (5.25% at March 31, 2010), until January, 2009, with principal and interest due at prime rate plus 2.0% amortized ratably over 30 months, due August 31, 2011, and secured by substantially all assets of the company.	$63,073	$83,726

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008. The monthly payments were suspended in October 2008 with resumption anticipated upon significant equity raise.	$237,500	$237,500

As of March 31, 2010, maturities of long-term debt are: $54,696 in 2010 and $249,877 in 2011 and $1,887,344 thereafter.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended March 31, 2010

5.	EMPLOYEE STOCK PLANS

A summary of activity under the Employee Stock Plans as of March 31, 2010 and changes during the period then ended is presented below:

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price	Shares

Outstanding – December 31, 2009	5,775,377	$0.60	232,423
Exercisable – December 31, 2009	5,518,177	$0.53	—
Granted	—	—	8,739,910
Exercised or Vested	—	—	(28,404)
Forfeited or Expired	(74,856)	$0.60	(97,320)
Outstanding – March 31, 2010	5,700,521	$0.60	8,846,609
Exercisable – March 31, 2010	5,518,121	$0.55	—

The weighted-average grant-date calculated value of options granted during the period ended March 31, 2010 is not applicable.  Options outstanding at March 31, 2010 had an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 4.5 years. Options that were exercisable at March 31, 2010 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 4.5 years.

A summary of the status of the Company’s nonvested options as of and for the three months ended March 31, 2010 is presented below:

	Stock Options
Nonvested Shares	Options	Weighted- Average Grant Date.Calculated Value	Restricted Stock

Nonvested - Beginning of Year 2010	257,200	$—	232,423
Granted	—	$—	8,739,910
Vested	(70,600)	$—	(28,404)
Forfeited	(4,200)	$—	(97,320)
Nonvested–Quarter Ended March 31, 2010	182,400	$—	8,846,609

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended March 31, 2010

As of March 31, 2010, there was $-0- unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan.

6.	SHAREHOLDERS’ EQUITY

The Company issued a total of 10,472,295 common shares and cancelled a total of 94,030 common shares in the quarter ended March 31, 2010, described further as follows:

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 400,000 shares of restricted stock on January 1, 2010 for their fourth quarter 2009 compensation. The Company recorded $400 as accrued stock based compensation in 2009 for these shares at a fair market value which reflected the lack of marketability of the one year Section 144 holding period for Affiliates.

The Company issued 852,442 shares of common stock valued at $0.034 in the first quarter of 2010 to settle $28,983 accrued interest from December 31, 2009 to the debenture investors.

The Company engaged two vendors in 2009 to provide marketing services. One vendor received 332,978 shares valued at $12,500 and the other vendor received 106,553 shares valued at $4,000 in the first quarter of 2010 to satisfy accrued liability for their services.

The Company issued 7,751,911 compensation shares to employees for services rendered between the second and fourth quarters of 2009 which had been accrued at a value of $7,495 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment. During the first quarter of 2010, 82,030 shares were forfeited.

The Company had a stock bonus plan for the second half of 2009 which resulted in 999,999 shares of common stock being issued to employees at a value of $1,000 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a three year time lapse restriction that vests annually over a three year period and are subject to forfeiture upon voluntary termination of employment. During the first quarter of 2010, 12,000 shares were forfeited.

The Company issued 28,412 shares of stock to employees who vested in the first year of the Fourth Quarter 2008 Stock Bonus Plan. The Company had previously recognized $946 in accrued stock based compensation expense for these shares.

Debenture investors invested $283,880 in the first quarter of 2010 and received 2,838,800 associated warrants with a ten cent strike price exercisable until July 30, 2014.

On March 24, 2010 the Company filed Post-Effective Amendment No. 1 to its Registration Statement Form S-8 No. 333-162426 filed on October 13, 2009 with the Securities and Exchange Commission. The Amendment was filed solely to amend the reoffer prospectus related to the resale of control securities acquired or to be acquired by the selling shareholders listed under the “Selling Shareholder” section of the prospectus. The prospectus aggregates 23,608,657 shares of MacroSolve common stock issued prior to 2010 or expected to be issued in 2010 to Officers and Directors pursuant to the 2009 Stock Compensation Plan and the Company’s Stock Bonus Plan. All of the shares being reoffered and resold for the account of the selling stockholders. MacroSolve will not receive any of the proceeds from the resale of these shares.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended March 31, 2010

7.	EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the quarters ended March 31, 2010 and 2009:

	For the Quarters Ended
	March 31, 2010	March 31, 2009
Numerator:
Net Loss	(445,988)	($402,759)
Numerator for basic and diluted	(445,988)	($402,759)
Denominator:
Weighted-average number of
common shares outstanding	54,800,275	26,253,039
	($0.01)	($0.01)

8.	RELATED PARTY TRANSACTION

On February 12, 2010, the Company entered into an asset sale with private investors who acquired the digiTicket product and associated fixed assets. In addition to the $400,000 sales price, the acquiring entity agreed to lease the digiTicket management, development and marketing personnel for a period of six months at cost after which time the personnel will transition to the acquiring entity and to reimburse the Company $7,683 per month for six months for shared occupancy costs. Proceeds from the asset sale will provide working capital for acceleration of product development and marketing of the Company’s high growth mobile app market. The President of the acquiring entity, Eric Fultz, was formerly a vice president of MacroSolve, Inc.

9.	SUBSEQUENT EVENTS

The Company issued 2,357,778 shares of compensation shares to employees for services rendered during the first quarter of 2010 which had been accrued at a value of $2,358 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company issued 35,416 shares of stock to employees who vested in the first year of the First Quarter 2009 Stock Bonus Plan. The Company had previously recognized $1,320 in accrued stock based compensation expense for these shares.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 320,000 shares of restricted stock on April 1, 2010 for their first quarter 2010 compensation. The Company recorded $4,000 in stock based compensation for each of its four independent directors as the issued shares were registered in Post-Effective Amendment No. 1 to the Company’s Registration Statement Form S-8 and not with the previous Section 144 restriction. The directors are restricted from selling by stated Company blackout periods and by other restrictions on Affiliates by the Securities and Exchange Commission.

The Company issued 863,873 shares of common stock valued at $0.043 in the second quarter of 2010 to settle $36,928 accrued interest from March 31, 2010 to the debenture investors.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended March 31, 2010

10.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during three months ended March 31, 2010 and 1009 are:

	2010	2009
Interest	$200	$5,254
Income taxes	$—	$—

Noncash activities are as follows for the three months ended March 31, 2010 and 2009 are:

	2010	2009
Stock based compensation	$8,883	$22,589
Stock issued for services	$16,500	$22,500
Stock issued for debenture interest	$28,983	$—
Stock issued for financial and legal services in connection with stock offering	$—	$37,000
Deferred offering costs netted against private placement proceeds	$—	$30,761

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

Currently the Company has ongoing projects both domestic and international and operates three websites including ‘www.goanyware.com’, ‘www.macrosolve.com’ and the industry thought leading blog ‘www.mobilebizbuzz.com.

Plan of Operation

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

Additional software products powered by ReFormXT are in various stages of development. A marketing, promotion and branding product called DineInsight was introduced in the fourth quarter of 2009. DineInsight, powered by ReFormXT, is a mobile application for the restaurant industry which collects market intelligence and contact information directly from the customer. The Company is continuing to prove the concept and enhance the offering by working closely with its initial customer base. DineInsight, and a companion product called ClubInsight, has been deployed to nine initial customers during the First Quarter of 2010. The Company has entered into several reseller arrangements and is actively pursuing additional resellers for its “powered by ReFormXT” products in specialized vertical markets while increasing its captive sales force to also sell directly to end users. DineInsight and ClubInsight are expected to contribute less than 20% of the 2010 annual revenues.

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

Results of Operations

Quarter Ended March 31, 2010 compared to Quarter Ended March 31, 2009 (all references are to the Quarter Ended March 31)

Net Sales: Net Sales decreased $87,000 or 24% to $274,000 in the first quarter ended March 31, 2010 from $361,000 for the same period in 2009.  Sources of revenue were derived from our services business, hardware sales and software licensing.  Services revenue represented the majority of Net Sales, with a decrease of $161,000 for the first quarter of 2010 to $167,000 from $328,000 in the first quarter of 2009.  This was primarily due to a reduction in work under contract in the first quarter of 2010.  Hardware sales to third parties and in support of our services activities for the first quarter of 2010 were $77,000, up $51,000 or 195% from $26,000 for the same period in 2009. Hardware sales totaling $54,000 in the first quarter of 2010 are attributable to digiTicket, a division which was sold to private investors in February 2010. Software licensing sales increased $23,000 or 316% for the period to $30,000 from $7,000 for the same period in 2009. Software revenues from digiTicket were $26,000 in the first quarter of 2010 and included $23,000 in deferred software revenues that were recognized in February 2010 when the division was sold.

Cost of Sales and Gross Profit:  Cost of Sales for the first quarter of 2010 decreased $21,000 or 11%, in line with the lower level of revenues from $187,000 in 2009 to $166,000 in 2010.  The majority of this decrease was associated with workforce reductions and reassignments of resources to product development.  The resultant Gross Profit for the first quarter of 2010 of $108,000 was down $65,000 or 38% under the Gross Profit for the same period in 2009 of $173,000.  The digiTicket hardware sales are not contributing significantly to profit margins as the initial customers are allowed substantial price incentives in exchange for serving as reference accounts. Gross profit margins were 39% and 48% for the first quarter of 2010 and 2009, respectively. The Company anticipates margins to increase in relation to its increase in software revenues from “powered by ReFormXT” product lines during the remainder of 2010.

Operating, Expenses:  Operating expenses include selling, general and administrative expenses and depreciation expense.  Operating, expenses decreased by $70,000, or 13% in the first quarter of 2010 to $478,000 from $548,000 in 2009.  This decrease reflects cost savings from workforce adjustments in 2009 and cost savings from changing audit firms in 2009.

Loss from Operations:  Loss from operations for the first quarter of 2010 was $370,000, an increase of $5,000 or 1% from the loss from operations in 2009 of $375,000 as a result of the aforementioned decrease in gross profit offset by decrease in total operating expenses.

Other Income and Expense:  Total other expense of $76,000 in 2010 represented an increase of 172% or $48,000 from $28,000 in 2009 as a result of interest expense associated with debenture financing which began in the second quarter of 2009.  The interest expense of $37,000 on debenture financing was paid with 863,387 shares of common stock valued at 85% of the value weighted average price of the Company’s stock, or $0.043 per share, for the last five trading days of the quarter.  The Company recognized a loss of $18,000 in the first quarter of 2010 on the sale of digiTicket.

Net Loss:  Net loss of $446,000 for the first quarter of 2010 was $43,000 or 11% higher than the net loss of $403,000 for the same period in 2009 primarily attributable to the non-cash interest expense related to debenture financing and loss on the sale of digiTicket assets.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and proceeds from issuance of debentures and investments of equity by qualified investors.

On July 20, 2009 the Company entered into a Securities Purchase Agreement with a group of private investors committing to purchase Floating Rate Convertible Subordinated Debentures in the amount of $2,326,280. During the first quarter 2010, the Company received $283,880 from these investors bringing the total borrowed to date to $1,887,344 and leaving a balance of $438,936 available. The debenture financing, cash generated from current operations and the sale of digiTicket in February 2010 to private investors is expected to provide adequate capital to fund the Company’s operations through 2010. The Company anticipates the need for a $100,000 working capital line of credit to finance receivables in the second half of 2010. At the present time, the Company does not have this facility in place.

The Company does lack growth capital and anticipates that approximately $2 million to $3 million in additional investment capital will be required within the next three years to execute our growth strategy. It is the Company’s intention to raise additional capital in 2010 to support its growth requirements. There is no assurance that capital in any form will be available to us and, if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may not be able to implement our growth strategy.

As of March 31, 2010, the Company had total current assets of $324,913 and total current liabilities of $224,713. As of March 31, 2010, the Company had cash and cash equivalents of $264,439. As of March 31, 2010, the Company has $438,936 available financing from the private debenture investors who had invested $1,887,344 as of that date.

As a development stage company that began operations in 1997, the Company has incurred $8,662,196 in cumulative total losses from inception through March 31, 2010. The Company’s independent registered public accounting firm’s audit report for the year ended December 31, 2009 included in the Company’s Form 10-K a qualified opinion and an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to create and market innovative products and services and sustain adequate working capital to finance its operations.

To lower our required cash expenditures, the Company issues its shares, which have been registered by the Company,  to employees for compensation for services.  The Company issued a total of 6,040,786 common shares and cancelled a total of 94,030 common shares in the quarter ended March 31, 2010, described further as follows:

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 400,000 shares of restricted stock on January 1, 2010 for their fourth quarter 2009 compensation. The Company recorded $400 as accrued stock based compensation in 2009 for these shares at a fair market value which reflected the lack of marketability of the one year Section 144 holding period for Affiliates.

The Company engaged two vendors in 2009 to provide marketing services. One vendor received 332,978 shares valued at $12,500 and the other vendor received 106,553 shares valued at $4,000 in the first quarter of 2010 to satisfy accrued liability for their services.

The Company issued 7,751,911 compensation shares to employees for services rendered between the second and fourth quarters of 2009 which had been accrued at a value of $7,495 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment. During the first quarter of 2010, 82,030 shares were forfeited.

The Company had a stock bonus plan for the second half of 2009 which resulted in 999,999 shares of common stock being issued to employees at a value of $1,000 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a three year time lapse restriction that vests annually over a three year period and are subject to forfeiture upon voluntary termination of employment. During the first quarter of 2010, 12,000 shares were forfeited.

The Company issued 28,412 shares of stock to employees who vested in the first year of the Fourth Quarter 2008 Stock Bonus Plan. The Company had previously recognized $946 in accrued stock based compensation expense for these shares.

On March 24, 2010 the Company filed Post-Effective Amendment No. 1 to its Registration Statement Form S-8 No. 333-162426 filed on October 13, 2009 with the Securities and Exchange Commission. The Amendment was filed solely to amend the reoffer prospectus related to the resale of control securities acquired or to be acquired by the selling shareholders listed under the “Selling Shareholder” section of the prospectus. The prospectus aggregates 23,608,657 shares of MacroSolve common stock issued prior to 2010 or expected to be issued in 2010 to Officers and Directors pursuant to the 2009 Stock Compensation Plan and the Company’s Stock Bonus Plan. All of the shares being reoffered and resold for the account of the selling stockholders. MacroSolve will not receive any of the proceeds from the resale of these shares.

Sources and Uses of Cash

	Three Months Ended March 31,
(In thousands)	2010	2009
Cash flow data:
Net cash (used in) operating activities	$(398)	$(326)
Net cash provided by (used in) investing activities	315	(124)
Net cash provided by financing activities	296	478
Net increase in cash and cash equivalents	213	28
Cash and cash equivalents, beginning of period	51	101
Cash and cash equivalents, end of period	$264	$129

Operating Activities
Net cash used in operating activities for the three months ended March 31, 2010 was $398,000, an increase of $72,000 from the same period in 2009 reflecting the higher net operating loss for the first three months of 2010 and the decrease in liabilities, including deferred revenue, associated with the sale of digiTicket to private investors.

Investing Activities
Cash provided by investing activities for the three months ended March 31, 2010 was $315,000, up $439,000 from the same period in 2009 represented principally by the proceeds of selling digiTicket to private investors in February 2010.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2010 was $296,000 as compared with $478,000 for the same period last year, a decrease of $182,000.  Cash provided by financing activities in 2010 was primarily from $284,000 in financing received from the sale of debentures.

As of March 31, 2010, the Company had cash and cash equivalents in the amount of $264,000 as compared with $129,000 at March 31, 2009.

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

At the quarter ending March 31, 2010 and at fiscal year ending December 31, 2009, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

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

Software Development Costs:

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  These costs are amortized over three years and are reviewed for impairment at each period end.  No capitalized software costs are considered impaired at March 31, 2010.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended March 31, 2010 and December 31, 2009.

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

Effect of Recently Issued Accounting Pronouncements

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

N/A

Item 4T. Controls and Procedures.
N/A

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Form 10-K filed with the SEC on March 30, 2010, for the period ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

The following shares of common stock were issued to accredited investors that purchased our debentures.  These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.  No general solicitation or advertising was used to market the securities:

The Company issued 852,442 shares of common stock valued at $0.034 in the first quarter of 2010 to settle $28,983 accrued interest from December 31, 2009 to the debenture investors.

Debenture investors invested $283,880 in the first quarter of 2010 and received 2,838,800 associated warrants with a ten cent strike price exercisable until July 30, 2014.

The Company issued 863,873 shares of common stock valued at $0.043 in the second quarter of 2010 to settle $36,928 accrued interest from March 31, 2010 to the debenture investors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None

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

MACROSOLVE, INC.

Date: May 7, 2010	By:	/s/ Clint Parr
Clint Parr
Chief Executive Officer

Date: May 7, 2010	By:	/s/ Kendall Carpenter
Kendall Carpenter
Chief Financial Officer