Form 10-Q
period 2010-06-30
MACROSOLVE INC
filed 2010-08-06
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
  (Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐   No ☒

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 3, 2010 was 63,480,008.

PART I
FINANCIAL INFORMATION

MACROSOLVE, INC.

BALANCE SHEETS
	(unaudited)	(audited)
	6/30/2010	12/31/2009

ASSETS

CURRENT ASSETS:
Cash	$39,691	$51,120
Accounts receivable - trade	34,893	103,861
Prepaid expenses and other	27,506	41,399

Total current assets	102,090	196,380

PROPERTY AND EQUIPMENT, at cost:	248,424	258,323
Less - accumulated depreciation and amortization	(151,177)	(151,683)

Net property and equipment	97,247	106,640

OTHER ASSETS:
Note receivable	135,577	135,577
Software development costs, net of accumulated amortization of $297,153 and $200,779 as of June 30, 2010 and December 31, 2009, respectively	866,417	1,205,748
Other assets	21,728	21,728

Total other assets	1,023,722	1,363,053

TOTAL ASSETS	$1,223,059	$1,666,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$54,696	$54,696
Accounts payable - trade and accrued liabilities	134,763	214,936
Unearned income	14,871	70,156

Total current liabilities	204,330	339,788

LONG-TERM DEBT, less current maturities
Oklahoma Technology Commercialization Center	237,500	237,500
Bank equipment loan	4,287	29,031
Convertible secured debentures	2,117,208	1,603,464
Total long-term debt, less current maturities	2,358,995	1,869,995

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 200,000,000 shares; issued and outstanding 63,480,006 and 49,611,110 shares, at June 30, 2010 and December 31, 2009, respectively	634,800	496,112
Additional paid-in capital	7,149,396	7,176,360
Accumulated deficit	(9,124,462)	(8,216,182)

Total stockholders’ (deficit) equity	(1,340,266)	(543,710)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,223,059	$1,666,073

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS (unaudited)
	Unaudited		Unaudited
	For the Quarters Ended		For the Six Months Ended
For the Periods Ended June 30,	6/30/2010	6/30/2009	6/30/2010	6/30/2009

SALES:
Solution services	$123,509	$146,215	$290,449	$473,805
Hardware sales	1,117	32,714	78,036	58,765
Software licensing	9,706	6,677	40,075	13,971

Net sales	134,332	185,606	408,560	546,541

COST OF SALES:
Solution services	66,407	81,030	169,152	243,661
Hardware sales	890	26,616	64,743	51,365
Software licensing	-	-	-	77

Total cost of sales	67,297	107,646	233,895	295,103

Gross profit	67,035	77,960	174,665	251,438

OPERATING EXPENSES:
Solution services	12,713	62,352	44,787	166,312
Depreciation and amortization	53,199	53,172	106,491	106,853
Selling, general and administrative	400,464	390,783	793,126	781,560

Total operating expenses	466,376	506,307	944,404	1,054,725

Loss from operations	(399,341)	(428,347)	(769,739)	(803,287)

OTHER INCOME (EXPENSE):
Interest income	134	125	486	217
Interest expense	(40,965)	(4,753)	(79,438)	(10,007)
Loss on sale of asset	-	-	(17,944)	-
Stock based compensation	(22,089)	(33,646)	(41,615)	(56,302)

Total other expense	(62,920)	(38,274)	(138,511)	(66,092)

LOSS BEFORE INCOME TAXES	(462,261)	(466,621)	(908,250)	(869,379)

INCOME TAXES	-	-	-	-

NET LOSS	$(462,261)	$(466,621)	$(908,250)	$(869,379)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(462,261)	$(466,621)	$(908,250)	$(869,379)

Loss allocable to common stockholders	$(462,261)	$(466,621)	$(908,250)	$(869,379)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS (unaudited)

For the Periods Ended June 30,	6/30/2010	6/30/2009

OPERATING ACTIVITIES:
Net loss	$(908,250)	$(869,378)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	106,491	106,853
Stock based compensation	29,313	56,302
Issuance of stock for services	16,500	29,025
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable - trade	68,968	120,140
(Increase) in inventory	(8,564)	-
Decrease in prepaid expenses and other	22,426	32,587
(Decrease) in accounts payable - trade and accrued liabilities	(80,173)	(22,626)
(Decrease) in unearned income	(55,285)	(52,359)

Net cash (used in) provided by operating activities	(808,574)	(599,456)

INVESTING ACTIVITIES:
Purchase of equipment	(9,671)	(9,037)
Sale of digiTicket assets	416,569	-
Disposal of equipment	616	1,168
Software development costs	(165,280)	(295,832)

Net cash provided by (used in) investing activities	242,234	(303,701)

FINANCING ACTIVITIES:
Issuance of stock for debenture interest	65,911	-
Proceeds from debenture financing	513,744	-
Repayments of long term debt	(24,744)	(20,276)
Proceeds from issuance of common stock and warrants	-	600,000
Proceeds from exercise of warrants and options	-	120,203
Deferred offering costs	-	(32,877)
Repayments of notes payable	-	(96,250)
Proceeds from investor loans, including accrued interest	-	325,388

Net cash provided by financing activities	554,911	896,188

NET INCREASE IN CASH	(11,429)	(6,969)

CASH, beginning of period	51,120	101,397

CASH, end of year period	$39,691	$94,428

The accompanying notes are an integral part of these statements.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended June 30, 2010

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

3.	NOTE RECEIVABLE

Note receivable at June 30, 2010 and December 31, 2009 consist of the following:	June 30, 2010	Dec 31, 2009

Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (8.25% at September 30, 2009), due June 30, 2011. The note may be converted to common stock of the borrower prior to the due date at MacroSolve’s discretion.	$135,577	$135,577

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended June 30, 2010

4.	DEBENTURES AND NOTES PAYABLE

Notes payable at June 30, 2010 and December 31, 2009 consist of the following:	June 30, 2010	Dec 31, 2009

On July 20, 2009 the Company entered into a Securities Purchase Agreement with a syndicate of private investors to obtain up to $2.3 million financing through the issue of Convertible Secured Debentures (the “Debentures”). Draws against the Debentures occurred at closing and monthly thereafter, unless waived by Lead Investor, provided the Company meets monthly operational milestones agreed with Lead Investor. The Debentures accrue interest at prime rate plus 5.0% (8.25% at June 30, 2010) to be paid quarterly in cash or in common stock at the Company’s option. The conversion rate per share of common stock issued for accrued interest shall be equal to 85% of the volume weighted average closing price on the last five days of trading prior to the interest payment date (the “Conversion Rate”).  The Conversion Rate shall not be greater than $0.10 per share. Accrued interest of $40,016 at June 30, 2010 will be settled by the issuance of 1,255,413 shares valued at $0.032.

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
	$2,117,208	$1,320,601

Advancing term loan with a financial institution of up to $125,000 with interest only payable monthly at prime rate plus 2.0% (5.25% at June 30, 2010), until January, 2009, with principal and interest due at prime rate plus 2.0% amortized ratably over 30 months, due August 31, 2011, and secured by substantially all assets of the company.	$58,983	$83,726

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008. The monthly payments were suspended in October 2008 with resumption anticipated upon significant equity raise.	$237,500	$237,500

             As of June 30, 2010, maturities of long-term debt are:  $54,696 in 2010 and $241,787 in 2011 and $2,117,208 thereafter.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended June 30, 2010

5.       EMPLOYEE STOCK PLANS

  A summary of activity under the Employee Stock Plans as of June 30, 2010 and changes during the period then ended is presented below:

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price	Shares

Outstanding – March 31, 2010	5,700,521	$0.60	8,846,609

Exercisable – March 31, 2010	5,518,121	$0.55	-

Granted	160,000	$0.03	2,357,777

Exercised or Vested	(163,200)	$0.03	(35,414)

Forfeited or Expired	-	-	(86,468)

Outstanding – June 30, 2010	5,860,521	$0.58	11,082,504

Exercisable – June 30, 2010	5,681,321	$0.53	-

The weighted-average grant-date calculated value of options granted during the period ended June 30, 2010 is not applicable.  Options outstanding at June 30, 2010 had an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 4.4 years. Options that were exercisable at June 30, 2010 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 4.4 years.

A summary of the status of the Company’s nonvested options as of and for the Quarters Ended June 30, 2010 and March 31, 2010 is presented below:

	Stock Options
Nonvested Shares	Options	Weighted- Average Grant Date.Calculated Value	Restricted Stock

Nonvested - Beginning of Year 2010	257,200	$-	232,423

Granted	-	$-	8,739,910

Vested	(70,600)	$-	(28,404)

Forfeited	(4,200)	$-	(97,320)

Nonvested–Quarter Ended March 31, 2010	182,400	$-	8,846,609

Granted	-	$-	2,357,777

Vested	(3,200)	$-	(35,414)

Forfeited	-	$-	(86,468)

Nonvested-Quarter Ended June 30, 2010	179,200	$-	11,082,504

As of June 30, 2010, there was $-0- unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended June 30, 2010

6.	SHAREHOLDERS’ EQUITY

The Company issued a total of 3,577,067 common shares and cancelled a total of 86,468 common shares in the quarter ended June 30, 2010, described further as follows:

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

The Company issued 2,357,778 compensation shares to employees for services rendered in the first quarter of 2010 which had been accrued at a value of $2,358 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment. During the second quarter of 2010, 83,468 compensation shares previously issued for services were forfeited.

The Company had a stock bonus plan for the first quarter of 2009 which resulted in 35,416 shares of common stock being issued to employees at a value of $1,912 in stock based compensation. The shares were awarded with annual vesting over a three year period and are subject to forfeiture upon voluntary termination of employment. During the first quarter of 2010, 3,000 compensation shares previously issued for bonuses were forfeited.

Debenture investors invested $229,864 in the second quarter of 2010 and received 2,298,636 associated warrants with a ten cent strike price exercisable until July 30, 2014.

7.	EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the quarters ended June 30, 2010 and 2009:

	For the Quarters Ended		For the Quarters Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator:
Net Loss	($462,261)	($466,621)	(908,250)	($869,379)
Numerator for basic and diluted	($462,261)	($466,621)	(908,250)	($869,379)
Denominator:
Weighted-average number of common shares outstanding	61,734,707	26,996,520	61,734,707	26,996,520
	($0.01)	($0.01)	($0.01)	($0.01)

8.	RELATED PARTY TRANSACTION

None

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended June 30, 2010

9.	SUBSEQUENT EVENTS

The Company issued 3,075,000 shares of compensation shares to employees for services rendered during the second quarter of 2010 which had been accrued at a value of $3,075 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company had a stock bonus plan for the second quarter of 2010 which resulted in 941,500 shares of common stock being issued to employees at a value of $941 in stock based compensation.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 426,668 shares of restricted stock on July 1, 2010 for their second quarter 2010 compensation. The Company recorded $4,000 in stock based compensation for each of its four independent directors as the issued shares were registered in Post-Effective Amendment No. 1 to the Company’s Registration Statement Form S-8 and not with the previous Section 144 restriction. The directors are restricted from selling by stated Company blackout periods and by other restrictions on Affiliates by the Securities and Exchange Commission.

The Company issued 1,255,413 shares of common stock valued at $0.032 in the third quarter of 2010 to settle $40,016 accrued interest from June 30, 2010 to the Debenture investors.

10.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during Six Months ended June 30, 2010 and 2009 are:

	2010	2009

Interest	$2,494	$5,254

Income taxes	$-	$-

Noncash activities are as follows for the Six Months ended June 30, 2010 and 2009 are:

	2010	2009

Stock based compensation	$29,313	$22,589

Stock issued for services	$16,500	$22,500

Stock issued for Debenture interest	$65,911	$-

Stock issued for financial and legal services in connection with stock offering	$-	$37,000

Deferred offering costs netted against private placement proceeds	$-	$30,761

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

Our latest technology and services capabilities generate a growing base of intellectual property, contract and an increasing amount of annuity based revenue. In 2009, we began investing in products which are being distributed through the leading mobile application stores.  The flagship product is ReFormXT™, which helps to minimize mobile application development effort. Three additional products have been brought to market which use ReFormXT technology for mobile target marketing, promotions and branding. These include DineInsight™ for the restaurant industry, ClubInsight™ for the membership organizations including, but not limited to, country clubs, golf courses and athletic facilities, and SchoolInsight™ for any type of school or academy.

Currently the Company has ongoing projects with customers throughout the United States and operates three websites including ‘www.goanyware.com’, ‘www.macrosolve.com’ and the industry thought leading blog ‘www.mobilebizbuzz.com.

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

Although Apple’s iPad product was just introduced in April 2010, the Company’s solution services division has already been engaged by several customers to develop proof of concept applications for the iPad as well as the iPhone and other mobile devices. The ability to quickly meet demand around this new product is due in large part to the Company’s length of business in the mobility space.

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

Additional software products powered by ReFormXT are in various stages of development. A marketing, promotion and branding product called DineInsight was introduced in the fourth quarter of 2009. DineInsight, powered by ReFormXT, is a mobile application for the restaurant industry which collects market intelligence and contact information directly from the customer. The Company is continuing to prove the concept and enhance the offering by working closely with its initial customer base. DineInsight, and two companion products called ClubInsight and SchoolInsight, has been deployed to eighteen initial customers during the First Half of 2010. The Company has entered into several reseller arrangements and is actively pursuing additional resellers for its “powered by ReFormXT” products in specialized vertical markets while increasing its captive sales force to also sell directly to end users. DineInsight, ClubInsight and SchoolInsight are expected to contribute less than 20% of the 2010 annual revenues.

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

Results of Operations

Quarter Ended June, 2010 compared to Quarter Ended June, 2009 (all references are to the Quarter Ended June 30)

Net Sales: Net Sales decreased $51,000 or 28% to $134,000 in the second quarter ended June 30, 2010 from $185,000 for the same period in 2009.  Sources of revenue were derived from our services business, software licensing and hardware sales.  Services revenue represented the majority of Net Sales, with a decrease of $23,000 for the second quarter of 2010 to $123,000 from $146,000 in the second quarter of 2009.  This was primarily due to a reduction in work under contract in the second quarter of 2010.  Software licensing sales increased $3,000 or 45% for the period to $10,000 from $7,000 for the same period in 2009. Hardware sales to third parties and in support of our services activities for the second quarter of 2010 were $1,000, down $32,000 or 97% from $33,000 for the same period in 2009. Hardware sales in the second quarter of 2009 are attributable to digiTicket, a division which was sold to private investors in February 2010. The Company is no longer pursuing hardware sales unless it directly benefits the software licensing activity.

Cost of Sales and Gross Profit:  Cost of Sales for the second quarter of 2010 decreased $40,000 or 37%, in line with the lower level of revenues from $107,000 in 2009 to $67,000 in 2010.  Reduced hardware sales accounted for $26,000 of the decrease and the remaining decrease was associated with workforce reductions and reassignments of resources to product development.  The resultant Gross Profit for the second quarter of 2010 of $67,000 was down $11,000 or 14% under the Gross Profit for the same period in 2009 of $78,000.  The digiTicket hardware sales in the second quarter of 2009 did not contribute significantly to profit margins as the initial customers are allowed substantial price incentives in exchange for serving as reference accounts. Gross profit margins were 50% and 42% for the second quarter of 2010 and 2009, respectively. The Company anticipates margins to increase in relation to its increase in software revenues from “powered by ReFormXT” product lines during the remainder of 2010.

Operating, Expenses:  Operating expenses include selling, general and administrative expenses and depreciation expense.  Operating, expenses decreased by $40,000, or 8% in the second quarter of 2010 to $466,000 from $506,000 in 2009.  This decrease reflects shared occupancy and transition services reimbursements from the new owners of digiTicket.

Loss from Operations:  Loss from operations for the second quarter of 2010 was $399,000, a decrease of $29,000 or 7% from the loss from operations in 2009 of $428,000 as a result of the aforementioned decrease in gross profit offset by decrease in total operating expenses.

Other Income and Expense:  Total other expense of $63,000 in 2010 represented an increase of 64% or $25,000 from $38,000 in 2009 as a result of interest expense associated with financing from Floating Rate Convertible Subordinated Debentures (the “Debentures”), which began in the second quarter of 2009.  The second quarter interest expense of $40,000 on Debenture financing was paid with 1,255,413 shares of common stock valued at 85% of the value weighted average price of the Company’s stock, or $0.032 per share, for the last five trading days of the quarter.

Net Loss:  Net loss of $462,000 for the second quarter of 2010 was $4,000 or 1% lower than the net loss of $466,000 for the same period in 2009 primarily as a result of lower operating expenses offset by higher non-cash interest expense related to Debenture financing and lower gross profit.

Six Months Ended June, 2010 compared to Six Months Ended June, 2009 (all references are to the Six Months Ended June 30)

Net Sales: Net Sales decreased $138,000 or 25% to $409,000 in the six months ended June 30, 2010 from $547,000 for the same period in 2009.  Sources of revenue were derived from our services business, software licensing and hardware sales.  Services revenue represented the majority of Net Sales, with a decrease of $183,000 for the first six months of 2010 to $290,000 from $474,000 in the second half of 2009.  This was primarily due to a reduction in work under contract in the first half of 2010.  Software licensing sales increased $26,000 or 187% for the period to $40,000 from $14,000 for the same period in 2009. Software revenues from digiTicket were $26,000 in the first six months of 2010 and included $23,000 in deferred software revenues that were recognized in February 2010 when the division was sold. Hardware sales to third parties and in support of our services activities for the first six months of 2010 were $78,000, up $19,000 or 33% from $59,000 for the same period in 2009. Hardware sales totaling $54,000 in the first six months of 2010 are attributable to digiTicket, a division which was sold to private investors in February 2010.

Cost of Sales and Gross Profit:  Cost of Sales for the first six months of 2010 decreased $61,000 or 21%, in line with the lower level of revenues from $295,000 in 2009 to $234,000 in 2010.  The majority of this decrease was associated with workforce reductions and reassignments of resources to product development.  The resultant Gross Profit for the first six months of 2010 of $174,000 was down $77,000 or 31% under the Gross Profit for the same period in 2009 of $251,000.  The digiTicket hardware sales did not contribute significantly to profit margins as the initial customers are allowed substantial price incentives in exchange for serving as reference accounts. Gross profit margins were 43% and 48% for the first six months of 2010 and 2009, respectively. The Company anticipates margins to increase in relation to its increase in software revenues from “powered by ReFormXT” product lines during the remainder of 2010.

Operating, Expenses:  Operating expenses include selling, general and administrative expenses and depreciation expense.  Operating, expenses decreased by $110,000, or 10% in the first half of 2010 to $944,000 from $1,054,000 in 2009.  This decrease reflects shared occupancy and transition services reimbursements from the new owners of digiTicket.

Loss from Operations:  Loss from operations for the first six months of 2010 was $770,000, a decrease of $33,000 or 4% from the loss from operations in 2009 of $803,000 as a result of the aforementioned decrease in gross profit offset by decrease in total operating expenses.

Other Income and Expense:  Total other expense of $138,000 in 2010 represented an increase of 110% or $72,000 from $66,000 in 2009 as a result of interest expense associated with Debenture financing which began in the second quarter of 2009.  For the first half of 2010, the total interest on the Debenture financing of $77,000 has been paid with 2,118,800 shares of common valued at 85% of the value weighted average price of the Company’s stock for the last five trading days of each quarter.  The Company recognized a loss of $18,000 in the first six months of 2010 on the sale of digiTicket.

Net Loss:  Net loss of $908,000 for the first six months of 2010 was $39,000 or 4% higher than the net loss of $869,000 for the same period in 2009 primarily attributable to the a larger gross loss and higher non-cash interest expense related to Debenture financing partially offset by lower operating expenses.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and proceeds from issuance of Debentures and investments of equity by qualified investors.

On July 20, 2009 the Company entered into a Securities Purchase Agreement with a group of private investors committing to purchase Floating Rate Convertible Subordinated Debentures (the “Debentures”) in the amount of $2,326,280. During the first six months of 2010, the Company received $513,744 from these investors bringing the total borrowed to date to $2,117,208 and leaving a balance of $209,072 available. The Debentures accrue interest at prime rate plus 5.0% (8.25% at June 30, 2010) to be paid quarterly in cash or in common stock at the Company’s option. The conversion rate per share of common stock issued for accrued interest shall be equal to 85% of the volume weighted average closing price on the last five days of trading prior to the interest payment date (the “Conversion Rate”).  The Conversion Rate shall not be greater than $0.10 per share.

The Debenture financing, cash generated from current operations and licensing of ReFormXT, and the sale of digiTicket in February 2010 to private investors is expected to provide adequate capital to fund the Company’s operations through 2010. The Company anticipates the need for a $200,000 working capital line of credit to finance receivables in the second half of 2010. At the present time, the Company does not have this facility in place; however, two major shareholders have indicated a willingness to place such a facility if necessary.

The Company does lack growth capital and anticipates that approximately $2 million to $4 million in additional investment capital will be required within the next three years to execute our growth strategy. It is the Company’s intention to raise additional capital in 2010 to support its growth requirements. There is no assurance that capital in any form will be available to us and, if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may not be able to implement our growth strategy.

As of June 30, 2010, the Company had total current assets of $102,090 and total current liabilities of $204,330. As of June 30, 2010, the Company had cash and cash equivalents of $39,691. As of June 30, 2010, the Company has $209,072 available financing from the private Debenture investors who had invested $2,117,208 as of that date.

As a development stage company that began operations in 1997, the Company has incurred $9,124,462 in cumulative total losses from inception through June 30, 2010. The Company’s independent registered public accounting firm’s audit report for the year ended December 31, 2009 included in the Company’s Form 10-K a qualified opinion and an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to create and market innovative products and services and sustain adequate working capital to finance its operations.

To lower our required cash expenditures, the Company issues its shares, which have been registered by the Company, to employees for compensation for services.  The Company issued a total of 2,713,194 common shares and cancelled a total of 86,468 common shares in the quarter ended June 30, 2010, described further as follows:

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 400,000 shares of registered common stock on April 1, 2010 for their first quarter 2010 compensation.

The Company issued 2,357,778 compensation shares to employees for services rendered during the first quarter of 2010 which had been accrued at a value of $2,358 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment. During the second quarter of 2010, 83,468 shares previously issued to employees for services were forfeited.

The Company issued 35,416 shares of stock to employees who vested in the first year of the First Quarter 2009 Stock Bonus Plan. The Company recognized $1,912 in stock based compensation expense for these shares. During the second quarter of 2010, 3,000 shares previously issued to employees for bonus plans were forfeited.

Sources and Uses of Cash

	Six Months Ended June 30,
(In thousands)	2010	2009
Cash flow data:
Net cash (used in) operating activities	$(808)	$(599)
Net cash provided by (used in) investing activities	242	(304)
Net cash provided by financing activities	555	896
Net (decrease) increase in cash and cash equivalents	(11)	(7)
Cash and cash equivalents, beginning of period	51	101
Cash and cash equivalents, end of period	$40	$94

Operating Activities
Net cash used in operating activities for the six months ended June 30, 2010 was $808,000, an increase of $209,000 from the same period in 2009 reflecting the $39,000 higher net loss and overall decrease in current assets and liabilities.

Investing Activities
Cash provided by investing activities for the six months ended June 30, 2010 was $242,000, up $546,000 from the same period in 2009 represented principally by the proceeds of selling digiTicket to private investors in February 2010 and reduction in software development costs.

Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2010 was $555,000 as compared with $896,000 for the same period last year, a decrease of $341,000.  Cash provided by financing activities in 2010 was primarily from $514,000 in financing received from the sale of Debentures.

As of June 30, 2010, the Company had cash and cash equivalents in the amount of $40,000 as compared with $94,000 at June 30, 2009.

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

At the quarter ending June 30, 2010 and at fiscal year ending December 31, 2009, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

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

Software Development Costs:

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  These costs are amortized over three years and are reviewed for impairment at each period end.  No capitalized software costs are considered impaired at June 30, 2010.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended June 30, 2010 and December 31, 2009.

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

Effect of Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update No. 2010-05, “Compensation – Stock Compensation (Topic 718)”. ASU 2010-05 addresses escrowed share arrangements and the presumption of compensation. The Company does not have escrowed share arrangements and there fore does not expect the adoption of ASU 2010-05 to have a material effect on our financial statements.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) as an update to the April 2009 FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of ASU No. 2010-06 or FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T. Controls and Procedures.
N/A

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’ s rules and forms.

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

Item 1A. Risk Factors.

There has been no material changes in our risk factors from those disclosed in our Form 10-K filed with the SEC on May 7, 2010, for the period ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

The following shares of common stock were issued for accrued interest to accredited investors that purchased our Debentures:

Debenture investors invested $229,864 in the second quarter of 2010 and received 2,298,636 associated warrants with a ten cent strike price exercisable until July 30, 2014.

The Company issued 863,873 shares of common stock valued at $0.043 in the second quarter of 2010 to settle $36,928 accrued interest from March 31, 2010 to the Debenture investors.

The Company issued 1,255,413 shares of common stock valued at $0.032 in the third quarter of 2010 to settle $40,016 accrued interest from June 30, 2010 to the Debenture investors.

The Debentures were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.  No general solicitation or advertising was used to market the securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of Periodic Financial Reports by Clint Parr in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Per iodic Financial Reports by Kendall Carpenter in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by Clint Parr in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Kendall Carpenter in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROSOLVE, INC.

Date: August 6, 2010	By:	/s/ Clint Parr
Clint Parr
Chief Executive Officer

Date: August 6, 2010	By:	/s/ Kendall Carpenter
Kendall Carpenter
Chief Financial Officer