Form 10-Q
period 2010-09-30
MACROSOLVE INC
filed 2010-11-08
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
  (Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of November 2, 2010 was 98,402,190.

PART I  FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

MACROSOLVE, INC.

BALANCE SHEETS
	(unaudited)	(audited)
	9/30/2010	12/31/2009

ASSETS

CURRENT ASSETS:
Cash	$29,908	$51,120
Accounts receivable - trade	14,863	103,861
Prepaid expenses and other	58,465	41,399

Total current assets	103,236	196,380

PROPERTY AND EQUIPMENT, at cost:	249,398	258,323
Less - accumulated depreciation and amortization	(156,501)	(151,683)

Net property and equipment	92,896	106,640

OTHER ASSETS:
Note receivable	135,577	135,577
Software development costs, net of accumulated amortization
of $345,340 and $200,779 as of September 30, 2010 and
December 31, 2009, respectively	870,531	1,205,748
Other assets	19,139	21,728

Total other assets	1,025,247	1,363,053

TOTAL ASSETS	$1,221,380	$1,666,073

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$46,664	$54,696
Revolving Line of Credit	100,000	-
Note Payable - shareholder	90,443	-
Accounts payable - trade and accrued liabilities	180,888	214,936
Unearned income	9,471	70,156

Total current liabilities	427,466	339,788

LONG-TERM DEBT, less current maturities
Oklahoma Technology Commercialization Center	237,500	237,500
Bank equipment loan	-	29,031
Convertible secured debentures	-	1,603,464
Total long-term debt, less current maturities	237,500	1,869,995

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 200,000,000 shares;
issued and outstanding 92,421,388 and 49,611,110 shares, at
September 30, 2010 and December 31, 2009, respectively	924,214	496,112
Additional paid-in capital	9,272,345	7,176,360
Accumulated deficit	(9,640,145)	(8,216,182)

Total stockholders' (deficit) equity	556,414	(543,710)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,221,380	$1,666,073

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS (unaudited)
	Unaudited		Unaudited
	For the Quarters Ended		For the Nine Months Ended
For the Periods Ended September 30,	9/30/2010	9/30/2009	9/30/2010	9/30/2009

SALES:
Solution services	$114,445	$190,710	$403,594	$664,515
Hardware sales	-	64,605	78,036	123,370
Software licensing	11,519	7,428	51,593	21,399

Net sales	125,964	262,743	533,223	809,284

COST OF SALES:
Solution services	50,447	102,272	219,279	345,932
Hardware sales	-	59,811	65,062	111,177
Software licensing	-	-	-	77

Total cost of sales	50,447	162,083	284,341	457,186

Gross profit	75,517	100,660	248,882	352,098

OPERATING EXPENSES:
Solution services	9,182	39,984	53,971	206,295
Depreciation and amortization	82,964	53,483	189,454	160,336
Selling, general and administrative	399,492	405,118	1,191,315	1,187,024

Total operating expenses	491,638	498,585	1,434,740	1,553,655

Loss from operations	(416,121)	(397,925)	(1,185,858)	(1,201,557)

OTHER INCOME (EXPENSE):
Interest income	7	395	494	613
Interest expense	(53,861)	(19,064)	(133,299)	(28,726)
Loss on sale of asset	-	-	(17,944)	-
Stock based compensation	(45,711)	(186,411)	(87,326)	(242,713)

Total other expense	(99,565)	(205,080)	(238,075)	(270,826)

LOSS BEFORE INCOME TAXES	(515,686)	(603,005)	(1,423,933)	(1,472,383)

INCOME TAXES	-	-	-	-

NET LOSS	$(515,686)	$(603,005)	$(1,423,933)	$(1,472,383)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(515,686)	$(603,005)	$(1,423,933)	$(1,472,383)

Loss allocable to common stockholders	$(515,686)	$(603,005)	$(1,423,933)	$(1,472,383)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.05)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS (unaudited)
	Unaudited	Unaudited
For the Periods Ended September 30,	9/30/2010	9/30/2009

OPERATING ACTIVITIES:
Net loss	$(1,423,933)	$(1,472,383)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	189,454	160,336
Stock based compensation	49,130	41,198
Issuance of stock for services	42,750	29,025
Changes in current assets and liabilities:
Decrease in accounts receivable - trade	88,998	92,230
(Increase) in inventory	(9,397)	(562)
(Increase) decrease in prepaid expenses and other	(7,699)	22
(Decrease) increase in accounts payable - trade and
accrued liabilities	(34,048)	276,432
(Decrease) in unearned income	(60,685)	(28,877)

Net cash (used in) operating activities	(1,165,430)	(902,579)

INVESTING ACTIVITIES:
Purchase of equipment	(10,645)	(10,917)
Sale of digiTicket assets	416,569	-
Disposal of equipment	616	1,168
Software development costs	(244,445)	(518,128)

Net cash provided by (used in) investing activities	162,095	(527,877)

FINANCING ACTIVITIES:
Issuance of stock for debenture interest	105,927	-
Proceeds from debenture financing	722,816	994,321
Repayments of long term debt	(37,063)	(32,703)
Proceeds from issuance of common stock and warrants	-	600,000
Proceeds from exercise of warrants and options	-	120,203
Deferred offering costs	-	(49,258)
Proceeds from Note Payable	100,000	-
Repayments of notes payable	-	(188,000)
Proceeds from investor loans, including accrued interest	90,443	326,280

Net cash provided by financing activities	982,123	1,770,843

NET (DECREASE) INCREASE IN CASH	(21,212)	340,387

CASH, beginning of year	51,120	101,397

CASH, end of period	$29,908	$441,784

The accompanying notes are an integral part of these statements.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended September 30, 2010

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

3.	NOTE RECEIVABLE

Note receivable at September 30, 2010 and December 31, 2009 Consist of the following:	Sept 30, 2010	Dec 31, 2009

Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (8.25% at September 30, 2009), due June 30, 2011. The note may be converted to common stock of the borrower prior to the due date at MacroSolve’s discretion.	$ 135,577	$ 135,577

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended September 30, 2010

4.	DEBENTURES AND NOTES PAYABLE

Notes payable at September 30, 2010 and December 31, 2009 consist of the following:

On July 20, 2009 the Company entered into a Securities Purchase Agreement with a syndicate of private investors to obtain up to $2.3 million financing through the issue of convertible secured debentures. Draws against the debentures occurred at closing and monthly thereafter, unless waived by Lead Investor, provided the Company meets monthly operational milestones agreed with Lead Investor. The debentures accrue interest at prime rate plus 5.0% (8.25% at September 30, 2010) to be paid quarterly in cash or in common stock at the Company’s option. The value per share of common stock issued for accrued interest is 85% of the volume weighted average closing price on the last five days of trading prior to the interest payment date, but not more than $0.10 per share. Accrued interest of $46,123 at September 30, 2010 will be settled by the issuance of 2,196,321 shares valued at $0.021.

The Debenture Holders elected to convert the entire principal balance of $2,326,280 into the Company’s common stock at a conversion rate of $0.10 per share effective September 30, 2010.

For each share that the debenture may convert into, the Holders received one warrant exercisable at the Holder’s option into one share of common stock. The Warrants expire on the earlier of five years from issuance or July 30, 2014.	$ -	$ 1,320,601

Advancing term loan with a financial institution of up to $125,000 with interest only payable monthly at prime rate plus 2.0% (5.25% at September 30, 2010), until January, 2009, with principal and interest due at prime rate plus 2.0% amortized ratably over 30 months, due August 31, 2011, and secured by substantially all assets of the company.	$ 46,664	$ 83,726

Advancing term loan with a financial institution of up to $200,000 with interest only payable monthly at prime rate plus 1.0% (4.25% at September 30, 2010), until September 2011, and secured by substantially all assets of the company and the personal guarantees of two company directors. In exchange for the guarantees, each director receives a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share.	$ 100,000	$ -

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008. The monthly payments were suspended in October 2008 with resumption anticipated upon significant equity raise.	$ 237,500	$ 237,500

As of September 30, 2010, maturities of long-term debt are: $46,664 in 2010 and $237,500 in 2011.

In August and September 2010, the Company placed $90,000 in promissory notes with a qualified investor.
See Note 8.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended September 30, 2010

5.  EMPLOYEE STOCK PLANS

  A summary of activity under the Employee Stock Plans as of September 30, 2010 and changes during the period then ended is presented below:

Stock Options	Restricted Stock
	Options	Weighted Average Exercise Price	Shares
Outstanding – June 30, 2010	5,860,521	$0.58	11,082,504
Exercisable – June 30, 2010	5,681,321	$0.53	-
Granted	174,999	$0.05	4,016,500
Exercised or Vested	-	-	7,609,561
Forfeited or Expired	-	-	(20,000)
Outstanding – September 30, 2010	6,035,520	$0.57	7,469,443
Exercisable – September 30, 2010	5,856,320	$0.52	-

The weighted-average grant-date calculated value of options granted during the period ended September 30, 2010 is not applicable.  Options outstanding at September 30, 2010 had an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 4.0 years. Options that were exercisable at September 30, 2010 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 4.0 years.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended September 30, 2010

6.  EMPLOYEE STOCK PLANS (Continued)

A summary of the status of the Company’s nonvested options and restricted stock as of and for the Quarters Ended September 30, 2010, June 30, 2010 and March 31, 2010 is presented below:

Stock Options
Nonvested Shares	Options	Weighted- Average Grant Date.Calculated Value	Restricted Stock
Nonvested - Beginning of Year 2010	257,200	$-	232,423
Granted	-	$-	8,739,910
Vested	(70,600)	$-	(28,404)
Forfeited	(4,200)	$-	(97,320)
Nonvested–Quarter Ended March 31, 2010	182,400	$-	8,846,609
Granted	-	$-	2,357,777
Vested	(3,200)	$-	(35,414)
Forfeited	-	$-	(86,468)
Nonvested-Quarter Ended June 30, 2010	179,200	$-	11,082,504
Granted	-	$-	4,016,500
Vested	-	$-	(7,609,561)
Forfeited	-	$-	(20,000)
Nonvested-Quarter Ended September 30, 2010	179,200	$-	7,469,443

As of September 30, 2010, there was $-0- unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan. The weighted-average remaining vesting period is 9.4 months.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended September 30, 2010

7.    SHAREHOLDERS’ EQUITY

The Company issued a total of 28,966,861 common shares and cancelled a total of 20,000 common shares in the quarter ended September, 2010, described further as follows:

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

The Company issued 3,075,000 compensation shares to employees for services rendered in the second quarter of 2010 which had been accrued at a value of $3,075 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company had a stock bonus plan for the second quarter of 2010 which resulted in 941,500 shares of common stock being issued to employees at a value of $942 in stock based compensation. The shares were awarded with annual vesting over a three year period and are subject to forfeiture upon voluntary termination of employment. During the third quarter of 2010, 20,000 compensation shares previously issued for bonuses were forfeited.

Debenture investors invested $209,072 in the third quarter of 2010 and received 2,090,719 associated warrants with a ten cent strike price exercisable until July 30, 2014.

Debenture investors elected to convert their loans to common stock effective September 30, 2010 at a rate of $0.10 per share. A total of $2,326,280 in debenture loans were converted into 23,268,280 shares of common stock.

Director David Humphrey agreed to provide financial advisory and business development services to the Company valued at $8,750 per month in exchange for 58,333 nonqualified options with an agreed value of $0.20 and a strike price of $.05 with a five year exercise period. The Company issued options to Mr. Humphrey for services in July, August and September of 2010.

8.     EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the quarters ended September 30, 2010 and 2009:

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator:
Net Loss	$(515,686)	$(603,005)	$(1,423,933)	$(1,472,383)
Numerator for basic and diluted	$(515,686)	$(603,005)	$(1,423,933)	$(1,472,383)

Denominator:
Weighted-average number of
common shares outstanding	77,953,437	37,154,776	61,734,707	31,703,908

	$(0.01)	$(0.02)	$(0.02)	$(0.05)

9.	RELATED PARTY TRANSACTION

In August and September 2010, the Company placed $90,000 in promissory notes with a qualified investor. The notes were unsecured and provided for accrued interest of prime plus 3% (6.25% as of September 30, 2010) payable on maturity of October 14, 2010.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended September 30, 2010

10.	SUBSEQUENT EVENTS

The Company issued 3,660,714 shares of compensation shares to employees for services rendered during the third quarter of 2010 which had been accrued at a value of $3,661 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment. During the third quarter of 2010, 351,898 shares previously issued for employee compensation were forfeited.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 640,000 shares of restricted stock on October 1, 2010 for their third quarter 2010 compensation. The Company recorded $4,000 in stock based compensation for each of its four independent directors. Each director received 80,000 shares registered in Post-Effective Amendment No. 1 to the Company’s Registration Statement Form S-8 and 80,000 with Section 144 restriction. The directors are restricted from selling by stated Company blackout periods and by other restrictions on Affiliates by the Securities and Exchange Commission.

The Company had a stock bonus plan for the third quarter of 2008 which resulted in 9,998 shares of common stock being issued to employees at a value of $280 in stock based compensation. The shares were awarded with annual vesting over a three year period and are subject to forfeiture upon voluntary termination of employment. During the third quarter of 2010, 174,333 compensation shares previously issued for bonuses were forfeited.

The Company issued 2,196,321 shares of common stock valued at $0.021 in the fourth quarter of 2010 to settle $46,123 accrued interest from September 30, 2010 to the debenture investors. This was the final interest payment on debentures which were converted to common stock on September 30, 2010.

On October 26, 2010 the Company received patent #7,822,816 “System and method for data management”. It is currently evaluating options to monetize the patent.

On October 29, 2010 the Company placed an additional $70,000 in promissory notes with a qualified investor and rolled the existing $90,000 in promissory notes into one promissory note for $160,000. The note is unsecured and provided for accrued interest of prime plus 3% (6.25% as of September 30, 2010) payable on maturity of November 29, 2010.

On November 1, 2010 the Company appointed David R. Lawson to its Board of Directors. Mr. Lawson is a prominent Tulsa-based business person who holds board seats at leading corporate, educational, and non-profit institutions. He has held numerous executive positions at companies in industries ranging from finance to technology.

On November 3, 2010, the Board of Directors approved Convertible Debentures Series 2010 plus Series B Warrants. The Company has not established a minimum or maximum offering size; however, its goal is $750,000 in aggregate subscriptions.  The proceeds from the offering will be used for general corporate purposes. The outstanding promissory note of $160,000 will be repaid by converting $50,000 to the Debentures and the remainder repaid in cash. The Company expects to close approximately $500,000 by November 8, 2010.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended September 30, 2010

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during Nine Months ended September 30, 2010 and 2009 are:

	2010	2009

Interest	$1,294	$9,434

Income taxes	$-	$-

Noncash activities are as follows for the Nine Months ended September 30, 2010 and 2009 are:
	2010	2009

Stock based compensation	$75,380	$35,486

Stock issued for services	$16,500	$66,025

Stock issued for debenture interest	$105,927	$-

Deferred offering costs netted against debentures	$-	$263,582

Deferred offering costs netted against private placement proceeds	$-	$55,280

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe.” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the mobile computing industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.

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

Currently the Company has ongoing projects with customers throughout the United States and operates four websites including ‘www.goanyware.com’, ‘www.macrosolve.com’, ‘www.illumemobile.com’, and the industry thought leading blog ‘www.mobilebizbuzz.com.

Plan of Operation

Our mobile solutions services division called Illume Mobile, currently represents a significant source of revenue for the Company.  Working with our mobile partners, our professional services team provides solution management, product development, project management, quality assurance and support services to address the needs of a client base seeking to use mobility to improve their process efficiencies and modify software applications so that they can be used in a mobile environment.

Although Apple’s iPad product was just introduced in April 2010, Illume Mobile has already been engaged by several customers to develop proof of concept applications for the iPad as well as the iPhone and other mobile devices. The ability to quickly meet demand around this new product is due in large part to the Company’s length of business in the mobility space.

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

Additional software products powered by ReFormXT are in various stages of development. A marketing, promotion and branding product called DineInsight was introduced in the fourth quarter of 2009. DineInsight, powered by ReFormXT, is a mobile application for the restaurant industry which collects market intelligence and contact information directly from the customer. The Company is continuing to prove the concept and enhance the offering by working closely with its initial customer base. DineInsight, and two companion products called ClubInsight and SchoolInsight, are currently being marketed nationwide. The Company has entered into several reseller arrangements and is actively pursuing additional resellers and licensees for its “powered by ReFormXT” products in specialized vertical markets. DineInsight, ClubInsight and SchoolInsight are expected to contribute less than 20% of the 2010 annual revenues.

The United States Patent and Trademark Office has issued U.S. Patent No.7,822,816 to our company. The patent, a significant intellectual property asset, further advances our position as a leader in the mobile solutions market. We are immediately pursuing the monetization of this patent and its other IP assets and is currently in discussions with several companies in the mobile communications market.  The patent addresses mobile information collection systems across all wireless networks, smartphones, tablets, and rugged mobile devices, regardless of carrier and manufacturer, and is currently utilized in our ReForm XT™ rapid mobile app development platform.

We continuously monitor industry trends and adjust projections about the direction of the business in anticipation of the continuous change in client requirements as the mobile industry evolves.  We believe that our current direction is one that will bring profits, however our ability to maximize sales volume in the short term is limited without additional capital.  There is no expected purchase or sale of capitalized assets, significant equipment or intellectual property in the next three months.

Results of Operations

Quarter Ended September, 2010 compared to Quarter Ended September, 2009 (all references are to the Quarter Ended September 30)

Net Sales: Net Sales decreased $137,000 or 52% to $126,000 in the third quarter ended September 30, 2010 from $263,000 for the same period in 2009.  Sources of revenue were derived from our services business, software licensing and hardware sales.  Services revenue represented the majority of Net Sales, with a decrease of $76,000 for the third quarter of 2010 to $114,000 from $190,000 in the third quarter of 2009.  This was primarily due to a reduction in work under contract in the third quarter of 2010.  Software licensing sales increased $4,000 or 55% for the period to $11,000 from $7,000 for the same period in 2009. Hardware sales to third parties and in support of our services activities for the second quarter of 2010 were $0, down $65,000 or 100% from $65,000 for the same period in 2009. Hardware sales in the third quarter of 2009 are attributable to digiTicket, a division which was sold to private investors in February 2010. The Company is no longer pursuing hardware sales unless it directly benefits the software licensing activity.

Cost of Sales and Gross Profit:  Cost of Sales for the third quarter of 2010 decreased $112,000 or 69%, in line with the lower level of revenues from $162,000 in 2009 to $50,000 in 2010.  Reduced hardware sales accounted for $60,000 of the decrease and the remaining decrease was associated with workforce reductions and reassignments of resources to product development.  The resultant Gross Profit for the third quarter of 2010 of $76,000 was down $25,000 or 25% under the Gross Profit for the same period in 2009 of $101,000.  The digiTicket hardware sales in the third quarter of 2009 did not contribute significantly to profit margins as the initial customers are allowed substantial price incentives in exchange for serving as reference accounts. Gross profit margins were 60% and 38% for the second quarter of 2010 and 2009, respectively. The Company anticipates margins to increase in relation to its increase in software revenues from “powered by ReFormXT” product lines during the remainder of 2010.

Operating, Expenses:  Operating expenses include selling, general and administrative expenses and depreciation and amortization expenses.  Operating, expenses decreased by $7,000, or 1% in the third quarter of 2010 to $491,000 from $498,000 in 2009.  This decrease reflects shared occupancy and transition services reimbursements from the new owners of digiTicket offset by a $29,000 one-time charge to amortization expense for the write off of capitalized development costs associated with a prototype product called Asset Tracker.

Loss from Operations:  Loss from operations for the third quarter of 2010 was $416,000, an increase of $18,000 or 5% from the loss from operations in 2009 of $398,000 as a result of the aforementioned write off of capitalized development costs associated with a prototype product for the oil and gas industry called Asset Tracker.

Other Income and Expense:  Total other expense of $100,000 in 2010 represented a decrease of 51% or $105,000 from $205,000 in 2009 as a result of stock based compensation which was subsequently adjusted downward in the fourth quarter of 2009.  The third quarter 2010 interest expense of $46,123 on Debenture financing was paid with 2,196,321 shares of common stock valued at 85% of the volume weighted average price of the Company’s stock, or $0.021 per share, for the last five trading days the third quarter 2010.  The third quarter 2009 interest expense of $15,776 was paid with 415,170 shares of common stock valued at 85% of the volume weighted average price of the Company’s stock, or $0.038 per share, for the last five trading days of the third quarter 2009.

Net Loss:  Net loss of $516,000 for the third quarter of 2010 was $87,000 or 14% lower than the net loss of $603,000 for the same period in 2009 primarily as a result of third quarter 2009 stock based compensation which was subsequently adjusted downward in the fourth quarter of 2009.

Nine Months Ended September, 2010 compared to Nine Months Ended September, 2009 (all references are to the Nine Months Ended September 30)

Net Sales: Net Sales decreased $276,000 or 34% to $533,000 in the nine months ended September 30, 2010 from $809,000 for the same period in 2009.  Sources of revenue were derived from our services business, software licensing and hardware sales.  Services revenue represented the majority of Net Sales, with a decrease of $261,000 for the first nine months of 2010 to $403,000 from $664,000 in the first nine months of 2009.  This was primarily due to a reduction in work under contract in the first nine months of 2010.  Software licensing sales increased $30,000 or 141% for the period to $51,000 from $21,000 for the same period in 2009. Software revenues from digiTicket were $26,000 in 2010 and included $23,000 in deferred software revenues that were recognized in February 2010 when the division was sold. Hardware sales to third parties and in support of our services activities for the first nine months of 2010 were $78,000, a decrease of $45,000 or 37% from $123,000 for the same period in 2009. Hardware sales totaling $54,000 in 2010 are attributable to digiTicket, a division which was sold to private investors in February 2010.

Cost of Sales and Gross Profit:  Cost of Sales for the first nine months of 2010 decreased $173,000 or 38%, in line with the lower level of revenues from $457,000 in 2009 to $284,000 in 2010.  The majority of this decrease was associated with workforce reductions and reassignments of resources to product development.  The resultant Gross Profit for the first nine months of 2010 of $249,000 was down $103,000 or 29% under the Gross Profit for the same period in 2009 of $352,000.  The digiTicket hardware sales did not contribute significantly to profit margins as the initial customers are allowed substantial price incentives in exchange for serving as reference accounts. Gross profit margins were 47% and 43% for the first nine months of 2010 and 2009, respectively. The Company anticipates margins to increase in relation to its increase in software revenues from “powered by ReFormXT” product lines during the remainder of 2010.

Operating, Expenses:  Operating expenses include selling, general and administrative expenses and depreciation and amortization expenses.  Operating expenses decreased by $119,000, or 8% in the first nine months of 2010 to $1,435,000 from $1,554,000 in 2009.  This decrease reflects shared occupancy and transition services reimbursements from the new owners of digiTicket.

Loss from Operations:  Loss from operations for the first nine months of 2010 was $1,186,000, a decrease of $16,000 or 1% from the loss from operations in 2009 of $1,202,000 as a result of the aforementioned decrease in gross profit offset by decrease in total operating expenses.

Other Income and Expense:  Total other expense of $238,000 in 2010 represented a decrease of 12% or $33,000 from $271,000 in 2009 as a result of interest expense associated with Debenture financing which began in the second quarter of 2009.  For the first nine months of 2010, the total interest on the Debenture financing of $123,000 has been paid with 4,196,321 shares of common valued at 85% of the value weighted average price of the Company’s stock for the last five trading days of each quarter.  The Company recognized a loss of $18,000 in the first six months of 2010 on the sale of digiTicket.

Net Loss:  Net loss of $1,424,000 for the first nine months of 2010 was $48,000 or 3% lower than the net loss of $1,472,000 for the same period in 2009 primarily attributable to by lower operating expenses and shared occupancy and transition services reimbursements from the new owners of digiTicket.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, proceeds from bank loans and shareholder loans and investments of equity by qualified investors.

On July 20, 2009 the Company entered into a Securities Purchase Agreement with a group of private investors committing to purchase Floating Rate Convertible Subordinated Debentures (the “Debentures”) in the amount of $2,326,280. During the first nine months of 2010, the Company received $722,816 from these investors which fully subscribed the Agreement. The Debentures accrue interest at prime rate plus 5.0% (8.25% at September 30, 2010) to be paid quarterly in cash or in common stock at the Company’s option. The conversion rate per share of common stock issued for accrued interest shall be equal to 85% of the volume weighted average closing price on the last five days of trading prior to the interest payment date (the “Conversion Rate”).  The investors elected to convert their debentures to common stock effective September 30, 2010 in accordance with the Securities Purchase Agreement at a price of $0.10 per share.

During 2010, the Company entered into a $200,000 line of credit agreement with a financial institution which was guaranteed by two directors. In August and September 2010, the Company placed $90,000 in promissory notes with a qualified investor. The notes were unsecured and provided for accrued interest of prime plus 3% (6.25% as of September 30, 2010) payable on maturity of October 14, 2010.

The Debenture financing, line of credit loans from investors and cash generated from current operations and licensing of ReFormXT, and the sale of digiTicket in February 2010 to private investors is expected to provide adequate capital to fund the Company’s operations through 2010.

The Company does lack growth capital and anticipates that approximately $2 million to $4 million in additional investment capital will be required within the next three years to execute our growth strategy. It is the Company’s intention to raise additional capital in 2010 to support its growth requirements.  On November 3, 2010, the Board of Directors approved Convertible Debentures Series 2010 plus Series B Warrants. The Company has not established a minimum or maximum offering size.  The goal, however, is to raise $750,000 in aggregate subscriptions.  The proceeds from the offering will be used for general corporate purposes. The outstanding promissory note of $160,000 will be repaid by converting $50,000 to the Debentures and the remainder repaid in cash. The Company expects to close approximately $500,000 by November 8, 2010.

There is no assurance that capital in any form will be available to us and, if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may not be able to implement our growth strategy.

As of September 30, 2010, the Company had total current assets of $103,236 and total current liabilities of $427,466. As of September 30, 2010, the Company had cash and cash equivalents of $29,908. As of September 30, 2010, the Company has $100,000 available to borrow on a $200,000 line of credit with a financial institution which was guaranteed by two directors. It is the Company’s intention to raise additional working capital from licensing revenues, sale of convertible debentures or sale of common stock.

As a development stage company that began operations in 1997, the Company has incurred $9,640,145 in cumulative total losses from inception through September 30, 2010. The Company's independent registered public accounting firm's audit report for the year ended December 31, 2009 included in the Company's Form 10-K a qualified opinion and an explanatory paragraph regarding the Company's ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to create and market innovative products and services and sustain adequate working capital to finance its operations.

To lower our required cash expenditures, the Company issues its shares, which have been registered by the Company, to employees for compensation for services.  The Company issued a total of 4,443,168 common shares and cancelled a total of 20,000 common shares in the quarter ended September 30, 2010, described further as follows:

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 320,000 shares of registered common stock and 320,000 of unregistered common stock on October 1, 2010 for their third quarter 2010 compensation.

The Company issued 3,075,000 compensation shares to employees for services rendered during the second quarter of 2010 which had been accrued at a value of $3,075 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment. During the third quarter of 2010, no shares previously issued to employees for services were forfeited.

The Company had a stock bonus plan for the second quarter of 2010 which resulted in 941,500 shares of common stock being issued to employees at a value of $942 in stock based compensation. The shares were awarded with annual vesting over a three year period and are subject to forfeiture upon voluntary termination of employment. During the third quarter of 2010, 20,000 compensation shares previously issued for bonuses were forfeited.

Sources and Uses of Cash

	Nine Months Ended September 30,
(In thousands)	2010	2009
Cash flow data:
Net cash (used in) operating activities	$(1,165)	$(903)
Net cash provided by (used in) investing activities	162	(528)
Net cash provided by financing activities	982	1,771
Net (decrease) increase in cash and cash equivalents	(21)	340
Cash and cash equivalents, beginning of period	51	101
Cash and cash equivalents, end of period	$30	$441

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2010 was $1,165,000, an increase of $262,000 from the same period in 2009 reflecting the effect on net income of accrued stock-based compensation which was adjusted downward in the fourth quarter of 2009.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2010 was $162,000, up $690,000 from the same period in 2009 represented principally by the $416,000 proceeds of selling digiTicket to private investors in February 2010 and $174,000 reduction in software development costs.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $982,000 as compared with $1,771,000 for the same period last year, a decrease of $789,000.  Cash provided by financing activities in 2010 was primarily from $723,000 in financing received from the sale of Debentures and $100,000 from a $200,000 revolving line of credit with a financial institution.

As of September 30, 2010, the Company had cash and cash equivalents in the amount of $30,000 as compared with $442,000 at September 30, 2009.

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

At the quarter ending September 30, 2010 and at fiscal year ending December 31, 2009, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

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

Software Development Costs:

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  These costs are amortized over three years and are reviewed for impairment at each period end.  The Company determined that a prototype mobile application for the oil and gas industry referred to as Asset Tracker would not be commercialized. Capitalized development costs of $29,000 were charged to amortization expense at September 30, 2010. No other assets are considered impaired for the quarter ended September 30, 2010.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended September 30, 2010 and December 31, 2009.

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

Effect of Recently Issued Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update No. 2010-22, “Accounting for Various Topics”. ASU 2010-22 addresses technical corrections to various SEC paragraphs. The Company is currently evaluating the effect that ASU 2010-21 will have on its financial statements.

In August 2010, the FASB issued Accounting Standards Update No. 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules. ASU 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company is currently evaluating the effect that ASU 2010-21 will have on its financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-05, “Compensation – Stock Compensation (Topic 718)”. ASU 2010-05 addresses escrowed share arrangements and the presumption of compensation. The Company does not have escrowed share arrangements and there fore does not expect the adoption of ASU 2010-05 to have a material effect on our financial statements.

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

N/A

Item 4T. Controls and Procedures.
N/A

Management’s Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

The following shares of common stock were issued to accredited investors that purchased our Debentures:

Debenture investors invested $209,072 in the third quarter of 2010 and received 2,090,720 associated warrants with a ten cent strike price exercisable until July 30, 2014.

The Company issued 863,873 shares of common stock valued at $0.043 in the second quarter of 2010 to settle $36,928 accrued interest from March 31, 2010 to the Debenture investors.

The Company issued 1,255,413 shares of common stock valued at $0.032 in the third quarter of 2010 to settle $40,016 accrued interest from June 30, 2010 to the Debenture investors.

The Company issued 2,196,321 shares of common stock valued at $0.032 in the third quarter of 2010 to settle $46,123 accrued interest from September 30, 2010 to the Debenture investors.

Debentures investors elected to convert their debentures to common stock valued at $0.010 per share effective September 30, 2010. Debentures totaling $2,326,280 were converted into 23,262,800 shares of common stock.

The Debentures were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.  No general solicitation or advertising was used to market the securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

The Company received notice from the U.S. Patent and Trademark Office that it was being granted patent #7,822,816 on October 26, 2010.  The patent, a significant intellectual property (IP) asset to MacroSolve, further advances its position as a leader in the mobile solutions market. The patent addresses mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer, and is currently utilized in MacroSolve’s ReForm XT™ rapid mobile app development platform.  Coding and development for this technology began in 2002, while the patent application was filed in 2003.

David R. Lawson joined the MacroSolve Board of Directors in October, 2010. Mr. Lawson was CEO of both Capital One Financial Corporation and Capital One Auto Finance, Inc. until 2008 and currently serves as the Chairman of the Board of his alma mater, The University of Tulsa. After serving ten years with Arthur Andersen & Co. and attaining Partner status, Mr. Lawson became president of Western National Bank in Tulsa, Oklahoma. He also serves on the Boards of Heat Transfer Equipment Corp and Pinnacle Packaging Company, Inc.

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

MACROSOLVE, INC.

Date: November 8, 2010	By:	/s/ Clint Parr
Clint Parr
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2010	By:	/s/ Kendall Carpenter
Kendall Carpenter
Chief Financial Officer (Principal Financial and Accounting Officer)