Form 10-K/A
period 2009-12-31
MACROSOLVE INC
filed 2010-12-22
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                                                                                                                                   Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a Small reporting company)                                                                                                                     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Registrant’s common stock as reported on the OTC Bulletin Board on June 30, 2009 was $4,646,287.

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of March 4, 2010 was 59,065,974.

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends the Annual Report of MacroSolve, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 30, 2010 (the "Original Filing"). This Amendment is being filed primarily to update Item 9A (Controls and Procedures) and include the Consent of Independent Registered Public Accounting Firm as Exhibit 23.1.

PART II

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in the Internal Control over Financial Reporting—Guidance for Smaller Reporting Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believed that, as of December 31, 2009, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Evaluation of Disclosure Controls and Procedures

Based on our initial assessment, our principal executive officer and principal financial officer believed that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2009 were effective based on their evaluation.  Subsequent to the filing of our Annual Report on Form 10-K, we became aware that we inadvertently failed to include our management’s report on internal control over financial reporting with the Annual Report on Form 10-K.  Solely as a result of this omission, our principal executive officer and principal financial officer have now concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2009 were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules: None.
(3)	Exhibits:

Exhibit Number	Description
3.1	Articles of Incorporation of MacroSolve Inc.(1)
3.2	By-laws of MacroSolve Inc.(1)
3.3	Certificate of Amendment of Articles of Incorporation of MacroSolve, Inc. dated September 29, 2009 (2)
10.1	Form of Subscription and Investor Representation Agreement (1)
10.2	Form of Warrant to Purchase Common Stock (1)
10.3	Form of Convertible Note Subscription Agreement (1)
10.4	Form of Convertible Note (1)
10.5	Form of Director Non-Statutory Stock Option Agreement (1)
10.6	Form of Non-Statutory Stock Option Agreement (1)
10.7	Form of Warrant to Purchase Common Stock issued in connection with Series A Preferred Stock (1)
10.8	Form of Warrant to Purchase Common Stock issued in connection with Series B Preferred Stock (1)
10.9	Form of Securities Purchase Agreement (2)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Periodic Financial Reports by Clint Parr in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Periodic Financial Reports by Kendall Carpenter in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Periodic Financial Reports by Clint Parr in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350*
32.2	Certification of Periodic Financial Reports by Kendall Carpenter in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350*
*Filed Herewith
(1)	Incorporated by Reference to the Company’s Form S-1 filed with the SEC on April 18, 2008.
(2)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on October 6, 2009.
(3)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on July 24, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROSOLVE, INC.

Date: December 22, 2010	By:	/s/ Clint Parr
Clint Parr
President and Chief Executive Officer

MACROSOLVE, INC.

Date: December 22, 2010	By:	/s/ Kendall Carpenter
Kendall Carpenter
VP Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clint H. Parr	Chief Executive Officer	December 22, 2010
Clint H. Parr	(Principal Executive Officer)

/s/ Kendall W. Carpenter	Chief Financial Officer	December 22, 2010
Kendall W. Carpenter	(Principal Accounting Officer)

/s/ James C. McGill	Chairman of the Board of Directors	December 22, 2010
James C. McGill

/s/ David R. Lawson	Director	December 22, 2010
Michael Ishmael

/s/ Howard Janzen	Director	December 22, 2010
Howard Janzen

/s/ David L. Humphrey	Director	December 22, 2010
David L. Humphrey