Form 10-Q/A
period 2010-03-31
MACROSOLVE INC
filed 2010-12-22
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the Periodic Report of MacroSolve, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2010 as filed with the Securities and Exchange Commission on May 7, 2010 (the "Original Filing"). This Amendment is being filed primarily to update Part I, Item 4 (Controls and Procedures).  This Amendment is an amendment and restatement of the Original Report in its entirety in order to provide a complete presentation.  Except as stated herein, this Amendment does not reflect events occurring after the date of the filing of the Original Report.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on our initial assessment, our principal executive officer and principal financial officer believed that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act)  were effective based on their evaluation.  Subsequent to the filing of our Annual Report on Form 10-K, we became aware that we inadvertently failed to include our management’s report on internal control over financial reporting with the Annual Report on Form 10-K.  Solely as a result of this omission, our principal executive officer and principal financial officer have now concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act)  were ineffective.  We plan to put into place in a disclosure checklist to ensure that all disclosures are properly made in future filings.

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

MACROSOLVE, INC.

Date: December 22, 2010	By:	/s/ Clint Parr
Clint Parr
Chief Executive Officer

Date: December 22, 2010	By:	/s/ Kendall Carpenter
Kendall Carpenter
Chief Financial Officer