Form 10-Q/A
period 2010-06-30
MACROSOLVE INC
filed 2010-12-22
CIK 1178727

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the Periodic Report of MacroSolve, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2010 as filed with the Securities and Exchange Commission on August 6, 2010 (the "Original Filing"). This Amendment is being filed primarily to update Part I, Item 4 (Controls and Procedures).  This Amendment is an amendment and restatement of the Original Report in its entirety in order to provide a complete presentation.  Except as stated herein, this Amendment does not reflect events occurring after the date of the filing of the Original Report.

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

Item 1A. Risk Factors.

There has been no material changes in our risk factors from those disclosed in our Form 10-K filed with the SEC on March 30, 2010, for the year ended December 31, 2009.

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