Form 10-K
period 2010-12-31
MACROSOLVE INC
filed 2011-03-11
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-150332
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No 

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Registrant’s common stock as reported on the OTC Bulletin Board on December 31, 2010 was $10,378,612.

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of February 21, 2011 was 99,541,831.

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

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as mobile solutions for businesses. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	competition in the market for mobile computing products and services;
•	our ability to develop brand awareness and industry reputation;
•	our ability to adapt to rapid evolution in technology and industry standards;
•	our ability to attract and retain management and skilled personnel;
•	our growth and marketing strategies;
•	anticipated trends in our business;
•	our future results of operations;
•	our lack of profitable operations in recent periods;
•	our liquidity and ability to finance our development activities;
•	our ability to successfully and economically develop new products;
•	market conditions in the mobile solutions for business industry;
•	the impact of government regulation;
•	estimates regarding future net revenues from capitalized development costs and the present value thereof;
•	emerging viable and sustainable markets for wireless and mobile computing services;
•	significant errors or security flaws in our products and services;
•	insufficient protection for our intellectual property;
•	Our ability to enforce our intellectual property;
•	claims of infringement on third party intellectual property;
•	pricing pressures in the mobile software and technology market
•	our financial position, business strategy and other plans and objectives for future operations;
•	economic conditions in the U.S. and worldwide;
•	access to significant additional capital to implement growth plans; and
•	the ability of our management team to execute its plans to meet its goals

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

PART I

Item 1.  Business

Organization

MacroSolve, Inc. (“MacroSolve,” “we,” “us,” or the “Company”) is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma and does business through Anyware Mobile Solutions and Illume Mobile, both divisions of MacroSolve.  MacroSolve, Inc. filed a registration statement Form S-1 with the Securities and Exchange Commission which was declared effective on July 25, 2008.

MacroSolve is leading developer and marketer of mobile technologies, apps, and solutions. A mobile solution is typically the combination of mobile handheld devices, wireless connectivity, and software that streamlines business operations resulting in improved efficiencies and cost savings. Leveraging its intellectual property portfolio, including its recently issued landmark patent #7,822,816, MacroSolve generates revenues through licensing; development and sales of its patented technologies including the ReForm XT™ rapid mobile app development platform and its apps powered by ReForm XT including ClubInsight™, DineInsight™, and SchoolInsight™; as well as development of customized mobile business apps.

The company operates through its Anyware Mobile Solutions and Illume Mobile divisions to provide mobile business apps, as well as licensing its core patented technology to companies across the mobile ecosystem. Anyware Mobile Solutions maintains a dedicated staff of sales, product development and support for the ReForm XT™ rapid mobile app development platform and its apps Powered by ReForm XT.  Illume Mobile is our mobile solutions services division that provides solution management, product development, project management, quality assurance and support services to address the needs of a client base seeking to use mobility to improve their process efficiencies and modify software applications so that they can be used in a mobile environment.

The Company’s principal executive offices are located at 1717 South Boulder, Tulsa, Oklahoma 74119 Currently the Company has ongoing projects across the United States, operates three websites including ‘www.macrosolve.com’, ‘www.illumemobile.com’ and ‘www.goanyware.com’, and maintains multiple social media profiles.

Overview

Market Opportunities

The global mobile application (“app”) economy reached $12 billion in 2010 and will grow to $35 billion by 2014 according to recent reports from International Data Corp. (IDC) and MarketsandMarkets (M&M). An independent report commissioned by GetJar, the second largest mobile app store in the world, states the number of mobile app downloads, which totaled 7 billion in 2009 will grow to 50 billion in 2012, a 92% year-over-year growth rate.

U.S. businesses are expected to spend $18.7 billion on mobile apps by 2014, with $9.9 billion of this amount projected to come from small and medium sized business according to a Compass Intelligence report. IDC also reports wireless devices have become pervasive with over 302 million smartphone phones shipped in 2010, an 87.2% increase over 2009 shipments.

Driven by the now nearly ubiquitous presence of mobile devices including smart phones and tablets, consumers and businesses alike are demanding mobile apps that suit the increasing preference of mobile devices over PCs.

A plethora of portable wireless devices lend themselves to the use of mobile apps versus traditional websites for information exchange. Mobile apps are filling the need for immediate, easy to access, personalized information for consumers and businesses. A growing number of businesses need to create and manage mobile apps in order to cater to their customers, across nearly all industries and geographies.

With a long history of innovation in the wireless marketplace and well established relationships with largest companies in the mobility space, MacroSolve is ideally positioned to capture a portion of this critical multi–billion dollar global market.

Recent Developments

Throughout 2010, the Company marketed both the ReForm XT and associated Insight products across a wide group of industries in order to identify the depth of functionality and unique functionality needed in each market.  The Company, with some of its partners, have compiled and manage to a product development roadmap that is comprehensive in both breadth and depth across the top twenty-five industries, with specific attention placed on the needs of small and medium sized companies with limited technical and marketing abilities.

Our latest technology and services capabilities generate a growing base of intellectual property, contract and an increasing amount of annuity based revenue. In 2009, we began investing in products which are being distributed through leading mobile application stores.  Product development continued in 2010 on Blackberry and Android versions of ReFormXT™, which helps to minimize mobile application development effort, and DineInsight™, ClubInsight™ and SchoolInsight™, which uses ReFormXT technology for mobile target marketing, promotions and branding for the restaurant industry, membership organizations and the hospitality industry and educational institutions, respectively.  Anyware Mobile Solutions division is considering several additional vertical markets to the Insight product line in 2011 using ReFormXT technology which may not contribute to revenues in 2011.

The Company invested $578,244 in ReFormXT capitalized development costs from 2005 through 2008 and commenced amortizing the product over a 36 month period in December 2008 with $393,527 and $200,779 accumulated amortization as of December 31, 2010 and 2009 respectively. The Company invested $84,944 in ReFormXT iPhone capitalized development costs between December 2008 and October 2009. The iPhone capitalized costs are being amortized over a 36 month period commencing November 2010 with $4,719 in accumulated amortization as of December 31, 2010. The Company invested $217,228 and $28,999 in 2010 and 2009 for Insight product capitalized development and expects to continue investing in these products in 2011.   The ReFormXT for Blackberry costs are being capitalized separately. In 2010, the Company invested $91,183 in capitalized development costs for the Blackberry platform and expects to continue investing in both Blackberry and Android platforms in 2011. ReFormXT and Powered by ReFormXT products have contributed less than 15% of annual revenue in 2010.

On February 12, 2010, MacroSolve, Inc. entered into and closed an Asset Sales Agreement with Saltus Technologies, LLC to sell the Company’s assets related to the digiTICKET™ electronic ticketing product.  Pursuant to the agreement, the Company received $400,000 in cash upon closing of the transaction and the Company received an additional $72,263 in cash over a period of eight months for product transfer support services.  The net proceeds were used to further the development and marketing of the Powered by ReForm products.

The Company began investing in an e-Marketplace Growth Strategy, code named MoBiz, in November 2008 and continued developing the strategy in 2009 and 2010, capitalizing $267,706 and $29,640 in those years, respectively. MoBiz is centered on the aggregation of all mobile software, hardware, accessories and services in cooperation with our partners, and marketing those using new web-based methods. Due to the general downturn in the national economy, the partner companies involved in developing MoBiz became unable to help finance its completion. Consequently, the Company chose to temporarily cease continued development while it focused on launching the Illume Mobile Division. The technology underlying MoBiz is usable in other projects and the Company does not consider the asset impaired.

Although Apple’s iPad product was just introduced in April 2010, the Company’s Illume Mobile Division has already been engaged by several customers to develop proof of concept applications for the iPad as well as the iPhone and other mobile devices. The ability to quickly meet demand around this new product is due in large part to the Company’s length of business in the mobility space. Traditionally, our customers rely on us to define, design, develop and support the best combinations of technologies in a market that is very technologically dynamic. We assist software and web-based application companies by modifying their software product offerings so that they can be used by a mobile end-user who typically has a Smartphone or a similar cellular device. Many of these customers rely on our technology and marketing expertise. We also serve enterprises that find it difficult to identify a mobile software product which addresses their specific need to streamline operational processes, and do not have the competency in house.

In October 2010, the Company received Patent #7,822,816 which addresses mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer, and is currently utilized in MacroSolve’s ReForm XT™ rapid mobile app development platform. The Company had capitalized $42,206 in legal fees and costs and began amortizing those costs over a fifteen year period in November 2010 with $469 accumulated amortization as of December 31, 2010.

Operating Strategies

The Anyware Mobile Solutions division has a dedicated staff of development, testing and related engineering staff members which are involved in the daily enhancements of the ReForm XT and Insight platforms.  Some staff members are dedicated to legacy customers with ongoing professional services needs.  The division has dedicated marketing and customer service staff, as well as business development members.

The Illume division has a dedicated staff of lead development and project management staff which is augmented by specialized skill sets inside and outside of the company when needed.  Business development is led by the division head, who also manages commissioned sales agents across the Midwest.

Growth Strategies

The Anyware Mobile Solutions division will continue to expand in cooperation with licensed distributors and resellers across existing and new industries in the United States with plans to enter international markets.  Some of these channels will be served by indirect sales forces for advanced SaaS functionality that enables very broad distribution through private labeling. The Illume Mobile division growth path varies by platform, product and partner.  These sales and marketing channels are by direct and indirect salespersons as well as app store sales.

Our Products and Services

The Anyware Mobile Solutions division continues to develop, host and maintain our primary product platform, ReForm XT.  From this platform, the division and its customers develop applications that are both branded and enterprise apps, a unique capability in the marketplace.  Branded apps are being adopted by companies to promote their offerings by placing their app for customers to download for free from the app stores.  This type of application is replacing or supplementing the construction and maintenance of websites.  To address the many industries, the platform has been modified and re-branded ‘Insight’.  Currently, this division licenses, markets and sells DineInsight, ClubInsight and SchoolInsight.  Enterprise apps, which are generally used internally in a company’s operations to streamline communications and related efficiencies, leverage the ReForm XT platform as well.  The division is currently licensing this platform for integration into customer systems for rapid development and deployment to employees and even third parties involved in daily operations.

The Illume Mobile division is satisfying a unique set of market demands by providing advanced mobile application development and maintenance services.  With the exploding growth of tablets, such as the iPad, there are also new ideas on the utilization of this type of mobile device.  Companies with internal drivers to use tablets and even individual entrepreneurs wishing to create the next market leading app, trust the Illume division and its technical, marketing and business development experience to rapidly create a product to be sold on app stores or in other channels.  Where high demand, untapped markets are emerging, this division creates mobile platforms whereby customer demand can be met more efficiently with tools that enable the distribution and customization of apps to be less costly to the partner and end users.

Competition

Our market contains few substantial barriers to entry. We believe we will face additional competition from existing competitors and new market entrants in the future.  We are subject to current and potential competition with respect to our Illume division by less expensive development resources overseas.  In addition, we are subject to current and potential competition with respect to our mobile app platforms from Antenna Software, Mobile Roadie, BlueShoe Mobile, Fishbowl, and Mobile Frame, among others.

Customers and Suppliers

For the year ended December 31, 2010, MacroSolve had one customer, Navigation Solutions of Plano, Texas, who constituted more than ten percent of the overall revenues.  We do not rely on any single suppliers.

Intellectual Property

The Corporation reviews each of its intellectual properties and makes a determination as to the best means to protect such property, by trademark, by copyright, by patent, by trade secret, or otherwise. The Corporation believes that it has taken appropriate steps to protect its intellectual properties, depending on its evaluation of the factors unique to each such property, but cannot guarantee that this is the case. The United States Patent and Trademark Office has issued U.S. Patent No. 7,822,816 to our company. The patent, a significant intellectual property asset, further advances our position as a leader in the mobile solutions market. We are immediately pursuing the monetization of this patent and its other IP assets and are currently in discussions with several companies in the mobile communications market.  The patent addresses mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer, and is currently utilized in our ReForm XT™ rapid mobile app development platform.

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

Employees

The Company has seventeen (17) full-time employees.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Subsequent Events

Subsequent to December 31, 2010, the Company issued 417,005 compensation shares to executives for services rendered during the fourth quarter of 2010 and 321,429 compensation shares to an employee for services rendered during the third quarter of 2010. An additional 16,860 shares were earned by employees in a stock bonus plan which vested its second of three years on January 1, 2011.

The Company issued 17,582 shares of common stock to each of its five outside directors, totaling 87,910 shares, for services valued at $20,000 rendered during the fourth quarter of 2010.

The Company issued 8,137 compensation shares to a vendor for services valued at $2,000 rendered during the fourth quarter of 2010.

Access to Company Reports

The public may read and copy any materials MacroSolve files with the Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may call the SEC at 1-800-SEC-0330 to obtain additional information on the operation of the Public Reference Room. The Commission maintains an Internet site that contains reports and other information regarding issuers that file electronically with the Commission (www.sec.gov).  The Company‘s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company‘s website at www.macrosolve.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Our market contains few substantial barriers to entry. We believe we will face additional competition from existing competitors and new market entrants in the future.  We are subject to current and potential competition with respect to our mobile application development and maintenance services by less expensive development resources overseas.  In addition, we are subject to current and potential competition with respect to our mobile app platforms from various U.S. companies.

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

Our revenue from technology licensing depends, in large part, on our ability to develop and maintain relationships with OEMs and business development organizations that help distribute our products and promote our services. We depend on these relationships to:

•	distribute our products to purchasers of mobile devices and market our products and services cooperatively;
•	increase the use of our services; and
•	build brand awareness through product marketing.

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

The use of wireless and other mobile computing devices for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has begun to develop only in recent years. Our success will depend in large part on continued growth in the use of wireless and other mobile computing devices, including handheld computers, smart phones, pagers and other mobile devices. In addition, our markets face critical unresolved issues concerning the commercial use of wireless and other mobile computing devices, including security, reliability, cost, ease of access and use, quality of service, regulatory initiatives and necessary increases in bandwidth availability. Demand for, and market acceptance of, wireless and other mobile computing devices which require our products and services are subject to a high level of uncertainty and are dependent on a number of factors, including:

•	growth in sales of handheld devices, smart phones and other mobile computing devices;
•	emergence of a viable and sustainable market for wireless and mobile computing services;
•	our product and services differentiation and quality;
•	the development of technologies that facilitate interactive communication between organizations;
•	our distribution and pricing strategies as compared with those of our competitors;
•	the growth in access to, and market acceptance of, new interactive technologies;
•	the effectiveness of our marketing strategy and efforts;
•	our industry reputation; and
•	general industry and economic conditions such as slowdowns in the computer or software markets or the economy.

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

We may not be able to monetize our intellectual property

In October 2010, the Company received Patent #7,822,816 which addresses mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer, and is currently utilized in MacroSolve’s ReForm XT™ rapid mobile app development platform. If we are not able to enforce and monetize this patent, it will affect our revenue, income and future growth plans.

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

The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control. Some of these factors are:

•	our results of operations and the performance of our competitors;
•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;
•	changes in earnings estimates or recommendations by research analysts who follow, or may follow, us or other companies in our industry;
•	changes in general economic conditions;
•	changes in market prices for oil and gas;
•	actions of our historical equity investors, including sales of common stock by our directors and executive officers;
•	actions by institutional investors trading in our stock;
•	disruption of our operations;
•	any major change in our management team;
•	other developments affecting us, our industry or our competitors; and
•	U.S. and international economic, legal and regulatory factors unrelated to our performance.

There is a limited market for our common stock which may make it more difficult for you to dispose of your stock.

Our common stock has been quoted on OTC bulletin boards under the symbol “MCVE” since August 15, 2008. There is a limited trading market for our common stock. Furthermore, the trading in our common stock maybe highly volatile, as for example, approximately all trading days from January 1, 2010 through December 31, 2010 saw trading in our stock of less than 44,000 shares average per day. During that same period, the smallest number of shares trade in one day was zero and the largest number of shares traded in one day was 901,400. Out of the 252 trading days in 2010, zero shares traded on 99 days. On the 153 days that trading occurred, 77 days traded 20,000 shares or less. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
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

As a public company, we need to comply with laws, regulations and requirements, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (“SOX”) and related regulations of the SEC. Complying with these statutes, regulations and requirements occupies a significant amount of the time of our board of directors and management. We are or may be required to:

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

Although we are not currently subject to the SOX 404 reporting requirements. in the future, our ability to continue to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired, and we may be subject to sanctions or investigation by regulatory authorities. In addition, failure to comply with Section 404 or a report of a material weakness may cause investors to lose confidence in us and may have a material adverse effect on our stock price.

The requirements of being a public company, including compliance with the SEC’s XBRL financial statement presentation, strains our resources, increases our costs and may distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company currently leases office space at 1717 South Boulder, Tulsa, Oklahoma 74119 starting on September 1, 2008, pursuant to a 60 month lease which provides for rent at $11,869.06 per month for months 1-30 and $12,285.52 for months 31-60.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

The Company has retained intellectual property counsel for the purpose of monetizing intellectual assets and enforcing its rights in those assets.  Any resulting litigation, however, will be subject to inherent uncertainties and the favorable outcome of any litigation is inestimable.

Item 4.  [REMOVED AND RESERVED]

PART II

Item 5.   Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is quoted on OTC bulletin boards under the ticker symbol MCVE.

The following sets forth the range of the closing bid prices for our common stock for the quarters in the period starting January 1, 2009 through December 31, 2010. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, markdowns or commissions. Such prices were determined from information provided by a majority of the market makers for the Company’s common stock.

	2010		2009
	Sales Price		Sales Price
	High	Low	High	Low
Quarter Ended
March 31	$0.05	$0.02	$2.01	$0.06
June 30	0.05	0.02	0.51	0.10
September 30	0.05	0.02	0.23	0.01
December 31	0.36	0.02	0.06	0.03

Holders

As of December 31, 2010, there were approximately 183 stockholders of record of the Company’s Common Stock.

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

Equity Compensation Plan Information

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,774,763	$0.56	2,225,235
Equity compensation plans not approved by security holders	-	-	6,385,296
Total	5,774,763	$0.56	8,610,531

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

Business Overview

For this information please see Part 1, Item 1 “Business.”

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 (all references are to fiscal years).
Total Net Sales: Total Net Sales decreased $314,000 or 49% to $638,000 in 2010 from $952,000 for 2009. Sources of revenues were derived from our services business, hardware sales and software licensing. Services revenues represented the majority of the annual decrease declining $321,000 in 2010 from $817,000 in 2009 to $496,000 in 2010 as the Company became more product focused, concentrating resources on bringing DineInsight and ClubInsight to market as well as further enhancements to ReFormXT for iPhone, Blackberry and Android smart phones. Hardware sales to third parties and in support of our services activities decreased $23,000 in 2010 to $78,000 from $101,000 in 2009. Hardware sales in 2010 were almost entirely made up of sales made by digiTicket, a division sold to third parties in February 2010. The Company is no longer actively pursuing sales of hardware. Software licensing sales increased $30,000 in 2010 to $63,000 from $33,000 in 2009. The unearned software revenue portion of Unearned Income decreased $28,000 to $9,000 in 2010 from $37,000 in 2009. The 2009 unearned revenue balance included $35,000 related to digiTicket software revenue.

Cost of Sales and Gross Profit:  Cost of Sales for 2010 of $319,000 decreased $211,000 in relation to the lower level of revenues, or 66% from the $530,000 in 2009. The majority of this decrease was represented by reduction in staffing in delivery of the services revenue and focus of remaining resources on new product development and product enhancements. The resultant Gross Profit for 2010 of $319,000 was $103,000 lower than the Gross Profit for 2009 of $421,000.

Operating, Selling, General and Administrative Expenses: Operating, selling, general and administrative expenses decreased by $166,000, or 8% in 2010 to $1,996,000 from $2,162,000 in 2009. This decrease is attributable to selling off the digiTicket product line and also reducing overhead related to the MoBiz360 prototype project.

Loss from Operations: Loss from operations for 2010 of $1,677,000 was down $64,000 or 4% from the loss from operations in 2009 of $1,741,000 as a result of divesting of the digiTicket product.

Other Income and Expense: Total other expenses of $247,000 in 2010 were $138,000 more than the total of $109,000 in 2009.  This increase is due to increases in both interest expense and in stock based compensation. Stock-based compensation expense, within other expenses, was $108,000 for the year ended December 31, 2010 as compared to $51,000 for the year ended December 31, 2009, an increase of $57,000. All stock compensation was calculated at fair market value and other required inputs at the date of options grants in accordance with SFAS 123(R). In 2010, the share based compensation for Company directors was recorded at the full value of their service as the shares issued to the directors were registered S8 shares. In previous years the directors were issued shares with 144 restrictions and the compensation was discounted due to restricted marketability of those shares. Interest expense increased $80,000, or 58% in 2010 to $139,000 from $59,000 in 2009. This increase is primarily due to the interest earned by investors in the 2009 Debenture financing which was paid in kind with shares of common stock. Of the $152,000 in interest paid in kind with shares to debenture holders in 2010, $29,000 was attributable to accrued interest in 2009 and $123,000 was attributable to accrued interest in 2010.

Net Loss: Net Loss of $1,924,000 in 2010 was $74,000 or 4% greater than the net loss in 2009 of $1,850,000 as a result of the overall decline in the services business and increases in non-cash expenses, including stock based compensation and interest paid in kind with common stock to debenture holders.

There was no provision for income taxes for the fiscal years ended 2010 and 2009 due to a valuation allowance of $3.6 million recorded for the years ended December 31, 2010 and 2009, respectively on the total tax provision as we believed that it is more likely than not that the asset will not be utilized during the next year.

Liquidity and Capital Resources

Our primary sources of cash in 2010 were from financing and equity transactions. Proceeds from private placement equity fund raising and placement of convertible secured debentures were offset by cash used in operating and investing activities for our products. Operating cash flow fluctuations were substantially driven by a general decline in the business environment which began in the latter part of 2008 and continued through 2010. See below for additional discussion and analysis of cash flow.

	Years Ended Dec 31,
	2010	2009

Cash flows (used in) operating activities	$(1,474,540)	$(1,363,764)
Cash flows provided by (used in) investing activities	10,758	(731,978)
Cash flows provided by financing activities	1,599,687	2,045,465
Net increase (decrease) in cash and cash equivalents	$135,905	$(50,277)

Operating Activities:

Net cash outflow from operating activities during the year ended December 31, 2010 was $1,475,000 which was an increase in use of cash of $111,000 from $1,364,000 net cash outflow from operating activities during the year ended December 31, 2009. This increase was primarily due to administrative costs related to public company expenses, investor relations costs and other financial advisory fees and the net effect on cash of decrease in unearned income.

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

Investing Activities:

Net cash provided by investing activities during the year ended December 31, 2010 was $11,000, which was an increase of $743,000 from $732,000 net cash used in investing activities during the year ended December 31, 2009. The increase is primarily due to decreased investment in capitalized software development costs.

Net cash used in investing activities during the year ended December 31, 2009 was $732,000, which was an increase of $252,000 from $480,000 net cash used in investing activities during the year ended December 31, 2008. The increase is primarily due to increased investment in capitalized software development costs.

Financing Activities:

Net cash provided by financing activities decreased by $446,000 during the year ended December 31, 2010 to $1,600,000 from $2,045,000 during the year ended December 31, 2009 as a result of fewer funds raised from qualified investors in convertible loans and debentures in 2010. In 2010, the Company received an additional $722,816 in proceeds from the July 2009 Securities Purchase Agreement. On November 8, 2010, the Company began selling Convertible Debentures Series 2010 plus Series B Warrants with $925,000 being sold between that date and December 31, 2010. The proceeds were used to repay $110,000 in loans from a major shareholder who converted $50,000 in loans to the debentures and to repay the $170,000 outstanding balance on a bank revolving line of credit. The net proceeds of the offering were used for general corporate purposes. There is no maximum amount that can be raised from the 2010 debentures; however, the Company exceeded its original estimate of $750,000 capital raise.

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

We issue shares for compensation to our employees for services.  The Company issued 16,328,007 compensation shares in 2010 to employees for services rendered between the second quarter of 2009 and the third quarter of 2010. An additional 1,835,992 shares were earned by employees in a stock bonus plans which have three year vesting periods. The Company Directors received 1,786,668 shares of stock for services rendered from the fourth quarter of 2009 to the third quarter of 2010. Vendors received 697,831 shares of stock for services valued at $43,250 rendered in lieu of cash.

As of December 31, 2010, our common stock is the only class of stock outstanding and we have $1,162,500 in long-term debt that consists of convertible secured debentures and a note from the State of Oklahoma Technology Business Finance Program.

Subsequent to December 31, 2010, the Company borrowed $200,000 on an advancing term loan with a bank, secured by the guarantees of two company directors. The net proceeds were used as working capital and for general corporate purposes.  In exchange for the guarantees, each director received a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share.

Contractual Obligations

None.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported n the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Revenue Recognition:

Revenue from Illume Mobile Products division consists primarily of professional services contracted to third party customers under contract for specific projects. Contracted projects that are fixed price are accounted for under the percentage-of-completion method of accounting. Revenue from contracted projects that are for provision of services is recognized at the time the service is provided.

Revenue from Anyware Mobile Solutions division consists of license fees for ReFormXT and the Insight product line, setup fees for customer apps, other services including marketing and graphic arts, custom programming and sale of mobile devices (hardware). Revenue from license fees is recognized ratably over the license period. Revenue from setup fees, marketing and other services is recognized at the time the service is provided. Sales of hardware are recognized upon delivery to the customer.

Software Development Costs:

The Company accounts for software development costs in accordance with ASC 985-10, “Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  These costs are amortized over three years and are reviewed for impairment at each period end.

Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Compensation Costs”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company issues Restricted Stock Awards which vest over six month in the case of salary differential awards and over three years in the case of bonus plans to employees. If the employee elects 83(b) tax treatment of the award, the fair market value is recognized as compensation in the month of the election.

Income Taxes:

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

Item 8.  Financial Statements and Supplementary Data.

Our financial statements, together with the independent registered public accounting firm's report of Hood, Sutton, Robinson & Freeman CPAs, P.C., begin on page F-1, immediately after the signature page.

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

We have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in the Internal Control over Financial Reporting—Guidance for Smaller Reporting Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believed that, as of December 31, 2010, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

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

Evaluation of Disclosure Controls and Procedures

Based on our assessment, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2010 were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of March 4, 2011. The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.  All members of the Board of Directors listed below were elected at the Board of Directors Meeting on May 14, 2010.

Name	Age	Position
James C. McGill	67	Chairman of the Board of Directors
Clint Parr	46	Chief Executive Officer, President, and Director
David L. Humphrey	55	Director
John Clerico	69	Director and Chairman of the Audit Committee
Dr. Dale A. Schoenefeld	65	Director
Howard Janzen	57	Director and Chairman of the Compensation Committee
David R. Lawson	59	Director
Kendall Carpenter	54	Vice President Finance and Administration, Chief Financial Officer, Secretary and Treasurer

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

David L. Humphrey, Director

David Humphrey currently serves as the Chief Executive Officer of TokenEx. TokenEx is an early stage company focused on tokenization as a service for the Payment Card Industry (PCI). Prior to joining TokenEx, Mr. Humphrey was Chief Operating Officer of Oklahoma Equity Partners, a venture capital fund from 2004 to 2010.  Oklahoma Equity Partners focused exclusively on Oklahoma venture opportunities and Mr. Humphrey was responsible for all investment operations.  Prior to joining Oklahoma Equity Partners, Mr. Humphrey served from 1997 to 2004 as a principal of Davis, Tuttle Venture Partners, one of Oklahoma’s largest and oldest venture capital firms.  From 1995 to 1997, Mr. Humphrey was a senior business development coordinator at Texaco Natural Gas Liquids.  During his two-year stay with Texaco, he led ten major acquisition and expansion projects.  Prior to joining Texaco in 1996, Mr. Humphrey spent thirteen years with Koch Industries, Inc. serving in a variety of management and business development initiatives.

Mr. Humphrey earned his Bachelor of Science in Chemical Engineering from the University of Wisconsin and his Master of Business Administration from Texas A&M University.  Mr. Humphrey joined the board of directors of MacroSolve, Inc. in 2004.

John Clerico, Director and Chairman of the Audit Committee

John A. Clerico is the Chairman of the Board of Global Industries, Ltd., a leading offshore solutions provider of offshore construction, engineering, project management and support services, a position he has held since October 2008. He has served on their Board of Directors since January 2006. Mr. Clerico was also Chief Executive Office of Global Industries from October 2008 until March 2010. John Clerico is chairman and a registered financial adviser at ChartMark Investments, Inc., an independent investment advisory firm that manages equity funds for individuals and small pension funds. Mr. Clerico co-founded ChartMark in 2001, where his current focus is on day-to-day portfolio management and strategic direction of the firm. Prior to founding ChartMark, Mr. Clerico served in numerous senior management capacities including Executive Vice President, Chief Financial Officer and Director of Praxair, Inc., a Fortune 200 company. In addition to his financial responsibilities, Mr. Clerico managed Praxair’s business operations in Europe and South America. Prior experience includes CFO of Union Carbide Corporation, Conoco, Inc. and Phillips Petroleum Co. Mr. Clerico was named as one of four "Leading Corporate Treasurers" by Corporate Finance Magazine in 1995 and "CFO of the Year" by CFO Magazine in 1997 and Business Week in 1998. He serves on the Board of Directors of Community Health Systems and Educational Development Corp. Mr. Clerico is a 1964 graduate of Oklahoma State University. Mr. Clerico joined the Board of Directors of MacroSolve, Inc., in 2006.

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

Howard Janzen, Director and Chairman of the Compensation Committee

Mr. Janzen is CEO of One Communications - the largest privately-held, multi-regional integrated telecommunications solutions provider in the United States. The company serves approximately 160,000 small and mid-sized business customers in 18 states across the Northeast, Mid-Atlantic and Upper Midwest, plus the District of Columbia.

Janzen has more than 30 years of experience in the telecommunications and energy industries. Prior to joining One Communications, he was president of Sprint Business Solutions, where he was responsible for Sprint’s $12 billion worldwide business customer base, ranging from small business to Sprint’s largest domestic and international accounts. His responsibilities included integration of Sprint’s wireless, wireline, local voice and data services. Previously, he served as president of the Sprint Global Markets Group, responsible for its long distance business. Prior to Sprint, Janzen was chairman, president and CEO of Williams Communications Group, where he led the company in completing its $7 billion next generation fiber network. Janzen also served in a number of leadership roles in Williams’ energy and natural gas pipeline businesses.

Janzen earned Bachelor of Science and Master of Science degrees in metallurgical engineering from The Colorado School of Mines and is a licensed Professional Engineer. He completed the Harvard Business School Program for Management Development. Janzen was named a Colorado School of Mines Distinguished Achievement Medalist and was inducted into the University of Tulsa, College of Engineering and Natural Sciences, Hall of Fame. Janzen is involved in a number of non profit organizations serving on the board of trustees for the University of Tulsa, the board of governors for the Colorado School of Mines Foundation and the Morningside - Hillcrest Healthcare Board.  Mr. Janzen also serves as Chairman and Commissioner for the Global Information Infrastructure Commission (GIIC).

David R. Lawson, Director

David Lawson is the former President and Chief Executive Officer of Capital One Auto Finance, Inc., a position he held from July 1998 until April 2008. He held similar positions at Summit Acceptance Corporation from March 1995 until July 1998, and was President and Chief Operating Officer of Western National Bancorp from September 1982 until December 1993. Since June, 2008, Mr. Lawson has served as Chairman of the Board of Trustees at the University of Tulsa. Mr. Lawson also sits on the boards of Heat Transfer Equipment Corp. and Pinnacle Packaging Company. He formerly served on the boards of Western Venture Capital, Summit Acceptance Corporation, Zag Inc., Valen Technology, Inc., Dealer Track, Ameriban, Inc., and Texas Capital Bancorporation. Mr. Lawson also serves on the board of the Alzheimer’s Association.

Mr. Lawson is a 1970 graduate of the University of Tulsa with a BS degree in Accounting. He joined the firm of Arthur Andersen & Company in May 1970, eventually reaching the level of Audit and Consulting Partner. In 1982 he left public accounting for the banking industry. Mr. Lawson joined the Board of Directors of MacroSolve, Inc. in November, 2010.

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

When considering whether directors and nominees have the experience, qualifications, attributes and skills, the Company and the Board focused primarily on the information discussed in each of the directors’ individual biographies set forth above. In particular, with regard to Mr. McGill, the Board considered his strong background in the mobile technology sector and significant expertise and background as a director of both private and publicly traded companies and his significant experience around patented technology. With regard to Mr. Parr, the Board considered his deep understanding of the telecommunications and mobile technology sector and his leadership experience and general business acumen. With regard to Mr. Humphrey, who serves on the Audit Committee, the Board considered his extensive experience in venture capital transactions and mergers and acquisitions while at Oklahoma Equity Partners. With regard to Mr. Clerico, who chairs the Audit Committee, the Board considered his executive management experience with several large public companies, the recognitions of his accomplishments as a chief financial officer and corporate treasurer, and his investment advisory experience. With regard to Dr. Schoenefeld, who serves on the Compensation Committee, the Board considered his broad perspective of computing technologies and telecommunications through his position as Chief Information Officer at the University of Tulsa. With regard to Mr. Janzen, who chairs the Compensation Committee, the Board considered his significant experience in telecommunications and mobile technology through is prior association with Sprint Business Solutions and Williams Communications Group and his present position CEO of One Communications. With regard to Mr. Lawson, a member of the Audit Committee,  the Board considered his financial and executive expertise with Capital One and his many years of experience in banking as well as his years of experience as an audit partner with Arthur Andersen.

Audit Committee

The Board of Directors has adopted a written charter for the Audit Committee. Our Audit Committee is responsible for (1) the integrity of the financial reporting process, systems of internal controls and financial statements and reports of the Company; (2) the compliance by the Company with legal and regulatory requirements; (3) the appointment, compensation and oversight of the Company's independent auditor employed by the Company for the purpose of preparing or issuing an audit report or related work.  The Audit Committee is comprised of John Clerico, David L. Humphrey, David R. Lawson, James C. McGill and Clint Parr.  The Audit Committee Chairman is John Clerico.

Audit Committee Report

The Audit Committee has  reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2010.  Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the financial statements referred to above be included in this Form 10-K.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to all its directors, officers (including its chief executive officer, chief financial officer and any person performing similar functions) and employees. The Company has made its Code of Ethics available on its website at www.macrosolve.com/investors/.

Item 11. Executive Compensation.

The following table sets forth certain information with respect to compensation for the fiscal year ended December 31, 2010 earned by or paid to the Company’s principal executive officer, principal financial officer and three most highly compensated executive officers who were serving as executive officers at December 31, 2010 (the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Bonus	Option and	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation	All other Compensation (5)	Total
Clint Parr,	2010	$148,750	$0	$0	$0	$0	$4,857	$153,607
Chief Executive Officer,	2009	$130,067	$0	$0	$0	$0	$54	$130,121
President and Director (1)	2008	$110,110	$0	$0	$0	$0	$23,161	$133,271

James C. McGill,	2010	$12,000	$0	$0	$0	$0	$5,475	$17,475
Chairman of the Board	2009	$32,000	$0	$0	$0	$0	$54	$32,054
of Directors (2)	2008	$29,000	$0	$0	$0	$0	$21,071	$50,071

Kendall Carpenter, VP Finance and	2010	$114,750	$0	$0	$0	$0	$3,180	$117,930
Administration,	2009	$98,978	$0	$0	$0	$0	$66	$99,044
Chief Financial Officer,	2008	$84,932	$0	$0	$0	$0	$2,597	$87,529
Secretary and Treasurer (3)

The number of Option Awards referenced in this Executive Compensation table reflect the 19 share common stock dividend effective April 14, 2008.

(1)
For services in 2008, Mr. Parr received options to acquire 54,637 shares of common stock, 6,422 shares of common stock, and 7,987 shares of common stock at a price of $0.60, $2.50 and $2.01 respectively. Clint Parr received options to acquire 7,987 shares of common stock and 30,291 shares of common stock at a price of $2.01 and $.53 per share for services respectively. He also received options to acquire 44,800 shares of common stock at a price of $2.01 per share which vests annually over 3 years under the 2008 Management Bonus Plan. In 2009, Mr. Parr received a warrant to acquire 763,257 shares of common stock at a price of $.10 per share in an action approved by the Board on September 11, 2009. The warrant will expire on September 11, 2014 which is also the new expiration date of all outstanding company options, including Mr. Parr’s, in an action approved by the Board on September 11, 2009. In 2009, Mr. Parr received 1,261 shares of S8 registered stock valued at $.043 per share upon vesting of a 2008 stock bonus plan. For services in 2010, Mr. Parr received 4,131,864 shares of restricted stock and S8 registered stock valued at $.001 per share upon vesting of restricted stock awards. Mr. Parr received 387,360 shares of S8 registered stock in 2010 valued between $.001 and $.054 per share upon vesting of 2008 and 2009 stock bonus plans.

(2)
For services in 2008, Mr. McGill received options to acquire 103,327 shares of common stock, 11,800 shares of common stock and 14,677 shares of common stock at a price of $0.60, $2.50 and $2.01 respectively. Jim McGill received options to acquire 14,677 shares of common stock and 63,208 shares of common stock at a price of $2.01 and $.53 per share for services respectively. He also received options to acquire 44,800 shares of common stock at a price of $2.01 per share which vests annually over 3 years under the 2008 Management Bonus Plan. In 2009, Mr. McGill received a warrant to acquire 1,733,792 shares of common stock at a price of $.10 per share in an action approved by the Board on September 11, 2009. The warrant will expire on September 11, 2014 which is also the new expiration date of all outstanding company options, including Mr. McGill’s, in an action approved by the Board on September 11, 2009. In 2009, Mr. McGill received 1,261 shares of S8 registered stock valued at $.043 per share upon vesting of a 2008 stock bonus plan. For services in 2010, Mr. McGill received 5,071,791 shares of restricted stock and S8 registered stock valued at $.001 per share upon vesting of restricted stock awards. Mr. McGill received 183,996 shares of S8 registered stock in 2010 valued between $.001 and $.054 per share upon vesting of 2008 and 2009 stock bonus plans.

(3)
For services in 2008, Ms. Carpenter received options to acquire 15,070 shares of common stock, 3,956 shares of common stock and 4,920 shares of common stock at a price of $0.60, $2.50 and $2.01 respectively. Kendall Carpenter received options to acquire 4,920 shares of common stock and 18,660 shares of common stock at a price of $2.01 and $.53 per share for services respectively. She also received options to acquire 33,600 shares of common stock at a price of $2.01 per share which vests annually over 3 years under the 2008 Management Bonus Plan. In 2009, Ms. Carpenter received a warrant to acquire 117,206 shares of common stock at a price of $.10 per share in an action approved by the Board on September 11, 2009. The warrant will expire on September 11, 2014 which is also the new expiration date of all outstanding company options, including Ms. Carpenter’s, in an action approved by the Board on September 11, 2009. In 2009, Ms. Carpenter received 1,527 shares of S8 registered stock valued at $.043 per share upon vesting of a 2008 stock bonus plan. For services in 2010, Ms. Carpenter received 2,608,626 shares of restricted and S8 registered stock valued at $.001 per share upon vesting of restricted stock awards. Ms. Carpenter received 345,330 shares of S8 registered stock in 2010 valued between $.001 and $.054 per share upon vesting of 2008 and 2009 stock bonus plans.

(4)	Company management have determined that the options and warrants granted have no cash value and as such are calculated as zero dollars ($0.00) toward each executive’s compensation.

(5)
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

DIRECTOR COMPENSATION

Name and Principal Position	Year	Salary	Stock Awards (5) (1)	Option and Warrant Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings (5)	All other Compensation	Total
Clint Parr,	2010	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer,	2009	$0	$0	$0	$0	$0	$0	$0
President and Director	2008	$0	$0	$0	$0	$0	$0	$0

James C. McGill,	2010	$0	$0	$0	$0	$0	$0	$0
Chairman of the	2009	$0	$0	$0	$0	$0	$0	$0
Board of Directors	2008	$0	$0	$0	$0	$0	$0	$0

Howard Janzen, Director	2010	$0	$16,000	$0	$0	$0	$0	$16,000
	2009	$0	$14,000	$0	$0	$0	$0	$14,000
	2008	$0	$6,000	$0	$0	$0	$0	$6,000

David L. Humphrey, Director	2010	$0	$16,000	$26,250	$0	$0	$0	$42,250
	2009	$0	$14,000	$0	$0	$0	$0	$14,000
	2008	$0	$6,000	$0	$0	$0	$0	$6,000

John Clerico, Director	2010	$0	$16,000	$0	$0	$0	$0	$16,000
	2009	$0	$14,000	$0	$0	$0	$0	$14,000
	2008	$0	$6,000	$0	$0	$0	$0	$6,000

Dr. Dale A. Schoenefeld,	2010	$0	$16,000	$0	$0	$0	$0	$16,000
Director	2009	$0	$14,000	$0	$0	$0	$0	$14,000
	2008	$0	$6,000	$0	$0	$0	$0	$6,000

David R. Lawson, Director	2010	$0	$4,000	$0	$0	$0	$0	$4,000

(1)
Each director received 6,122 shares of restricted common stock and 12,500 shares of restricted common stock for the first and second quarters of 2009, respectively. By resolution of the Board of Directors at its May 21, 2009 meeting, the quarterly director compensation was increased to $4,000. Each director received 93,023 shares of restricted common stock and 100,000 shares of restricted common stock for the third and fourth quarters of 2009 respectively.  In an action approved by the Board on September 11, 2009, each director received a warrant to acquire shares of common stock equal to the number of their outstanding options at a price of $.10 per share. The warrants will expire on September 11, 2014 which is also the new expiration date of all outstanding company options, including each director’s, in an action approved by the Board on September 11, 2009. Directors Janzen and Clerico each received a warrant to acquire 160,000 shares. Directors Humphrey and Schoenefeld each received a warrant to acquire 240,000 shares. Directors Janzen, Humphrey, Clerico and Schoenefeld each received 80,000 shares of S8 registered common stock for first quarter 2010 service, 106,667 shares of S8 registered common stock for second quarter 2010 service, 80,000 shares of S8 registered stock and 80,000 shares of restricted common stock for third quarter 2010. All directors, including Mr. Lawson who joined the Board in November 2010, earned 17,582 shares of S8 registered stock which will be issued in January, 2011.

The members of the Board of Directors do not currently receive cash compensation for their services.   Company management have determined that the options and warrants granted have no cash value and as such are calculated as zero dollars ($0.00) toward each director’s compensation.

(2)
Director David Humphrey agreed to provide financial advisory and business development services to the Company valued at $8,750 per month in exchange for 58,333 nonqualified options with an agreed value of $0.20 and a strike price of $.05 with a five year exercise period. The Company issued options to Mr. Humphrey for services in July, August and September of 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of and percent of the Company's common stock beneficially owned by:

•	all directors and nominees, naming them,
•	our executive officers,
•	our directors and executive officers as a group, without naming them, and
•	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Clint H. Parr (3)	Common Stock	Chief Executive Officer, President	7,279,300	6.81%

James C. McGill (4)	Common Stock	Chairman and Director	19,280,652	16.23%

Howard E. Janzen (5)	Common Stock	Director	1,827,852	1.80%

Kendall Carpenter (6)	Common Stock	Chief Financial Officer	3,427,465	3.33%

David L. Humphrey (7)	Common Stock	Director	1,273,585	1.26

John C. Clerico (8)	Common Stock	Director	54,237,151	35.27%

Dr. Dale A. Schoenefeld (9)	Common Stock	Director	1,098,586	1.09%

David R. Lawson (10)	Common Stock	Director	546,484	*

Officers and Directors as a Group	Common Stock		88,971,075	47.20%

* Less than 1% ownership

(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.
(2)
The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on February 28, 2011.  On February 28, 2011, there were 99,541,831 shares of our common stock outstanding.  To calculate a stockholder's percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of February 28, 2011.  Common stock options  and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table below has sole voting power and investment power for the shares listed opposite such person's name.

(3)
Represents options (i) 3,956,992 shares of common stock owned; (ii) 763,257 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 763,257 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iv) 1,795,794 shares of common stock issued under restrictive stock grants with voting rights.

(4)
Represents options (i) 9,341,886 shares of common stock owned; (ii) 912,115 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 1,733,792 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; (iv) 2,063,950 shares of common stock issued under restrictive stock grants with voting rights; and (v) convertible debentures which may be converted into 228,909 shares of common stock.

(5)
Represents (i) 1,054,677 shares of common stock owned; (ii) 458,721 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; and (iii) 200,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iv) convertible debentures which may be converted in 114,454 shares of common stock.

(6)
Represents options (i) 2,051,119 shares of common stock owned; (ii) 126,626 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 117,206 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iv) 1,132,514 shares of common stock issued under restrictive stock grants with voting rights.

(7)
Represents (i) 578,586 shares of common stock owned; (ii) 240,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; and (iii) 454,999 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

(8)
Represents options (i) 29,743,789 shares of common stock owned; (ii) 24,006,884 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 200,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iv) convertible debentures which may be converted into 286,478 shares of common stock.

(9)
Represents (i) 578,586 shares of common stock owned; (ii) 240,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; and (iii) 280,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

(10)
Represents options (i) 217,742 shares of common stock owned; (ii) 99,833 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; and (iii) convertible debentures which may be converted into 228,909 shares of common stock.

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

MacroSolve, Inc. (the “Company”) entered into Securities Purchase Agreements, dated July 20, 2009 with nine investors pursuant to which the Company will issue up to $2,326,280 in Floating Rate Convertible Subordinated Debentures.  Director Clerico is the Lead Investor with a total commitment of $1,500.575, including the $200,575 converted note payable, of which $955,012 had been advanced as of December 31, 2009 On September 30, 2010, the investors in the July 2009 Convertible Debentures elected to convert their loans to common stock at a rate of $0.10 per share. Mr. Clerico received 15,005,750 shares of restricted common stock, Mr. McGill received 503,740 shares of restricted common stock and Howard Janzen, a director of the Company, received 251,150 shares of restricted common stock.

On February 12, 2010, the Company entered into an asset sale with private investors who acquired the digiTicket product and associated fixed assets. In addition to the $400,000 sales price, the acquiring entity agreed to lease the digiTicket management, development and marketing personnel for a period of six months at cost after which time the personnel will transition to the acquiring entity and to reimburse the Company $7,683 per month for six months for shared occupancy costs. Proceeds from the asset sale provided working capital for acceleration of product development and marketing. The President of the acquiring entity, Eric Fultz, was formerly a vice president of MacroSolve, Inc.

James McGill, the Company’s Chairman of the Board of Directors, made loans to the Company during 2010 for operating capital. Mr. McGill provided a $25,000 short term loan during the first quarter which was repaid with $25 interest in February 2010. Mr. McGill made additional short terms loans totaling $160,000 between August and October 2010. The notes were unsecured and provided for interest of prime plus 3% (6.25% as of November 2010). The loans were repaid with $1,164 accrued interest in November 2010 by converting $50,000 to the terms of the Debenture Financing which closed on November 8, 2010 and the remainder repaid in cash.

The Company acquired an advancing term loan with a financial institution of up to $200,000 with interest only payable monthly at prime rate plus 1.0% (4.25% at December 31, 2010), until September 2011, and secured by substantially all assets of the company and the personal guarantees of James McGill, Chairman, and John Clerico, a director of the Company. In exchange for the guarantees, each of them received a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share.

Director David Humphrey agreed to provide financial advisory and business development services to the Company valued at $8,750 per month in exchange for 58,333 nonqualified options with an agreed value of $0.20 and a strike price of $.05 with a five year exercise period. The Company issued options to Mr. Humphrey for services in July, August and September of 2010.

On November 3, 2010 the Board of Directors approved Convertible Debentures Series 2010 plus Series B Warrants.   Of the $925,000 sold as of December 31, 2010, Director McGill purchased $50,000 and received 76,303 warrants with a strike price of $.3276, Director Clerico purchased $50,000 and received 95,493 warrants with a strike price of $.2618, and Director Janzen purchased $25,000 and received 38,151 warrants with a strike price of $.3273. Each warrant has an expiration date of December 31, 2015. As of December 31, 2010, Directors McGill, Clerico and Janzen had accrued interest of $144, $122 and $72, respectively.

Director Independence

The Board of Directors has determined that Messrs. Clerico, Humphrey, Janzen, Lawson and Schoenefeld are each independent directors as of December 31, 2010.

The Company has adopted a code of business conduct and ethics that applies to all its directors, officers (including its chief executive officer, chief financial officer and any person performing similar functions) and employees. The Company reviews transactions with related parties using the provisions included in the Code of Ethics.

Item 14.  Principal Accountant Fees and Services.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

Audit Fees

For the year ended December 31, 2010, the fees for audit services totaled approximately $33,160 which included approximately $29,760 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $3,400 associated with the Company’s statutory and regulatory filings.  For the year ended December 31, 2009, the fees for audit services totaled approximately $69,865 which included approximately $68,000 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $1,865 associated with the Company’s statutory and regulatory filings.

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

MACROSOLVE, INC.

Date: March 11, 2011	By:	/s/ Clint Parr
Clint Parr
President and Chief Executive Officer

MACROSOLVE, INC.

Date: March 11, 2011	By:	/s/ Kendall Carpenter
Kendall Carpenter
VP Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clint H. Parr	Chief Executive Officer	March 11, 2011
Clint H. Parr	(Principal Executive Officer)

/s/ Kendall W. Carpenter	Chief Financial Officer	March 11, 2011
Kendall W. Carpenter	(Principal Accounting Officer)

/s/ James C. McGill	Chairman of the Board of Directors	March 11, 2011
James C. McGill

/s/ Howard Janzen	Director	March 11, 2011
Howard Janzen

/s/ David L. Humphrey	Director	March 11, 2011
David L. Humphrey

       MACROSOLVE, INC.

       Financial Statements Together With
       Report of Independent Registered Public Accounting Firm

       For the Years Ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MacroSolve, Inc
Tulsa, Oklahoma

We have audited the accompanying balance sheets of MacroSolve, Inc at December 31, 2010 and 2009 and the related statements of operations, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MacroSolve, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hood Sutton Robinson & Freeman CPAs, P.C.
Certified Public Accountants

Tulsa, Oklahoma

March 11, 2011

HOOD SUTTON ROBINSON & FREEMAN CPAs, P.C.

2727 East 21st Street, Suite 600    Tulsa, Oklahoma  74114   918-747-7000  Fax 918-743-7525   www.telcpa.com
1821 SE Washington Boulevard    Bartlesville, Oklahoma  74006   918-336-7600  Fax 918-3337600

MACROSOLVE, INC.

BALANCE SHEETS

As of December 31,	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$187,025	$51,120
Accounts receivable - trade	31,535	103,861
Prepaid expenses and other	50,324	41,399

Total current assets	268,884	196,380

PROPERTY AND EQUIPMENT, at cost:	254,089	258,323
Less - accumulated depreciation and amortization	(162,194)	(151,683)

Net property and equipment	91,894	106,640

OTHER ASSETS:
Note receivable	135,577	135,577
Software development costs, net of accumulated amortization
of $398,715 and $152,592 as of December 31, 2010 and
2009, respectively	938,942	1,205,748
Other assets	43,999	21,728

Total other assets	1,118,517	1,363,053

TOTAL ASSETS	$1,479,296	$1,666,073

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$34,176	$54,696
Accounts payable - trade and accrued liabilities	123,021	214,936
Unearned income	8,523	70,156

Total current liabilities	165,721	339,788

LONG-TERM DEBT, less current maturities
OTCC	237,500	237,500
Arvest equipment loan	-	29,031
Convertible secured debentures	925,000	1,603,464
Total long-term debt, less current maturities	1,162,500	1,869,995

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 200,000,000 shares;
issued and outstanding 98,690,490 and 49,611,110 shares, at
December 31, 2010 and 2009, respectively	986,905	496,112
Additional paid-in capital	9,303,920	7,176,360
Accumulated deficit	(10,139,750)	(8,216,182)

Total stockholders' (deficit) equity	151,075	(543,710)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,479,296	$1,666,073

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2010	2009

SALES:
Solution services	$496,420	$817,302
Hardware sales	78,216	101,416
Software licensing	63,200	33,016

Net sales	637,836	951,734

COST OF SALES:
Solution services	253,742	437,558
Hardware sales	65,195	92,091
Software licensing	-	619

Total cost of sales	318,936	530,268

Gross profit	318,900	421,466

OPERATING EXPENSES:
Solution services	187,460	254,510
Selling, general and administrative	1,808,407	1,907,604

Total operating expenses	1,995,868	2,162,114

Loss from operations	(1,676,967)	(1,740,648)

OTHER INCOME (EXPENSE):
Interest income	662	898
Interest expense	(138,833)	(58,820)
Stock based compensation	(108,404)	(51,092)

Total other expense	(246,575)	(109,014)

LOSS BEFORE INCOME TAXES	(1,923,543)	(1,849,662)

INCOME TAXES	-	-

NET LOSS	$(1,923,543)	$(1,849,662)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(1,923,543)	$(1,849,662)

Loss allocable to common stockholders	$(1,923,543)	$(1,849,662)

Basic and diluted loss per share	$(0.03)	$(0.05)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2010 and 2009

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total

BALANCE, at December 31, 2008	$256,035	$6,903,609	$(6,366,468)	$793,176

Net Loss	-	-	(1,849,662)	(1,849,662)

Exercise of options and warrants	2,826	117,297	-	120,123

Common Stock issued for Services	23,193	117,332	-	140,525

Common Stock issued for Debenture Interest	4,152	11,624	-	15,776

Common Stock issued to Investors	205,287	359,797	-	565,084

Deferred Financing Costs	-	(371,620)	(52)	(371,672)

Compensation expense related to
stock awards	4,619	38,321	-	42,940
BALANCE, at December 31, 2009	$496,112	$7,176,360	$(8,216,182)	$(543,710)

Net Loss	-	-	(1,923,543)	(1,923,543)

Common Stock issued for Services	4,395	12,105	-	16,500

Common Stock issued for Debenture Interest	51,680	100,370		152,050

Common Stock issued to Investors	232,628	2,095,075	-	2,327,703

Compensation expense related to
stock awards	202,090	(79,990)	(26)	122,074

BALANCE, at December 31, 2010	$986,905	$9,303,920	$(10,139,751)	$151,075

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2010	2009

OPERATING ACTIVITIES:
Net loss	$(1,923,543)	$(1,849,662)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	248,522	214,215
Stock based compensation	95,351	42,569
Issuance of stock for services	43,250	103,525
Issuance of stock for debenture interest	152,050	15,776
Changes in current assets and liabilities:
Decrease in accounts receivable - trade	72,326	30,338
(Increase) in inventory	(10,388)	(1,452)
Decrease in prepaid expenses and other	1,440	7,418
(Decrease) Increase in accounts payable - trade and
accrued liabilities	(91,915)	64,036
(Decrease) Increase in unearned income	(61,633)	9,473

Net cash used in operating activities	(1,474,540)	(1,363,764)

INVESTING ACTIVITIES:
Purchase of equipment	(15,336)	(10,917)
Disposal of equipment	616	5,142
Sale of digiTicket division	416,569	-
Software development costs	(368,820)	(722,718)
Patent application fees	(22,271)	(3,485)

Net cash used in investing activities	10,758	(731,978)

FINANCING ACTIVITIES:
Deferred equity issuance costs	1,422	(48,870)
Proceeds from issuance of common stock	-	600,000
Proceeds from debenture financing	1,647,816	1,603,486
Proceeds from exercise of warrants and options	-	120,123
Advances on Notes Payable	286,189	-
Repayments of notes payable	(286,189)	(229,274)
Proceeds from long-term debt	-	-
(Repayments) on long term debt	(49,551)	-
Proceeds from debentures converted to equity	-	-

Net cash provided by financing activities	1,599,687	2,045,465

NET INCREASE (DECREASE) IN CASH	135,905	(50,277)

CASH, beginning of period	51,120	101,397

CASH, end of period	$187,025	$51,120

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Accounts Receivable and Credit Policies

Accounts receivable - trade consist of amounts due from the sale of professional services, software and hardware.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  At December 31, 2010 and 2009, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

Property and Equipment

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software.  Leasehold improvements are being amortized over a 7 year estimated useful life.  Property and equipment consists of the following at December 31, 2010 and 2009:

	2010	2009
Hardware	$98,221	$102,455
Furniture and fixtures	109,413	109,413
Office equipment	23,786	23,786
Leasehold improvements	22,669	22,669
	254,089	258,323
Less - accumulated depreciation	162,194	151,683
	$91,894	$106,640

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

Unearned Income

Unearned income represents amounts received in advance for services to be provided to customers where the customer has not yet received the service and license fees received in advance which are recognized over the license term.

Software Development Costs

The Company accounts for software development costs in accordance with ASC 985-20, “Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  These costs are amortized over three years and are reviewed for impairment at each period end.  Amortization expense approximated $227,388 and $192,748 in 2010 and 2009, respectively. Amortization expense for 2010 included $29,453 one-time charge for the write off of capitalized development costs associated with a prototype product called Asset Tracker.

Realization of software development costs is dependent on the Company generating sufficient future profitability.  Although the Company expects to fully realize the software development costs, that expectation could change in the near term if estimates of future profitability are not achieved.

Advertising

The Company expenses advertising costs as incurred.  Such costs totaled approximately $926 and $5,442 for 2010 and 2009, respectively.

Income Taxes Costs

The Company accounts for income taxes utilizing ASC 740, “Income Taxes” (SFAS No. 109).  SFAS No. 109 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carryforwards, and of deferred tax liabilities for taxable temporary differences.  Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law.  The effects of future changes in tax laws or rates are not included in the measurement.  The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns.  The Company currently has substantial net operating loss carryforwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Fair value of financial instruments

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments. The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of the Company's line of credit approximates fair value since the interest rate fluctuates periodically based on a floating interest rate. The carrying value of the Company’s convertible debentures approximates fair value since the interest rate is stated instrument. Management believes that the carrying value of the Company's borrowings approximate fair value based on credit terms currently available for similar debt.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended December 31, 2009 and 2008.

Impact of Recently Issued Accounting Standards

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

The Company incurred a net loss of $1,923,543 in 2010 which increased the accumulated deficit to $10,139,750 at December 31, 2010.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that adequate funding will be available to the Company to support its operations through continuing investments of equity by qualified investors, internally generated working capital and monetization of intellectual property assets.

The Company secured an advancing term loan with a financial institution of up to $200,000 with interest only payable monthly at prime rate plus 1.0% (4.25% at December 31, 2010), until September 2011, and secured by substantially all assets of the company and the personal guarantees of two company directors. There were no advances on the loan at December 31, 2010 and management plans on using the credit facility in the first quarter of 2011.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

3.	NOTE RECEIVABLE

Note receivable at December 31, 2010 and December 31, 2009	2010	2009
consists of the following:

Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (8.25% at December 31, 2010), due June 30, 2011. The note may be converted to common stock of the borrower prior to the due date at MacroSolve’s discretion.	$135,577	$135,577

4.   DEBENTURES AND NOTES PAYABLE

Notes payable at December 31, 2010 and 2009 consist of tfollowing:	2010	2009

On November 8, 2010, the Company began selling Convertible Debentures Series 2010 plus Series B Warrants. The Company has not established a minimum or maximum offering size; however, it exceeded its goal of $750,000 in aggregate subscriptions. The debentures accrue interest at 2.0% per annum with interest paid at maturity.

The debentures may be prepaid in full for one hundred and fifty percent (150%) of the face amount of the debenture if notice of prepayment is given by the Company before July 1, 2011. Prepayment may be made in cash or shares of common stock at the election of the Company. If the prepayment is made in shares of common stock the shares will be valued at the volume weighted average price of the shares for the five-day trading period before the notice of prepayment.

The Debentures may be converted into Common Stock by the holders after June 30, 2011, or upon notice of prepayment by the Company if notice is given before that date. Upon conversion the holder will be entitled to receive the number of shares of Common Stock that could be purchased with two hundred percent (200%) of the face amount of the Debentures together with accrued interest and with the Common Stock valued using the weighted average price for the five-day trading period before the notice of conversion.

Investors will acquire common stock purchase warrants, designated by the Company as Class B Warrants, in an amount equal to fifty percent (50%) of the shares of common stock that would be issued upon conversion of the Debentures upon issue. The Warrants will have a termination date of December 31, 2015 and have an initial exercise price equal to the weighted average price of the common stock upon grant of the Warrants.	$925,000	$-

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

For each share that the debenture may convert into, the Holders received one warrant exercisable at the Holder’s option into one share of common stock. The Warrants expire on the earlier of five years from issuance or July 30, 2014.	$-	$1,603,464

Advancing term loan with a financial institution of up to $200,000 with interest only payable monthly at prime rate plus 1.0% (4.25% at September 30, 2010), until September 2011, and secured by substantially all assets of the company and the personal guarantees of two company directors. In exchange for the guarantees, each director receives a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share.	$-	$-

Advancing term loan with a financial institution of up to $125,000 with principal and interest due at prime rate plus 2.0% (5.25% at December 31, 2009) amortized ratably over 30 months, due August 31, 2011, and secured by substantially all assets of the company.	$34,176	$83,726

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008. The monthly payments were suspended in October 2008 with resumption anticipated upon significant equity raise.	$237,500	$237,500

 As of December 31, 2010, maturities of long-term debt are:  $34,176 in 2011, $237,500 in 2012 and $925,000 thereafter.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

5.	EMPLOYEE STOCK PLANS

Stock Options and Restricted Stock Awards

The Company adopted the MacroSolve, Inc. Compensation and Stock Option Plan 2008-2010 on December 16, 2008. The Plan includes use of stock options for compensation of officers and directors. At the adoption date, 2,674,420 options which have been approved by shareholders remain available for use by the Compensation Committee of the Board of Directors. During 2010 and 2009, 335,000 and 577,851 options were issued, respectively, as follows:

	At Adoption	Issued	Issued
	Date	2010	2009	Remaining
Incentive Stock Options for Key Managers	1,300,000	-	(224,000)	1,076,000
Director Stock Options	400,000	(160,000)	(160,000)	80,000
Other Awards and Reserves	974,420	(175,000)	(193,851)	605,569
Total	2,674,420	(335,000)	(577,851)	1,761,569

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

At the end of the second quarter 2010, employees were granted 941,500 shares of restricted stock under the Employee Bonus award plan. These shares will be distributed on a three year vesting schedule to employees who remain with the Company as of the distribution dates in the following table. The Company valued these awards at $942 which was the amount of compensation employees elected to take within 30 days of the grant on 83(b) elections filed with the Internal Revenue Service. The restricted stock award agreements bear a substantial risk of forfeiture by the employee in the event of their voluntary termination.

July 12, 2011313,835 shares of restricted common stock
July 12, 2012313,835 shares of restricted common stock
July 12, 2013313,830 shares of restricted common stock

Prior to going public, the company used the calculated value method to account for the options. Under this method, a nonpublic entity that is unable to estimate the expected volatility of the price of its underlying share may measure awards based on a “calculated value,” which substitutes the volatility of an appropriate index for the volatility of the entity’s own share price.  Although the Company became publicly traded in August 2008, the stock has been so thinly traded from that time until the present, that management determined it was unable to estimate the expected volatility of the stock price. In addition, management has not been able to identify a similar publicly held entity that can be used as a benchmark. Therefore, as a substitute for volatility, the Company used the historical volatility of the Technology Select Sector (XLK) index which is representative of the Company’s industry. The Company has used the historical closing values of that index to estimate volatility for the valuation of options in 2010 and 2009.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

The calculated value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which values options based on the estimated fair value of the Company’s common stock at the grant date, the option strike price, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is based on the vesting period and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Stock based compensation expense of $160 for director options in 2010 and $25,010 was recognized in 2009 related to employee, consultant and director options. Because there were no employee options issued in 2010, no Black Scholes computation was required.

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

Stock Based Compensation

Certain executive and management employees receive salary compensation in the form of restricted stock awards which vest over six months and which bear a substantial risk of forfeiture in the event of voluntary termination. Compensation expense for stock awards is recognized ratably over the implicit vesting period from date of grant to the termination of the trust.  Compensation expense for stock awards is based upon the estimated market value of the Company’s common stock at the date of grant. When the employee receiving the grant makes an 83(b) election, the compensation expense is recognized in the month of the election for the fair market value at the time of the election. In 2010, all employees receiving stock awards elected 83(b) tax treatment. Because of low trading volumes and the history of operating losses, the Board approved a valuation of $.001 per share for restricted awards issued in 2010 and 2009. This valuation is reviewed quarterly. The Company granted 8,576,096 shares of restricted common stock in 2010 to employees for compensation earned in the first, second and third quarters of 2010 and valued these awards at $8,576 based on the fair market value which employees claimed in tax elections to recognize compensation at the date of the grant.  The Company granted 7,751,911 shares of restricted common stock in January 2010 to employees for compensation earned in the second, third and fourth quarters of 2009 and valued these awards at $7,752 based on the fair market value which employees claimed in tax elections to recognize compensation at the date of grant The Company recognized stock based compensation expense related to all equity awards, including salary differential stock awards, stock bonus plans, and Board of Director compensation, totaling  $108,404, and $51,092, for the years ended December 31, 2010, and 2009, respectively.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

Incentive Stock Options

The Company continued its practice of issuing incentive stock options through the first quarter of 2009 when it began issuing restricted stock grants as compensation to employees. Incentive stock options vest immediately upon grant. Restricted stock awards are granted and after six months, the restriction lapses. There was no incentive stock options issued to employees in 2010. The Company issued 193,851 incentive stock options to employees for salary differential compensation during 2009 with strike prices of $.53. The incentive options expire five years from the date of issuance and are forfeited if employment ceases.

A summary of activity under the Employee Stock Plans as of December 31, 2010 and changes during the year then ended is presented below:

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price	Shares
Outstanding – December 31, 2009	5,775,377	$0.60	232,423
Granted	335,000	$0.04	18,804,901
Exercised	-	$0.00	(9,892,504)
Forfeited or Expired	(335,613)	$0.77	(790,019)
Outstanding – December 31, 2010	5,774,763	$0.56	8,354,801
Exercisable – December 31, 2010	5,620,763	$0.51

The weighted-average grant-date calculated value of options granted during the years ended December 31, 2010 and 2009 was $-0-.  Options outstanding at December 31, 2010 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 3.75 years.  Options that were exercisable at December 31, 2009 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 4.70 years.

The weighted-average grant-date calculated value of stock awards granted during the years ended December 31, 2010 and 2009 was $0.00 and $0.04 respectively.

A summary of the status of the Company’s nonvested options and restricted stock award grants as of December 31, 2010, and changes during the year then ended, is presented below:

	2010
Nonvested Shares	Options	Weighted- Average Grant Date Calculated Value	Restricted Stock
Nonvested - Beginning of Year	257,200	$-	232,423
Granted	-	$-	18,804,901
Vested	(60,200)	$-	(9,901,108)
Forfeited	(43,000)	$-	(790,019)
Nonvested – End of Year	154,000	$-	8,346,197

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

6.	COMMON STOCK WARRANTS

Investors in the Convertible Debentures Series 2010 plus Series B Warrants acquired 1,535,160 common stock purchase warrants, designated by the Company as Class B Warrants, in an amount equal to fifty percent (50%) of the shares of common stock that would be issued upon conversion of the Debentures upon issue. The Warrants expire on December 31, 2015 and bear strike prices ranging from $0.26180 to $0.32972.

The investors in the 2009 debenture financing are awarded warrants with a $0.10 exercise price in an amount equal to their staged investment and with an expiration date of July 30, 2014. A total of 7,292,637 and 15,970,158 warrants were issued in 2010 and 2009 respectively.

The Company engaged an investment banking firm to provide financial advisory services in 2010. As a retainer, six of their financial advisors received warrants to purchase an aggregate of 600,000 shares of common stock at a strike price of $0.05. The warrants have a five year life and will expire by July 7, 2015.

In September 2010, the Company placed a $200,000 credit facility with a bank, secured by the personal guarantees of two company directors. In exchange for the guarantees, each director a warrant to purchase 1,000,000 shares of common stock at a strike price of $0.10. The warrants have a five year life and will expire on September 30, 2015.

The Board of Directors passed resolution on September 11, 2009 granting a total of 5,712,214 warrants to employees, officers and directors to match the number of outstanding options held by each. Each warrant has a $0.10 exercise price is expires on September 11, 2014. At the same meeting, the Board approved the expiration date of all outstanding incentive options to September 11, 2014.

The following table summarizes information about outstanding warrants at December 31, 2010:

Year Issued	Number Outstanding	Remaining Contractual Life in Years	Number Currently Exercisable	Weighted Average Exercise Price
2006	210,392	.5	210,392	$0.50
2007	166,680	1.0	166,680	$0.60
2008	-	-	-	-
2009	41,655,092	3.5	41,655,092	$0.10
2010	11,427,797	4.9	11,427,797	$0.07
Total	53,459,961	3.0	53,459,961	$0.11

7.      STOCKHOLDERS’ EQUITY

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

The Company had a stock bonus plan for the second half of 2009 which resulted in 1,000,000 shares of common stock being issued to employees at a value of $1,000 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a three year time lapse restriction that vests annually over a three year period and are subject to forfeiture upon voluntary termination of employment. During the first quarter of 2010, 12,000 shares were forfeited.

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Debenture investors elected to convert their loans to common stock effective September 30, 2010 at a rate of $0.10 per share. A total of $2,326,280 in debenture loans was converted into 23,262,801 shares of common stock.

The Company issued a total of 6,795,333 common shares and cancelled a total of 526,231 common shares in the quarter ended December 31, 2010, described further as follows:

The Company issued 2,196,321 shares of common stock valued at $0.021 in the third quarter of 2010 to settle $46,123 accrued interest outstanding at September 30, 2010 as a final payment to the debenture investors.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 640,000 shares of restricted stock on October 1, 2010 for their third quarter 2010 compensation.

The Company issued 3,660,714 compensation shares to employees for services rendered in the third quarter of 2010 which had been accrued at a value of $3,661 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.  During the fourth quarter of 2010, 351,898 shares previously issued to an employee for services were forfeited.

The Company issued 9,998 shares of stock to employees who vested in the second year of the Third Quarter 2008 Stock Bonus Plan. The Company recognized $280 in stock based compensation expense for these shares. During the fourth quarter of 2010, 174,333 shares previously issued to an employee for stock bonuses were forfeited. The Company also issued 30,000 shares of stock valued at $300to a new employee as an employment bonus. The shares were awarded on a Restricted Stock Agreement with a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company issued 120,000 shares of stock to a former employee for post-employment consulting services valued at $6,000. Two other vendors received 133,300 and 5,000 shares of common stock valued at $20,000 and $750, respectively, for financial consulting services rendered in the fourth quarter of 2010.

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

8.      EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for 2010 and 2009 as follows:

Numerator:	2010	2009
Net Loss	$(1,923,543)	$(1,849,662)
Numerator for basic and diluted	$(1,923,543)	$(1,849,662)

Denominator:
Weighted-average number of
common shares outstanding	72,838,487	35,285,355

Basic and diluted loss per share	$(0.03)	$(0.05)

The Company did not include the common stock equivalents related to stock options or warrants, as the effect would have been anti-dilutive in 2010 and 2009.

9.      INCOME TAXES

At December 31, 2010 and 2009, the components of the Company’s net deferred taxes are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$3,550,000	$2,849,000
Stock-based compensation	108,000	51,000
Total deferred tax assets	$3,658,000	2,900,000
Valuation allowance	(3,629,000)	(2,383,000)
Net deferred tax assets	29,000	517,000
Deferred tax liabilities:
Property, equipment and software development costs	29,000	517,000
Total deferred tax liabilities	29,000	517,000
Net deferred tax asset	$-	$-

At December 31, 2010 and 2009, the Company had approximately $9,630,000 and $7,718,000, respectively, of net operating loss carryforwards, which begin expiring in 2023.  Realization of the deferred tax asset is dependent on generating sufficient future taxable income.  A valuation allowance on the net deferred tax asset has been provided due to the uncertainty of future taxable income.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

10.  401(k) PLAN

The Company implemented a 401(k) Plan (“Plan”) on July 1, 2007 to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. No discretionary contributions were made in 2010 or 2009.

11.  RELATED PARTY TRANSACTIONS

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

There was no related party transaction in the quarter ended June 30, 2010.

In the third and fourth quarters of 2010, the Company placed $160,000 in promissory notes with a shareholder. The notes were unsecured and provided for accrued interest of prime plus 3% (6.25% as of November 30, 2010). The notes were repaid by payment of $111,164, including $1,164 in accrued interest and conversion of $50,000 Convertible Debentures Series 2010 plus Series B Warrants.

On September 30, 2010, the Company placed a credit facility with a financial institution, consisting of an advancing term loan of up to $200,000 with interest only payable monthly at prime rate plus 1.0% (4.25% at September 30, 2010), until September 2011, and secured by substantially all assets of the company and the personal guarantees of two company directors. In exchange for the guarantees, each director received a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share. As of December 31, 2010, there was no balance due on this line of credit.

There was no related party transaction in the quarter ended December 31, 2010.

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

There was no related party transaction in the quarter ended December 31, 2009.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

12.   COMMITMENTS AND CONTINGENCIES

At December 31, 2010, the Company was obligated under an operating lease for certain office space for approximately $12,000 per month. Commitments for this lease, which expires on September 19, 2013, are as follows:

2011	$142,000
2012	$147,000
2013	$105,000
$394,000

Rent and occupancy expense was $70,115 and $143,782 for 2010 and 2009, respectively. The gross rent and occupancy expense for 2010 was $146,755 which was offset by $76,639 in shared occupancy revenue from Saltus Technologies, LLC, the entity which purchased digiTicket in February 2010. Saltus shared office space with the Company from February through October, 2010.

13.    CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its receivables. At December 31, 2010, accounts receivable from three customers comprised approximately 79% of the Company’s total accounts receivable – trade. Revenues from one customer approximated 61% of total revenues for 2010.  At December 31, 2009, accounts receivable from three customers comprised approximately 80% of the Company’s total accounts receivable – trade. Revenues from one customer approximated 75% of total revenues for 2009.

14.   SUBSEQUENT EVENTS

The Company issued 8,137 shares of common stock in January 2011 to a public relations firm as payment in kind for $2,000 in services rendered in December, 2010.

The Company issued 87,910 shares of common stock in January 2011 to its five outside directors as payment in kind for fourth quarter 2010 board service with an accrued value of $20,000 at December 31, 2010.

The Company issued 738,434 compensation shares to employees for services rendered during the third and fourth quarters of 2010 which had been accrued at a value of $7,384 in stock based compensation. The shares are subject to the terms of restricted stock award agreements with a six month vesting period with a substantial risk of forfeiture in the event of voluntary termination.

The Company had a stock bonus plan for the fourth quarter of 2008 with a three year vesting period. Vesting occurred for the second year of the plan and 16,860 shares valued at $3,372 were issued to employees in January 2011.

The Company placed $50,000 in promissory notes with a shareholder. The notes were unsecured and provided for accrued interest of prime plus 3% (6.25% as of March 11, 2011) and mature June 30, 2011.

The Company retained an investment banking firm to assist with potential mergers and acquisitions and capital raises. The Company has retained intellectual property counsel for the purpose of monetizing intellectual assets and enforcing its rights in those assets.  Any resulting litigation, however, will be subject to inherent uncertainties and the favorable outcome of any litigation is inestimable.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2009

15.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the years ended December 31 for:

	2010	2009
Interest	$13.205	$11,801
Income taxes	$-	$-

Noncash investing and financing activities are as follows for the years ended December 31:

	2010	2009
Stock based compensation	$95,351	$36,857
Stock issued for Services	$43,250	$140,525
Deferred offering costs netted against funds raised	$-	$415,520
Debentures and Notes converted to common stock	$2,326,280	$-