Form 10-Q
period 2011-03-31
MACROSOLVE INC
filed 2011-05-09
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
  (Mark one)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File No. 333-150332

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of May 5, 2011 was 104,319,060.

PART I  FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

MACROSOLVE, INC.

BALANCE SHEETS
	(unaudited)	(audited)
	3/31/2011	12/31/2010

ASSETS

CURRENT ASSETS:
Cash	$20,153	$187,025
Accounts receivable - trade	19,993	31,535
Prepaid expenses and other	361,123	50,324
Total current assets	401,269	268,884

PROPERTY AND EQUIPMENT, at cost:	254,089	254,088
Less - accumulated depreciation and amortization	(167,905)	(162,194)

Net property and equipment	86,184	91,894

OTHER ASSETS:
Note receivable	135,577	135,577
Software development costs, net of accumulated amortization
of $454,684 and $398,715 as of March 31, 2011 and
December 31, 2010, respectively	1,048,689	938,942
Other assets	63,754	43,999

Total other assets	1,248,020	1,118,518

TOTAL ASSETS	$1,735,473	$1,479,296

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$17,252	$34,176
Revolving Line of Credit	200,000	-
Note Payable - Shareholder	100,223	-
Accounts payable - trade and accrued liabilities	167,004	123,022
Unearned income	18,713	8,523

Total current liabilities	503,192	165,721

LONG-TERM DEBT, less current maturities
Oklahoma Technology Commercialization Center	237,500	237,500
Convertible secured debentures	925,000	925,000
Total long-term debt, less current maturities	1,162,500	1,162,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 200,000,000 shares;
issued and outstanding 103,541,831 and 98,690,490 shares, at
March 31, 2011 and December 31, 2010, respectively	1,035,418	986,905
Additional paid-in capital	9,681,517	9,303,920
Accumulated deficit	(10,647,154)	(10,139,750)

Total stockholders' (deficit) equity	69,781	151,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,735,473	$1,479,296

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS (unaudited)

For the Periods Ended March 31,	3/31/2011	3/31/2010

SALES:
Solution services	$95,686	$166,940
Hardware sales	-	76,920
Software and Patent licensing	20,317	30,370

Net sales	116,003	274,230

COST OF SALES:
Solution services	46,784	102,746
Hardware sales	-	63,853
Software licensing	-	-

Total cost of sales	46,784	166,599

Gross profit	69,219	107,631

OPERATING EXPENSES:
Solution services	22,639	24,433
Depreciation and amortization	61,680	53,292
Marketing and sales	132,739	123,731
General and administrative	329,290	276,572

Total operating expenses	546,348	478,028

Loss from operations	(477,129)	(370,397)

OTHER INCOME (EXPENSE):
Interest income	25	353
Interest expense	(6,313)	(38,474)
Loss on sale of asset	-	(17,944)
Stock based compensation	(23,988)	(19,526)

Total other expense	(30,276)	(75,591)

LOSS BEFORE INCOME TAXES	(507,405)	(445,988)

INCOME TAXES	-	-

NET LOSS	$(507,405)	$(445,988)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(507,405)	$(445,988)

Loss allocable to common stockholders	$(507,405)	$(445,988)

Basic and diluted loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS (unaudited)

For the Periods Ended March 31,	3/31/2011	3/31/2010

OPERATING ACTIVITIES:
Net loss	$(507,405)	$(445,988)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	61,680	53,292
Stock based compensation	24,111	8,883
Issuance of stock for services	402,000	16,500
Changes in current assets and liabilities:
Decrease in accounts receivable - trade	11,542	76,567
(Increase) decrease in prepaid expenses and other	(310,801)	8,219
Increase (decrease) in accounts payable - trade and
accrued liabilities	43,983	(53,185)
Increase (decrease) in unearned income	10,190	(61,917)

Net cash (used in) provided by operating activities	(264,700)	(397,629)

INVESTING ACTIVITIES:
Purchase of equipment	-	(1,816)
Sale of digiTicket assets	-	416,569
Disposal of equipment	-	616
Software development costs	(166,046)	(100,630)

Net cash provided by (used in) investing activities	(166,046)	314,739

FINANCING ACTIVITIES:
Deferred offering costs	(19,425)	-
Issuance of stock for debenture interest	-	28,983
Proceeds from debenture financing	-	283,880
Repayments of notes payable	(16,925)	(16,654)
Proceeds from shareholder loan	100,224	-
Proceeds from bank line of credit	200,000	-

Net cash provided by financing activities	263,874	296,209

NET INCREASE IN CASH	(166,872)	213,319

CASH, beginning of year	187,025	51,120

CASH, end of year	$20,153	$264,439

The accompanying notes are an integral part of these statements.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended March 31, 2011

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The financial statements as of December 31, 2010 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2010.

2.	DESCRIPTION OF BUSINESS

MacroSolve, Inc. is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma and does business through Anyware Mobile Solutions and Illume Mobile, both divisions of MacroSolve. MacroSolve, Inc. filed a registration statement Form S-1 with the Securities and Exchange Commission which was declared effective on July 25, 2008.

3.	NOTE RECEIVABLE

Note receivable at March 31, 2011 and December 31, 2010 Consist of the following:	March 31, 2011	Dec 31, 2010

Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (8.25% at September 30, 2009), due June 30, 2011. The note may be converted to common stock of the borrower prior to the due date at MacroSolve’s discretion.	$135,577	$135,577

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended March 31, 2011

4.	DEBENTURES AND NOTES PAYABLE

Notes payable consist of the following:	March 31, 2011	Dec 31, 2010

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

Investors will acquire common stock purchase warrants, designated by the Company as Class B Warrants, in an amount equal to fifty percent (50%) of the shares of common stock that would be issued upon conversion of the Debentures upon issue. The Warrants will have a termination date of December 31, 2015 and have an initial exercise price equal to the weighted average price of the common stock upon grant of the Warrants
	$925,000	$925,000

Advancing term loan with a financial institution of up to $125,000 with interest only payable monthly at prime rate plus 2.0% (5.25% at September 30, 2010), until January, 2009, with principal and interest due at prime rate plus 2.0% amortized ratably over 30 months, due August 31, 2011, and secured by substantially all assets of the company.	$17,252	$34,176

Advancing term loan with a financial institution of up to $200,000 with interest only payable monthly at prime rate plus 1.0% (4.25% at September 30, 2010), until September 2011, and secured by substantially all assets of the company and the personal guarantees of two company directors. In exchange for the guarantees, each director receives a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share.	$200,000	$-

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008. The monthly payments were suspended in October 2008 with resumption anticipated upon significant equity raise accrued interest and with the Common Stock valued using the weighted average price for the five-day trading period before the notice of conversion.	$237,500	$237,500
	$1,379,752	$1,196,676

As of March 31, 2011, maturities of long-term debt (including current maturities of long-term debt) are: $17,252 in 2011 and $1,162,500 thereafter.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended March 31, 2011

5.	SHAREHOLDER LOAN

In March 2011, the Company placed $100,000 in promissory notes with a shareholder who is an accredited investor. The notes were unsecured and provided for accrued interest of prime plus 3% (6.25% as of March 31, 2011) payable on maturity of June 30, 2011. In April 2011, $50,000 in promissory notes were converted to the terms of the Convertible Debenture Series 2011.

6.	EMPLOYEE STOCK PLANS

A summary of activity under the Employee Stock Plans as of March 31, 2011 and changes during the period then ended is presented below:

	Stock Options		Restricted Stock

	Options	Weighted Average Exercise Price	Shares
Outstanding – December 31, 2011	5,774,763	$0.56	8,354,801
Exercisable – December 31, 2011	5,621,163	$0.51	-
Granted	-	-	738,434
Exercised or Vested	-	-	(3,160,687)
Forfeited or Expired	(29,600)	-	-
Outstanding – March 31, 2011	5,745,163	$0.55	5,932,548
Exercisable – March 31, 2011	5,662,563	$0.53	-

The weighted-average grant-date calculated value of options granted during the period ended March 31, 2011 is not applicable.  Options outstanding at March 31, 2011 had an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 3.5 years. Options that were exercisable at March 31, 2011 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 3.5 years.

A summary of the status of the Company’s nonvested options and restricted stock as of and for the Quarters Ended March 31, 2011 is presented below:

	Stock Options
Nonvested Shares	Options	Weighted- Average Grant Date Calculated Value	Restricted Stock
Nonvested - Beginning of Year 2011	153,600	$-	8,354,801
Granted	-	$-	738,434
Vested	(41,400)	$-	(3,160,687)
Forfeited	(29,600)	$-	( -)
Nonvested–Quarter Ended March 31, 2011	82,600	$-	5,932,548

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended March 31, 2011

As of March 31, 2011, there was $-0- unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan. The weighted-average remaining vesting period is 6 months.

7.	SHAREHOLDERS’ EQUITY

The Company issued a total of 4,851,341 common shares in the quarter ended March 31, 2011, described further as follows:

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 87,910 shares of restricted stock on April 1, 2011 for their fourth quarter 2010 compensation.

The Company issued 738,434 compensation shares to employees for services rendered in the third and fourth quarters of 2010 which had been accrued at a value of $738 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company engaged a public relations firm for services valued at $8,000 per month, of which $2-$4,000 per month will be paid in common stock. The Company issued 8,137 shares of stock in exchange for services rendered in December 2010 valued at $2,000.

The Company engaged two firms who provide both public relations and investor relations services for six months of services valued at $440,000, of which $400,000 was paid by issuance of 4,000,000 shares of common stock.

The Company had a stock bonus plan for the fourth quarter of 2008 which resulted in 16,860 shares of common stock being issued to employees at a value of $3,372 in stock based compensation. These shares represent the second year of a three year vesting period.

In March 2011, the Company offered its employees a ninety day voluntary salary deferral plan while the Convertible Debenture Series 2011 funding was finalized. As an incentive to participate, each employee received a five year warrant to buy common stock at $.20 equal to the amount of their deferral. A total of 192,645 warrants were issued. The deferred salaries will be repaid in June 2011.

8.	EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the quarters ended March 31, 2011 and 2010:

	For the Quarters Ended
	March 31, 2011	March 31, 2010
Numerator:
Net Loss	$(507,405)	$(402,759)
Numerator for basic and diluted	$(507,405)	$(402,759)

Denominator:
Weighted-average number of
common shares outstanding	101,116,161	54,800,275

	$(0.01)	$(0.01)

9.	RELATED PARTY TRANSACTION

There were no related party transactions other than the shareholder loan discussed in footnote five.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements
For the Period Ended March 31, 2011

10.	SUBSEQUENT EVENTS

The Company issued 615,714 shares of compensation shares to employees for services rendered during the first quarter of 2011 which had been accrued at a value of $6,157 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 93,895 shares of restricted stock on April 1, 2011 for their first quarter 2011 compensation. The Company recorded $4,000 in stock based compensation for each of its four independent directors.

The Company issued 20,000 shares of restricted common stock to its local public relations firm in exchange for $3,000 in services. The Company issued 47,619 shares of restricted stock to its national public relations firm in exchange for $10,000 in services.

On April 8, 2011, the Company began offering its Convertible Debentures Series 2011 and Series A Warrants to purchase common stock to accredited investors. The Debentures mature on December 31, 2016. The Company has not established a minimum or maximum offering size; its goal is $1,000,000 in aggregate subscriptions exclusive of the exchange of previously issued debentures. The proceeds from this offering will be used by the Company for working capital to increase its market share from the sale of mobile apps in dining and other vertical markets and may include working capital for acquired companies. The offering will continue until December 31, 2011 unless terminated by the Company at an earlier date.  As of May 6, 2011, $550,000 has been invested in the Series 2011 Debentures and $425,000 of Series 2010 Debentures have been converted to Series 2011 Debentures.

The 2011 Debentures will earn interest at the annual rate of 12% which will be paid quarterly exclusively from the Debenture Account. Principal on the Debentures will be prepaid quarterly as the Debenture Account permits. The Debenture Account will be set up with a financial institution for the deposit of 25% of any recover it receives from any judgment or settlement in any infringement case or claim it prosecutes. The Debentures may be converted to common stock by the holder into the number of shares that could have been purchased with 200% of the principal amount of the Debenture, together with accrued and unpaid interest and the shares valued using the weighted average price for a five-day trading period preceding the Debenture investment. The Investors will also acquire Common Stock Series A Warrants in an amount equal to the shares of common stock that could be purchased at 50% of the Debenture conversion price. Each warrant has a term of five years.

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during Three Months ended March 31, 2011 and 2010 are:
	2011	2010

Interest	$1,294	$200
Income taxes	$-	$-

Noncash activities are as follows for the Three Months ended March 31, 2011 and 2010 are:
	2011	2010

Stock based compensation	$24,111	$8,883
Stock issued for services	$402,000	$16,500
Stock issued for debenture interest	$-	$28,983

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe.” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the mobile computing industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 11, 2011.

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

MacroSolve is a leading developer and marketer of mobile technologies, apps, and solutions. A mobile solution is typically the combination of mobile handheld devices, wireless connectivity, and software that streamlines business operations resulting in improved efficiencies and cost savings. Leveraging its intellectual property portfolio, including its recently issued landmark patent #7,822,816, MacroSolve generates revenues through licensing; development and sales of its patented technologies including the ReForm XT™ rapid mobile app development platform and its apps powered by ReForm XT including ClubInsight™, DineInsight™, and SchoolInsight™, as well as development of customized mobile business apps.

The company operates through its Illume Mobile and Anyware Mobile Solutions divisions to provide mobile business apps, as well as licensing its core patented technology to companies across the mobile ecosystem.

Illume Mobile is our mobile solutions services division that provides solution management, product development, project management, quality assurance and support services to address the needs of a client base seeking to use mobility to improve their process efficiencies and modify software applications so that they can be used in a mobile environment.

Anyware Mobile Solutions maintains a dedicated staff for sales, product development and support for the ReForm XT™ rapid mobile app development platform and its apps Powered by ReForm XT.

The Company’s principal executive offices are located at 1717 South Boulder, Tulsa, Oklahoma 74119 Currently the Company has ongoing projects across the United States, operates three websites including ‘www.macrosolve.com’, ‘www.illumemobile.com’ and ‘www.goanyware.com’, and maintains multiple social media profiles.

Plan of Operation

The Illume Mobile division is satisfying a unique set of market demands by providing advanced mobile application development and maintenance services.  With the exploding growth of tablets, such as the iPad, there are also new ideas on the utilization of this type of mobile device.  Companies with internal drivers to use tablets and even individual entrepreneurs wishing to create the next market leading app, trust the Illume division and its technical, marketing and business development experience to rapidly create a product to be sold on app stores or in other channels.  Where high demand, untapped markets are emerging, this division creates mobile platforms whereby customer demand can be met more efficiently with tools that enable the distribution and customization of apps to be less costly to the partner and end users. Illume Mobile is expected to contribute more than 60% of the 2011 annual revenues.

The Anyware Mobile Solutions division continues to develop, host and maintain our primary product platform, ReForm XT.  From this platform, the division and its customers develop applications that are both branded and enterprise apps, a unique capability in the marketplace.  Branded apps are being adopted by companies to promote their offerings by placing their app for customers to download for free from the app stores.  This type of application is replacing or supplementing the construction and maintenance of websites.  To address the many industries, the platform has been modified and re-branded ‘Insight’.  Currently, this division licenses, markets and sells DineInsight, ClubInsight and SchoolInsight.  Enterprise apps, which are generally used internally in a company’s operations to streamline communications and related efficiencies, leverage the ReForm XT platform as well.  The division is currently licensing this platform for integration into customer systems for rapid development and deployment to employees and even third parties involved in daily operations.  The Company has entered into several reseller arrangements and is actively pursuing additional channels, resellers and licensees for its “powered by ReFormXT” products in specialized vertical markets. DineInsight, ClubInsight and SchoolInsight are expected to contribute less than 35% of the 2011 annual revenues.

In October 2010, the United States Patent and Trademark Office issued U.S. Patent No. 7,822,816 to our company. The patent, a significant intellectual property asset, further advances our position as a leader in the mobile solutions market. We are immediately pursuing the monetization of this patent and its other IP assets and are currently in discussions with several companies in the mobile communications market.  The patent addresses mobile information collection systems across all wireless networks, smartphones, tablets, and rugged mobile devices, regardless of carrier and manufacturer, and is currently utilized in our ReForm XT™ rapid mobile app development platform.

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

Results of Operations

Quarter Ended March 31, 2011 compared to Quarter Ended March 31, 2010 (all references are to the Quarter Ended March 31)

Net Sales: Net Sales decreased $158,000 or 58% to $116,000 in the first quarter ended March 31, 2011 from $274,000 for the same period in 2010 largely from a decrease in hardware sales as a result of the sale of digiTicket, a division which was sold to private investors in February 2010.  We are no longer pursuing hardware sales and did not have any hardware sales after the second quarter of 2010.  Sources of revenue in the first quarter of 2011 were derived from our services business and software and patent licensing.  Services revenue represented the majority of Net Sales with $96,000, a decrease of $71,000 during the first quarter of 2011 from $167,000 in the first quarter of 2010.  This was primarily due to a reduction in ongoing support and maintenance fees from a significant customer on custom 2009 product enhancements.  Software licensing sales decreased $10,000 or 33% for the period to $20,000 from $30,000 for the same period in 2010.

Cost of Sales and Gross Profit:  Cost of Sales for the first quarter of 2011 decreased $120,000 or 72%, in line with the lower level of revenues from $167,000 in 2010 to $47,000 in 2011.  Reduced hardware sales accounted for $64,000 of the decrease and the remaining decrease was associated with reassignments of resources to product development.  The resultant Gross Profit for the first quarter of 2011 of $69,000 was down $38,000 or 36% under the Gross Profit for the same period in 2010 of $108,000.  The digiTicket hardware sales in the first quarter of 2010 did not contribute significantly to profit margins as the initial customers are allowed substantial price incentives in exchange for serving as reference accounts. Gross profit margins were 60% and 39% for the first quarter of 2011 and 2010, respectively. The Company anticipates gross profit margins to stabilize near 60% for both the Anyware Mobile and Illume Mobile divisions.

Operating, Expenses:  Operating expenses include direct division expense, marketing and sales expense, general and administrative expenses and depreciation and amortization expenses.  Operating expenses increased by $68,000, or 14% in the first quarter of 2011 to $546,000 from $478,000 in 2010.  This increase is primarily due to pubic relations and investor relations services in 2011 which were paid using restricted stock.

Loss from Operations:  Loss from operations for the first quarter of 2011 was $477,000, an increase of $106,000 or 29% from the loss from operations in 2010 of $371,000 primarily due to public relations and investor relations services in 2011 which were paid using restricted stock and also due to the overall decline in net sales.

Other Income and Expense:  Total other expense of $30,000 for the first quarter of 2011 decreased 60% from $75,000 in the first quarter of 2010.  Interest expense in the first quarter of 2011 was $6,000, an 84% decrease from interest expense of $38,000 for the same period in 2010.  The decrease in interest expense was primarily as a result of the conversion of debentures into common stock in November 2010. The Company also recognized a loss of $18,000 in the first quarter of 2010 on the sale of digiTicket to private investors.

Net Loss: Net loss of $507,000 for the first quarter of 2011 was $61,000 or 14% greater than the net loss of $446,000 for the same period in 2010 primarily due to public relations and investor relations services in 2011 which were paid in restricted stock.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, proceeds from bank loans and shareholder loans and investments of equity by accredited investors.

On November 3, 2010, the Board of Directors approved Convertible Debentures Series 2010 plus Series B Warrants (the “2010 Debentures”). The $925,000 proceeds from the offering were used for general corporate purposes through the first quarter of 2011.

The 2010 Debentures accrue interest at 2.0% per annum with interest paid at maturity. The debentures may be prepaid in full for one hundred and fifty percent (150%) of the face amount of the debenture if notice of prepayment is given by the Company before July 1, 2011. Prepayment may be made in cash or shares of common stock at the election of the Company. If the prepayment is made in shares of common stock the shares will be valued at the volume weighted average price of the shares for the five-day trading period before the notice of prepayment.

The 2010 Debentures may be converted into Common Stock by the holders after June 30, 2011, or upon notice of prepayment by the Company if notice is given before that date. Upon conversion the holder will be entitled to receive the number of shares of Common Stock that could be purchased with two hundred percent (200%) of the face amount of the Debentures together with accrued interest and with the Common Stock valued using the weighted average price for the five-day trading period before the notice of conversion.

Series 2010 Debenture Investors will acquire common stock purchase warrants, designated by the Company as Class B Warrants, in an amount equal to fifty percent (50%) of the shares of common stock that would be issued upon conversion of the Debentures upon issue. The Warrants will have a termination date of December 31, 2015 and have an initial exercise price equal to the weighted average price of the common stock upon grant of the Warrants.

On March 25, 2011, the Board of Directors approved raising an additional $1,000,000 for general corporate purposes.

On April 8, 2011, the Company began offering its Convertible Debentures Series 2011 and Series A Warrants to purchase common stock to accredited investors. As of May 6, 2011, $550,000 has been invested in the Series 2011 Debentures and $425,000 of Series 2010 Debentures have been converted to Series 2011 Debentures.

The 2011 Debentures will earn interest at the annual rate of 12% which will be paid quarterly exclusively from the Debenture Account. Principal on the Debentures will be prepaid quarterly as the Debenture Account permits. The Debenture Account will be set up with a financial institution for the deposit of 25% of any recover it receives from any judgment or settlement in any infringement case or claim it prosecutes. The Debentures may be converted to common stock by the holder into the number of shares that could have been purchased with 200% of the principal amount of the Debenture, together with accrued and unpaid interest and the shares valued using the weighted average price for a five-day trading period preceding the Debenture investment. The Investors will also acquire Common Stock Series A Warrants in an amount equal to the shares of common stock that could be purchased at 50% of the Debenture conversion price. Each warrant has a term of five years.

The Debenture financing, line of credit loans from investors and cash generated from current operations and patent license fees is expected to provide adequate capital to fund the Company’s operations through 2011.

During the first quarter of 2011, the Company borrowed $200,000 on its line of credit agreement with a financial institution which was guaranteed by two directors. In March 2011, the Company placed $100,000 in promissory notes with a shareholder who is also an accredited investor. The notes were unsecured and provided for accrued interest of prime plus 3% (6.25% as of March 31, 2011) payable on maturity of June 30, 2011. In April 2011, $50,000 of the amount due to the shareholder was converted to the terms of the Convertible Debenture Series 2011 plus Series A Warrants.

The Company does lack growth capital and anticipates that approximately $5 million in additional investment capital will be required within the next twenty four months to execute our growth strategy. It is the Company’s intention to raise additional capital in 2011 to support its growth requirements.  The Company is working with two investment banking firms to facilitate the raising of additional capital.

There is no assurance that capital in any form will be available to us and, if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may not be able to implement our growth strategy.

As of March 31, 2011, the Company had total current assets of $401,269 and total current liabilities of $503,192. As of March 31, 2011, the Company had cash and cash equivalents of $20,153. As of March 31, 2011, the Company had borrowed to capacity on a $200,000 line of credit with a financial institution which was guaranteed by two directors. It is the Company’s intention to raise additional working capital from licensing revenues, sale of convertible debentures or sale of common stock through warrant exercises.

As a company that began operations in 1997, the Company has incurred $10,647,154 in cumulative total losses from inception through March 31, 2011. The Company's independent registered public accounting firm's audit report for the year ended December 31, 2010 included in the Company's Form 10-K a qualified opinion and an explanatory paragraph regarding the Company's ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to create and market innovative products and services and sustain adequate working capital to finance its operations.

To lower our required cash expenditures, the Company issues both registered shares using Form S-8 and unregistered shares to employees and vendors for compensation for services.  The Company issued a total of 4,851,341 common shares in the quarter ended March 31, 2011, described further in Part II, Item 2.

Sources and Uses of Cash

	Three Months ended March 31,
(In thousands)	2011	2010
Cash flow data:
Net cash (used in) operating activities	$(265)	$	(397)
Net cash provided by (used in) investing activities	(166)		314
Net cash provided by financing activities	264		296
Net (decrease) increase in cash and cash equivalents	(167)		213
Cash and cash equivalents, beginning of period	187		51
Cash and cash equivalents, end of period	$20		$264

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2011 was $265,000, a decrease of $132,000 from the same period in 2010. Less cash was used in operating activities as a result of using our common stock, in lieu of cash, for vendor services and employee compensation.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2011 was $166,000, a decrease of $480,000 from the same period in 2010 represented principally by the $416,000 proceeds of selling digiTicket to private investors in February 2010 and $65,000 increase in software development costs.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $264,000 as compared with $296,000 for the same period last year, a decrease of $32,000.  Cash provided by financing activities in first quarter 2011 was primarily from $200,000 in revolving line of credit with a financial institution and $100,000 from shareholder loans and in first quarter 2010 was primarily from $284,000 in financing received from the sale of Debentures.

As of March 31, 2011, the Company had cash and cash equivalents in the amount of $20,000 as compared with $264,000 at March 31, 2011.

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

At the quarter ending March 31, 2011 and at fiscal year ending December 31, 2010, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

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

Revenue from patent license fees is recognized upon receipt. In the event a non-exclusive patent license is granted within the scope of a contracted project, ten percent (10%) of the contract amount is deemed to be payment for the patent license.

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

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the quarters ended March 31, 2011 and December 31, 2010.

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

Item 4. Controls and Procedures.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

There has been no material changes in our risk factors from those disclosed in our Form 10-K filed with the SEC on March 11, 2011, for the period ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

The Company issued a total of 4,851,341 common shares in the quarter ended March 31, 2011, described further as follows:

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 87,910 shares of restricted stock on April 1, 2011 for their fourth quarter 2010 compensation.

The Company engaged a public relations firm for services valued at $8,000 per month, of which $2,000 to $4,000 per month will be paid in common stock. The Company issued 8,137 shares of restricted stock in exchange for services rendered in December 2010 valued at $2,000.

The Company engaged two firms who provide both public relations and investor relations services for six months of services valued at $440,000, of which $400,000 was paid by issuance of 4,000,000 shares of restricted common stock.

In March 2011, the Company offered its employees a ninety day voluntary salary deferral plan while the Convertible Debenture Series 2011 funding was finalized. As an incentive to participate, each employee received a five year warrant to buy common stock at $.20 equal to the amount of their deferral. A total of 192,645 warrants were issued. The deferred salaries will be repaid in June 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

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

MACROSOLVE, INC.

Date: May 9, 2011	By:	/s/ Clint Parr
Clint Parr
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	By:	/s/ Kendall Carpenter
Kendall Carpenter
Chief Financial Officer (Principal Financial and Accounting Officer)