Form 10-Q
period 2011-06-30
MACROSOLVE INC
filed 2011-08-15
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-150332

MACROSOLVE, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1518725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1717 South Boulder Ave. Suite 700
Tulsa, Oklahoma 74119
(Address of principal executive offices) (zip code)

(918) 280-8693
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of August 12, 2011, there were 104,273,010 shares of the registrant’s common stock outstanding.

MACROSOLVE, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	4

		Statements of Operations for the three and six months ended June 30, 2011 and 2010 (Unaudited)	5

		Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	6

		Notes to Interim Unaudited Financial Statements	7-12

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21

	ITEM 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	22
	ITEM 1A.	Risk Factors	22
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
	ITEM 3.	Defaults Upon Senior Securities	23
	ITEM 4.	(Reserved)	23
	ITEM 5.	Other Information	23
	ITEM 6.	Exhibits	23

	SIGNATURES		24

MACROSOLVE, INC.

Interim Unaudited Financial Statements

For the Period Ended June 30, 2011

MACROSOLVE, INC.

BALANCE SHEETS
	(unaudited)	(audited)
	6/30/2011	12/31/2010

ASSETS

CURRENT ASSETS:
Cash	$212,682	$187,025
Accounts receivable - trade	73,276	31,535
Prepaid expenses and other	147,562	50,324

Total current assets	433,520	268,884

PROPERTY AND EQUIPMENT, at cost:	264,606	254,088
Less - accumulated depreciation and amortization	(172,331)	(162,194)

Net property and equipment	92,275	91,894

OTHER ASSETS:
Note receivable	135,577	135,577
Software development costs, net of accumulated amortization
of $510,653 and $398,715 as of June 30, 2011 and
December 31, 2010, respectively	1,136,462	938,942
Other assets	70,504	43,999

Total other assets	1,342,543	1,118,518

TOTAL ASSETS	$1,868,338	$1,479,296

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$4,319	$34,176
Revolving Line of Credit	100,000	-
Note Payable - Shareholder	50,000	-
Accounts payable - trade and accrued liabilities	185,936	123,022
Unearned income	28,240	8,523

Total current liabilities	368,495	165,721

LONG-TERM DEBT, less current maturities
Oklahoma Technology Commercialization Center	237,500	237,500
Convertible secured debentures	1,875,000	925,000
Total long-term debt, less current maturities	2,112,500	1,162,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 200,000,000 shares;
issued and outstanding 104,320,509 and 98,690,490 shares, at
June 30, 2011 and December 31, 2010, respectively	1,043,205	986,905
Additional paid-in capital	9,714,005	9,303,920
Accumulated deficit	(11,369,867)	(10,139,750)

Total stockholders' (deficit) equity	(612,657)	151,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,868,338	$1,479,296

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS (unaudited)	Unaudited		Unaudited
	For the Quarters Ended		For the Six Months Ended
For the Periods Ended June 30,	6/30/2011	6/30/2010	6/30/2011	6/30/2010

SALES:
Solution services	$167,187	$123,509	$262,871	$290,449
Hardware sales	-	1,117	-	78,036
Software and Patent licensing	52,244	9,706	72,560	40,075

Net sales	219,431	134,332	335,431	408,560

COST OF SALES:
Solution services	98,629	66,407	145,413	169,152
Hardware sales	-	890	-	64,743
Software licensing	-	-	-	-

Total cost of sales	98,629	67,297	145,413	233,895

Gross profit	120,802	67,035	190,018	174,665

OPERATING EXPENSES:
Solution services	49,339	12,713	174,797	44,787
Depreciation and amortization	62,047	53,199	123,727	106,491
Marketing and sales	132,668	157,474	162,586	302,331
General and administrative	540,134	242,990	869,421	490,795

Total operating expenses	784,188	466,376	1,330,531	944,404

Loss from operations	(663,386)	(399,341)	(1,140,513)	(769,739)

OTHER INCOME (EXPENSE):
Interest income	61	134	86	486
Interest expense	(30,607)	(40,965)	(36,919)	(79,438)
Loss on sale of asset	(235)	-	(235)	(17,944)
Stock based compensation	(28,550)	(22,089)	(52,538)	(41,615)

Total other expense	(59,331)	(62,920)	(89,606)	(138,511)

LOSS BEFORE INCOME TAXES	(722,717)	(462,261)	(1,230,119)	(908,250)

INCOME TAXES	-	-	-	-

NET LOSS	$(722,717)	$(462,261)	$(1,230,119)	$(908,250)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(722,717)	$(462,261)	$(1,230,119)	$(908,250)

Loss allocable to common stockholders	$(722,717)	$(462,261)	$(1,230,119)	$(908,250)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS (unaudited)

For the Periods Ended June 30,	6/30/2011	6/30/2010

OPERATING ACTIVITIES:
Net loss	$(1,230,119)	$(908,250)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	123,727	106,491
Stock based compensation	51,386	29,313
Issuance of stock for services	415,000	16,500
Changes in current assets and liabilities:
Decrease in accounts receivable - trade	(41,741)	68,968
Decrease (Increase) in inventory	11,017	(8,564)
(Increase) decrease in prepaid expenses and other	(108,257)	22,426
Increase (decrease) in accounts payable - trade and
accrued liabilities	62,915	(80,173)
Increase (decrease) in unearned income	19,717	(55,285)

Net cash (used in) provided by operating activities	(696,355)	(808,574)

INVESTING ACTIVITIES:
Purchase of equipment	(12,405)	(9,671)
Sale of digiTicket assets	-	416,569
Disposal of equipment	237	616
Software development costs	(309,788)	(165,280)

Net cash provided by (used in) investing activities	(321,956)	242,234

FINANCING ACTIVITIES:
Deferred offering costs	(26,175)	-
Issuance of stock for debenture interest	-	65,911
Proceeds from debenture financing	1,675,000	513,744
Repayment of debenture financing	(725,000)	-
Repayments of notes payable	(29,857)	(24,744)
Proceeds from shareholder loan	100,224	-
Repayment of shareholder loan	(50,224)	-
Proceeds from bank line of credit	200,000	-
Repayment of bank line of credit	(100,000)	-

Net cash provided by financing activities	1,043,968	554,911

NET INCREASE IN CASH	25,657	(11,429)

CASH, beginning of period	187,025	51,120

CASH, end of period	$212,682	$39,691

The accompanying notes are an integral part of these statements.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended June 30, 2011

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

3.	NOTE RECEIVABLE

Note receivable at June 30, 2011 and December 31, 2010 Consist of the following:	June 30, 2011	Dec 31, 2010

Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (8.25% at September 30, 2009), due June 30, 2011. The note may be converted to common stock of the borrower prior to the due date at MacroSolve’s discretion.	$135,577	$135,577

4.	DEBENTURES AND NOTES PAYABLE

4.	DEBENTURES AND NOTES PAYABLE

Notes payable at June 30, 2011 and December 31, 2010 consist of the following:	June 30, 2011	Dec 31, 2010

On April 11, 2011, the Company began offering its Convertible Debentures Series 2011 and Series A Warrants to purchase common stock to accredited investors. The Debentures mature on December 31, 2016. The Company has not established a minimum or maximum offering size; its goal is $1,000,000 in aggregate subscriptions exclusive of the exchange of previously issued debentures. The proceeds from this offering will be used by the Company for working capital to increase its market share from the sale of mobile apps in dining and other vertical markets and may include working capital for acquired companies. The offering will continue until December 31, 2011 unless terminated by the Company at an earlier date. The offering was closed on July 13, 2011 with a total of $950,000 in new investments and $725,000 in converted investments.

The 2011 Debentures will earn interest at the annual rate of 12% which will be paid quarterly exclusively from the Debenture Account. Principal on the Debentures will be prepaid quarterly as the Debenture Account permits. The Debenture Account will be set up with a financial institution for the deposit of 25% of any recover it receives from any judgment or settlement in any infringement case or claim it prosecutes. The Debentures may be converted to common stock by the holder into the number of shares that could have been purchased with 200% of the principal amount of the Debenture, together with accrued and unpaid interest and the shares valued using the weighted average price for a five-day trading period preceding the Debenture investment. The Investors will also acquire Common Stock Series A Warrants in an amount equal to the shares of common stock that could be purchased at 50% of the Debenture conversion price. Each warrant has a term of five years.	$1,675,000	$-

On November 8, 2010, the Company began selling Convertible Debentures Series 2010 plus Series B Warrants. The Company has not established a minimum or maximum offering size; however, it exceeded its goal of $750,000 in aggregate subscriptions. The debentures accrue interest at 2.0% per annum with interest paid at maturity. The offering was closed on November 17, 2010.

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

After April 11, 2011, eleven of the fifteen investors elected to convert a total of $725,000 Debenture Series 2010 plus Series B Warrants to Debenture Series 2011 and Series A Warrants simultaneously with their purchase of the new offering.	$200,000	$925,000

Advancing term loan with a financial institution of up to $125,000 with interest only payable monthly at prime rate plus 2.0% (5.25% at September 30, 2010), until January, 2009, with principal and interest due at prime rate plus 2.0% amortized ratably over 30 months, due August 31, 2011, and secured by substantially all assets of the company.	$4,319	$34,176

Advancing term loan with a financial institution of up to $200,000 with interest only payable monthly at the greater of 6% or prime rate plus 1.0% (4.25% at June 30, 2011), until September 2011, and secured by substantially all assets of the company and the personal guarantees of two company directors. In exchange for the guarantees, each director receives a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share.	$100,000	$-

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008. The monthly payments were suspended in October 2008 with resumption anticipated upon significant equity raise.	$237,500	$237,500

As of June 30, 2011, maturities of long-term debt are: $4,319 in 2011 and $2,112,500 thereafter.

5.	SHAREHOLDER LOAN

In March 2011, the Company placed $100,000 in promissory notes with a shareholder who is a qualified investor. The notes were unsecured and provided for accrued interest of prime plus 3% (6.25% as of June 30, 2011) payable on maturity of June 30, 2011. In April 2011, $50,000 of the amount owed was converted to the terms of the Convertible Debenture Series 2011. The balance of $50,000 was extended under the same terms until September 30, 2011.  Accrued interest of $796 was paid in cash on June 30, 2011.

6.	EMPLOYEE STOCK PLANS

A summary of activity under the Employee Stock Plans as of June 30, 2011 and changes during the period then ended is presented below:

			Restricted
	Stock Options		Stock
	Options	Weighted Average Exercise Price	Shares
Outstanding – March 31, 2011	5,745,163	$0.55	5,932,548
Exercisable – March 31, 2011	5,662,563	$0.53	-
Granted	200,000	$0.23	615,714
Exercised or Vested	-	-	(3,711,207)
Forfeited or Expired	(11,291)	$0.78	(65,000)
Outstanding – June 30, 2011	5,933,872	$0.54	2,772,055
Exercisable – June 30, 2011	5,854,872	$0.51	-

The weighted-average grant-date calculated value of options granted during the period ended June 30, 2011 is not applicable.  Options outstanding at June 30, 2011 had an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 3.5 years. Options that were exercisable at June 30, 2011 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 3.5 years.

A summary of the status of the Company’s nonvested options and restricted stock as of and for the Quarters Ended June 30, 2011 and March 31, 2011 is presented below:

	Stock Options
Nonvested Shares	Options	Weighted- Average Grant Date.Calculated Value	Restricted Stock
Nonvested - Beginning of Year 2011	153,600	$-	8,354,801
Granted	-	$-	738,434
Vested	(41,400)	$-	(3,160,687)
Forfeited	(29,600)	$-	( -)
Nonvested–Quarter Ended March 31, 2011	82,600	$-	5,932,548
Granted	200,000	$-	615,714
Vested	(200,000)	$-	(3,711,207)
Forfeited	(3,600)	$-	(65,000)
Nonvested–Quarter Ended June 30, 2011	79,000	$-	2,772,055

As of June 30, 2011, there was $-0- unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan. The weighted-average remaining vesting period is 6 months.

7.	SHAREHOLDERS’ EQUITY

The Company issued a total of 843,678 common shares and cancelled a total of 65,000 in the quarter ended June 30, 2011, described further as follows:

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 93,895 shares of restricted stock on April 1, 2011 for their first quarter 2011 compensation.

The Company issued 615,714 shares of common stock to management employees in lieu of $112,500 cash compensation for services rendered in the first quarter of 2011, which had been recorded at a value of $616 in stock based compensation based upon individual tax elections made by each recipient. The shares vest six months after issuance and are subject to forfeiture upon voluntary termination of employment. During the second quarter of 2011, 65,000 compensation shares previously issued for services were forfeited.

The Company issued 20,000 shares of restricted common stock to its local public relations firm in exchange for $3,000 in services rendered in the first quarter of 2011. The Company issued 47,619 shares of restricted stock to its national public relations firm in exchange for $10,000 in services rendered in the first quarter of 2011.

The Company had stock bonus plans for the third and fourth quarters of 2008 and the first quarter of 2009 which fully vested in June 2011, resulting in 66,450 shares of common stock being issued to employees at a value of $7,309 in stock based compensation.

8.	EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the periods ended June 30, 2011 and 2010:

	For the Quarters Ended		For the Six Months Ended
Numerator:	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Loss	$(722,716)	$(462,261)	(1,230,118)	(908,250)
Numerator for basic and diluted	$(722,716)	$(462,261)	$(1,230,118)	$(908,250)
Denominator:
Weighted-average number of common shares outstanding	101,116,161	63,480,006	101,116,161	63,480,006
	$(0.01)	$(0.01)	$(0.01)	$(0.01)

9.	RELATED PARTY TRANSACTION

There were no related party transactions other than the shareholder loan discussed in footnote five.

10.	SUBSEQUENT EVENTS

The Company issued 945,377 shares of compensation shares to management employees in lieu of $112,500 cash compensation for services rendered during the second quarter of 2011 which had been recorded at a value of $1,891 in stock based compensation based upon individual tax elections made by each recipient. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.  In July 2011, 47,500 compensation shares previously issued for services were forfeited.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 151,515 shares of restricted stock on July 1, 2011 for their second quarter 2011 compensation. The Company recorded $4,000 in stock based compensation for each of its five independent directors.

The Company issued 90,909 shares of restricted stock to its national public relations firm as final payment for $12,000 in services.

The Company issued 378,788 shares of restricted stock each to two investors in the Convertible Debenture Series 2010 who elected to convert their $25,000 debenture on July 1, 2011 at the weighted average price for the five-day trading period before the notice of conversion which was $.066. Each investor received $308 to settle the accrued interest on their debenture.

Effective July 26, 2011, certain Company officers and directors granted consent to the Company to take shares of Common Stock that were reserved for issuance upon the exercise and/or conversion of options, warrants and convertible debentures (the “Securities”) and consider them as authorized but unissued shares of common stock to be used for other share issuances.  Currently, there were 39,010,153 shares of Common Stock reserved for issuance pursuant to the Securities.  This consent is effective until October 1, 2011, when the Company is required to reserve such Common Stock issuable upon exercise of the Securities.  Prior to the consent, the number of shares of Common Stock issued and outstanding as well as reserved for issuance upon exercise or conversion of outstanding options, warrants and convertible debentures was close to 200 million, which is the number of shares of Common Stock authorized for issuance by the Company pursuant to the Articles of Incorporation.  This action gives the Company flexibility until it can increase the authorized number of shares of Common Stock that may be issued.

On August 1, 2011, the Board of Directors appointed Steve Signoff as Chief Executive Officer of MacroSolve, Inc. and an 8K was filed August 3, 2011.

On July 17, 2011, the Company began offering its Convertible Debentures Series 2011 and Series B Warrants to purchase common stock to accredited investors. The offering modifies the earlier 2011 debenture by adding a ten cent ($0.10) conversion floor price. No debentures have been purchased as of the date of filing.

The Company is currently in settlement and licensing discussions with several companies against whom we have brought suits alleging infringement of United States Patent #7,822,816.  As of the date of filing, two settlements have been finalized with proceeds payable before the end of the third quarter 2011.

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during Six Months ended June 30, 2011 and 2010 are:

	2011	2010
Interest	$10,579	$2,494
Income taxes	$-	$-

Noncash activities are as follows for the Six Months ended June 30, 2011 and 2010 are:

	2011	2010
Stock based compensation	$52,538	$29,313
Stock issued for services	$415,000	$16,500
Stock issued for debenture interest	$-	$65,911

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

Anyware Mobile Solutions maintains a dedicated staff for sales, product development and support for the ReFormXT™ rapid mobile app development platform and its apps Powered by ReFormXT.

The Company’s principal executive offices are located at 1717 South Boulder, Tulsa, Oklahoma 74119 Currently the Company has ongoing projects across the United States, operates three websites including ‘www.macrosolve.com’, ‘www.illumemobile.com’ and ‘www.goanyware.com’, and maintains multiple social media profiles.

 Plan of Operation

The Illume Mobile division is satisfying a unique set of market demands by providing advanced mobile application development and maintenance services.  With the exploding growth of tablets, such as the iPad, there are also new ideas on the utilization of this type of mobile device.  Companies with internal drivers to use tablets and even individual entrepreneurs wishing to create the next market leading app trust the Illume division and its technical, marketing and business development experience to rapidly create a product to be sold on app stores or in other channels.  Where high demand, untapped markets are emerging, this division creates mobile platforms whereby customer demand can be met more efficiently with tools that enable the distribution and customization of apps to be less costly to the partner and end users. Illume Mobile is expected to contribute more than 60% of the 2011 annual operating revenues.

The Anyware Mobile Solutions division continues to develop, host and maintain our primary product platform, ReFormXT.  From this platform, the division and its customers develop applications that are both branded and enterprise apps, a unique capability in the marketplace.  Branded apps are being adopted by companies to promote their offerings by placing their app for customers to download for free from the app stores.  This type of application is replacing or supplementing the construction and maintenance of websites.  To address the many industries, the platform has been modified and re-branded ‘Insight’.  Currently, this division licenses, markets and sells DineInsight, ClubInsight and SchoolInsight.  Enterprise apps, which are generally used internally in a company’s operations to streamline communications and related efficiencies, leverage the ReFormXT platform as well.  The division is currently licensing this platform for integration into customer systems for rapid development and deployment to employees and even third parties involved in daily operations.  The Company has entered into several reseller arrangements and is actively pursuing additional channels, resellers and licensees for its “powered by ReFormXT” products in specialized vertical markets. DineInsight, ClubInsight and SchoolInsight are expected to contribute less than 35% of the 2011 annual revenues.

In October 2010, the United States Patent and Trademark Office issued U.S. Patent No. 7,822,816 to our company. The patent addresses mobile information collection systems across all wireless networks, smartphones, tablets, and rugged mobile devices, regardless of carrier and manufacturer, and is currently utilized in our ReFormXT™ rapid mobile app development platform.   The patent, a significant intellectual property asset, further advances our position in the mobile solutions market. We are immediately pursuing the monetization of this patent and our other IP assets, including discussions with several companies in the mobile communications market.   We are currently in settlement and licensing discussions with several companies against whom we have brought suits alleging infringement.  As of August 12, 2011, suits have been brought against 30 companies, of which four have been dismissed without prejudice, one has been dismissed with prejudice after execution of a settlement and licensing agreement, and we expect to file a motion to dismiss with prejudice against one more as a settlement and licensing agreement has been executed.  We have executed settlement and license agreements which will provide over $100,000 due before October 1, 2011.  A status conference has been set for September 6, 2011, at which we expect a Markman hearing and trial date to be set on the lawsuits against the remaining companies.

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

Results of Operations

Quarter Ended June 30, 2011 compared to Quarter Ended June 30, 2010 (all references are to the Quarter Ended June 30)

Net Sales: Net sales increased $85,000, or 63%, to $219,000 in the quarter ended June 30, 2011 from $134,000 for the same period in 2010.   Sources of revenue in the second quarter of 2011 were derived from our services business and software and patent licensing.  Services revenue represented the majority of net sales with $167,000, an increase of $43,000 during the second quarter of 2011, from $124,000 in the second quarter of 2010.  This was primarily due to revenue attributable to Illume Mobile, a start up division which began producing revenue in March 2011.  Software and patent licensing revenues increased $42,000, or 438%, for the second quarter of 2011 to $52,000 from $10,000 for the same period in 2010. An exclusive territory license to sell Insight products in northeastern Oklahoma was sold during the second quarter of 2011 for $25,000. The Company recognized $11,000 in patent revenues during the second quarter of 2011 from custom mobile app business generated by the Illume Mobile division. Recurring revenue from ReFormXT and Insight Products increased $6,000, or 60%, to $16,000 from $10,000 for the same period in 2010. At June 30, 2011, Anyware Mobile Solutions division had $7,000 in deferred revenue, a 121% or $8,000 decrease, for the second quarter of 2011 from $15,000 in the second quarter of 2010. This decrease is attributable to customers who chose to pay monthly instead of annually and is not attributable to customer attrition. At June 30, 2011, the Illume Mobile division had $21,500 in deferred revenue. Additionally, Illume Mobile had a backlog of $104,000 at June 30, 2011.  We define backlog as work under contract which had not yet commenced.

Cost of Sales and Gross Profit:  Cost of sales for the second quarter of 2011 increased $31,000, or 47%, from $67,000 in 2010 to $98,000 in 2011. Cost of sales increased due to expenses related to new hires in support of the custom mobile app business. The resultant gross profit for the second quarter of 2011 of $121,000 is an increase of $54,000, or 80%, over the gross profit for the same period in 2010 of $67,000.   Gross profit margins were 55% and 50% for the second quarters of 2011 and 2010, respectively. The second quarter 2011 profit margin was positively impacted by the exclusive territory license and patent revenues which have no direct associated costs.

Operating, Expenses:  Operating expenses include direct division expenses, marketing and sales expenses, general and administrative expenses and depreciation and amortization expenses.  Operating expenses increased by $318,000, or 68%, in the second quarter of 2011 to $784,000 from $466,000 in 2010.  This increase is primarily due to consulting fees related to public relations and investor relations services in second quarter 2011 which were paid using restricted stock valued at $208,000 and $48,000 in cash and $53,000 of accrued expenses related to a corporate branding and marketing initiative which began in June 2011.

Loss from Operations:  Loss from operations for the second quarter of 2011 was $663,000, an increase of $264,000, or 66%, from the loss from operations in 2010 of $399,000 primarily due to $208,000 public relations and investor relations services in second quarter 2011 which were paid using restricted stock.

Other Income and Expense:  Total other expense of $59,000 for the second quarter of 2011 decreased $4,000, or 6%, from $63,000 in the first quarter of 2010.  Interest expense in the second quarter of 2011 was $31,000, a $10,000, or 25%, decrease from interest expense of $41,000 for the same period in 2010.  The decrease in interest expense was primarily as a result of the conversion of debentures into common stock in November 2010. The Company recorded $29,000 in stock based compensation, a $6,000, or 29%, increase from $22,000 for the same period in 2010. The Company added an additional outside director in November 2010 who earns $4,000 per quarter in stock based compensation.

Net Loss: Net loss of $723,000 for the second quarter of 2011 was $261,000, or 56%, greater than the net loss of $462,000 for the same period in 2010, primarily due to consulting fees related to increases expenses for public relations and investor relations services in 2011, which were paid in restricted stock.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010 (all references are to the Six Months Ended June 30)

Net Sales: Net sales decreased $73,000, or 18%, to $335,000 in the six months ended June 30, 2011 from $408,000 for the same period in 2010.  Sources of revenue were derived from our services business, software licensing and hardware sales.  Services revenue represented the majority of net sales, with a decrease of $27,000 for the first six months of 2011 to $263,000 from $290,000 for the same period in 2010.  This was primarily due to a reduction in work under contract from a single legacy professional services customer. The customer’s maintenance and support agreement decreased from $25,000 per month to $10,000 per month in January 2011 or a reduction of $90,000 total revenue in the first half of 2011 compared to 2010. The decrease was offset in the first half of 2011 by revenues generated by Illume Mobile.  Software and patent licensing revenues increased $33,000, or 81%, for the period to $73,000 from $40,000 for the same period in 2010 primarily attributable to the $25,000 exclusive territory license fee to sell Insight products in northeastern Oklahoma. Software revenues from digiTicket were $26,000 in the first six months of 2010 and included $23,000 in deferred software revenues that were recognized in February 2010 when the division was sold. The Company discontinued hardware sales due to low profit margins after the first half of 2010 when it recognized $78,000 revenues. Hardware sales totaling $54,000 in the first six months of 2010 were attributable to digiTicket, a division which was sold to private investors in February 2010. The Anyware Mobile Solutions division sold $24,000 in hardware during the first six months of 2010.

Cost of Sales and Gross Profit: Cost of sales for the first six months of 2011 decreased $89,000, or 38%, from $234,000 in 2010 to $145,000 in 2011. The majority of this decrease was associated with discontinuance of hardware sales.  The resulting gross profit for the first six months of 2011 of $190,000 was up $15,000, or 9%, over the Gross Profit for the same period in 2010 of $175,000.  The digiTicket hardware sales did not contribute significantly to profit margins as the initial customers were allowed substantial price incentives in exchange for serving as reference accounts. Gross profit margins were 57% and 43% for the first six months of 2011 and 2010, respectively.

Operating, Expenses:  Operating expenses include direct division expenses, marketing and sales expenses, general and administrative expenses and depreciation and amortization expenses  Operating expenses increased by $386,000, or 41% in the first half of 2011 to $1,330,000 from $944,000 in 2010,  primarily due to $285,000 public relations and investor relations services in the first half of 2011 which were paid using restricted stock and $60,000 in cash and $53,000 accrued expenses related to a corporate branding and marketing initiative which began in June 2011.

Loss from Operations:  Loss from operations for the first six months of 2011 was $1,140,000, an increase of $370,000, or 48%, from the loss from operations in 2010 of $770,000 as a result of the aforementioned increase in public relations and investors relations services and marketing initiatives.

Other Income and Expense:  Total other expense of $89,000 in 2011 represented a decrease of 35%, or $49,000, from $138,000 in 2010 primarily due to a decrease of $43,000 in interest expense on 2010 debentures which were converted to common stock in the second half of 2010.

Net Loss:  Net loss of $1,230,000 for the first six months of 2011 was $322,000, or 35% higher than the net loss of $908,000 for the same period in 2010, primarily attributable to the aforementioned increase in public relations and investors relations services and marketing initiatives.

Liquidity and Capital Resources

We finance our operations primarily through operating revenues, proceeds from bank loans, shareholder loans and sales of equity and debt securities to accredited investors.

In November 2010, the Company sold Convertible Debentures Series 2010 (the “2010 Debentures”) for gross proceeds of $925,000, which were used for general corporate purposes. The 2010 Debentures accrue interest at 2.0% per annum with interest paid at maturity on December 31, 2015. The 2010 Debentures may not be prepaid before the maturity date. Repayment of the 2010 Debentures may be made in cash or shares of Common Stock at the option of the Company.

The 2010 Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the Debentures, together with accrued but unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period before the notice of conversion. On July 1, 2011, two investors converted an aggregate of $50,000 in 2010 Debentures into 757,576 shares of restricted common stock. As of August 12, 2011, there is $150,000 principal amount of 2010 Debentures outstanding that are convertible into approximately 2,416,955 shares of common stock.

The 2010 Debenture investors also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2015.  As of August 12, 2011, there were Class B Warrants outstanding to purchase an aggregate of 343,591 shares of common stock at exercise prices ranging between $0.2618 and $0.3276.

Between April and July 2011, the Company sold Convertible Debentures Series 2011 (the “2011 Debentures”) for gross proceeds of $950,000, the conversion of $725,000 of 2010 Debentures into 2011 Debentures and the conversion of a $50,000 promissory note into 2011 Debentures.

The 2011 Debentures earn interest at an annual rate of 12%, which will be paid quarterly exclusively from the Debenture Account. Principal on the Debentures will be paid quarterly as the Debenture Account permits, but only after all accrued interest has been paid. The Debenture Account will be established with a financial institution for the deposit of 25% of any funds the Company receives from any judgment or settlement in any patent infringement cases involving United States Patent Number 7,822,816.

The 2011 Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period before the notice of conversion. Any 2011 Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of August 12, 2011, there is $1,675,000 principal amount of 2011 Debentures outstanding that are convertible into approximately 18,475,827 shares of common stock.

The 2011 Debenture investors also received common stock purchase warrants, designated by the Company as Class A Warrants, which expire on December 31, 2016.  As of August 12, 2011, there were Class A Warrants outstanding to purchase an aggregate of 18,475,827 shares of common stock at exercise prices ranging between $0.063 and $0.109.

           The 2011 Debentures, line of credit loan from investors and cash generated from current operations and patent license fees is expected to provide adequate capital to fund the Company’s operations through 2011.

During the second quarter of 2011, the Company repaid $100,000 on its $200,000 line of credit agreement with a financial institution which was guaranteed by two directors. The line of credit agreement, which bears interest at the greater of 6% or prime rate plus 1.0% (4.25% at June 30, 2011), matures on September 22, 2011. The Company anticipates renewal of that agreement under similar terms and conditions.

In March 2011, the Company placed $100,000 in promissory notes with a shareholder who is also an accredited investor. The notes were unsecured and provided for accrued interest of prime plus 3% (6.25% as of June 30, 2011) payable at maturity on June 30, 2011. In April 2011, $50,000 of the amount due to the shareholder was converted into the 2011 Debentures. The balance of $50,000 was extended under the same terms until September 30, 2011.  Accrued interest of $796 was paid in cash on June 30, 2011.

The Company lacks growth capital and anticipates that approximately $5 million in additional investment capital will be required within the next twenty four months to execute our growth strategy. The $5 million is expected to be raised from operating revenues, patent infringement suit settlements, exercise of warrants held by current investors, and the sale of equity and/or debt securities.  The Company is currently working with two investment firms to facilitate the raising of additional capital. There is no assurance that capital in any form will be available to us and, if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we will not be able to implement our growth strategy.

As of June 30, 2011, the Company had total current assets of $433,520 and total current liabilities of $368,495. As of June 30, 2011, the Company had cash and cash equivalents of $212,682. As of June 30, 2011, the Company had borrowed $100,000 on a $200,000 line of credit with a financial institution which was guaranteed by two directors. It is the Company’s intention to raise additional working capital from licensing revenues and the sale of equity or debt securities.

Since operations commenced in 1997, the Company has incurred $11,369,867 in cumulative total losses from inception through June 30, 2011. The Company's independent registered public accounting firm's audit report for the year ended December 31, 2010, included in the Company's Form 10-K, contained a qualified opinion and an explanatory paragraph regarding the Company's ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to create and market innovative products and services and sustain adequate working capital to finance its operations.
To lower our required cash expenditures, the Company issues shares of common stock to employees and vendors for compensation for services.  The Company issued a total of 843,678 shares in the quarter ended June 30, 2011, described further in Part II, Item 2.

Sources and Uses of Cash

	Six Months ended June 30,
(In thousands)	2011	2010
Cash flow data:
Net cash (used in) operating activities	$(695)	$	$(808)
Net cash provided by (used in) investing activities	(322)		242
Net cash provided by financing activities	1,044		555
Net (decrease) increase in cash and cash equivalents	27		(11)
Cash and cash equivalents, beginning of period	187		51
Cash and cash equivalents, end of period	$214		$$40

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2011 was $695,000, a decrease of $113,000 from the same period in 2010. Less cash was used in operating activities as a result of issuing common stock, in lieu of cash, for vendor services and employee compensation.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2011 was $322,000, an increase of $564,000 from the same period in 2010, resulting primarily from the $416,000 in proceeds of selling digiTicket to private investors in February 2010 and $144,000 increase in software development costs during the first six months of 2011.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $1,044,000 as compared with $555,000 for the same period last year, an increase of $489,000.  Cash provided by financing activities in first half of 2011 was primarily from $950,000 of net proceeds from debenture sales and secondarily from $100,000 net proceeds in revolving line of credit with a financial institution.   Cash provided by financing activities in first half of 2010 was primarily from $514,000 of net proceeds from the sale of debentures.

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

At the quarter ending June 30, 2011 and at fiscal year ending December 31, 2010, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

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

Revenue from Anyware Mobile Solutions division consists of license fees for ReFormXT and the Insight product line, setup fees for customer apps, other services including marketing and graphic arts and custom programming. Revenue from license fees is recognized ratably over the license period. Revenue from setup fees, marketing and other services is recognized at the time the service is provided.

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

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended June 30, 2011 and December 31, 2010.

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

The Company uses the Black-Sholes model for determining the value of the options. One of the factors required to compute the options price is volatility of the stock price. The Company’s own stock commenced public trading in August, 2008; however due to initially thin trading activity, management determined that the technology sector fund XLK and its standard deviation would continue to be used to provide the volatility factor required to compute the option value.

Effect of Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 amends the guidance in ASC 220 “Comprehensive Income” by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The Company does not have other comprehensive income and therefore does not expect the adoption of ASU 2011-05 to have a material effect on our financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement”. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. The Company is in the process of evaluating the impact the amended guidance will have on its financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4 - CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. We are currently a party to three legal proceedings we initiated in the United States District Court Eastern District of Texas against alleged infringers of our United States Patent #7,822,816.

On March 15, 2011, we filed suit against Blue Shoe Mobile Solutions, LLC, Brazos Technology Corporation, On The Spot Systems,Inc., and Formstack, LLC pursuant to Civil Action No. 6:11-CV-101.

On April 26, 2011, we filed suit against Canvas Solutions, Inc., GeoAge, Inc., Kony Solutions, Inc., Widget Press, Inc., Pogo Corporation, and SWD Interactive, LLC pursuant to Civil Action No. 6:11-CV-194.

On June 8, 2011, we filed suit against Agilis Systems, LLC, Antenna Software, Inc., Cengea Solutions, Inc., Data Systems International, Inc., Environmental Systems Research Institute, Inc., Invensys Systems, Inc. (d/b/a Invensys Operations Management), TrueContext Mobile Solutions Corporation, Spring Wireless USA, Inc., Zerion Software, Inc., BizSpeed, Inc., Syclo, LLC, Xora, Inc., Spira Data Corp., Survey Analytics LLC, The DataMax Software Group Inc., Ventyx Inc., Air2Web Inc., General Data Company, Inc., RealTime Results, LLC, Millennium Information Technology, Inc. (d/b/a MIT Systems, Inc.) pursuant to Civil Action No. 6:11-CV-287.

In each action, we claimed that each of defendants, either directly or through intermediaries, made, has made, used, imported, provided, supplied, distributed, sold, and/or offered for sale products and/or systems that infringed one or more claims of our Patent #7,822,816. We asked the Court for relief, including permanent injunctions, damages and costs we incurred because of the infringing activities, including interest and attorney fees. Any resulting litigation, however, will be subject to inherent uncertainties and the favorable outcome of any litigation is inestimable.

On June 30, 2011, the lawsuits against GeoAge, Inc. and Pogo Corporation were dismissed without prejudice.  On July 6, 2011, the lawsuit against Widget Press, Inc. was dismissed without prejudice. On July 19, 2011, the lawsuit against On the Spot Systems, Inc. was dismissed with prejudice pursuant to a settlement agreement. On August 11, 2011, the lawsuit against SWD Interactive LLC was dismissed without prejudice.  We anticipate filing this week a motion to dismiss with prejudice the lawsuit against Blue Shoe Mobile Solutions, LLC pursuant to a settlement agreement.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued a total of 843,678 common shares and cancelled a total of 65,000 in the quarter ended June 30, 2011, described further as follows:

The Company issued the independent directors 93,895 shares of common stock on April 1, 2011 for their first quarter 2011 compensation, which is $4,000 per quarter per independent director.

The Company issued 615,714 shares of common stock to management employees in lieu of $112,500 cash compensation for services rendered in the first quarter of 2011. The shares vest six months after issuance and are subject to forfeiture prior to vesting upon voluntary termination of employment. During the second quarter of 2011, 65,000 compensation shares previously issued for services were forfeited.

The Company issued 20,000 shares of common stock to its local public relations firm in exchange for $3,000 in services rendered in the first quarter of 2011. The Company issued 47,619 shares of common stock to its national public relations firm in exchange for $10,000 in services rendered in the first quarter of 2011.

The Company had stock bonus plans which fully vested in June 2011, resulting in 66,450 shares of common stock being issued to employees at a value of $7,309 in stock based compensation.

* All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and Section 4(2) or Rule 902 of Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of MacroSolve or executive officers of MacroSolve, and transfer was restricted by MacroSolve in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Except as expressly set forth above, the individuals and entities to which we issued securities as indicated in this section are unaffiliated with us.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information.

(a) Form 8-K Information

2011 Debenture Financing

Between April and July 2011, the Company sold the 2011 Debentures for gross proceeds of $950,000, the conversion of $725,000 of 2010 Debentures into 2011 Debentures and the conversion of a $50,000 promissory note into 2011 Debentures. The 2011 Debentures earn interest at an annual rate of 12%, which will be paid quarterly exclusively from the Debenture Account. Principal on the Debentures will be paid quarterly as the Debenture Account permits, but only after all accrued interest has been paid.

The 2011 Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period before the notice of conversion. Any 2011 Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. The 2011 Debenture investors also received common stock purchase warrants, designated by the Company as Class A Warrants, which expire on December 31, 2016.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

Item 6. Exhibits

10.01	Form of 2010 Convertible Debenture Subscription Agreement

10.02	Form of 2010 Debenture

10.03	Form of Class B Warrant

10.04	Form of 2011 Convertible Debenture Subscription Agreement

10.05	Form of 2011 Debenture

10.06	Form of Class A Warrant

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*
_________________________
*
Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and tagged as blocks of text: (i) Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010; and (iii) Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010.  Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACROSOLVE, INC.

Date: August 15, 2011	By:	/s/ STEVE SIGNOFF
Steve Signoff
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)