Form 10-Q
period 2011-09-30
MACROSOLVE INC
filed 2011-11-10
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 9, 2011, there were 115,188,081 shares of the registrant’s common stock outstanding.

MACROSOLVE, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	5

		Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (Unaudited)	6

		Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited)	7

		Notes to Interim Unaudited Financial Statements	8-15

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

	ITEM 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	24
	ITEM 1A.	Risk Factors	24
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
	ITEM 3.	Defaults Upon Senior Securities	25
	ITEM 4.	(Reserved)	25
	ITEM 5.	Other Information	25
	ITEM 6.	Exhibits	25

	SIGNATURES		26

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MACROSOLVE, INC.

Interim Unaudited Financial Statements

For the Period Ended September 30, 2011

MACROSOLVE, INC.

BALANCE SHEETS
	(unaudited)	(audited)
	9/30/2011	12/31/2010

ASSETS

CURRENT ASSETS:
Cash	$395,961	$187,025
Accounts receivable - trade	118,361	31,535
Prepaid expenses and other	271,231	50,324

Total current assets	785,553	268,884

PROPERTY AND EQUIPMENT, at cost:	277,844	254,088
Less - accumulated depreciation and amortization	(178,881)	(162,194)

Net property and equipment	98,963	91,894

OTHER ASSETS:
Note receivable	135,577	135,577
Software development costs, net of accumulated amortization
of $566,622 and $398,715 as of September 30, 2011 and
December 31, 2010, respectively	1,208,854	938,942
Other assets	73,926	43,999

Total other assets	1,418,357	1,118,518

TOTAL ASSETS	$2,302,873	$1,479,296

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$34,176
Revolving Line of Credit	200,000	-
Note Payable - Shareholder	105,178	-
Accounts payable - trade and accrued liabilities	449,124	123,022
Unearned income	34,808	8,523

Total current liabilities	789,110	165,721

LONG-TERM DEBT, less current maturities
Oklahoma Technology Commercialization Center	237,500	237,500
Convertible secured debentures	2,175,000	925,000
Total long-term debt, less current maturities	2,412,500	1,162,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 200,000,000 shares;
issued and outstanding 112,518,423 and 98,690,490 shares, at
September 30, 2011 and December 31, 2010, respectively	1,125,184	986,905
Additional paid-in capital	9,960,642	9,303,920
Accumulated deficit	(11,984,563)	(10,139,750)

Total stockholders' (deficit) equity	(898,737)	151,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,302,873	$1,479,296

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS (unaudited)	Unaudited		Unaudited
	For the Quarters Ended		For the Nine Months Ended
For the Periods Ended September 30,	9/30/2011	9/30/2010	9/30/2011	9/30/2010

SALES:
Software products and licensing	$446,707	$11,519	$519,267	$51,593
Solution services	146,536	114,445	409,407	403,594
Hardware sales	-	-	-	78,036

Net sales	593,243	125,964	928,674	533,223

COST OF SALES:
Software products and licensing	175,358	-	175,358	-
Solution services	138,276	50,447	283,690	219,279
Hardware sales	-	-	-	65,062

Total cost of sales	313,634	50,447	459,048	284,341

Gross profit	279,609	75,517	469,626	248,882

OPERATING EXPENSES:
Solution services	88,499	43,077	266,948	100,786
Depreciation and amortization	62,519	82,964	186,246	189,454
Marketing and sales	207,983	136,142	420,518	391,866
General and administrative	455,909	229,455	1,271,701	752,634

Total operating expenses	814,910	491,638	2,145,413	1,434,740

Loss from operations	(535,301)	(416,121)	(1,675,787)	(1,185,858)

OTHER INCOME (EXPENSE):
Interest income	18	7	104	494
Interest expense	(57,664)	(53,861)	(94,609)	(133,299)
Loss on sale of asset	-	-	(235)	(17,944)
Stock based compensation	(21,747)	(45,711)	(74,285)	(87,326)

Total other expense	(79,393)	(99,565)	(169,025)	(238,075)

LOSS BEFORE INCOME TAXES	(614,694)	(515,686)	(1,844,812)	(1,423,933)

INCOME TAXES	-	-	-	-

NET LOSS	$(614,694)	$(515,686)	$(1,844,812)	$(1,423,933)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(614,694)	$(515,686)	$(1,844,812)	$(1,423,933)

Loss allocable to common stockholders	$(614,694)	$(515,686)	$(1,844,812)	$(1,423,933)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS (unaudited)

For the Periods Ended September 30,	9/30/2011	9/30/2010

OPERATING ACTIVITIES:
Net loss	$(1,844,814)	$(1,423,933)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	186,246	189,454
Stock based compensation	73,002	49,130
Issuance of stock for services	672,000	42,750
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable - trade	(86,826)	88,998
Decrease (increase) in inventory	11,840	(9,397)
(Increase) in prepaid expenses and other	(232,749)	(7,699)
Increase (decrease) in accounts payable - trade and
accrued liabilities	326,102	(34,048)
Increase (decrease) in unearned income	26,285	(60,685)

Net cash (used in) provided by operating activities	(868,914)	(1,165,430)

INVESTING ACTIVITIES:
Purchase of equipment	(25,643)	(10,645)
Sale of digiTicket assets	-	416,569
Disposal of equipment	237	616
Software development costs	(459,576)	(244,445)

Net cash provided by (used in) investing activities	(484,982)	162,095

FINANCING ACTIVITIES:
Deferred offering costs	(8,170)	-
Issuance of stock for debenture conversion	50,000	-
Issuance of stock for debenture interest	-	105,927
Proceeds from debenture financing	2,025,000	722,816
Repayment of debenture financing	(775,000)	-
Repayments of notes payable	(34,176)	(37,063)
Proceeds from shareholder loan, including accrued interest	156,240	90,443
Repayment of shareholder loan, including accrued interest	(51,062)	-
Proceeds from bank line of credit	300,000	100,000
Repayment of bank line of credit	(100,000)	-

Net cash provided by financing activities	1,562,832	982,123

NET INCREASE IN CASH	208,936	(21,212)

CASH, beginning of period	187,025	51,120

CASH, end of period	$395,961	$29,908

The accompanying notes are an integral part of these statements.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended September 30, 2011

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

3.	NOTE RECEIVABLE

Note receivable at September 30, 2011 and December 31, 2010 Consist of the following:	Sep 30, 2011	Dec 31, 2010

Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (8.25% at September 30, 2009), due June 30, 2011. The note may be converted to common stock of the borrower prior to the due date at MacroSolve’s discretion. The Company is currently evaluating the conversion option.	$ 135,577	$ 135,577

4.	DEBENTURES AND NOTES PAYABLE

Notes payable at September 30, 2011 and December 31, 2010 consist of the following:	Sep 30, 2011	Dec 31, 2010

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

The 2011 Debentures will earn interest at the annual rate of 12% which will be paid quarterly exclusively from the Debenture Account. Principal on the Debentures will be prepaid quarterly as the Debenture Account permits. The Debenture Account will be set up with a financial institution for the deposit of 25% of any recovery it receives from any judgment or settlement in any infringement case or claim it prosecutes. The Debentures may be converted to common stock by the holder into the number of shares that could have been purchased with 200% of the principal amount of the Debenture, together with accrued and unpaid interest and the shares valued using the weighted average price for a five-day trading period preceding the Debenture investment provided however, that the conversion price shall not be less than ten cents per share at any time and the conversion price shall not be more than ten cents per share for investments made prior to October 1, 2011. The Investors will also acquire Common Stock Series B Warrants in an amount equal to the shares of common stock that could be purchased at the Debenture conversion price. Each warrant has a term of five years.	$ 350,000	$ -

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

The 2011 Debentures will earn interest at the annual rate of 12% which will be paid quarterly exclusively from the Debenture Account. Principal on the Debentures will be prepaid quarterly as the Debenture Account permits. The Debenture Account will be set up with a financial institution for the deposit of 25% of any recovery it receives from any judgment or settlement in any infringement case or claim it prosecutes. The Debentures may be converted to common stock by the holder into the number of shares that could have been purchased with 200% of the principal amount of the Debenture, together with accrued and unpaid interest and the shares valued using the weighted average price for a five-day trading period preceding the Debenture investment. The Investors will also acquire Common Stock Series A Warrants in an amount equal to the shares of common stock that could be purchased at 50% of the Debenture conversion price. Each warrant has a term of five years
	$ 1,675,000	$ -

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

During the third quarter of 2011, eleven of the fifteen investors elected to convert a total of $725,000 Debenture Series 2010 plus Series B Warrants to Debenture Series 2011 and Series A Warrants simultaneously with their purchase of the new offering and two of the investors elected to convert a total of $50,000 debentures into 757,576 shares of common stock.
	$ 150,000	$ 925,000

Advancing term loan with a financial institution of up to $125,000 with interest only payable monthly at prime rate plus 2.0% (5.25% at September 30, 2010), until January, 2009, with principal and interest due at prime rate plus 2.0% amortized ratably over 30 months, due August 31, 2011, and secured by substantially all assets of the company.	$ -	$ 34,176

Advancing term loan with a financial institution of up to $200,000 with interest only payable monthly at the greater of 6% or prime rate plus 1.0% (4.25% at September 30, 2011), until September 2011, and secured by substantially all assets of the company and the personal guarantees of two company directors. In exchange for the guarantees, each director receives a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share.	$ 200,000	$ -

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

As of September 30, 2011, maturities of long-term debt are:  $-0- in 2011 and $2,412,500 thereafter.

5.	SHAREHOLDER LOAN

In March 2011, the Company placed $100,000 in promissory notes with a shareholder who is a qualified investor. The notes were unsecured and provided for accrued interest of prime plus 3% (6.25% as of September 30, 2011) payable on maturity of June 30, 2011. In April 2011, $50,000 of the amount owed was converted to the terms of the Convertible Debenture Series 2011. The balance of $50,000 was extended under the same terms until September 30, 2011.  On September 8, 2011, the Company placed an additional $54,000 promissory note with the same shareholder. The note is secured by the unencumbered 75% of patent settlement license fees secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at September 30, 2011. Accrued interest is $1,178 at September 30, 2011 was paid on October 20, 2011. On October 1, 2011, the Company combined the shareholder loan into one promissory for $104,000. The note is secured by the unencumbered 75% of patent settlement license fees secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity. The Company has agreed to apply ten percent (10%) of the net proceeds from patent settlement license fees to the reduction of principal. The note matures on December 31, 2012.

6.	EMPLOYEE STOCK PLANS

A summary of activity under the Employee Stock Plans as of September 30, 2011 and changes during the period then ended is presented below:

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price	Shares
Outstanding – June 30, 2011	5,933,872	$0.54	2,772,055
Exercisable – June 30, 2011	5,854,872	$0.51	-
Granted	4,709,930	$0.50	1,045,378
Exercised or Vested	-	-	(1,009,602)
Forfeited or Expired	(59,567)	$0.54	(47,500)
Outstanding – September 30, 2011	10,584,235	$0.52	2,760,331
Exercisable – September 30, 2011	5,795,305	$0.51	-

The weighted-average grant-date calculated value of options granted during the period ended September 30, 2011 is not applicable.  Options outstanding at September 30, 2011 had an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 3.5 years. Options that were exercisable at September 30, 2011 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 3.5 years.

A summary of the status of the Company’s nonvested options and restricted stock as of and for the Quarters Ended September 30, 2011, June 30, 2011 and March 31, 2011 is presented below:

	Stock Options
Nonvested Shares	Options	Weighted- Average Grant Date.Calculated Value	Restricted Stock
Nonvested - Beginning of Year 2011	153,600	$-	8,354,801
Granted	-	$-	738,434
Vested	(41,400)	$-	(3,160,687)
Forfeited	(29,600)	$-	( -)
Nonvested–Quarter Ended March 31, 2011	82,600	$-	5,932,548
Granted	200,000	$-	615,714
Vested	(200,000)	$-	(3,711,207)
Forfeited	(3,600)	$-	(65,000)
Nonvested–Quarter Ended June 30, 2011	79,000	$-	2,772,055
Granted	4,709,930	$-	1,045,378
Vested	-	$-	(1,009,602)
Forfeited	-	$-	(47,500)
Nonvested-Quarter ended Sept 30, 2011	4,788,930	$-	2,760,331

As of September 30, 2011, there was $-0- unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan. The weighted-average remaining vesting period is 6 months.

7.      SHAREHOLDERS’ EQUITY

The Company issued a total of 8,245,414 common shares and cancelled a total of 47,500 in the quarter ended September 30, 2011, described further as follows:

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 151,515 shares of restricted stock on July 1, 2011 for their second quarter 2011 compensation.

The Company issued 945,377 shares of common stock to management employees in lieu of $112,500 cash compensation for services rendered in the second quarter of 2011 and 100,000 shares of common stock to an executive as an employment bonus, which had been recorded at a value of $2,091 in stock based compensation based upon individual tax elections made by each recipient. The shares vest six months after issuance and are subject to forfeiture upon voluntary termination of employment. During the third quarter of 2011, 47,500 compensation shares previously issued for services were forfeited.

The Company issued 48,000 shares of restricted common stock to a former employee in exchange for $6,000 in services rendered in the second quarter of 2011. The Company issued 90,909 shares of restricted stock to its national public relations firm in exchange for $12,000 in services rendered in the second quarter of 2011. The Company issued 15,000 shares of restricted stock to two financial advisors, the first receiving 10,000 shares in exchange for $1,500 in services and the second receiving 5,000 shares for $2,500 in services. The Company issued a total of 137,037 registered compensation shares to three software subject matter experts for $15,000 in total services. The Company issued a total of 2,000,000 shares of restricted stock to its investor relations firms for six months expanded services valued at $20,000.

On September 29, 2011, the Company entered into a Business Development and Services agreement with an investment banking firm. A one-time retainer fee of $200,000 for the twelve month agreement was paid by issuance of 4,000,000 shares of restricted common stock.

The Company issued 378,788 shares of restricted stock each to two investors in the Convertible Debenture Series 2010 who elected to convert their $25,000 debenture on July 1, 2011 at the weighted average price for the five-day trading period before the notice of conversion which was $.066. Each investor received $308 to settle the accrued interest on their debenture.

8.      EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the periods ended September 30, 2011 and 2010:

	For the Quarters Ended		For the Nine Months Ended
	Sept 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010
Numerator:
Net Loss	$(614,694)	$(515,686)	$(1,844,812)	$(1,423,933)
Numerator for basic and diluted	$(614,694)	$(515,686)	$(1,844,812)	$(1,423,933)

Denominator:
Weighted-average number of
common shares outstanding	108,419,466	77,950,697	108,419,466	77,950,697
	$(0.01)	$(0.01)	$(0.02)	$(0.02)

9.	RELATED PARTY TRANSACTION

There were no related party transactions other than the shareholder loan discussed in footnote five.

10.	SUBSEQUENT EVENTS

The Company issued 1,011,030 shares of compensation shares to management employees in lieu of $137,500 cash compensation for services rendered during the third quarter of 2011 which had been recorded at a value of $2,022 in stock based compensation based upon individual tax elections made by each recipient. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 160,000 shares of restricted stock on October 1, 2011 for their third quarter 2011 compensation. The Company recorded $4,000 in stock based compensation for each of its five independent directors.

The Company issued 1,546,627 shares of restricted stock each to an investor in the Convertible Debenture Series 2010 who elected to convert his $100,000 debenture on October 10, 2011 at the weighted average price for the five-day trading period before the notice of conversion which was $.065. The investor received $1,859 to settle the accrued interest on his debenture.

Effective July 26, 2011, certain Company officers and directors granted consent to the Company to take shares of Common Stock that were reserved for issuance upon the exercise and/or conversion of options, warrants and convertible debentures (the “Securities”) and consider them as authorized but unissued shares of common stock to be used for other share issuances.  Currently, there were 43,279,596 shares of Common Stock reserved for issuance pursuant to the Securities.  This consent is effective until December 31, 2011, when the Company is required to reserve such Common Stock issuable upon exercise of the Securities.  Prior to the consent, the number of shares of Common Stock issued and outstanding as well as reserved for issuance upon exercise or conversion of outstanding options, warrants and convertible debentures was close to 200 million, which is the number of shares of Common Stock authorized for issuance by the Company pursuant to the Articles of Incorporation.  This action gave the Company flexibility until it could increase the authorized number of shares of Common Stock that may be issued. On October 28, 2011 upon approval of a majority of shareholders, the Company filed an Amended Certificate of Incorporation with the Oklahoma Secretary of State increasing its authorized capital to 500,000,000 common shares.

On July 17, 2011, the Company began offering its Convertible Debentures Series 2011 and Series B Warrants to purchase common stock to accredited investors. The offering modifies the earlier 2011 debenture by adding a ten cent ($0.10) conversion floor price. An additional $375,000 in debentures have been sold during the fourth quarter 2011.

The Company is currently in settlement and licensing discussions with several companies against whom we have brought suits alleging infringement of United States Patent #7,822,816.  As of the date of filing, one settlement has been finalized with proceeds paid in October 2011.

The Company renewed its advancing term loan with a financial institution for $100,000 with interest only payable monthly at the greater of 5.75% or prime rate plus 1.0% (4.25% at September 30, 2011), until September 2012, and secured by substantially all assets of the company and the personal guarantees of one company director. In exchange for the guarantee, the director receives a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share.

On October 31, 2011, the Company entered into an expanded business development agreement with a financial advisory firm for cash bonuses equaling $60,000 and a total of 1,050,000 five year cashless warrants to purchase restricted common stock at a strike price of $0.115.

On November 4, 2011, the Company appointed Randy Ritter as its Chief Operating Officer, a newly created position.

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during Nine Months ended September 30, 2011 and 2010 are:

	2011	2010
Interest	$14,351	$4,232
Income taxes	$-	$-

Noncash activities are as follows for the Nine Months ended September 30, 2011 and 2010 are:

	2011	2010
Stock based compensation	$73,002	$75,380
Stock issued for services	$672,000	$16,500
Stock issued for debenture interest	$-	$105,927

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

Background

MacroSolve, Inc. (“MacroSolve,” “we,” “us,” or the “Company”) is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma and also does business under trade names Anyware Mobile Solutions and Illume Mobile.  MacroSolve is a leading developer and marketer of mobile technologies, apps, and solutions. A mobile solution is typically the combination of mobile handheld devices, wireless connectivity, and software that streamlines business operations resulting in improved efficiencies and cost savings. Leveraging its intellectual property( “IP”) portfolio, including its recently issued landmark patent #7,822,816, MacroSolve generates revenues through licensing; development and sales of its patented technologies including the ReForm XT™ rapid mobile app development platform and its apps powered by ReForm XT including ClubInsight™, DineInsight™, and SchoolInsight™.  In addition to development of customized mobile business apps, the Company has introduced SaleSentral, a sales platform for iPad and Android tablets and Guardian, a smart phone safety application for college students that is used in tandem with campus security.

In August 2011, Steve Signoff joined the Company as CEO. Shortly thereafter, the Company combined its Illume Mobile and Anyware Mobile Solutions divisions and created a functional structure with sales, business development, marketing, operations and finance. In November 2011, the Company hired Randy Ritter as Chief Operating Officer who will lead the marketing and operations efforts. Executive Vice President Clint Parr will lead strategic business development and Kendall Carpenter will continue as CFO.

The Company’s principal executive offices are located at 1717 South Boulder Ave., Ste. 700, Tulsa, Oklahoma 74119. Currently the Company has ongoing projects across the United States, operates three websites including ‘www.macrosolve.com’, ‘www.illumemobile.com’ and ‘www.goanyware.com’, and maintains multiple social media profiles.

 Plan of Operation

In October 2010, the United States Patent and Trademark Office issued U.S. Patent No. 7,822,816 to our company. The patent addresses mobile information collection systems across all wireless networks and mobile devices, regardless of carrier and manufacturer, and is currently utilized in our ReFormXT™ rapid mobile app development platform.   The patent, a significant intellectual property asset, further advances our position in the mobile solutions market. We are immediately pursuing the monetization of this patent and our other IP assets, including discussions with several companies in the mobile communications market.   We are currently in discussions with several companies against whom we have brought suits alleging infringement.  As of November 9, 2011, suits have been brought against 37 companies, of which four have been dismissed without prejudice and six settlement agreements have been executed.  In the first action filed by MacroSolve, the court has set a Markman hearing in October of 2012 and a trial date in May 2013.

The Company is participating in a market with dramatic growth.  The increased demand for apps has been fueled by improved data networks, improved mobility devices and the broad adoption of mobile apps for consumers and businesses.  The Company is satisfying a unique set of market demands by providing mobile applications that are geared to help businesses drive revenue and productivity.

The Company’s participation in this market is in three forms: branded apps; enterprise apps; and custom apps. Branded apps are apps created for customers that carry the customer’s brand name on it.  The Company continues to develop, host and maintain our primary platform, ReFormXT.   From this platform, the Company and its customers develop applications that are both branded and enterprise apps.  Branded apps are being adopted by companies to promote their offerings by placing their app for customers to download from the app stores either for free, with ads or for a subscription charge.  The Company has productized several industry specific apps from the platform which have been branded ‘Insight’.  Currently, we market and sell DineInsight, ClubInsight and SchoolInsight. Enterprise apps, which are generally used internally in a company's operations to drive productivity, leverage the ReForm XT and SalesSentral platforms. SaleSentral is a sales force automation tool and is used by companies to deliver sales and promotional collateral, as well as collect sales force data from the field. Introduced in Q3 2011, SaleSentral has yet to contribute significantly to revenue. The Company has entered into several reseller arrangements and is actively pursuing additional channels, reseller and licensees for its "powered by ReForm XT" and SaleSentral platforms in specialized vertical markets. Custom apps are those that are designed for a specific requirement and can be for a business’s customers or employees.  Custom apps use either the Company’s platform or other platforms as needed to produce the needed functionality.

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

Results of Operations

Quarter Ended September 30, 2011 compared to Quarter Ended September 30, 2010 (all references are to the Quarter Ended September 30)

Net Sales: Net sales increased $467,000, or 371%, to $593,000 in the quarter ended September 30, 2011 from $126,000 for the same period in 2010.   Sources of revenue in the third quarter of 2011 were derived from sales of services and software and intellectual property licensing.  Software and licensing revenues represented the majority of net sales with $447,000, an increase of $435,000, or 3,625%, during the third quarter of 2011, from $12,000 in the third quarter of 2010.   Non-exclusive licenses to the Company’s intellectual property are responsible for $432,000 of the increase. Services revenue represented net sales of $147,000, an increase of $32,000 during the third quarter of 2011, from $114,000 in the third quarter of 2010.  This was primarily due to revenue from custom mobile application development. Recurring revenue from ReFormXT and Insight Products increased $3,000, or 27%, to $15,000 from $12,000 for the same period in 2010.

Cost of Sales and Gross Profit:  Cost of sales for the third quarter of 2011 increased $264,000, or 528%, from $50,000 in 2010 to $314,000 in 2011. Legal fees associated with licensing intellectual property were $175,000, or 56% of the third quarter 2011 cost of sales. Cost of sales related to new hires in support of the mobile app business was $138,000 in the third quarter of 2011, up $88,000, or 176%, from $50,000 in 2010. The resultant gross profit for the third quarter of 2011 of $280,000 is an increase of $204,000, or 268%, over the gross profit for the same period in 2010 of $76,000.   Gross profit margins were 47% and 60% for the third quarters of 2011 and 2010, respectively. The third quarter 2011 profit margin was impacted by lower margins caused by rapid growth in development staff and associated costs.

Operating Expenses:  Operating expenses include direct division expenses, marketing and sales expenses, general and administrative expenses and depreciation and amortization expenses.  Operating expenses increased by $323,000, or 66%, in the third quarter of 2011 to $815,000 from $492,000 in 2010.  This increase is primarily due to consulting fees related to public relations and investor relations services in the third quarter of 2011, which were paid using restricted stock valued at $143,000 and $43,000 in cash, and $103,000 of accrued expenses related to a corporate branding and marketing initiative which began in June 2011.

Loss from Operations:  Loss from operations for the third quarter of 2011 was $535,000, an increase of $119,000, or 29%, from the loss from operations in 2010 of $416,000, primarily due to $143,000 of non-cash public relations and investor relations services in third quarter 2011 which were paid using restricted stock.

Other Income and Expense:  Total other expense of $79,000 for the third quarter of 2011 decreased $21,000, or 21%, from $100,000 in the third quarter of 2010.  Interest expense in the third quarter of 2011 was $58,000, a $4,000, or 7%, increase from interest expense of $54,000 for the same period in 2010.  The increase in interest expense was primarily as a result of the sale of convertible debentures commencing in September 2011. The Company recorded $22,000 in non-cash stock based compensation, a $24,000, or 52%, decrease from $46,000 for the same period in 2010. The Company engaged David Humphrey, a director of the Company, in the third quarter of 2010 to provide $26,250 in financial advisory and business development services in exchange for 58,333 nonqualified options with a strike price of $.05 with a five year exercise period.

Net Loss: Net loss of $615,000 for the third quarter of 2011 was $99,000, or 19%, greater than the net loss of $516,000 for the same period in 2010, primarily due to consulting fees related to increased non-cash expenses for public relations and investor relations services in 2011, which were paid in restricted stock.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010 (all references are to the Nine Months Ended September 30)

Net Sales: Net sales increased $396,000, or 74%, to $929,000 in the nine months ended September 30, 2011 from $533,000 for the same period in 2010.  Sources of revenue were derived from our IP licensing, software products, services and hardware sales.  Licensing revenues represented the majority of the net sales with an increase of $467,000, or 898%, for the period to $519,000 from $52,000 for the same period in 2010, which increase is primarily attributable to the monetization of the Company’s intellectual property. Services revenue remained level with an increase of $5,000, or 1%, for the first nine months of 2011 to $409,000 from $404,000 for the same period in 2010.  This was primarily due to a reduction in work under contract from a single legacy professional services customer; that customer’s maintenance and support agreement decreased from $25,000 per month to $10,000 per month in January 2011 or a reduction of $135,000 total revenue in the first nine months of 2011 compared to 2010. The decrease was offset in the first nine months of 2011 by revenues generated by custom mobile app development and mobile platforms. The Company discontinued hardware sales due to low profit margins after the first half of 2010 when it recognized $78,000 revenues. Hardware sales totaling $54,000 in the first nine months of 2010 were attributable to digiTicket, a division which was sold to private investors in February 2010.

Cost of Sales and Gross Profit: Cost of sales for the first nine months of 2011 increased $175,000, or 62%, from $284,000 in 2010 to $459,000 in 2011. Legal fees associated with licenses sold pursuant intellectual property monetization were $175,000, or 38%, of the third quarter 2011 cost of sales. The resulting gross profit for the first nine months of 2011 of $470,000 was up $221,000, or 89%, over the gross profit for the same period in 2010 of $249,000.  The digiTicket hardware sales in 2010 did not contribute significantly to profit margins as the initial customers were allowed substantial price incentives in exchange for serving as reference accounts. Gross profit margins were 51% and 47% for the first nine months of 2011 and 2010, respectively.

Operating Expenses:  Operating expenses include direct division expenses, marketing and sales expenses, general and administrative expenses and depreciation and amortization expenses  Operating expenses increased by $710,000, or 49%, in the first nine months of 2011 to $2,145,000 from $1,435,000 in 2010, primarily due to $556,000 public relations and investor relations services in the first nine months of 2011, which were paid using restricted stock valued at $428,000 and $128,000 in cash, and $156,000 accrued expenses related to a corporate branding and marketing initiative which began in June 2011.

Loss from Operations:  Loss from operations for the first nine months of 2011 was $1,676,000, an increase of $490,000, or 41%, from the loss from operations for the same period in 2010 of $1,186,000, as a result of the aforementioned increase in public relations and investor relations services, which were paid using restricted stock, and accrued expenses related to marketing initiatives.

Other Income and Expense:  Total other expense of $169,000 for the first nine months of 2011 represented a decrease of 29%, or $69,000, from $238,000 in 2010, primarily due to a decrease of $49,000 in interest expense on 2010 debentures which were converted to common stock in the second half of 2010.

Net Loss:  Net loss of $1,845,000 for the first nine months of 2011 was $421,000, or 30% higher than the net loss of $1,424,000 for the same period in 2010, primarily attributable to the aforementioned increase in public relations and investor relations services which were paid using restricted stock and accrued expenses related to marketing initiatives.

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

The 2010 Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the Debentures, together with accrued but unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period before the notice of conversion. On July 1, 2011, two investors converted an aggregate of $50,000 in 2010 Debentures into 757,576 shares of restricted common stock. On October 20, 2011, one investor converted $100,000 in 2010 Debentures for 1,546,627 shares of restricted common stock. As of November 2, 2011, there is $50,000 principal amount of 2010 Debentures outstanding that are convertible into approximately 1,000,000 shares of common stock.

The 2010 Debenture investors also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2015.  As of August 12, 2011, there were Class B Warrants outstanding to purchase an aggregate of 343,591 shares of common stock at exercise prices ranging between $0.2618 and $0.3276.

Between April and June 2011, the Company sold Convertible Debentures Series 2011 (the “2011 Class A Debentures”) with Class A Warrants for gross proceeds of $950,000 and the conversion of $725,000 of 2010 Debentures into 2011 Debentures. Between September and October 2011, the Company sold Convertible Debentures Series 2011 (the “2011 Class B Debentures” and together with the 2011 Class A Debentures, the “2011 Debentures”) with Class B Warrants for gross proceeds of $700,000 and the conversion of $25,000 in accrued compensation.

The 2011 Debentures, which mature on December 31, 2016, earn interest at an annual rate of 12%, which will be paid quarterly exclusively from the Debenture Account. Principal on the 2011 Debentures will be paid quarterly as the Debenture Account permits. A Debenture Account has been established with a financial institution for the deposit of 25% of the net funds the Company receives from licensing its intellectual property. As of November 9, 2011, the Debenture Account has a balance of $48,102.

The 2011 Class A Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class A Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class A Debenture investment. Any 2011 Class A Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of November 9, 2011, there is $1,675,000 principal amount of 2011 Class A Debentures outstanding that are convertible into approximately 18,475,827 shares of common stock.

The 2011 Class A Debenture investors also received common stock purchase warrants, designated by the Company as Class A Warrants, which expire on December 31, 2016.  As of November 9, 2011, there were Class A Warrants outstanding to purchase an aggregate of 18,475,827 shares of common stock at exercise prices ranging between $0.063 and $0.109.

The 2011 Class B Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class B Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class B Debenture investment, however the conversion price shall not be less than ten cents per share at any time and the conversion price shall not be more than ten cents per share for investments made prior to October 1, 2011. Any 2011 Class B Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of November 9, 2011, there is $725,000 principal amount of 2011 Class B Debentures outstanding that are convertible into approximately 12,805,769 shares of common stock.

The investors in 2011 Class B Debentures also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2016.  As of November 9, 2011, there were Class B Warrants outstanding to purchase an aggregate of 6,402,884 shares of common stock at exercise prices ranging between $0.10 and $0.137.

           The 2011 Debentures, line of credit loan guaranteed by an investor, and cash generated from current operations are expected to provide adequate capital to fund the Company’s operations through 2011.

During the third quarter of 2011, the Company borrowed an additional $100,000 on its $200,000 line of credit agreement with a financial institution which was guaranteed by two directors. The line of credit agreement, which bears interest at the greater of 6% or prime rate plus 1.0% (4.25% at September 30, 2011), was to mature on September 30, 2011. The line of credit agreement was renewed through September 30, 2012 with a $100,000 credit limit. The renewed line bears interest at the greater of 5.75% or prime rate plus 1.0% (4.25% at September 30, 2011). One of the guarantors invested $100,000 in the 2011 Debentures and did not renew his guarantee of the renewal line so that investment was used to retire outstanding principal on the line.

In April 2011, the Company placed $50,000 in promissory notes with a shareholder who is a qualified investor.  The notes were unsecured and provided for accrued interest of prime plus 3% (6.25% as of September 30, 2011) payable on maturity at September 30, 2011.  On September 8, 2011, the Company placed an additional $54,000 promissory note with the same shareholder. That note was secured by the unencumbered 75% of license fees on licensed products secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at September 30, 2011. Accrued interest of $1,178 at September 30, 2011 was paid on October 20, 2011. On October 1, 2011, the Company combined the shareholder loans into one promissory note for $104,000, which matures on December 31, 2012 and carries the same terms as the September 8, 2011 note. The Company has agreed to apply ten percent (10%) of the net proceeds from license fees on licensed products to the reduction of principal.

The Company lacks growth capital and anticipates that approximately $5 million in additional investment capital will be required within the next twenty four months to execute our growth strategy. The $5 million is expected to be raised from operating revenues, intellectual property license fees, exercise of warrants held by current investors, and the sale of equity and/or debt securities.  The Company is currently working with an investment banking firm to facilitate the raising of additional capital. There is no assurance that capital in any form will be available to us and, if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we will not be able to implement our growth strategy.

As of September 30, 2011, the Company had total current assets of $785,553 and total current liabilities of $789,110. As of September 30, 2011, the Company had cash and cash equivalents of $395,961. As of September 30, 2011, the Company had borrowed $200,000 on a $200,000 line of credit with a financial institution which was guaranteed by two directors. It is the Company’s intention to raise additional working capital from licensing revenues and the sale of equity or debt securities.

Since operations commenced in 1997, the Company has incurred $11,984,563 in cumulative total losses from inception through September 30, 2011. The Company's independent registered public accounting firm's audit report for the year ended December 31, 2010, included in the Company's Form 10-K, contained a qualified opinion and an explanatory paragraph regarding the Company's ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to create and market innovative products and services and sustain adequate working capital to finance its operations.

To lower our required cash expenditures, the Company issued 7,487.838 shares of common stock in the quarter ended September 30, 2011 to employees and vendors for compensation for services, including 348,171 S8 registered shares and 7,139,667 unregistered shares which are described further in Part II, item 2.

Sources and Uses of Cash

	Nine Months ended September 30,
(In thousands)	2011	2010
Cash flow data:
Net cash (used in) operating activities	$(869)	$	$(1,165)
Net cash provided by (used in) investing activities	(485)		162
Net cash provided by financing activities	1,563		982
Net increase (decrease) in cash and cash equivalents	209		(21)
Cash and cash equivalents, beginning of period	187		51
Cash and cash equivalents, end of period	$396		$$30

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 was $869,000, a decrease of $296,000 from the same period in 2010. Less cash was used in operating activities as a result of issuing common stock, in lieu of cash, for vendor services and employee compensation.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2011 was $485,000, an increase of $647,000 from the same period in 2010, resulting primarily from the $416,000 in proceeds of selling digiTicket to private investors in February 2010 and $215,000 increase in software development costs during the first nine months of 2011.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $1,563,000, compared with $982,000 for the same period in 2010, an increase of $581,000.  Cash provided by financing activities in first nine months of 2011 was primarily from $1,250,000 of net proceeds from sales of convertible debentures. Cash provided by financing activities in first nine months of 2010 was primarily from $723,000 of net proceeds from the sale of debentures.

Critical Accounting Policies

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of solution services, software and hardware.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  In many instances, customers make a substantial prepayment for services before rendered; therefore the Company is extending trade terms to customers who have already proven to be credit worthy. The Company has recorded less than $500 in direct write offs of bad debts in the past five years.

At the quarter ending September 30, 2011 and at fiscal year ending December 31, 2010, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

Property and Equipment:

Property and equipment are recorded at cost.  Depreciation is computed using straight-line methods applied to individual property items based on estimated useful lives.

Revenue Recognition and Unearned Revenue:

Revenues from intellectual property licenses are recognized upon receipt. When intellectual property licenses are received under a contingent fee agreement with the law firm of Antonelli, Harrington & Thompson LLP, the applicable contingent legal expense is recorded as a cost of sale. In the event a non-exclusive intellectual property license is granted within the scope of a contracted project, ten percent (10%) of the contract amount is deemed to be payment for the license.  Revenue from software product licensing is recognized ratably over the license period.

Solution services revenues consist primarily of professional services contracted to third party customers under contract for specific projects. Contracted projects that are fixed price are accounted for under the percentage-of-completion method of accounting. Revenue from contracted projects that are for provision of services is recognized at the time the service is provided. Revenue from setup fees, marketing and other services is recognized at the time the service is provided.

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

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended September 30, 2011 and December 31, 2010.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. We are currently a party to four legal proceedings we initiated in the United States District Court Eastern District of Texas against alleged infringers of our United States Patent #7,822,816. Additionally, a fifth such legal proceeding has now been completely resolved.  During the third quarter of 2011, the following legal proceedings were initiated:

On August 5, 0211, we filed suit against Whoop, Inc. (Civil Action No. 6:11-CV-523); and

On September 15, 2011, we filed suit against AT&T Inc., AT&T Mobility LLC, SalesForce.com, Inc., Dell Inc dba Dell Services, Groupon, Inc., Living Social, Inc. and Citigroup Inc. (Civil Action No. 6:11-CV-490).

In each action, we claimed that each of defendants, directly or through intermediaries, made, has made, used, imported, provided, supplied, distributed, sold, and/or offered for sale products and/or systems that infringed one or more claims of United States Patent #7,822,816. We asked the Court for relief, including permanent injunctions, damages and costs we incurred because of the infringing activities, including interest and attorney fees. Any resulting litigation, however, will be subject to inherent uncertainties and the favorable outcome of any litigation is inestimable.

On July 6, 2011, the lawsuit against Widget Press, Inc. was dismissed without prejudice. On July 19, 2011, the lawsuit against On the Spot Systems, Inc. was dismissed with prejudice pursuant to a settlement agreement. On August 16, 2011, the lawsuit against Blue Shoe Mobile Solutions, LLC was dismissed with prejudice pursuant to a settlement agreement. On August 11, 2011, the lawsuit against SWD Interactive LLC was dismissed without prejudice.  On September 29, 2011, the lawsuit against Cengea Solutions, Inc. was dismissed with prejudice pursuant to a settlement agreement. On September 21, 2011, the lawsuit against Kony Solutions, Inc. was dismissed with prejudice pursuant to a settlement agreement. On October 3, 2011, the lawsuit against Canvas Solutions, Inc. was dismissed with prejudice pursuant to a settlement agreement. On October 31, 2011, the lawsuit against Syclo, LLC was dismissed with prejudice pursuant to a settlement agreement.

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

The Company issued 734,243 shares of restricted common stock to management employees in lieu of $87,375 cash compensation for services rendered in the second quarter of 2011 and 100,000 shares of common stock to an executive as an employment bonus, which had been recorded at a value of $2,091 in stock based compensation based upon individual tax elections made by each recipient. The shares vest six months after issuance and are subject to forfeiture upon voluntary termination of employment.

The Company issued 48,000 shares of restricted common stock to a former employee in exchange for $6,000 in services rendered in the second quarter of 2011. The Company issued 90,909 shares of restricted stock to its national public relations firm in exchange for $12,000 in services rendered in the second quarter of 2011. The Company issued 15,000 shares of restricted stock to two financial advisors, the first receiving 10,000 shares in exchange for $1,500 in services and the second receiving 5,000 shares for $2,500 in services. The Company issued a total of 2,000,000 shares of restricted stock to its investor relations firms for six months expanded services valued at $20,000.

On September 29, 2011, the Company issued 4,000,000 shares of restricted common stock to an investment banking firm, which represented a one-time retainer fee of $200,000 for the twelve month agreement.

The Company issued 378,788 shares of restricted stock each to two investors upon conversion of $25,000 debentures by each investor.

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

           None.

Item 6. Exhibits

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

*
The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACROSOLVE, INC.

Date: November 10, 2011	By:	/s/ STEVE SIGNOFF
Steve Signoff
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2011	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)