Form 10-K
period 2011-12-31
MACROSOLVE INC
filed 2012-03-13
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

Commission File No. 333-150332

MACROSOLVE, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1518725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1717 South Boulder Ave. Suite 700 Tulsa, Oklahoma	74119 (918) 280-8693
(Address of principal executive office)	(Zip Code) (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2011, based on the closing sales price of the Common Stock as quoted on the Pink Sheets was $7,126,726. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 2, 2012, there were 127,721,364 shares of registrant’s common stock outstanding.

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

PART I

Item 1.  Business

Organization

MacroSolve, Inc. (“MacroSolve,” “Illume Mobile,” “we,” “us,” or the “Company”) is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma and does business as Illume Mobile, its go-to-market brand.  MacroSolve is leading developer and marketer of mobile technologies, apps, and solutions. A mobile solution is typically the combination of mobile handheld devices, wireless connectivity, and software that streamlines business operations resulting in improved efficiencies and cost savings. Leveraging its intellectual property portfolio, MacroSolve generates revenues through licensing; development and sales of its patented technologies including the IllumeSentral™ rapid mobile app development platform and its apps including SaleSentral™, ServiceSentral™, BrandSentral™ and GuardianSentral™; as well as development of customized mobile business apps.

Illume Mobile provides mobile business apps, as well as licensing its core patented technology to companies across the mobile ecosystem. Illume Mobile is our go-to-market brand and maintains a dedicated staff of sales, product development and support for the IllumeSentral rapid mobile app development platform, formerly branded as ReForm XT™, and its apps.  Illume Mobile provides solution management, product development, project management, quality assurance and support services to address the needs of a client base seeking to use mobility to improve their process efficiencies and modify software applications so that they can be used in a mobile environment.

The Company’s principal executive offices are located at 1717 South Boulder, Tulsa, Oklahoma 74119. Currently, the Company has ongoing projects across the United States, operates two websites - ‘www.macrosolve.com’ and ‘www.illumemobile.com’ and maintains multiple social media profiles.

Overview

Market Opportunities

According to Research2Guidance, the market for mobile application development services, including application creation, management, distribution and extension services, reached $20.5 billion in 2011 and will grow in value to $100 billion in 2015.

By 2015, mobile application development projects targeting smartphones and tablets will outnumber native PC projects by a ratio of 4-to-1, according to Gartner, Inc., an information technology research and advisory firm, with smartphones and tablets expected to represent more than 90% of the new net growth in device adoption in the next four years. In contrast, app development projects targeting PCs is anticipated to be on par with mobile development in 2012. Future adoption is believed to triple between the fourth quarter of 2011 and the first quarter of 2014, according to Gartner, and will result in the vast majority of client-side applications being mobile-only or mobile-first for these devices.

U.S. smartphone penetration is nearly at the halfway mark as of January 2012, according to the latest Nielsen data. The 48% of American adults with smartphones is up from 44% in the third quarter of 2011. It likely reflects a bump from the record 37 million iPhones that Apple sold worldwide in the fourth quarter.

According to the latest market study by ABI Research, users of enterprise B2E (business-to-employee) and B2C (business to customer) smartphone and media tablet mobile applications (apps) are forecast to grow at a compound annual growth rate of nearly 90 percent -- and exceed 830 million active worldwide users by 2016.

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

With a long history of innovation in the wireless marketplace, MacroSolve is ideally positioned to capture a portion of this critical multi–billion dollar global market.

Recent Developments

Since March 2011, the Company has been protecting its intellectual property rights against entities it has identified as potentially infringing the Company’s rights. In October 2010, the Company received U.S. patent #7,822,816, which addresses mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer, and is currently utilized in MacroSolve’s IllumeSentral™ rapid mobile app development platform formerly branded as ReFormXT. To date, complaints have been filed against 59 defendants and the Company is continuously identifying potential infringers with more than 250 potential infringers identified as of the date of this report. Out of these lawsuits, the Company has received fourteen settlements in the form of non-exclusive, perpetual paid-up licenses for licensed products resulting in revenues of over one million dollars in 2011, which represented approximately 63% of total revenue in 2011.  The Company’s objective in these enforcement actions is not to monopolize or prevent other companies from competing; it is to get a return on its investment in the intellectual property.

Our latest technology and services capabilities generate a growing base of intellectual property, contract and an increasing amount of annuity based revenue. Under our trade name, Illume Mobile, we offer customized mobile applications as well as productized apps.  The custom mobile apps provide specific solution to a company’s specific need and are completed with our in house development staff.  Productized apps provide businesses a quicker, faster solution to their needs and generally do not require further developer time to provide.  Both types of solution are pointed at providing a company a branded app that is usually available to its customers or a productivity app that is usually available to its employees to improve their productivity.  The Small Business and Entrepreneurship Council, in a research paper called “Saving Time and Money with Mobile Apps”, states that small businesses that use mobile apps to help manage their operations are saving more than 370 million of their own hours and over 725 million employee hours annually.

Traditionally, our customers rely on us to define, design, develop and support the best combinations of technologies in a market that is very technologically dynamic. We assist software and web-based application companies by modifying their software product offerings so that they can be used by a mobile end-user who typically has a Smartphone or a similar cellular device. Many of these customers rely on our technology and marketing expertise. We also serve enterprises that find it difficult to identify a mobile software product which addresses their specific need to streamline operational processes, and do not have the competency in house. The Company began capitalizing development costs in 2011 for three products. In 2011, the Company invested $69,003 in an iPad product called SaleSentral™, $40,374 in an iPhone product called GuardianSentral™, and $18,701 in an iPad product called SiteSurvey ™. Ongoing investment in these products is expected in 2012.

Growth Strategies

Illume Mobile will leverage the combination of a dynamically growing market, a legacy of mobile app expertise, and a team of professionals.  Providing a combination of branded and productivity apps offered as productized or custom will allow Illume Mobile to solve the app needs of many businesses.  In addition to our direct sales resources, we have distribution agreements with the Click Here division of The Richards Group, Donald Trump Jr. and vertical resellers.  Our proposition to customers is that Illume Mobile provides:

•	Our People – US-based development staff with experience in the latest technologies; iOS, Android, Ruby on Rails, HTML5, Hybrid Apps. On-shore staff augmentation capability when rapid scale is needed.
•	Our Platform – Proprietary, custom-designed platforms are built on a solid service oriented architecture allowing rapid creation and deployment of apps. Also custom and 3rd party service integration.
•
Our Process – Agile product development provides flexibility not available in other processes. Agile promotes teamwork, collaboration, and process adaptability throughout the life-cycle of the project.

•
Our Intellectual Property – Patent addresses mobile information distribution and collection systems across all wireless networks, smartphones, tablets, and rugged mobile devices, regardless of carrier and manufacturer.

•	Our Portfolio – Focus on business process solutions, from sales force and field service productivity to powerful marketing and promotion tools.

Our Portfolio of Mobile Applications

SaleSentral & ServiceSentral

SaleSentral™ and ServiceSentral™ are iPad and Android app platforms that allow organizations to improve sales processes and increase sales productivity as well as providing the same for remote field employees. It is comprised of two components: a mobile app and an online admin interface. The mobile app enables teams to be more productive by quickly and efficiently accessing information when and where they need it, as well as staying connected with the back office. With the web component, non-technical administrators can easily add, update, delete and modify the information and collateral so the remote employee has that latest information they need.

BrandSentral™ &  DineSentral

BrandSentral™ and DineSentral™ are marketing and promotion tools providing a custom, concept-branded mobile application for iPhone and Android phones and tablets, which customers can download and use for free. BrandSentral and DineSentral place a business’s product showroom at their customers’ fingertips. It enables the creation and sharing of promotions, special events, contact information, maps or other information intended to drive greater sales. BrandSentral and DineSentral can also be used to gather market intelligence by providing a way for a business’s customers to quickly and easily provide feedback and opinions.

OpSentral

OpSentral™ is an iPad and Android app platform that allows organizations to improve decision support processes and improve decision-making speed and effectiveness. Built specifically for management, OpSentral provides a dashboard providing the user with near real time performance, activity or other business metrics. This allows decision makers to stay abreast of latest events and measure trends, whether across an organization or within a subset of a specific business process.

GuardianSentral

GuardianSentral™ is a smartphone application that allows an authorized and registered user to initiate contact with campus police or corporate security when the user is in a dangerous or potentially dangerous situation. The user downloads the app for free and creates a personal profile that includes name, cell phone number and a pass-code, which is all maintained in the monitoring database at the campus police or corporate security office. When the user is in a potentially dangerous situation, they can activate the app and contact the appropriate security group. GuardianSentral is designed with three levels of protection (Check In, Follow Me, Danger/Emergency), depending on the level of concern of the user.

Custom Development

Illume Mobile provides customization of our products when a business has a specific need, a unique business problem or an idea they choose to pursue.

Competition

Our market contains few substantial barriers to entry. We believe we will face additional competition from existing competitors and new market entrants in the future.  We are subject to current and potential competition with respect to our custom development services by less expensive development resources overseas.  In addition, we are subject to current and potential competition with respect to our mobile app platforms from app development companies, advertising agencies and a company’s in house IT resources.

Customers and Suppliers

For the year ended December 31, 2011, MacroSolve had one professional services customer that constituted more than ten percent of the overall revenues, which was Navigation Solutions of Plano, Texas (17%). Revenues from this customer are expected to significantly decrease in 2012 as the customer’s product the Company assisted with is mature and not longer under maintenance. We do not rely on any single supplier.

Intellectual Property

The Company reviews each of its intellectual properties and makes a determination as to the best means to protect such property, by trademark, by copyright, by patent, by trade secret, or otherwise. The Corporation believes that it has taken appropriate steps to protect its intellectual properties, depending on its evaluation of the factors unique to each such property, but cannot guarantee that this is the case. The United States Patent and Trademark Office has issued U.S. Patent No. 7,822,816 to our company. The patent, a significant intellectual property asset, further advances our position as a leader in the mobile solutions market. We are immediately pursuing the monetization of this patent and its other IP assets and are currently in discussions with several companies in the mobile communications market.  The patent addresses mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer, and is currently utilized in our ReForm XT™ rapid mobile app development platform.

In September 2011, the Company filed a continuation of U.S. Patent No. 7,822,816 which is assigned number 12/910,706.

The Company currently has no registered trademarks but is evaluating filing for trademark protection on its branded products in 2012.

The Company has intellectual property that relates to extending applications to multiple handsets operating on multiple wireless networks which it handles as a trade secret and which it considers to be valuable.

Government Regulation

Our principal products and services do not require any government approval.  We do not anticipate that existing or probable governmental regulations, including environmental laws, will have any effect on our business.

Employees

The Company has forty-one (41) full-time employees that include executive management, account, administration, sales (including channel management), client services, technology development and implementation. We have no labor union contracts and believe relations with our employees are satisfactory.

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

Risks Relating to Our Business and Industry

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $2,534,444 and $1,923,543 for the years ended December 31, 2011 and 2010, respectively.   In addition, at December 31, 2011, we had an accumulated deficit of $12,674,194. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We received a modified report from our independent registered public accounting firm with an emphasis of matter paragraph for the year ended December 31, 2011 with respect to our ability to continue as a going concern.  The existence of such a report may adversely affect our stock price and our ability to raise capital.  There is no assurance that we will not receive a similar emphasis of matter paragraph for our year ended December 31, 2012.

In their report dated March 9, 2012, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have incurred operating losses the last two years and have a substantial accumulated deficit. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

If we are unable to obtain additional funding, our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We require additional funds to sustain our operations and institute our business plan.  We anticipate that we will require up to approximately $1.5 million for our anticipated operations for the next twelve months to effectively support the operations and to otherwise implement our overall business strategy.  Even if we do receive additional financing, it may not be sufficient to sustain or expand our development operations or continue our business operations.

We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans or cease our business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

We may not be able to continue to monetize our intellectual property.

In October 2010, the Company received Patent #7,822,816 (the “816 patent”) which addresses mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer, and is currently utilized in MacroSolve’s IllumeSentral™ rapid mobile app development platform formerly branded as ReFormXT. Efforts to monetize the 816 patent were initiated in March 2011 and the efforts continue to this date.  Although the Company did not enter into settlement discussions over most of the lawsuits filed until the second half of 2011, over $1 million in licensing revenues were generated in the year ended December 31, 2011, which represented 63% of the Company’s revenues. If the Company is not able to continue to enforce and monetize this patent, it will have an adverse effect on its revenue, income and future growth plans.

Insufficient protection for our intellectual property rights may have a material adverse effect on our results of operations or our ability to compete.

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

If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies and products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies to produce and market products or services in direct competition with us and erode our competitive advantage. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in these foreign countries. We may not be able to prevent misappropriation of our proprietary rights.

We have received, and are currently seeking, patent protection for mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following: patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage; our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the United States or in international markets; there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for technologies that prove successful as a matter of public policy regarding security concerns; countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent or narrow our patents. Third parties may also independently develop products similar to our products, duplicate our unpatented products or design around any patents on products we develop. Additionally, extensive time is required for development and testing of a potential product.

In addition, the United States Patent and Trademark Office (the "PTO") and patent offices in other jurisdictions have often required that patent applications concerning software inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

Our success depends on our patents, patent applications that may be licensed exclusively to us and other patents to which we may obtain assignment or licenses. We may not be aware, however, of all patents, published applications or published literature that may affect our business either by blocking our ability to commercialize our products, by preventing the patentability of future products or services to us or our licensors, or by covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our products and services.

In addition to patents, we rely on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions, and security measures to protect our confidential and proprietary information. These measures may not adequately protect our trade secrets or other proprietary information. If they do not adequately protect our rights, third parties could use our technology, and we could lose any competitive advantage we may have. In addition, others may independently develop similar proprietary information or techniques or otherwise gain access to our trade secrets, which could impair any competitive advantage we may have.

Patent protection and other intellectual property protection is crucial to the success of our business and prospects, and there is a substantial risk that such protections will prove inadequate.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.

The software and telecom industries have been characterized by extensive litigation in recent years regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. We may become subject to infringement claims or litigation arising out of patents and pending applications of our competitors, or additional interference proceedings declared by the PTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, PTO proceedings, and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to enforce our issued patent, to protect our trade secrets and know-how, or to determine the enforceability, scope, and validity of the proprietary rights of others. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes might be settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and could include our paying large fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all.

Competitors may infringe our patents, and we may file infringement claims to counter infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly.

Also, a third party may assert that our patents are invalid and/or unenforceable. There are no unresolved communications, allegations, complaints or threats of litigation related to the possibility that our patents are invalid or unenforceable. Any litigation or claims against us, whether or not merited, may result in substantial costs, place a significant strain on our financial resources, divert the attention of management and harm our reputation. An adverse decision in litigation could result in inadequate protection for our products and/or reduce the value of any license agreements we have with third parties.

Interference proceedings brought before the U.S. Patent and Trademark Office may be necessary to determine priority of invention with respect to our patents or patent applications. During an interference proceeding, it may be determined that we do not have priority of invention for one or more aspects in our patents or patent applications and could result in the invalidation in part or whole of a patent or could put a patent application at risk of not issuing. Even if successful, an interference proceeding may result in substantial costs and distraction to our management.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or interference proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If investors perceive these results to be negative, the price of our common stock could be adversely affected.

Most sales with mobile carriers and enterprises have a long sales cycle process, which increases the cost of completing sales and renders completion of sales less predictable.

The sales cycle process with some customers could be long, making it difficult to predict the quarter in which we may recognize revenue from a sale, if at all. The general length of the sales cycle increases our costs and may cause license revenue and other operating results to vary significantly from period to period. Our products or services often are part of significant strategic decisions by our customers regarding their information systems. Accordingly, the decision to license our products or use our services typically requires significant pre-purchase evaluation. We spend substantial time providing information to prospective customers regarding the use and benefits of our products and services. During this evaluation period, we may expend significant funds in sales and marketing efforts. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may be adversely affected.

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

We had management changes beginning in August 2011. We cannot assure you that our new management has the ability to function as a team.

In August 2011 our Chief Executive Officer and President was replaced and the former President and CEO accepted the position of Executive Vice President. In November 2011, the Company hired a Chief Operations Officer, a newly created position. There can be no assurance that our new management team will function together successfully to implement our business strategy. Our performance is dependent on the services of our management as well as well as on our ability to recruit, retain and motive other key employees.

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

The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control. Some of these factors are:

•
dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	our results of operations and the performance of our competitors;
•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;
•	changes in earnings estimates or recommendations by research analysts who follow, or may follow, us or other companies in our industry;
•	changes in general economic conditions;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	actions of our historical equity investors, including sales of common stock by our directors and executive officers;
•	actions by institutional investors trading in our stock;
•	disruption of our operations;
•	any major change in our management team;
•	significant sales of our common stock;
•	other developments affecting us, our industry or our competitors; and
•	U.S. and international economic, legal and regulatory factors unrelated to our performance.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and/or our results of operations and financial condition.

Shareholders should be aware that, according to Commission Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

There is a limited market for our common stock which may make it more difficult for you to dispose of your stock.

Our common stock has been quoted under the symbol “MCVE” on the Pink Sheets since February 23, 2011 and prior to that, on the OTC Bulletin Board since August 15, 2008. There is a limited trading market for our common stock. Furthermore, the trading in our common stock maybe highly volatile, as for example, for the year ended December 31, 2011, our stock traded less than 91,000 shares on average per day. During that same period, the smallest number of shares trade in one day was zero and the largest number of shares traded in one day was 1,942,400. Out of the 252 trading days in 2011, zero shares traded on 20 days. On the 232 days that trading occurred, 82 days traded 20,000 shares or less and only 47 days traded 100,000 shares or more. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules.  These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2012 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our principal office at 1717 South Boulder, Tulsa, Oklahoma 74119.  Our current office space consists of approximately 9,965 square feet. The lease expires in August 2013.  The base rent is as follows:

Lease Period	Amount Per Month
September 1, 2008 – February 29, 2011	$11,833.44
March 1, 2011 – August 2013	$12,248.65

We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

We are currently a party to eighteen legal proceedings we initiated in the United States District Court Eastern District of Texas against thirty-one alleged infringers of our United States Patent #7,822,816. In each action, we claimed that each of defendants, directly or through intermediaries, made, has made, used, imported, provided, supplied, distributed, sold, and/or offered for sale products and/or systems that infringed one or more claims of United States Patent #7,822,816. We asked the Court for relief, including permanent injunctions, damages and costs we incurred because of the infringing activities, including interest and attorney fees. Any resulting litigation, however, will be subject to inherent uncertainties and the favorable outcome of any litigation is inestimable.

A summary of the legal proceedings initiated in 2011 and 2012 by the Company and their status is as follows:

Filing Date	Defendant	Case Number	Status	Date of Disposition (if any)
March 15, 2011	Blue Shoe Mobile Solutions, LLC	6:11-CV-101	(b)	August 5, 2011
March 15, 2011	Brazos Technology Corporation	6:11-CV-101	(b)	November 10, 2011
March 15, 2011	On The Spot Systems, Inc.	6:11-CV-101	(b)	July 19, 2011
March 15, 2011	Formstack, LLC	6:11-CV-101	(b)	December 15, 2011
April 26, 2011	Canvas Solutions, Inc.	6:11-CV-194	(b)	October 3, 2011
April 26, 2011	GeoAge, Inc.	6:11-CV-194	(a)	June 30, 2011
April 26, 2011	Kony Solutions, Inc.	6:11-CV-194	(b)	September 14, 2011
April 26, 2011	Widget Press, Inc.	6:11-CV-194	(a)	July 6, 2011
April 26, 2011	Pogo Corporation	6:11-CV-194	(a)	June 30, 2011
April 26, 2011	SWD Interactive, LLC	6:11-CV-194	(a)	August 11, 2011
June 8, 2011	Agilis Systems, LLC	6:11-CV-287	Open	N/A
June 8, 2011	Antenna Software, Inc.	6:11-CV-287	Open	N/A
June 8, 2011	Cengea Solutions, Inc.	6:11-CV-287	(b)	August 31, 2011
June 8, 2011	Data Systems International, Inc.	6:11-CV-287	(b)	November 22, 2011
June 8, 2011	Environmental Systems Research Institute, Inc.	6:11-CV-287	Open	N/A
June 8, 2011	Invensys Systems, Inc. (d/b/a Invensys Operations Management)	6:11-CV-287	Open	N/A
June 8, 2011	TrueContext Mobile Solutions Corporation	6:11-CV-287	Open	N/A
June 8, 2011	Spring Wireless USA, Inc.	6:11-CV-287	Open	N/A

June 8, 2011	Zerion Software, Inc.	6:11-CV-287	(b)	December 30, 2011
June 8, 2011	BizSpeed, Inc.	6:11-CV-287	Open	N/A
June 8, 2011	Syclo, LLC	6:11-CV-287	(b)	October 31, 2011
June 8, 2011	Xora, Inc.	6:11-CV-287	Open	N/A
June 8, 2011	Spira Data Corp.	6:11-CV-287	Open	N/A
June 8, 2011	Survey Analytics LLC	6:11-CV-287	(b)	December 30, 2011
June 8, 2011	The DataMax Software Group Inc.	6:11-CV-287	Open	N/A
June 8, 2011	Ventyx Inc.	6:11-CV-287	Open	N/A
June 8, 2011	Air2Web Inc.	6:11-CV-287	Open	N/A
June 8, 2011	General Data Company, Inc.	6:11-CV-287	Open	N/A
June 8, 2011	RealTime Results, LLC	6:11-CV-287	Open	N/A
June 8, 2011	Millennium Information Technology, Inc. (d/b/a MIT Systems, Inc.)	6:11-CV-287	Open	N/A
September 15, 2011	AT&T Inc.	6:11-CV-490	Open	N/A
September 15, 2011	AT&T Mobility LLC	6:11-CV-490	(b)	January 30, 2012
September 15, 2011	SalesForce.com, Inc.	6:11-CV-490	(b)	December 28, 2011
September 15, 2011	Dell Inc dba Dell Services	6:11-CV-490	Open	N/A
September 15, 2011	Groupon, Inc.	6:11-CV-490	Open	N/A
September 15, 2011	Living Social, Inc.	6:11-CV-490	(b)	December 29, 2011
September 15, 2011	Citigroup Inc.	6:11-CV-490	Open	N/A
October 3, 2011	Whoop, Inc.	6:11-CV-523	Open	N/A
December 21, 2011	American Airlines, Inc.	6:11-CV-685	Open	N/A
December 21, 2011	Avis Rent A Car System, LLC	6:11-CV-686	Open	N/A
December 21, 2011	Continental Airlines, Inc.	6:11-CV-687	Open	N/A
December 21, 2011	The Hertz Corporation	6:11-CV-688	Open	N/A
December 21, 2011	Hipmunk, Inc.	6:11-CV-689	Open	N/A
December 21, 2011	Hotels.com, L.P.	6:11-CV-690	Open	N/A
December 21, 2011	Priceline.com Incorporated	6:11-CV-691	Open	N/A
December 21, 2011	Southwest Airlines Co.	6:11-CV-692	Open	N/A
December 21, 2011	Travelocity.com LP	6:11-CV-693	Open	N/A
December 21, 2011	United Air Lines, Inc.	6:11-CV-694	Open	N/A
January 30, 2012	Facebook, Inc.	6:12-CV-44	Open	N/A
January 30, 2012	Hyatt Corporation	6:12-CV-45	Open	N/A
January 30, 2012	newegg	6:12-CV-46	Open	N/A
January 30, 2012	Wal-Mart Stores, Inc.	6:12-CV-47	Open	N/A
January 30, 2012	YELP! INC.	6:12-CV-48	Open	N/A
February 17, 2012	GEICO Insurance Agency, Inc.	6:12-CV-74	Open	N/A
February 17, 2012	GEICO Casualty Company and Government Employees Insurance Company	6:12-CV-74	Open	N/A
February 17, 2012	Marriott International, Inc.	6:12-CV-76	Open	N/A
February 27, 2012	AOL INC.	6:12-CV-91	Open	N/A
February 27, 2012	Inter-continental Hotels Corporation	6:12-CV-91	Open	N/A
February 27, 2012	Six Continents Hotels, Inc.	6:12-CV-92	Open	N/A
__________

(a)	Lawsuit dismissed without prejudice.
(b)	Lawsuit dismissed with prejudice pursuant to a settlement agreement.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is quoted on the Pink Sheets under the ticker symbol MCVE.  Prior to February 23, 2011, our common stock was quoted on the OTC Bulletin Board under the ticker symbol MCVE.

The following sets forth the range of the closing bid prices for our common stock for the quarters in the period starting January 1, 2010 through December 31, 2011. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, markdowns or commissions. Such prices were determined from information provided by a majority of the market makers for the Company’s common stock.

	2011		2010
	Sales Price		Sales Price
	High	Low	High	Low
Quarter Ended
March 31	$0.26	$0.18	$0.05	$0.02
June 30	0.24	0.09	0.05	0.02
September 30	0.18	0.10	0.05	0.02
December 31	0.17	0.03	0.36	0.02

Holders

As of March 2, 2011, there were approximately 798 stockholders of record of the Company’s Common Stock.

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

Equity Compensation Plan Information

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,829,507	$0.52	5,631,569
Equity compensation plans not approved by security holders	-	-	5,255,782
Total	11,829,507	$0.52	10,887,351

Item 6.  Selected Financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

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

Business Overview

For this information please see Part 1, Item 1 “Business.”

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 (all references are to fiscal years).

Total Net Sales: Total Net Sales increased $1,048,000 or 164% to $1,686,000 in 2011 from $638,000 for 2010. Sources of revenue were derived from our IP licensing, software products, services and hardware sales.  Licensing revenues represented the majority of the net sales with an increase of $1,179,000, or 1871%, for the period to $1,242,000 from $63,000 for the same period in 2010, which increase is primarily attributable to the monetization of the Company’s intellectual property. Services revenue showed a decrease of $53,000, or 11% in 2011 to $443,000 from $496,000 for the same period in 2010.  This was primarily due to a reduction in work under contract from a single legacy professional services customer; that customer’s maintenance and support agreement decreased from $25,000 per month to $10,000 per month in January 2011 or a reduction of $180,000 total maintenance revenue in 2011 compared to 2010. The decrease was offset in 2011 by revenues generated by custom mobile app development and mobile platforms. The Company discontinued hardware sales due to low profit margins after the first half of 2010 when it recognized $78,000 revenues. Hardware sales totaling $78,000 in 2010 were primarily attributable to digiTicket, a division which was sold to private investors in February 2010.

Cost of Sales and Gross Profit:  Cost of sales for 2011 increased $510,000, or 160%, from $319,000 in 2010 to $829,000 in 2011. Legal fees associated with licenses sold pursuant intellectual property monetization were $424,000, or 51%, of the 2011 cost of sales. The resulting gross profit for 2011 of $857,000 was up $538,000, or 169%, over the gross profit for 2010 of $319,000.  Gross profit margins were 51% and 50% for 2011 and 2010, respectively.

Operating, Selling, General and Administrative Expenses: Operating expenses include direct division operating expenses, marketing and sales expenses, general and administrative expenses and depreciation and amortization expenses  Operating expenses increased by $1,127,000, or 56%, in 2011 to $3,123,000 from $1,996,000 in 2010. Depreciation and amortization expense decreased in 2011 by $6,000 from $249,000 in 2010 to $243,000.  Public relations and investor relations services increased in 2011 by $548,000, or 460%, to $667,000 from $119,000 in 2010 and were paid in 2011 using restricted stock valued at $509,000 and $158,000 in cash compared to the use of $23,000 in restricted stock and $96,000 in cash in 2010.   The Company incurred $185,000 in corporation promotion costs in 2011, primarily due to $166,000 in accrued expenses related to a corporate branding and marketing initiative which began in June 2011. Occupancy expenses were $76,000 lower in 2010 due to shared occupancy expenses with digiTicket, a division which was sold to private investors in February 2010 but continued sharing office facilities until August 2010. The Company grew from 17 employees at the end of 2010 to 35 employees at the end of 2011 resulting in $199,000 in additional salaries and benefits.

Loss from Operations: Loss from operations for 2011 of $2,266,000 was up $589,000 or 35% from the loss from operations in 2010 of $1,677,000 primarily due to increased public relations and investor relations services of $548,000, of which $509,000 was paid in stock in lieu of cash.

Other Income and Expense: Total other expenses of $268,000 in 2011 were $21,000 or 9% more than the total of $247,000 in 2010.  This increase is due to increase in interest expense offset by a decrease in stock based compensation. Stock-based compensation expense, within other expenses, was $98,000 for the year ended December 31, 2011 as compared to $108,000 for the year ended December 31, 2010, a decrease of $10,000. Interest expense increased $32,000, or 23% in 2011 to $171,000 from $139,000 in 2010. In 2011, interest expense consisted of $24,000 paid in cash, primarily to a financial institution, and $147,000 in accrued interest on the 2010 and 2011 Debenture financing. The accrued interest may be settled in common stock or from patent recoveries.

Net Loss: Net loss of $2,534,000 in 2011 was $610,000 or 32% greater than the net loss in 2010 of $1,924,000 as a result of the increases in non-cash expenses, including public relations and investors relations expenditures paid in stock, accrued corporate promotions costs and accrued interest on 2010 and 2011 Debentures.

There was no provision for income taxes for the fiscal years ended 2011 and 2010 due to a valuation allowance of $2.0 million recorded for the years ended December 31, 2011 and 2010, respectively, on the total tax provision as we believed that it is more likely than not that the asset will not be utilized during the next year.

Liquidity and Capital Resources

As of December 31, 2011, the Company had total current assets of $801,721 and total current liabilities of $932,125 for a working capital deficit of $130,404. As of December 31, 2011, the Company had cash and cash equivalents of $273,132 and an accumulated deficit of $12,674,194 since operations commenced in 1997.  It is the Company’s intention to raise additional working capital from licensing revenues and the sale of equity or debt securities.

As a result of the above and a net loss of $2,534,444 in 2011, the Company's independent registered public accounting firm's audit report for the year ended December 31, 2011, included herein, contains a qualified opinion and an explanatory paragraph regarding the Company's ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to create and market innovative products and services and sustain adequate working capital to finance its operations.

We finance our operations primarily through operating revenues, proceeds from bank loans, shareholder loans and sales of equity and debt securities to accredited investors.

2010 Debenture Financing

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

The 2010 Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the Debentures, together with accrued but unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period before the notice of conversion. On July 1, 2011, two investors converted an aggregate of $50,000 in 2010 Debentures into 757,576 shares of restricted common stock. On October 20, 2011, one investor converted $100,000 in 2010 Debentures for 1,546,627 shares of restricted common stock. As of March 8, 2012, there is $50,000 principal amount of 2010 Debentures outstanding that are convertible into approximately 1,000,000 shares of common stock

The 2010 Debenture investors also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2015.  As of March 8, 2012, there were Class B Warrants outstanding to purchase an aggregate of 343,591 shares of common stock at exercise prices ranging between $0.2618 and $0.3276.

2011 Debenture Financing

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

The 2011 Debentures, which mature on December 31, 2016, earn interest at an annual rate of 12%, which will be paid quarterly exclusively from the Debenture Account. Principal on the 2011 Debentures will be paid quarterly as the Debenture Account permits. A Debenture Account has been established with a financial institution for the deposit of 25% of the net funds the Company receives from licensing its intellectual property. As of March 8, 2012, the Debenture Account has a balance of $63,000.

The 2011 Class A Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class A Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class A Debenture investment. Any 2011 Class A Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of March 8, 2012, there is $1,675,000 principal amount of 2011 Class A Debentures outstanding that are convertible into approximately 18,475,827 shares of common stock.

The 2011 Class A Debenture investors also received common stock purchase warrants, designated by the Company as Class A Warrants, which expire on December 31, 2016.  As of March 8, 2012, there were Class A Warrants outstanding to purchase an aggregate of 18,475,827 shares of common stock at exercise prices ranging between $0.063 and $0.109.

The 2011 Class B Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class B Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class B Debenture investment, however the conversion price shall not be less than ten cents per share at any time and the conversion price shall not be more than ten cents per share for investments made prior to October 1, 2011. Any 2011 Class B Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of March 8, 2012, there is $896,161 principal amount of 2011 Class B Debentures outstanding that are convertible into approximately 17,923,227 shares of common stock.

The investors in 2011 Class B Debentures also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2016.  As of March 8, 2012, there were Class B Warrants outstanding to purchase an aggregate of 8,961,614 shares of common stock at exercise prices of $0.10.

2012 Debenture Financing

On February 17, 2012, the Company issued (i) convertible debentures in the aggregate principal amount of $500,000 (the “2012 Debentures”) and (ii) Series C warrants (the “2012 Warrants”) to purchase shares of Common Stock to certain investors (the “2012 Investors”) for aggregate cash proceeds of $180,000 and the exchange of $320,000 in previously issued promissory notes.  There were four Investors, who are all directors of the Company.

The 2012 Debentures accrue interest at an annual rate of 8%, which will be paid quarterly exclusively from the Debenture Account. Principal on the 2012 Debentures will be paid quarterly, on a pro rata basis with all 2012 Debentures, as the Debenture Account permits, but only after all accrued interest has been paid. The Debenture Account is a bank account established with a financial institution for the deposit of 25% of any funds the Company receives from any judgment or settlement in any patent infringement cases involving United States Patent Number 7,822,816.

The 2012 Debentures mature on December 31, 2019, to the extent not previously repaid.  Any 2012 Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of such number of shares of Common Stock equal to the outstanding principal and/or accrued interest divided by the volume weighted average price per share of the Company’s Common Stock for the three trading days prior to the maturity date (the “2012 Conversion Price”).

The 2012 Investors have the right, at any time after December 31, 2017, to require the 2012 Debentures to be repaid in full by cash from the Debenture Account, and to the extent such cash is not available, by shares of Common Stock at the 2012 Conversion Price.  The Company has the right, at any time after December 31, 2018, to require the 2012 Debentures to be repaid in full by cash, shares of Common Stock at the 2012 Conversion Price, or a combination of cash and shares of Common Stock.

The 2012 Warrants are exercisable at an exercise price of $0.10 per share until the earlier of December 31, 2019 or when the Investor no longer holds any 2012 Debentures. The 2012 Warrants are also exercisable on a cashless basis at any time.  The number of shares of Common Stock issuable upon exercise of the 2012 Warrants is equal to 50% of the then outstanding principal amount of the 2012 Debenture held by such 2012 Investor divided by the 2012 Conversion Price.

Other

During the third quarter of 2011, the Company borrowed an additional $100,000 on its $200,000 line of credit agreement with a financial institution which was guaranteed by two directors. The line of credit agreement, which bears interest at the greater of 6% or prime rate plus 1.0% (4.25% at December 31, 2011), was to mature on September 30, 2011. The line of credit agreement was renewed through September 30, 2012 with a $100,000 credit limit. The renewed line bears interest at the greater of 5.75% or prime rate plus 1.0% (4.25% at December 31, 2011). One of the guarantors invested $100,000 in the 2011 Debentures and did not renew his guarantee of the renewal line so that investment was used to retire outstanding principal on the line.

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

The Company lacks growth capital and anticipates that approximately $1.5 million in additional investment capital will be required during the next 12 months to sustain its current operations and business plan. The funds are expected to be raised from operating revenues, intellectual property license fees, exercise of warrants held by current investors, and the sale of equity and/or debt securities.   There is no assurance that capital in any form will be available to us and, if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we will not be able to implement our growth strategy.

To lower our required cash expenditures for the calendar year 2011, the Company issued 17,467,516 shares of common stock in the to  vendors and 3,924,685 shares of common stock to directors and employees for compensation for services.

Sources and Uses of Cash

	Years Ended Dec 31,
	2011	2010

Cash flows (used in) operating activities	$(1,364,509)	$(1,474,540)
Cash flows (used in) provided by investing activities	(613,101)	10,758
Cash flows provided by financing activities	2,063,717	1,599,687
Net increase in cash and cash equivalents	$86,107	$135,905

Operating Activities:

Net cash outflow from operating activities during the year ended December 31, 2011 was $1,365,000 which was a decrease in use of cash of $111,000 from $1,475,000 net cash outflow from operating activities during the year ended December 31, 2010. Less cash was used in operating activities as a result of issuing common stock, in lieu of cash, for advisory services.

Investing Activities:

Net cash used in investing activities during the year ended December 31, 2011 was $613,000, which was an increase of $624,000 from $11,000 net cash provided by investing activities during the year ended December 31, 2010. The increase is primarily due to $211,000 increase in investment in capitalized software development costs and the $417,000 net proceeds received in 2010 from the sale of digiTicket.

The Company invested $578,244 in ReFormXT capitalized development costs from 2005 through 2008 and commenced amortizing the product over a 36 month period in December 2008 which concluded in December 2011 with $578,244 and $393,527 accumulated amortization as of December 31, 2011 and 2010 respectively. The Company netted the fully amortized costs in December 2011. The Company invested $84,944 in ReFormXT iPhone capitalized development costs between December 2008 and October 2009. The iPhone capitalized costs are being amortized over a 36 month period commencing November 2010 with $33,034 in accumulated amortization as of December 31, 2011. The Company invested $232,302 and $217,228 in 2011 and 2010 for Insight Powered by ReFormXT product capitalized development and expects to continue investing in these products in 2012.  The ReFormXT for Blackberry and Android costs are being capitalized separately with ongoing investment expected in 2012. The Company invested $32,283 and $91,183 in 2011 and 2010 for capitalized development costs for the Blackberry platform and invested $165,144 in 2011 for capitalized development costs for the Android platform. ReFormXT and Powered by ReFormXT products, rebranded as IllumeSentral in Q4 2011, have contributed less than 6% of annual revenue in 2011.

The Company began investing in an e-Marketplace Growth Strategy, code named MoBiz, in November 2008 and continued developing the strategy through 2010, capitalizing a total of $337,059. MoBiz is centered on the aggregation of all mobile software, hardware, accessories and services in cooperation with our partners, and marketing those using new web-based methods. Due to the general downturn in the national economy, the partner companies involved in developing MoBiz became unable to help finance its completion. Consequently, the Company chose to temporarily cease continued development 2010 while it focused on launching the Illume Mobile Division. The technology underlying MoBiz has been usable in other projects during 2011 and the Company is evaluating ways to monetize the strategy in 2012.

Financing Activities:

Net cash provided by financing activities was $2,064,000 in 2011 compared with $1,600,000 for the same period in 2010, an increase of $464,000.  Cash provided by financing activities in 2011 was primarily from $1,525,000 net proceeds from sales of convertible debentures and $340,000 net proceeds from short term shareholder loans.

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

As of December 31, 2011, our common stock is the only class of stock outstanding and we have $2,687,500 in long-term debt that consists of convertible secured debentures and a note from the State of Oklahoma Technology Business Finance Program.

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

Recently Issued Accounting Pronouncements

In December 2012, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. The Boards initially proposed a joint model describing when it is appropriate to offset financial assets and liabilities on the balance sheet that would have been close to the more restrictive IFRS approach, but instead decided to focus on developing common disclosure requirements. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under US GAAP and IFRS related to the offsetting of financial instruments. The existing US GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The Company does not offset financial instruments and therefore does not expect the adoption of ASU 2011-11 to have a material effect on our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income”. In December 2012, the FASB issued Accounting Standards Update No. 2011-12 deferring the effective date of ASU 2011-05. ASU 2022-05 amends the guidance in ASC 220 “Comprehensive Income” by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The Company does not have other comprehensive income and therefore does not expect the adoption of ASU 2011-05 to have a material effect on our financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8.  Financial Statements and Supplementary Data.

Our financial statements, together with the independent registered public accounting firm's report of Hood, Sutton, Robinson & Freeman CPAs, P.C., begin on page F-1, immediately after the signature page.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report by Hood Sutton Robinson & Freeman CPAs, P.C., our independent registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of March 2, 2012. The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.  All members of the Board of Directors listed below were elected at the Board of Directors Meeting on May 13, 2011, except Steve Signoff, who was appointed to the Board in August 2011.

Name	Age	Position
Howard Janzen	58	Director and Chairman of the Board of Directors
James C. McGill	68	Vice Chairman of the Board of Directors
Steve Signoff	56	Chief Executive Officer, President, and Director
David L. Humphrey	56	Director
John Clerico	70	Director and Chairman of the Compensation Committee
Dr. Dale A. Schoenefeld	66	Director
David R. Lawson	60	Director and Chairman of the Audit Committee
Randy Ritter	52	Chief Operating Officer
Clint Parr	47	Executive Vice President
Kendall Carpenter	55	Vice President Finance and Administration, Chief Financial Officer, Secretary and Treasurer

Executive Biographies:

Howard Janzen, Director and Chairman

Since October 2002, Mr. Janzen has served as President and Chief Executive Officer of Janzen Ventures, Inc., a private investment business venture. Since December 2008, Mr. Janzen has served as the Chairman of the Board of Sonus Networks, Inc., a market leader in next-generation  IP-based network solutions,  after initially joining the board in January 2006 as a director and is a member of the audit and corporate governance committees. Mr. Janzen is also a member of the Board of Directors, the Compensation Committee and the Corporate Governance Committee of Global Telecom & Technology, Inc.; and a member of the Board of Directors and Compensation Committee of Macrosolve, Inc. Mr. Janzen also serves as a member of the Board of Directors of two privately-held companies.

Mr. Janzen was the Chief Executive Officer of One Communications Corp., a supplier of integrated advanced telecommunications solutions to businesses, from March 2007 until its sale on April 1, 2011, and served on the Board of Directors of One Communications from June 2007 until the April 1, 2011 sale. He served as President of Sprint Business Solutions, the business unit serving Sprint Corporation’s business customer base with almost 10,000 employees and $12 billion in annual revenue from January 2004 to September 2005. From May 2003 to January 2004, he was President of Sprint Corporation’s Global Markets Group, responsible for Sprint Corporation’s long distance service for both consumer and business customers.  From 1994 until October 2002, Mr. Janzen served as President and Chief Executive Officer, and Chairman from 2001, of Williams Communications Group, Inc., a high technology company, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in April 2002 and emerged from bankruptcy in October 2002 as WilTel Communications Group, Inc.

Janzen earned Bachelor of Science and Master of Science degrees in metallurgical engineering from The Colorado School of Mines and is a licensed Professional Engineer. He completed the Harvard Business School Program for Management Development. Janzen was named a Colorado School of Mines Distinguished Achievement Medalist and was inducted into the University of Tulsa, College of Engineering and Natural Sciences, Hall of Fame. Additionally, Mr. Janzen serves as a member on the Boards of Directors of the following non-profit organizations—Hillcrest Healthcare System, Morningside Foundation and Heart of America Boy Scout Council. He also serves on the Governor’s Science and Technology Council for the State of Oklahoma and is a Commissioner and Chairman of the Global Information Infrastructure Commission (GIIC).

James C. McGill, Vice Chairman of the Board of Directors

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

Steve Signoff, President, Chief Executive Officer and Director

Steve Signoff joined the Board of Directors in August, 2011, bringing an extensive range of national and international experience in entrepreneurial, Fortune 1000 and Fortune 250 companies. He is a Cum Laude graduate of Avila University, earning a B.A. with a major in Finance and minor in Economics and advanced education at Harvard Law, Columbia University and the University of Michigan. He most recently was the CEO of Mobile USA followed by the role Chief Sales and Marketing Officer at One Communications. Signoff was Chairman and CEO of IDPSi, a caller identity service based in New York, which was successfully sold in 2009. A majority of his career was at Sprint where he served in executive roles leading marketing, strategy, business development, and international operations. He began his career at Owens/Corning Fiberglass. Board of Director assignments have included Intelig, a Brazilian telecom company and Barak, an Israel based telecom company and numerous non-profit organizations.

David L. Humphrey, Director

David Humphrey currently serves as the Chief Executive Officer of Impact Earth LLC. Impact Earth is an early stage company focused on the development of new drilling technology to be applied to the ground source heat pump market. Prior to joining Impact Earth, Mr. Humphrey was the CEO of TokenEx. TokenEx is an early stage company focused on tokenization as a service for the Payment Card Industry (PCI). Prior to joining TokenEx, Mr. Humphrey was Chief Operating Officer of Oklahoma Equity Partners, a venture capital fund from 2004 to 2010.  Oklahoma Equity Partners focused exclusively on Oklahoma venture opportunities and Mr. Humphrey was responsible for all investment operations.  Prior to joining Oklahoma Equity Partners, Mr. Humphrey served from 1997 to 2004 as a principal of Davis, Tuttle Venture Partners, one of Oklahoma’s largest and oldest venture capital firms.  From 1995 to 1997, Mr. Humphrey was a senior business development coordinator at Texaco Natural Gas Liquids.  During his two-year stay with Texaco, he led ten major acquisition and expansion projects.  Prior to joining Texaco in 1996, Mr. Humphrey spent thirteen years with Koch Industries, Inc. serving in a variety of management and business development initiatives.

Mr. Humphrey earned his Bachelor of Science in Chemical Engineering from the University of Wisconsin and his Master of Business Administration from Texas A&M University.  Mr. Humphrey joined the board of directors of MacroSolve, Inc. in 2004.

John Clerico, Director and Chairman of the Compensation Committee

John Clerico is the former Chairman of the Board of Global Industries, Ltd., a leading offshore solutions provider of offshore construction, engineering, project management and support services, a position he has held from October 2008 until the company was sold in December 2011. He also served on their Board of Directors since January 2006 through December 2011. Mr. Clerico was also Chief Executive Office of Global Industries from October 2008 until March 2010. John Clerico is chairman and a registered financial adviser at ChartMark Investments, Inc., an independent investment advisory firm that manages equity funds for individuals and small pension funds. Mr. Clerico co-founded ChartMark in 2001, where his current focus is on day-to-day portfolio management and strategic direction of the firm. Prior to founding ChartMark, Mr. Clerico served in numerous senior management capacities including Executive Vice President, Chief Financial Officer and Director of Praxair, Inc., a Fortune 200 company. In addition to his financial responsibilities, Mr. Clerico managed Praxair’s business operations in Europe and South America. Prior experience includes CFO of Union Carbide Corporation, Conoco, Inc. and Phillips Petroleum Co. Mr. Clerico was named as one of four "Leading Corporate Treasurers" by Corporate Finance Magazine in 1995 and "CFO of the Year" by CFO Magazine in 1997 and Business Week in 1998. He serves on the Board of Directors of Community Health Systems and Educational Development Corp. Mr. Clerico is a 1964 graduate of Oklahoma State University. Mr. Clerico joined the Board of Directors of MacroSolve, Inc., in 2006.

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

David R. Lawson, Director and Chairman of the Audit Committee

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

Randy Ritter, Chief Operating Officer

Randy Ritter joined the Company in November, 2011. Between November 2007 and October 2011, Mr. Ritter was employed by One Communications, a Boston-based leading competitive local exchange carrier that was acquired by EarthLink, Inc. in 2010, serving as Senior Vice President – Sales & Marketing. Between May 2006 and November 2007, Mr. Ritter served as an independent consultant. Between 1991 and May 2006, Mr. Ritter was employed by Sprint Nextel Corporation, including serving as Vice President – Product Marketing and Offer Development (2005 to May 2006), Vice President – Product Management and Development – Sprint and Assistant Vice President – International Marketing – Sprint. Previously, Mr. Ritter was an Audit Manager for General Dynamics in St. Louis, Missouri and Ernst & Whinney in Mobile, Alabama. Mr. Ritter holds a BS degree in Accounting from the University of South Alabama and is a certified public accountant (currently inactive).

Clint Parr, Executive Vice President

Clint Parr joined MacroSolve in 2002 as Vice President of Sales and Marketing.  The Board of Directors promoted him to President in 2003 and to Chief Executive Officer in 2007.  Mr. Parr resigned as Chief Executive Officer in August 2011, as a director in October 2011 and as President in November 2011, at which time Mr. Parr was appointed Executive Vice President.  Mr. Parr is primarily responsible for strategic sales initiatives. He graduated from Baylor University in 1986 with a bachelor's degree in Entrepreneurship, and obtained an executive MBA in 2000 from The University of Tulsa. He brings a wealth of marketing experience from numerous companies, including the Williams Companies. Parr is a graduate of Leadership Oklahoma and Chairman of the Tulsa County Election Board.

Kendall W. Carpenter, CPA, CGMA, CMA, Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer

Kendall Carpenter joined the corporation in 2006 as Controller. She was promoted to Vice President and Chief Financial Officer in 2008. Ms. Carpenter’s previous experience includes Division Controller with Allied Waste Industries (AW) and over 10 years experience as top financial officer of an enterprise software company with an international customer base. Ms. Carpenter graduated with a Bachelor of Science degree in Accounting from Oklahoma State University and has earned the professional designations of Certified Public Accountant, Certified Global Management Accountant and Certified Management Accountant.

Director Qualifications

When considering whether directors and nominees have the experience, qualifications, attributes and skills, the Company and the Board focused primarily on the information discussed in each of the directors’ individual biographies set forth above. In particular, with regard to Mr. Janzen, who serves on the Compensation Committee, the Board considered his significant experience in telecommunications and mobile technology through is prior association with Sprint Business Solutions and Williams Communications Group and his former position CEO of One Communications. With regard to Mr. McGill, the Board considered his strong background in the mobile technology sector and significant expertise and background as a director of both private and publicly traded companies and his significant experience around patented technology. With regard to Mr. Signoff, the Board considered his deep understanding of the telecommunications and mobile technology sector and his leadership experience and general business acumen. With regard to Mr. Humphrey, who serves on the Audit Committee, the Board considered his extensive experience in venture capital transactions and mergers and acquisitions while at Oklahoma Equity Partners. With regard to Mr. Clerico, who chairs the Compensation Committee, the Board considered his executive management experience with several large public companies, the recognitions of his accomplishments as a chief financial officer and corporate treasurer, and his investment advisory experience. With regard to Dr. Schoenefeld, who serves on the Compensation Committee, the Board considered his broad perspective of computing technologies and telecommunications through his position as Chief Information Officer at the University of Tulsa. With regard to Mr. Lawson, Chairman of the Audit Committee, the Board considered his financial and executive expertise with Capital One and his many years of experience in banking as well as his years of experience as an audit partner with Arthur Andersen.

Family Relationships

None.

Board Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Steve Signoff, has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Howard Janzen, James McGill, David Humphrey, John Clerico, Dale Schoenefeld and David Lawson are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

Board Committees

We currently have two board committees, the audit and compensation committees.  The board as a whole carries out the functions of the nominating committee, and such “independent director” determination has been made pursuant to the committee independence standards.

Audit Committee

The Board of Directors has adopted a written charter for the Audit Committee. Our Audit Committee is responsible for (1) the integrity of the financial reporting process, systems of internal controls and financial statements and reports of the Company; (2) the compliance by the Company with legal and regulatory requirements; (3) the appointment, compensation and oversight of the Company's independent auditor employed by the Company for the purpose of preparing or issuing an audit report or related work.  The Audit Committee is comprised of Chairman David R. Lawson, David L. Humphrey, and James C. McGill.

Audit Committee Report

The Audit Committee has reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2011.  Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the financial statements referred to above be included in this Form 10-K.

Compensation Committee

Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. Our Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers. The Compensation Committee is comprised of Chairman John Clerico, Howard Janzen and Dr. Dale A. Schoenefeld.

Involvement in Certain Legal Proceedings

Except as disclosed above, our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.
any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Owner Reporting Compliance

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to all its directors, officers (including its chief executive officer, chief financial officer and any person performing similar functions) and employees. The Company has made its Code of Ethics available on its website at www.illumemobile.com/investors/.

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company’s Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2011 and 2010.

Name and Principal Position	Year	Salary	Bonus	Option and Warrant Awards (5)	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All other Compen- sation (6)	Total
Steve Signoff,	2011	$75,386	$0	$0	$0	$0	$932	$76,318
Chief Executive Officer,
President and Director (1)

Kendall Carpenter, VP Finance and	2011	$114,750	$0	$0	$0	$0	$2,648	$117,398
Administration, Chief Financial Officer,	2010	$114,750	$0	$0	$0	$0	$3,180	$117,930
Secretary and Treasurer (2)

Clint Parr, Executive Vice President	2011	$148,750	$0	$0	$0	$0	$3,459	$152,209
Former Chief Executive Officer,	2010	$148,750	$0	$0	$0	$0	$4,857	$153,607
President and Director (3)

Chris Kingham, Vice President (4)	2011	$114,750	$$0	$0	$0	$0	$2,169	$116,919
	2010	$114,750	$0	$0	$0	$0	$1,069	$115,819

(1)
For services in 2011, Mr. Signoff received 183,824 shares of restricted stock valued at $.002 per share upon vesting of restricted stock awards. As an incentive bonus at employment in 2011, Mr. Signoff received 100,000 shares of restricted stock valued at $.002 per share upon vesting of restricted stock awards. Mr. Signoff received an option under the 2011 Key Employee Stock Incentive Plan to acquire 1,500,000 shares of common stock at the price of $.50 per share which vest ratably in five increments based on the Company stock trading from $1.00 to $5.00 per share over five trading days. Between August 1 and December 31, 2011, the Company deferred $35,220 in Mr. Signoff’s salary compensation.

(2)
For services in 2010, Ms. Carpenter received 2,608,626 shares of restricted and S8 registered stock valued at $.001 per share upon vesting of restricted stock awards. Ms. Carpenter received 345,330 shares of S8 registered stock in 2010 valued between $.001 and $.054 per share upon vesting of 2008 and 2009 stock bonus plans. For services in 2011, Ms. Carpenter received 493,267 shares of restricted stock valued between $.001 and $.002 per share upon vesting of restricted stock awards. Ms. Carpenter received 46,833 shares of S8 registered stock in 2011 valued between $.001 and $.20 per share upon vesting of 2008, 2009 and 2010 stock bonus plans. Ms. Carpenter received an option under the 2011 Key Employee Stock Incentive Plan to acquire 200,000 shares of common stock at the price of $.50 per share which vest ratably in five increments based on the Company stock trading from $1.00 to $5.00 per share over five trading days.

(3)
For services in 2010, Mr. Parr received 4,131,864 shares of restricted stock and S8 registered stock valued at $.001 per share upon vesting of restricted stock awards. Mr. Parr received 387,360 shares of S8 registered stock in 2010 valued between $.001 and $.054 per share upon vesting of 2008 and 2009 stock bonus plans. For services in 2011, Mr. Parr received 815,160 shares of restricted stock valued between $.001 and $.002 per share upon vesting of restricted stock awards. Mr. Parr received 93,400 shares of S8 registered stock in 2011 valued between $.001 and $.20 per share upon vesting of 2008, 2009 and 2010 stock bonus plans. Mr. Parr received an option under the 2011 Key Employee Stock Incentive Plan to acquire 1,000,000 shares of common stock at the price of $.50 per share which vest ratably in five increments based on the Company stock trading from $1.00 to $5.00 per share over five trading days.

(4)
For services in 2010, Mr. Kingham received 1,069,228 shares of restricted and S8 registered stock valued at $.001 per share upon vesting of restricted stock awards. Mr. Kingham received 114,130 shares of S8 registered stock in 2010 valued between $.001 and $.054 per share upon vesting of 2008 and 2009 stock bonus plans. For services in 2011, Mr. Kingham received 206,498 shares of restricted stock valued between $.001 and $.002 per share upon vesting of restricted stock awards. Mr. Kingham received 37,533 shares of S8 registered stock in 2011 valued between $.001 and $.20 per share upon vesting of 2008, 2009 and 2010 stock bonus plans.

(5)	Company management have determined that the options and warrants granted have no cash value and as such are calculated as zero dollars ($0.00) toward each executive’s compensation.

(6)	Fair market value of stock awards based on individual tax elections and moving expense reimbursements.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Contract with Steve Signoff

Effective August 1, 2011, the Company entered into an employment agreement with Mr. Signoff to serve as Chief Executive Officer.  The Agreement can be terminated at any time by either party upon 60 days prior written notice.  The base salary under the Agreement is initially $330,000, which shall be paid in cash, shares of the Company’s Common Stock and notes payable.  Mr. Signoff will receive an initial salary of at least $50,000 per annum in cash (“Signoff Cash Salary”), notes payable (the “Signoff Notes”) in an amount equal to the difference between $180,000 per annum (the “Signoff Target”) and the Signoff Cash Salary, and shares of Common Stock equal to the difference between the annual salary and the Signoff Target.  The Signoff Notes will accrue interest at a rate of 4% per annum and payment of outstanding Signoff Notes will be done quarterly as funds become available, as determined by the Compensation Committee of the Board of Directors.  The Company will pay $2,000 a month for one year for the rental of a condominium in Tulsa, Oklahoma, which amount will be counted as part of the Signoff Cash Salary.  The Company shall increase the amount of the Signoff Cash Salary as cash is available, as determined by the Compensation Committee, until $330,000 per annum is paid.  After the calendar quarter when Mr. Signoff is paid at a rate of $330,000 per annum in cash, the annual salary will increase to $350,000 per annum, payable in cash.

Mr. Signoff received 100,000 shares of Common Stock as a signing bonus.  As well, Mr. Signoff is entitled to receive options to purchase 1,500,000 shares of the Company’s Common Stock, exercisable at $0.50 per share, which shall vest as follows:

(a)	Three hundred thousand (300,000) shares upon the Company’s common stock trading at or above $1.00 per share for five consecutive trading days;

(b)	Three hundred thousand (300,000) shares upon the Company’s common stock trading at or above $2.00 per share for five consecutive trading days;

(c)	Three hundred thousand (300,000) shares upon the Company’s common stock trading at or above $3.00 per share for five consecutive trading days;

(d)	Three hundred thousand (300,000) shares upon the Company’s common stock trading at or above $4.00 per share for five consecutive trading days; and

(e)	Three hundred thousand (300,000) shares upon the Company’s common stock trading at or above $5.00 per share for five consecutive trading days.

In addition, Mr. Signoff is entitled to participate in any and all benefit plans, from time to time, in effect for the Company’s employees, along with vacation, sick and holiday pay in accordance with its policies established and in effect from time to time.

Contract with Randy Ritter

Effective November 1, 2011, the Company entered into an employment agreement with Mr. Ritter to serve as Chief Operating Officer.  The Agreement can be terminated at any time by either party upon 60 days prior written notice.  The base salary under the Agreement is initially $250,000, which shall be paid 50% in cash (the “Ritter Cash Salary”) and 50% in shares of Common Stock, determined by the volume weighted average trading price for the three trading days prior to the end of each calendar quarter.  The Company shall increase the amount of the Ritter Cash Salary as cash is available, as determined by the Compensation Committee, until the annual base salary is paid completely in cash.

Mr. Ritter received 50,000 shares of Common Stock as a signing bonus.  As well, Mr. Ritter is entitled to receive options to purchase 1,200,000 shares of the Company’s Common Stock, exercisable at $0.50 per share, which shall vest as follows:

(a)	Two hundred forty thousand (240,000) shares upon the Company’s common stock trading at or above $1.00 per share for five consecutive trading days;

(b)	Two hundred forty thousand (240,000) shares upon the Company’s common stock trading at or above $2.00 per share for five consecutive trading days;

(c)	Two hundred forty thousand (240,000) shares upon the Company’s common stock trading at or above $3.00 per share for five consecutive trading days;

(d)	Two hundred forty thousand (240,000) shares upon the Company’s common stock trading at or above $4.00 per share for five consecutive trading days; and

(e)	Two hundred forty thousand (240,000) shares upon the Company’s common stock trading at or above $5.00 per share for five consecutive trading days.

In addition, Mr. Ritter is entitled to participate in any and all benefit plans, from time to time, in effect for the Company’s employees, along with vacation, sick and holiday pay in accordance with its policies established and in effect from time to time.

Grants of Plan-Based Awards

The following table provides information regarding the amount of awards under our executive bonus plan and equity awards granted in 2011 for each of the named executive officers.

Grants of Plan-Based Awards

Est Possible Payout under Non-Equity
Incentive Plan Award

Name	Grant Date	Date of Approved Equity Award	Date of Approved Equity Award	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Share of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Steve Signoff	8/1/2011		8/1/2011				100,000	1,500,000	$0.50	$100

Kendall Carpenter	9/27/2011		9/27/2011				-	200,000	$0.50	$-

Jim McGill	9/27/2011		9/27/2011				-	400,000	$0.50	$-

Randy Ritter	11/1/2011		11/1/2011				50,000	1,200,000	$0.50	$100

Clint Parr	9/27/2011		9/27/2011				-	1,000,000	$0.50	$-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2011.

	OPTION AWARDS					STOCK AWARDS
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexer-cisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Steve Signoff	2011	-	1,500,000	$0.50	8/1/2017	283,824	$17,029

Kendall Carpenter	2011		200,000	$0.50	9/27/2017	512,291	$30,737
Kendall Carpenter	2010	-				65,000	$3,900
Kendall Carpenter	2009	35,460	16,800	$.53 - $2.21	9/11/2014	80,000	$4,800
Kendall Carpenter	2008	23,946		$.60 - $2.50	9/11/2014
Kendall Carpenter	2007	14,400		$0.60	9/11/2014
Kendall Carpenter	2006	26,600		$0.60	9/11/2014

Jim McGill	2011		400,000	$0.50	9/27/2017	906,485	$54,389
Jim McGill	2010	-				51,334	$3,080
Jim McGill	2009	85,608	22,400	$.53 - $2.21	9/11/2014	33,111	$1,987
Jim McGill	2008	129,804		$.60 - $2.50	9/11/2014
Jim McGill	2007	216,640		$0.60	9/11/2014
Jim McGill	2006	236,640		$0.60	9/11/2014
Jim McGill	2005	324,720		$0.43	9/11/2014
Jim McGill	2004	337,360		$0.43	9/11/2014
Jim McGill	2003	235,280		$0.43	9/11/2014
Jim McGill	2002	145,340		$0.34	9/11/2014

Randy Ritter	2011	-	1,200,000	$0.50	11/1/2017	50,000	$3,000

Clint Parr	2011		1,000,000	$0.50	9/27/2017	812,324	$48,739
Clint Parr	2010	-				92,000	$5,520
Clint Parr	2009	52,691	22,400	$.53 - $2.21	9/11/2014	80,000	$4,800
Clint Parr	2008	69,046		$.60 - $2.50	9/11/2014
Clint Parr	2007	107,800		$0.60	9/11/2014
Clint Parr	2006	94,200		$0.60	9/11/2014
Clint Parr	2005	134,080		$0.43	9/11/2014
Clint Parr	2004	163,040		$0.43	9/11/2014
Clint Parr	2003	60,000		$0.43	9/11/2014
Clint Parr	2002	60,000		$0.34	9/11/2014

Director Compensation

Directors received compensation for their services for the fiscal year ended December 31, 2011 as set forth below:

Name	Fees Earned or Paid in Cash	Stock Awards ($) (1)	Total ($)
Howard Janzen	$-	$16,000	$16,000
David L. Humphrey	$-	$16,000	$16,000
John Clerico	$-	$16,000	$16,000
Dale A. Schoenfeld	$-	$16,000	$16,000
David R. Lawson	$-	$16,000	$16,000
Total:	$-	$80,000	$80,000

(1)	Each director received $4,000 of restricted common stock per quarter served on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of and percent of the Company's common stock beneficially owned by:

•	all directors and nominees, naming them,
•	our executive officers,
•	our directors and executive officers as a group, without naming them, and
•	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The business address of each of the beneficial owners listed below is c/o MacroSolve, Inc. 1717 South Boulder Ave. Suite 700, Tulsa, OK  74119.

Name and address of owner	Title of Class	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Steve L. Signoff (3)	Common Stock	965,642	*

James C. McGill (4)	Common Stock	25,367,522	16.57%

Howard E. Janzen (5)	Common Stock	5,390,248	4.05%

Kendall Carpenter (6)	Common Stock	4,387,086	3.32%

Randy Ritter (7)	Common Stock	428,409	*

Clint H. Parr (8)	Common Stock	8,693,133	6.37%

David L. Humphrey (9)	Common Stock	1,467,394	1.14%

John C. Clerico (10)	Common Stock	52,969,500	29.31%

Dr. Dale A. Schoenefeld (11)	Common Stock	1,317,955	1.02%

David R. Lawson (12)	Common Stock	5,071,125	3.82%

Officers and Directors as a Group	Common Stock	106,058,014	45.37%

___

* Less than 1%

(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.
(2)
The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 2, 2012.  On March 2, 2012, there were 127,721,363 shares of our common stock outstanding.  To calculate a stockholder's percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 2, 2012.  Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table below has sole voting power and investment power for the shares listed opposite such person's name.

(3)	Represents (i) 100,000 shares of common stock owned; and (ii) 865,642 shares of common stock issued under restrictive stock grants with voting rights.
(4)
Represents (i) 11,799,915 shares of common stock owned; (ii) 6,737,273 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 1,711,392 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; (iv) 990,928 shares of common stock issued under restrictive stock grants with voting rights; and (v) convertible debentures which may be converted into 4,128,014 shares of common stock.

(5)
Represents (i) 1,208,486 shares of common stock owned; (ii) 1,426,456 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; and (iii) 240,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iv) convertible debentures which may be converted in 2,515,306 shares of common stock.

(6)
Represents (i) 3,459,183 shares of common stock owned; (ii) 98,406 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 317,206 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iv) 512,291 shares of common stock issued under restrictive stock grants with voting rights.

(7)	Represents shares of common stock issued under restrictive stock grants with voting rights.
(8)
Represents (i) 6,186,095 shares of common stock owned; (ii) 781,857 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 740,857 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iv) 984,324 shares of common stock issued under restrictive stock grants with voting rights.

(9)
Represents (i) 732,395 shares of common stock owned; (ii) 240,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; and (iii) 494,999 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

(10)
Represents (i) 30,289,695 shares of common stock owned; (ii) 17,761,234 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 240,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iii) convertible debentures which may be converted into 4,678,571 shares of common stock.

(11)
Represents (i) 757,955 shares of common stock owned; (ii) 240,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; and (iii) 320,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

(12)
Represents (i) 371,551 shares of common stock owned; (ii) 1,454,787 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 40,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iii) convertible debentures which may be converted into 3,204,787 shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, during the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

James McGill, the Company’s Vice Chairman of the Board of Directors, made loans to the Company during 2011 for operating capital. Mr. McGill provided two $50,000 short term loans during the first quarter which were unsecured and provided for interest of prime plus 3% (6.25% as of December 2011). One of the loans was converted to the 2011 Debenture Series A in April 2011. The remaining $50,000 loan was combined with a new short term loan of $54,000 which was made in September 2011. That $104,000 short term loan was secured by 10% of net patent settlements and provided for interest of twelve percent (12%). In November 2011, Mr. McGill received $7,839 in loan repayments from patent settlements. The net remaining loan balance of $96,161 was converted to the 2011 Debenture Series B in December 2011. Mr. McGill made an additional $25,000 short term loan of $25,000 in December 2011. The note were secured by 10% of net patent settlements and provided for interest of twelve percent (12%). That $25,000 loan was converted to the 2012 Debenture Series C in February 2012. Mr. McGill made a $65,000 short term unsecured loan with interest of twelve percent (12%) on December 22, 2011 which was repaid on January 3, 2012. Mr. McGill’s loans accrued a total of $6,456 in interest during 2011 of which $1,709 was paid in cash and $4,747 will be paid in 2012.

Howard Janzen, the Company’s Chairman of the Board of Directors, made loans to the Company during 2011 for operating capital. Mr. Janzen made two $25,000 short term loans in December 2011. The notes were secured by 10% of net patent settlements and provided for interest of twelve percent (12%). One $25,000 loan was converted to the 2011 Debenture Series B in December 2011. The remaining $25,000 was converted to the 2012 Debenture Series C in February 2012. Mr. Janzen’s loans accrued a total of $247 in 2011 which will be paid in 2012.

David Lawson, a Director of the Company, made loans to the Company during 2011 for operating capital. Mr. Lawson made a $50,000 short term loan and a $25,000 short term loan in December 2011. The notes were secured by 10% of net patent settlements and provided for interest of twelve percent (12%). The $50,000 loan was converted to the 2011 Debenture Series B in December 2011. The remaining $25,000 loan was converted to the 2012 Debenture Series C in February 2012. Mr. Lawson’s loans accrued a total of $650 in 2011 which will be paid in 2012.

John Clerico, a Director of the Company, made a loan to the Company during 2011 for operating capital. Mr. Clerico made one $25,000 short term loan in December 2011. The note were secured by 10% of net patent settlements and provided for interest of twelve percent (12%). The $25,000 loan was converted to the 2012 Debenture Series C in February 2012. Mr. Clerico’s loan accrued a total of $82 in 2011 which will be paid in 2012.

The Company acquired an advancing term loan with a financial institution of up to $100,000 with interest only payable monthly at prime rate plus 1.0% (4.25% at December 31, 2011), until September 2012, and secured by substantially all assets of the company and the personal guarantee of James McGill, Vice Chairman. In exchange for the guarantees, Mr. McGill received a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share.

On November 3, 2010 the Board of Directors approved Convertible Debentures Series 2010 plus Series B Warrants.   Of the $925,000 sold as of December 31, 2010, Director McGill purchased $50,000 and received 76,303 warrants with a strike price of $.3276, Director Lawson purchased $50,000 and received 76,303 warrants with a strike price of $.3276, Director Clerico purchased $50,000 and received 95,493 warrants with a strike price of $.2618, and Director Janzen purchased $25,000 and received 38,151 warrants with a strike price of $.3273. Each warrant has an expiration date of December 31, 2015. In April and May 2011, Directors McGill, Lawson and Janzen converted their investments along with matching new investments in the Convertible Debenture Series 2011 plus Series A Warrants. Their 2010 Series B warrants were cancelled upon conversion of the 2010 Debenture. Directors McGill and Lawson each received 954,787 warrants with a strike price of $.105 which have an expiration date of December 31, 2016. Director Janzen received 756,306 warrants with a strike price of $.098 which have an expiration date of December 31, 2016.

In October 2011, Director Clerico invested $100,000 in the Convertible Debentures Series 2011 plus Series B Warrants at which time the $100,000 advancing term loan with a financial institution which he had guaranteed in 2010 was repaid. Mr. Clerico received 1,000,000 warrants with a strike price of $.10 at the time of his investment. On December 31, 2011, Directors McGill, Janzen and Lawson converted $96,161, $25,000 and $50,000 respectively to the Debenture Series 2011 plus Series B Warrants and received 961,614, 250,000 and 500,000 warrants with a strike price of $.10, respectively, at the time of the loan conversion. These warrants expire on December 31, 2016.

As of December 31, 2011, Directors McGill and Lawson each had accrued interest of $8,799 on the 2011 Debenture Series A, Director Janzen had accrued interest of $6,006 on the 2011 Debenture Series A and Director Clerico had $1,121 accrued interest on the 2010 Debenture and $2,367 accrued interest on the 2011 Debenture Series B.

Item 14.  Principal Accountant Fees and Services.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

Audit Fees

For the year ended December 31, 2011, the fees for audit services totaled approximately $30,445 which included approximately $27,299 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $3,146 associated with the Company’s statutory and regulatory filings.  For the year ended December 31, 2010, the fees for audit services totaled approximately $33,160 which included approximately $29,760 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $3,400 associated with the Company’s statutory and regulatory filings.

Audit Related Fees

We incurred fees to our independent auditors of $-0- for audit related fees during the fiscal years ended December 31, 2011 and 2010.

Tax Fees

We incurred fees to our independent auditors of $3,146 and $2,075 for tax fees during the fiscal years ended December 31, 2011 and 2010, respectively.

All Other Fees

We incurred fees to our independent auditors of $-0- for others fees during the fiscal years ended December 31, 2011 and 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules: None.

Exhibits:

3.01
Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (“Commission”) on April 18, 2008 and incorporated herein by reference.

3.02	Bylaws, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on April 18, 2008 and incorporated herein by reference.

3.03	Certificate of Amendment to the Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 6, 2009 and incorporated herein by reference.

3.03	Certificate of Amendment to the Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 28, 2011 and incorporated herein by reference.

10.01
Form of Subscription and Investor Representation Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on April 18, 2008 and incorporated herein by reference.

10.02	Form of Warrant to Purchase Common Stock, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on April 18, 2008 and incorporated herein by reference.

10.03	Form of Convertible Note Subscription Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on April 18, 2008 and incorporated herein by reference.

10.04	Form of Convertible Note, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on April 18, 2008 and incorporated herein by reference.

10.05	Form of Director Non-Statutory Stock Option Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on April 18, 2008 and incorporated herein by reference.

10.06	Form of Non-Statutory Stock Option Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on April 18, 2008 and incorporated herein by reference.

10.07
Form of Warrant to Purchase Common Stock issued in connection with Series A Preferred Stock, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on April 18, 2008 and incorporated herein by reference.

10.08
Form of Warrant to Purchase Common Stock issued in connection with Series B Preferred Stock, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on April 18, 2008 and incorporated herein by reference.

10.09	Form of Securities Purchase Agreement, dated July 20, 2009, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 24, 2009 and incorporated herein by reference.

10.10	Form of Debenture, dated July 20, 2009.

10.11	Form of Warrant, dated July 20, 2009.

10.12	Form of Securities Purchase Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 6, 2009 and incorporated herein by reference.

10.13	2009 Stock Compensation Plan, filed as an exhibit to the Registration Statement on Form S-8, filed with the Commission on October 13, 2009 and incorporated herein by reference.

10.14
Employment Agreement, effective August 1, 2011, by and between MacroSolve, Inc. and Steve Signoff, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 3, 2011 and incorporated herein by reference.

10.15	Form of 2010 Convertible Debenture Subscription Agreement, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2011 and incorporated herein by reference.

10.16	Form of 2010 Debenture, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2011 and incorporated herein by reference.

10.17	Form of Class B Warrant, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2011 and incorporated herein by reference.

10.18	Form of 2011 Convertible Debenture Subscription Agreement, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2011 and incorporated herein by reference.

10.19	Form of 2011 Debenture, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2011 and incorporated herein by reference.

10.20	Form of Class A Warrant, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2011 and incorporated herein by reference.

10.21	Form of Subscription Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 6, 2011 and incorporated herein by reference.

10.22	Form of Summary of Terms, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 6, 2011 and incorporated herein by reference.

10.23	Form of Convertible Debenture, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 6, 2011 and incorporated herein by reference.

10.24	Form of Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 6, 2011 and incorporated herein by reference.

10.25
Employment Agreement, effective November 1, 2011, by and between MacroSolve, Inc. and Randy Ritter, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 9, 2011 and incorporated herein by reference.

10.26	Form of Subscription Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 21, 2012 and incorporated herein by reference.

10.27	Form of Convertible Debenture, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 21, 2012 and incorporated herein by reference.

10.28	Form of Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 21, 2012 and incorporated herein by reference.

23.01	Consent of Independent Registered Public Accounting Firm

14.01	Code of Business Conduct and Ethics, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 30, 2010 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*
___________

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

MACROSOLVE, INC.

Date: March 13, 2012	By:	/s/ STEVE SIGNOFF
Steve Signoff
Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2012	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES C. MCGILL	Director	March 13, 2012
James C. McGill

/s/ STEVE SIGNOFF	Director	March 13, 2012
Steve Signoff

/s/ DAVID L. HUMPHREY	Director	March 13, 2012
David L. Humphrey

/s/ JOHN CLERICO	Director	March 13, 2012
John Clerico

/s/ DALE A. SCHOENEFELD	Director	March 13, 2012
Dale A. Schoenefeld

/s/ HOWARD JANZEN	Director	March 13, 2012
Howard Janzen

	Director	March 13, 2012
David R. Lawson

MACROSOLVE, INC.

Financial Statements Together With
Report of Independent Registered Public Accounting Firm

For the Years Ended December 31, 2011 and 2010

       MACROSOLVE, INC.

       Financial Statements Together With
       Report of Independent Registered Public Accounting Firm

       For the Years Ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MacroSolve, Inc.
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of MacroSolve, Inc. at December 31, 2011 and 2010 and the related statements of operations, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MacroSolve, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hood Sutton Robinson & Freeman CPAs, P.C.

Hood Sutton Robinson & Freeman CPAs, P.C.
Certified Public Accountants

Tulsa, Oklahoma
March 9, 2012

MACROSOLVE, INC.

BALANCE SHEETS

	12/31/2011	12/31/2010

ASSETS

CURRENT ASSETS:
Cash	$273,132	$187,025
Accounts receivable - trade	288,201	31,535
Prepaid expenses and other	240,388	50,324

Total current assets	801,721	268,884

PROPERTY AND EQUIPMENT, at cost:	285,976	254,088
Less - accumulated depreciation and amortization	(188,016)	(162,194)

Net property and equipment	97,960	91,894

OTHER ASSETS:
Note receivable	135,577	135,577
Software development costs, net of accumulated amortization
of $36,316 and $398,715 as of December 31, 2011 and
2010, respectively	1,280,903	938,942
Other assets	83,329	43,999

Total other assets	1,499,809	1,118,518

TOTAL ASSETS	$2,399,490	$1,479,296

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$34,176
Revolving Line of Credit	100,000	-
Note Payable - Shareholder	169,306	-
Accounts payable - trade and accrued liabilities	631,419	123,022
Unearned income	31,400	8,523

Total current liabilities	932,125	165,721

LONG-TERM DEBT, less current maturities
Oklahoma Technology Commercialization Center	237,500	237,500
Convertible debentures	2,621,161	925,000
Total long-term debt, less current maturities	2,858,661	1,162,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 500,000,000 shares;
issued and outstanding 122,386,894 and 98,690,490 shares, at
December 31, 2011 and 2010, respectively	1,223,869	986,905
Additional paid-in capital	10,059,029	9,303,920
Accumulated deficit	(12,674,194)	(10,139,750)

Total stockholders' (deficit) equity	(1,391,296)	151,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,399,490	$1,479,296

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2011	2010

SALES:
Software products and licensing	1,242,336	$63,200
Solution services	443,314	496,420
Hardware sales	-	78,216

Net sales	1,685,650	637,836

COST OF SALES:
Software products and licensing	513,375	-
Solution services	315,467	253,741
Hardware sales	-	65,195

Total cost of sales	828,842	318,936

Gross profit	856,808	318,900

OPERATING EXPENSES:
Solution services	746,481	187,460
Depreciation and amortization	243,318	248,523
Marketing and sales	239,769	480,692
General and administrative	1,893,402	1,079,193

Total operating expenses	3,122,970	1,995,868

Loss from operations	(2,266,162)	(1,676,968)

OTHER INCOME (EXPENSE):
Interest income	134	662
Interest expense	(170,675)	(138,833)
Loss on sale of asset	(235)	-
Stock based compensation	(97,506)	(108,404)

Total other expense	(268,282)	(246,575)

LOSS BEFORE INCOME TAXES	(2,534,444)	(1,923,543)

INCOME TAXES	-	-

NET LOSS	(2,534,444)	$(1,923,543)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	(2,534,444)	$(1,923,543)

Loss allocable to common stockholders	(2,534,444)	$(1,923,543)

Basic and diluted loss per share	(0.02)	$(0.03)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2011 and 2010

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total

BALANCE, at December 31, 2009	$496,112	$7,176,360	$(8,216,182)	$(543,710)

Net Loss	-	-	(1,923,543)	(1,923,543)

Common Stock issued for Services	4,395	12,105	-	16,500

Common Stock issued for Debenture Interest	51,680	100,370	-	152,050

Common Stock issued to Investors	232,628	2,095,075	-	2,327,703

Compensation expense related to
stock awards	202,090	(79,990)	(25)	122,075
BALANCE, at December 31, 2010	$986,905	$9,303,920	$(10,139,750)	$151,075

Net Loss	-	-	(2,534,444)	(2,534,444)

Common Stock issued for Services	174,675	572,275	-	746,950

Common Stock issued to Investors	23,042	126,958	-	150,000

Compensation expense related to
stock awards	39,247	55,876	-	95,123

BALANCE, at December 31, 2011	$1,223,869	$10,059,029	$(12,674,194)	$(1,391,296)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2011	2010

OPERATING ACTIVITIES:
Net loss	$(2,534,444)	$(1,923,543)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	243,319	248,522
Stock based compensation	95,123	95,351
Issuance of stock for services	746,950	43,250
Issuance of stock for debenture interest	-	152,050
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable - trade	(256,666)	72,326
Decrease (increase) in inventory	11,840	(10,388)
(Increase) decrease in prepaid expenses and other	(201,906)	1,440
Increase (decrease) in accounts payable - trade and
accrued liabilities	363,798	(65,493)
Increase (decrease) in accrued debenture interest	144,600	(26,422)
Increase (decrease) in unearned income	22,877	(61,633)
Net cash (used in) operating activities	(1,364,509)	(1,474,540)

INVESTING ACTIVITIES:
Purchase of equipment	(33,775)	(15,336)
Sale of digiTicket assets	-	416,569
Disposal of equipment	237	616
Software development costs	(579,563)	(368,820)
Patent application fees	-	(22,271)
Net cash (used in) provided by investing activities	(613,101)	10,758

FINANCING ACTIVITIES:
Deferred offering costs	(17,573)	1,422
Issuance of stock for debenture conversion	150,000	-
Proceeds from debenture financing	2,400,000	1,647,816
Repayment of debenture financing	(875,000)	-
Repayments of notes payable	(34,176)	(49,551)
Proceeds from shareholder loan, including accrued interest	398,305	286,189
Repayment of shareholder loan, including accrued interest	(57,839)	(286,189)
Proceeds from bank line of credit	300,000	-
Repayment of bank line of credit	(200,000)	-
Net cash provided by financing activities	2,063,717	1,599,687

NET INCREASE IN CASH	86,107	135,905

CASH, beginning of period	187,025	51,120
CASH, end of period	$273,132	$187,025

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

 December 31, 2011 and 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

MacroSolve, Inc. (the Company) was formed in January 1997.  The Company is engaged in the design, delivery and integration of custom solutions for the application of mobile technology in business processes.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Segment Reporting

The Company has determined it has one reporting unit.

Cash Equivalents

Cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions.

Accounts Receivable and Credit Policies

Trade accounts receivable consist of amounts due from the sale of solution services, software and hardware.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  In many instances, customers make a substantial prepayment for services before rendered; therefore the Company is extending trade terms to customers who have already proven to be credit worthy. The Company has recorded less than $500 in direct write offs of bad debts in the past five years. At December 31, 2011 and 2010, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

Property and Equipment

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software.  Leasehold improvements are being amortized over a 7 year estimated useful life.  Property and equipment consists of the following at December 31, 2011 and 2010:

	2011	2010
Hardware	$128,990	$98,220
Furniture and fixtures	109,413	109,413
Office equipment	24,904	23,786
Leasehold improvements	22,669	22,669
	285,976	254,088
Less - accumulated depreciation	188,016	162,194
	$97,960	$91,894

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

Revenue Recognition and Unearned Revenue

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

Software Development Costs

The Company accounts for software development costs in accordance with ASC 985-20, “Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  These costs are amortized over three years and are reviewed for impairment at each period end.  Amortization expense approximated $215,845 and $227,388 in 2011 and 2010, respectively.

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

December 31, 2011 and 2010

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

Fair value of financial instruments

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments. The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of the Company's line of credit approximates fair value since the interest rate fluctuates periodically based on a floating interest rate. The carrying value of the Company’s convertible debentures approximates fair value since the interest rate is stated in the instrument. Management believes that the carrying value of the Company's borrowings approximate fair value based on credit terms currently available for similar debt.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended December 31, 2011 and 2010.

Impact of Recently Issued Accounting

In December 2012, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. The Boards initially proposed a joint model describing when it is appropriate to offset financial assets and liabilities on the balance sheet that would have been close to the more restrictive IFRS approach, but instead decided to focus on developing common disclosure requirements. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under US GAAP and IFRS related to the offsetting of financial instruments. The existing US GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The Company does not offset financial instruments and therefore does not expect the adoption of ASU 2011-11 to have a material effect on our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income”. In December 2012, the FASB issued Accounting Standards Update No. 2011-12 deferring the effective date of ASU 2011-05. ASU 2022-05 amends the guidance in ASC 220 “Comprehensive Income” by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The Company does not have other comprehensive income and therefore does not expect the adoption of ASU 2011-05 to have a material effect on our financial statements.

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

2.  MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company incurred a net loss of $2,534,444 in 2011 which increased the accumulated deficit to $12,674,194 at December 31, 2011.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that adequate funding will be available to the Company to support its operations through continuing investments of equity by qualified investors, internally generated working capital and monetization of intellectual property assets.

3.	NOTE RECEIVABLE

Note receivable at December 31, 2011 and 2010 consist of the following:	2011	2010

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
	$135,577	$135,577

4.	DEBENTURES AND NOTES PAYABLE

Notes payable at December 31, 2011 and 2010 consist of the following:	2011	2010

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

The 2011 Debentures will earn interest at the annual rate of 12% which will be paid quarterly exclusively from the Debenture Account at management’s discretion. Principal on the Debentures will be prepaid quarterly as the Debenture Account permits. The Debenture Account will be set up with a financial institution for the deposit of 25% of any recovery it receives from any judgment or settlement in any infringement case or claim it prosecutes. The Debentures may be converted to common stock by the holder into the number of shares that could have been purchased with 200% of the principal amount of the Debenture, together with accrued and unpaid interest and the shares valued using the weighted average price for a five-day trading period preceding the Debenture investment provided however, that the conversion price shall not be less than ten cents per share at any time and the conversion price shall not be more than ten cents per share for investments made prior to October 1, 2011. By resolution of the Board on December 16, 2011, the ten cent conversion price per share was extended to investments made after October 1, 2011. The Investors will also acquire Common Stock Series B Warrants in an amount equal to the shares of common stock that could be purchased at the Debenture conversion price. Each warrant has a term of five years.	$896,161	$-

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

During 2011, eleven of the fifteen investors elected to convert a total of $725,000 Debenture Series 2010 plus Series B Warrants to Debenture Series 2011 and Series A Warrants simultaneously with their purchase of the new offering and three of the investors elected to convert a total of $150,000 debentures into 2,304,203 shares of common stock.	$50,000	$925,000

Advancing term loan with a financial institution of up to $125,000 with interest only payable monthly at prime rate plus 2.0% (5.25% at September 30, 2010), until January, 2009, with principal and interest due at prime rate plus 2.0% amortized ratably over 30 months, due August 31, 2011, and secured by substantially all assets of the company.	$-	$34,176

Advancing term loan with a financial institution of up to $100,000 with interest only payable monthly at the greater of 5.75% or prime rate plus 1.0% (4.25% at December 31, 2011), until September 2012, and secured by substantially all assets of the company and the personal guaranty of a company director. In exchange for the guaranty, the director receives a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share.	$100,000	$-

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008. The monthly payments were suspended in October 2008 with resumption anticipated upon significant equity raise.	$237,500	$237,500

As of December 31, 2011, maturities of long-term debt are: $-0- in 2011 and $2,687,500 thereafter.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

5.	SHAREHOLDER LOANS

On October 1, 2011, the Company rolled over two shareholder loans from a director into one promissory note for $104,000. The note was secured by the unencumbered 75% of patent settlement license fees secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at December 31, 2011. The Company has agreed to apply ten percent (10%) of the net proceeds from patent settlement license fees to the reduction of principal. In November 2011, the principal was reduced by a total of $7,839. On November 28, 2011 the principal balance of $96,161 was rolled over to a promissory note with the same terms and a maturity date of December 31, 2012. In November and December 2011, the Company issued promissory notes to two other directors totaling $75,000 under the same terms and maturity date. On December 31, 2011, the $171,161 outstanding balance of the three promissory notes was converted to the Convertible Debentures Series 2011 and Series B Warrants.

In December 2011, four directors loaned the Company $25,000 each under the same terms and maturity date. The total shareholder loans of $100,000 were rolled over to the 2012 convertible debentures in February, 2012.

In December 2011, a director loaned the Company $65,000 with 12% interest payable upon maturity at January 2012.

The total accrued interest on shareholder loans at December 31, 2011 is $4,306.

6.   EMPLOYEE STOCK PLANS

Stock Options and Restricted Stock Awards

The Company adopted the MacroSolve, Inc. Compensation and Stock Option Plan 2008-2010 on December 16, 2008. The Plan includes use of stock options for compensation of officers and directors. At the adoption date, 2,674,420 options which have been approved by shareholders remained available for use by the Compensation Committee of the Board of Directors. During 2011 and 2010, 1,761,569 and 335,000 options were issued, respectively, as follows:

	At Adoption	Issued	Issued	Issued
	Date	2011	2010	2009	Remaining
Incentive Stock Options for Key Managers	1,300,000	(1,076,000)	-	(224,000)	0
Director Stock Options	400,000	(80,000)	(160,000)	(160,000)	0
Other Awards and Reserves	974,420	(605,569)	(175,000)	(193,851)	0
Total	2,674,420	(1,761,569)	(335,000)	(577,851)	0

The Plan also involves three separate incentive awards: (1) The Employee Bonus awards involve annual (or quarterly) payments of cash or restricted stock for attainment of goals. All employees will participate in the Employee Bonus program; (2) The Management Incentive Stock Option Plan awards involve annual issuance of stock options for attainment of goals. Only officers of the Company will participate in these awards; and, (3) The Senior Executive Incentive Stock Option Plan awards involve issuance of stock options for attainment of specific goals associated with public financing of the Corporation and public trading of its shares. Only the Chairman of the Board and the Chief Executive Officer will participate in these awards. As of December 31, 2011, all awards in the MacroSolve, Inc. Compensation and Stock Option Plan 2008-2010 had been granted.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

On September 23, 2011, shareholders approved 10,000,000 shares of restricted common stock for management incentive plans. On that date, the Company adopted the 2011 MacroSolve, Inc. Key Employee Stock Incentive Plan. The purpose of this Plan is to provide competitive incentives that will enable the Company to attract, retain, motivate, and reward Key Employees of the Company. The approved shares may be granted as Stock Bonus Awards, Performance Unit Awards, or Restricted Stock Awards, and/or Options, which may be Incentive Stock Options or Non-Statutory Stock Options. During 2011, 4,368,431 options were issued, as follows:

	At Adoption	Issued	Remaining
	Date	2011
Beginning Bal	10,000,000
Director Stock Options		(1,720,000)
Incentive Stock Options for Key Managers		(2,126,564)
Non-Statutory Stock Options for Key Managers		(491,867)
Incentive Stock Options for Key Employees		(30,000)
Bal Avail @ 12/31/11	10,000,000	(4,368,431)	5,631,569

At the end of the second quarter 2010, employees were granted 941,500 shares of registered compensation shares under the 2010 Employee Bonus award plan. These shares will be distributed on a three year vesting schedule to employees who remain with the Company as of the distribution dates. The Company valued these awards at $942 which was the amount of compensation employees elected to take within 30 days of the grant on 83(b) elections filed with the Internal Revenue Service. The restricted stock award agreements bear a substantial risk of forfeiture by the employee in the event of their voluntary termination. Since grant, 155,500 shares have been forfeited by terminated employees. On July 12, 2011, 271,168 shares vested to fourteen employees. Remaining unvested shares are 257,418 and 257,414 which will vest on July 12, 2012 and 2013 respectively.

Prior to going public, the company used the calculated value method to account for the options. Under this method, a nonpublic entity that is unable to estimate the expected volatility of the price of its underlying share may measure awards based on a “calculated value,” which substitutes the volatility of an appropriate index for the volatility of the entity’s own share price.  Although the Company became publicly traded in August 2008, the stock has been so thinly traded from that time until the present, that management determined it was unable to estimate the expected volatility of the stock price. In addition, management has not been able to identify a similar publicly held entity that can be used as a benchmark. Therefore, as a substitute for volatility, the Company used the historical volatility of the Technology Select Sector (XLK) index which is representative of the Company’s industry. The Company has used the historical closing values of that index to estimate volatility for the valuation of options in 2011 and 2010.

The calculated value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which values options based on the estimated fair value of the Company’s common stock at the grant date, the option strike price, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is based on the vesting period and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Stock based compensation expense of  $-0- and $160 was recognized in 2011 and 2010 respectively for director options. Stock based compensation expense of $-0- was recognized in 2011 for employee options based on the Black Scholes computation. Because there were no employee options issued in 2010, no Black Scholes computation was required.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

Stock Based Compensation

Certain executive and management employees receive salary compensation in the form of restricted stock awards which vest over six months and which bear a substantial risk of forfeiture in the event of voluntary termination. Compensation expense for stock awards is recognized ratably over the implicit vesting period from date of grant to the termination of the trust.  Compensation expense for stock awards is based upon the estimated market value of the Company’s common stock at the date of grant. When the employee receiving the grant makes an 83(b) election, the compensation expense is recognized in the month of the election for the fair market value at the time of the election. In 2011 and 2010, all employees receiving stock awards elected 83(b) tax treatment. Because of low trading volumes and the history of operating losses, the Board approved a valuation of $.001 - $.002 per share for restricted awards issued in 2011 and 2010. This valuation is reviewed quarterly. The Company granted 3,924,685 shares of restricted common stock in 2011 to employees and directors for compensation earned in the fourth quarter of 2010 and the first three quarters of 2011 and valued these awards at $8,576 based on the fair market value which employees claimed in tax elections to recognize compensation at the date of the grant.   The Company recognized stock based compensation expense related to all equity awards, including salary differential stock awards, stock bonus plans, and Board of Director compensation, totaling  $97,506, and $108,404, for the years ended December 31, 2011, and 2010, respectively.

Incentive Stock Options

The Company discontinued its practice of issuing incentive stock options to employees as compensation in 2009 when it began issuing restricted stock grants as compensation. Restricted stock awards are granted and after six months, the restriction lapses. The Company granted 1,761,569 options to directors and managers in 2011 under the MacroSolve, Inc. Compensation and Stock Plan 2008-2010 and 4,338,431 options to directors, managers and employees under the 2011 MacroSolve, Inc. Key Employee Stock Incentive Plan with exercise prices between $.20 and $.50. The combined 6,100,000 directors and management options vest twenty percent any time the company’s stock trades for five continuous days at whole dollar increments of $1.00 - $5.00.  The 30,000 options issued to employees as employment incentives vest prorata over five years and have an exercise price between $.15 and $.21. There was no incentive stock options issued to employees in 2010. The incentive options expire five years from the date of issuance and are forfeited if employment ceases.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

A summary of activity under the Employee Stock Plans as of December 31, 2011 and changes during the period then ended is presented below:

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price	Shares
Outstanding – December 31, 2010	5,774,763	$0.56	8,354,801
Exercisable – December 31, 2010	5,620,763	$0.51	-
Granted	6,130,000	$0.49	3,395,757
Exercised or Vested	(252,350)	$0.93	(8,647,702)
Forfeited or Expired	(75,256)	$0.58	(112,500)
Outstanding – December 31,, 2011	11,829,507	$0.52	2,990,356
Exercisable – December 31, 2011	5,801,057	$0.52	-

The weighted-average grant-date calculated value of options granted during the period ended December 31, 2011 and 2010 $-0-.  Options outstanding at December 31, 2011 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 2.8 years. Options that were exercisable at December 31, 2011 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 2.7 years.

A summary of the status of the Company’s nonvested options and restricted stock as of December 31, 2011 is presented below:

	Stock Options
Nonvested Shares	Options	Weighted- Average Grant Date.Calculated Value	Restricted Stock
Nonvested - Beginning of Year 2011	154,000	$-	8,354,801
Granted	6,130,000	$-	3,395,757
Vested	(252,350)	$-	(8,647,702)
Forfeited	(3,200)	$-	(112,500)
Nonvested- End of year	6,028,450	$-	2,990,356

As of December 31, 2011, there was $-0- unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan. The weighted-average remaining vesting period is 1.7 months.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

7.   COMMON STOCK WARRANTS

Investors in the 2011 Convertible Debenture plus Series A Warrants acquired 18,475,927 common stock purchase warrants, in an amount equal to one hundred percent (100%) of the shares of common stock that would be issued upon conversion of the Debentures upon issue. The Warrants expire on December 31, 2016 and bear strike prices ranging from $0.063 to $0.109.

Investors in the 2011 Convertible Debenture plus Series B Warrants acquired 8,961,614 common stock purchase warrants, in an amount equal to fifty percent (50%) of the shares of common stock that would be issued upon conversion of the Debentures upon issue. The Warrants expire on December 31, 2016 and bear strike prices of $0.10.

In March 2011, the Company offered its employees a ninety day voluntary salary deferral plan while the Convertible Debenture Series 2011 funding was finalized. As an incentive to participate, each employee received a five year warrant to buy common stock at $.20 equal to the amount of their deferral. A total of 192,645 warrants were issued. The deferred salaries were repaid in June 2011.

Investors in the Convertible Debentures Series 2010 plus Series B Warrants acquired 1,535,160 common stock purchase warrants, designated by the Company as Class B Warrants, in an amount equal to fifty percent (50%) of the shares of common stock that would be issued upon conversion of the Debentures upon issue. The Warrants expire on December 31, 2015 and bear strike prices ranging from $0.26180 to $0.32972. In 2011, eleven of the original fifteen investors elected to convert their investment to the convertible Debenture Series 2011 plus Series A Warrant, and as a result 1,191,569 of these warrants were cancelled and 343,591 remaining outstanding.

The investors in the 2009 debenture financing are awarded warrants with a $0.10 exercise price in an amount equal to their staged investment and with an expiration date of July 30, 2014. A total of 7,292,637 warrants were issued in 2010.

The Company engaged a financial advisory firm in 2011 and three of their associates received warrants to purchase an aggregate of 1,050,000 shares of common stock at a strike price of $.115. The warrants have a five year life and will expire October 31, 2015.  The Company engaged an investment banking firm to provide financial advisory services in 2010. As a retainer, six of their financial advisors received warrants to purchase an aggregate of 600,000 shares of common stock at a strike price of $0.05. The warrants have a five year life and will expire by July 7, 2015.

In September 2011, the company placed a $100,000 credit facility with a bank, secured by the personal guarantee on one direct. In exchange for the guaranty, the director received a warrant to purchase 1,000,000 shares of common stock at a strike price of $0.10. The warrant has five year life and will expire on September 30, 2015. In September 2010, the Company placed a $200,000 credit facility with a bank, secured by the personal guarantees of two company directors. In exchange for the guarantees, each director a warrant to purchase 1,000,000 shares of common stock at a strike price of $0.10. The warrants have a five year life and will expire on September 30, 2015.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

The following table summarizes information about outstanding warrants at December 31, 2011:

Year Issued	Number Outstanding	Remaining Contractual Life in Years	Number Currently Exercisable	Weighted Average Exercise Price
2007	166,680	.1	166,680	$0.60
2008	-	-	-	-
2009	27,682,372	2.4	27,682,372	$0.10
2010	10,236,227	3.1	10,236,227	$0.10
2011	29,680,086	4.7	29,680,086	0.10
Total	67,765,365	3.3	67,765,365	$0.10

8.      SHAREHOLDERS’ EQUITY

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

The Company engaged a national public relations firm for services valued at $8,000 per month, of which $2-$4,000 per month will be paid in common stock. The Company issued 8,137 shares of stock in exchange for services rendered in December 2010 valued at $2,000.

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

In March 2011, the Company offered its employees a ninety day voluntary salary deferral plan while the Convertible Debenture Series 2011 funding was finalized. As an incentive to participate, each employee received a five year warrant to buy common stock at $.20 equal to the amount of their deferral. A total of 192,645 warrants were issued. The deferred salaries were repaid in June 2011.

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The Company issued a total of 9,868,471 shares of common stock in the quarter ended December 31, 2011, described further as follows:

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 160,000 shares of restricted stock on October 1, 2011 for their third quarter 2011 compensation. The Company recorded $4,000 in stock based compensation for each of its five independent directors.

The Company issued 1,011,030 shares of common stock to management employees in lieu of $137,500 cash compensation for services rendered in the third quarter of 2011 and 50,000 shares of common stock to an executive as an employment bonus, which had been recorded at a value of $2,122 in stock based compensation based upon individual tax elections made by each recipient. The shares vest six months after issuance and are subject to forfeiture upon voluntary termination of employment.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

On September 27, 2011, the Company entered into a Cooperation agreement with Donald Trump, Jr. for public relations and marketing promotion services. A one-time payment of $45,000 for the twenty-four month agreement was paid in additional to issuance of 5,000,000 shares of restricted common stock.

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

The Company issued 100,814 shares of stock in exchange for business advisory services rendered in November and December 2011 valued at $4,950.

On October 28, 2011 upon approval of a majority of shareholders, the Company filed an Amended Certificate of Incorporation with the Oklahoma Secretary of State increasing its authorized capital to 500,000,000 common shares.

9.	EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the 2011 and 2010 as follows:

	2011	2010
Numerator:
Net Loss	$(2,534,444)	$(1,923,543)
Numerator for basic and diluted	$(2,534,444)	$(1,923,543)

Denominator:
Weighted-average number of
common shares outstanding	108,447,365	72,838,487

	$(0.02)	$(0.03)

The Company did not include the common stock equivalents related to stock options or warrants, as the effect would have been anti-dilutive in 2011 and 2010.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

10.	INCOME TAXES

At December 31, 2011 and 2010, the components of the Company’s net deferred taxes are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$2,459,000	$3,550,000
Stock-based compensation	98,000	108,000

Total deferred tax assets	$2,557,000	3,658,000

Valuation allowance	(1,977,000)	(3,629,000)

Net deferred tax assets	580,000	29,000

Deferred tax liabilities:
Property, equipment and software
development costs	580,000	29,000

Total deferred tax liabilities	580,000	29,000

Net deferred tax asset	$-	$-

At December 31, 2011 and 2010, the Company had approximately $12,089,000 and $9,630,000, respectively, of net operating loss carryforwards, which begin expiring in 2023.  Realization of the deferred tax asset is dependent on generating sufficient future taxable income.  A valuation allowance on the net deferred tax asset has been provided due to the uncertainty of future taxable income.

11.	401(k) PLAN

The Company implemented a 401(k) Plan (“Plan”) on July 1, 2007 to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. No discretionary contributions were made in 2011 or 2010.

12.	RELATED PARTY TRANSACTION

There were no related party transactions other than the shareholder loans discussed in footnote five.

13.	COMMITMENTS AND CONTINENGENCIES

At December 31, 2011, the Company was obligated under an operating lease for certain office space for approximately $12,000 per month. Commitments for this lease, which expires on September 19, 2013, are as follows:

2012	$147,000
2013	$105,000
$252,000

Rent and occupancy expense was $149,536 and $70,115 for 2011 and 2010, respectively. The gross rent and occupancy expense for 2010 was $146,755 which was offset by $76,640 in shared occupancy revenue from Saltus Technologies, LLC, the entity which purchased digiTicket in February 2010. Saltus shared office space with the Company from February through October, 2010.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

As part of the CEO Steve Signoff’s employee agreement, the Company agreed to pay $2,000 a month for one year for the rental of a condominium in Tulsa, Oklahoma, which will be counted as part of his Cash Salary. At December 31, 2011, the Company is obligated at pay $2,000 per month. Commitments for this lease, which expires July 31, 2012, is $14,000.

14.	CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its receivables. At December 31, 2011, accounts receivable from seven customers comprised approximately 87% of the Company’s total accounts receivable – trade. Revenues from twelve customer approximated 79% of total revenues for 2011.  At December 31, 2010, accounts receivable from three customers comprised approximately 79% of the Company’s total accounts receivable – trade. Revenues from one customer approximated 61% of total revenues for 2010.

15.	SUBSEQUENT EVENTS

The Company issued 3,120,833 shares of compensation shares to management employees in lieu of $171,646 cash compensation for services rendered during the fourth quarter of 2011 which had been recorded at a value of $3,121 in stock based compensation based upon individual tax elections made by each recipient. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 363,635 shares of restricted stock on January 1, 2012 for their fourth quarter 2011 compensation. The Company recorded $4,000 in stock based compensation for each of its five independent directors.

The Company is currently in settlement and licensing discussions with several companies against whom we have brought suits alleging infringement of United States Patent #7,822,816.  On January 30, 2012, additional suits were filed against Facebook, Inc. (Civil Action No. 6:12-cv-44), Hyatt Corporation (Civil Action No. 6:12-cv-45), newegg (Civil Action No. 6:12-cv-46), Wal-Mart Stores, Inc. (Civil Action No. 6:12-cv-47), and YELP! INC. (Civil Action No. 6:12-cv-48). On January 30, 2012, the lawsuit against AT&T Mobility LLC was dismissed with prejudice pursuant to a settlement agreement. On February17, 2012, additional suits were filed against GEICO Insurance Agency, Inc., GEICO Casualty Company and Government Employees Insurance Company (Civil Action No. 6:12:cv-74) and Marriott International, Inc. (Civil Action No. a6:12:cv-76). On February 27, 2012, additional suits were filed against AOL INC. (Civil Action No. 6:12-cv-91) and Inter-continental Hotels Corporation, Six Continents Hotels, Inc. (Civil Action 6:12-cv-92).

On February 17, 2012, the Company began offering the Putable-Callable Debenture Series 2012 and Series C Warrants to raise working capital for the expansion of its marketing of products and services. The debentures bear interest at 8% per annum. Each debenture is accompanied by a warrant to purchase, no later than December 31, 2017, common stock equal to 50% of the then unpaid principal amount of the debenture. On that date, the Company sold $500,000 of debentures to four directors who converted $320,000 of short term promissory notes and invested $180,000 in new proceeds.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

16.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid the years ended December 31 for:

	2011	2010

Interest	$20,789	$13,205

Income taxes	$-	$-

Noncash investing and financing activities for the years ended December 31:

	2011	2010

Stock based compensation	$95,123	$95,351

Stock issued for services	$746,950	$43,250

Debentures and Notes converted to common stock	$150,000	$2,326,280