Form 10-Q
period 2012-03-31
MACROSOLVE INC
filed 2012-05-07
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 4, 2012, there were 163,220,843 shares of the registrant’s common stock outstanding.

MACROSOLVE, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	3

		Statements of Operations for the three months ended March 31, 2012 and 2011 (Unaudited)	4

		Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited)	5

		Notes to Interim Unaudited Financial Statements	6-12

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

	ITEM 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	20
	ITEM 1A.	Risk Factors	20
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
	ITEM 3.	Defaults Upon Senior Securities	22
	ITEM 4.	Mine Safety Disclosures	22
	ITEM 5.	Other Information	22
	ITEM 6.	Exhibits	22

	SIGNATURES		23

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MACROSOLVE, INC.

Interim Unaudited Financial Statements

For the Period Ended March 31, 2012

MACROSOLVE, INC.

BALANCE SHEETS

	3/31/2012	12/31/2011

ASSETS

CURRENT ASSETS:
Cash	$324,628	$273,132
Accounts receivable - trade	389,277	288,201
Prepaid expenses and other	268,525	240,388

Total current assets	982,430	801,721

PROPERTY AND EQUIPMENT, at cost:	263,837	285,976
Less - accumulated depreciation	(165,015)	(188,016)

Net property and equipment	98,822	97,960

OTHER ASSETS:
Note receivable	135,577	135,577
Software development costs, net of accumulated amortization
of $127,440 and $36,316 as of March 31, 2012 and
December 31, 2011, respectively	1,306,698	1,280,903
Other assets	61,770	83,329

Total other assets	1,504,045	1,499,809

TOTAL ASSETS	$2,585,297	$2,399,490

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$-
Revolving Line of Credit	100,000	100,000
Note Payable - Shareholder	6,831	169,306
Accounts payable - trade and accrued liabilities	669,105	631,419
Unearned income	73,894	31,400

Total current liabilities	849,830	932,125

LONG-TERM DEBT, less current maturities
Oklahoma Technology Commercialization Center	237,500	237,500
Convertible debentures	2,096,162	2,621,161
Total long-term debt, less current maturities	2,333,662	2,858,661

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 500,000,000 shares;
issued and outstanding 144,686,945 and 122,386,894 shares, at
March 31, 2012 and December 31, 2011, respectively	1,446,869	1,223,869
Additional paid-in capital	11,334,238	10,059,029
Accumulated deficit	(13,379,302)	(12,674,194)

Total stockholders' (deficit) equity	(598,195)	(1,391,296)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,585,297	$2,399,490

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS
	For the Quarters Ended
For the Periods Ended March 31,	3/31/2012	3/31/2011

REVENUES:
Software products and licensing	$772,126	$20,317
Solution services	80,955	95,686

Net revenues	853,081	116,003

COST OF REVENUES:
Software products and licensing	293,436	-
Solution services	61,199	46,784

Total cost of revenues	354,635	46,784

Gross profit	498,446	69,219

OPERATING EXPENSES:
Solution services	166,735	22,639
Depreciation and amortization	102,069	61,680
Marketing and sales	392,717	132,739
General and administrative	422,433	329,290

Total operating expenses	1,083,954	546,348

Loss from operations	(585,508)	(477,129)

OTHER INCOME (EXPENSE):
Interest income	8	25
Interest expense	(84,144)	(6,313)
Loss on sale of asset	(761)	-
Stock based compensation	(34,625)	(23,988)

Total other expense	(119,522)	(30,276)

LOSS BEFORE INCOME TAXES	(705,030)	(507,405)

INCOME TAXES	-	-

NET LOSS	$(705,030)	$(507,405)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(705,030)	$(507,405)

Loss allocable to common stockholders	$(705,030)	$(507,405)

Basic and diluted loss per share	$(0.01)	$(0.01)
The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS

For the Periods Ended March 31,	3/31/2012	3/31/2011

OPERATING ACTIVITIES:
Net loss	$(705,030)	$(507,405)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	102,069	61,680
Stock based compensation	22,494	24,111
Issuance of stock for services	168,500	402,000
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable - trade	(101,076)	11,542
(Increase) in prepaid expenses and other	(23,137)	(310,801)
Increase in accounts payable - trade and
accrued liabilities	44,904	43,983
Increase in accrued debenture interest	78,738	-
Increase in unearned income	42,495	10,190

Net cash (used in) operating activities	(370,043)	(264,700)

INVESTING ACTIVITIES:
Purchase of equipment	(8,580)	-
Disposal of equipment	761	-
Software development costs	(116,919)	(166,046)

Net cash (used in) provided by investing activities	(124,738)	(166,046)

FINANCING ACTIVITIES:
Deferred offering costs	-	(19,425)
Proceeds from debenture financing	500,000	-
Proceeds from sale of common stock	225,000	-
Repayment of accrued debenture interest	(16,248)	-
Repayments of notes payable	-	(16,925)
Proceeds from shareholder loan, including accrued interest	272,772	100,224
Repayment of shareholder loan, including accrued interest	(435,247)	-
Proceeds from bank line of credit	-	200,000

Net cash provided by financing activities	546,277	263,874

NET INCREASE IN CASH	51,496	(166,872)

CASH, beginning of period	273,132	187,025

CASH, end of period	$324,628	$20,153

The accompanying notes are an integral part of these statements.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended March 31, 2012

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The financial statements as of December 31, 2011 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2011.

2.	DESCRIPTION OF BUSINESS

MacroSolve, Inc. is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma and does business as Illume Mobile. The Company is engaged in the design, delivery and integration of custom solutions for the application of mobile technology in business processes.

3.	NOTE RECEIVABLE

Note receivable at March 31, 2012 and December 31, 2011	March 31, 2012	Dec 31, 2011
Consist of the following:

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

	$135,577	$135,577

4.	DEBENTURES AND NOTES PAYABLE

Notes payable at March 31, 2012 and December 31, 2011	March 31, 2012	Dec 31, 2011
Consist of the following:

 On February 17, 2012, the Company began offering the Putable-Callable Debenture Series 2012 and Series C Warrants to raise working capital for the expansion of its marketing of products and services. The debentures bear interest at 8% per annum. Each debenture is accompanied by a warrant to purchase, no later than December 31, 2017, common stock equal to 50% of the then unpaid principal amount of the debenture. On that date, the Company sold $500,000 of debentures to four directors who converted $320,000 of short term promissory notes and invested $180,000 in new proceeds. Accrued interest as of March 31, 2012 is $4,719.
	$500,000	$-

On July 17, 2011, the Company began offering its Convertible Debentures Series 2011 and Series B Warrants to purchase common stock to accredited investors. The Debentures mature on December 31, 2016. The Company did not establish a minimum or maximum offering size; its goal was $1,000,000 in aggregate subscriptions exclusive of the exchange of previously issued debentures. The proceeds from this offering have been used by the Company for working capital to increase its market share from the sale of mobile apps in dining and other vertical markets and may include working capital for acquired companies. The offering was closed as of December 31, 2011.

The 2011 Debentures earn interest at the annual rate of 12% which will be paid quarterly exclusively from the Debenture Account. Principal on the Debentures will be prepaid quarterly as the Debenture Account permits. The Debenture Account will be set up with a financial institution for the deposit of 25% of any recovery it receives from any judgment or settlement in any infringement case or claim it prosecutes. The Debentures may be converted to common stock by the holder into the number of shares that could have been purchased with 200% of the principal amount of the Debenture, together with accrued and unpaid interest and the shares valued using the weighted average price for a five-day trading period preceding the Debenture investment provided however, that the conversion price shall not be less than ten cents per share at any time and the conversion price shall not be more than ten cents per share for investments made prior to October 1, 2011. By resolution of the Board on December 16, 2011, the ten cent conversion price per share was extended to investments made after October 1, 2011. The Investors also acquired Common Stock Series B Warrants in an amount equal to the shares of common stock that could be purchased at the Debenture conversion price. Each warrant has a term of five years.

During the first quarter of 2012, six of the nineteen investors elected to convert a total of $325,000 Debenture Series 2011 plus Series B Warrants into 6,500,000 shares of common stock. A total of $17,909 in accrued interest on the converted debentures was settled with 179,097 shares of common stock. Accrued interest as March 31, 2012 is $27,058.	$571,161	$-

On April 11, 2011, the Company began offering its Convertible Debentures Series 2011 and Series A Warrants to purchase common stock to accredited investors. The Debentures mature on December 31, 2016. The Company did not establish a minimum or maximum offering size; its goal was $1,000,000 in aggregate subscriptions exclusive of the exchange of previously issued debentures. The proceeds from this offering were used by the Company for working capital to increase its market share from the sale of mobile apps in dining and other vertical markets and may include working capital for acquired companies. The offering was closed on July 13, 2011 with a total of $950,000 in new investments and $725,000 in converted investments.

The 2011 Debentures earn interest at the annual rate of 12% which will be paid quarterly exclusively from the Debenture Account. Principal on the Debentures will be prepaid quarterly as the Debenture Account permits. The Debenture Account will be set up with a financial institution for the deposit of 25% of any recovery it receives from any judgment or settlement in any infringement case or claim it prosecutes. The Debentures may be converted to common stock by the holder into the number of shares that could have been purchased with 200% of the principal amount of the Debenture, together with accrued and unpaid interest and the shares valued using the weighted average price for a five-day trading period preceding the Debenture investment. The Investors also acquired Common Stock Series A Warrants in an amount equal to the shares of common stock that could be purchased at 50% of the Debenture conversion price. Each warrant has a term of five years.

During the first quarter of 2012, five of the sixteen investors elected to convert a total of $650,000 Debenture Series 2011 plus Series A Warrants into 6,884,791 shares of common stock. A total of $68,046 in accrued interest on the converted debentures was settled, $16,167 in cash and $51,879 with 273,625 shares of common stock. Accrued interest as of March 31, 2012 is $106,914.	$1,025,000	$-

On November 8, 2010, the Company began selling Convertible Debentures Series 2010 plus Series B Warrants. The Company did not establish a minimum or maximum offering size; however, it exceeded its goal of $750,000 in aggregate subscriptions. The debentures accrue interest at 2.0% per annum with interest paid at maturity. The offering was closed on November 17, 2010.

The Debentures may be converted into Common Stock by the holders after June 30, 2011. Upon conversion the holder will be entitled to receive the number of shares of Common Stock that could be purchased with two hundred percent (200%) of the face amount of the Debentures together with accrued interest and with the Common Stock valued using the weighted average price for the five-day trading period before the notice of conversion.

Investors acquired common stock purchase warrants, designated by the Company as Class B Warrants, in an amount equal to fifty percent (50%) of the shares of common stock that would be issued upon conversion of the Debentures upon issue. The Warrants have a termination date of December 31, 2015 and have an initial exercise price equal to the weighted average price of the common stock upon grant of the Warrants.

During the first quarter of 2012, the remaining investor elected to convert a total of $50,000 Debenture Series 2010 plus Series B Warrants into 940,734 shares of common stock. Accrued interest of $1,285 is still outstanding at March 31, 2012.	$-	$925,000

Advancing term loan with a financial institution of up to $100,000 with interest only payable monthly at the greater of 5.75% or prime rate plus 1.0% (4.25% at March 31, 2012), until September 2012, and secured by substantially all assets of the company and the personal guarantees of a company director. In exchange for the guaranty, the director receives a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share.	$100,000	$-

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008. The monthly payments were suspended in October 2008 with resumption anticipated upon significant equity raise.	$237,500	$237,500

As of March 31, 2012, maturities of long-term debt are: $-0- in 2012 and $2,333,661 thereafter.

5.	SHAREHOLDER LOANS

In December 2011, four directors each loaned the Company $25,000. The notes were secured by the unencumbered 75% of patent settlement license fees secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at December 31, 2011. The Company agreed to apply ten percent (10%) of the net proceeds from patent settlement license fees to the reduction of principal.  In January and February, 2012, three directors loaned the Company a total of $220,000 on short term promissory notes bearing interest of 12% per annum. The total shareholder loans totaling $320,000 were rolled over to the 2012 convertible debentures in February, 2012.

In January, 2012, the Company repaid a December 2011 director loan of $65,000.

In March, 2012, one director loaned the Company $50,000 on a short term promissory note bearing interest of 12% per annum. The note was repaid on March 30, 2012, including $257 in accrued interest.

The total accrued interest on shareholder loans at March 31, 2012 is $6,831.

6.	EMPLOYEE STOCK PLANS

A summary of activity under the Employee Stock Plans as of March 31, 2012 and changes during the period then ended is presented below:

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price	Shares
Outstanding – December 31, 2011	11,829,507	$0.52	2,990,356
Exercisable – December 31, 2011	5,801,057	$0.52	-
Granted	-	$0.0	3,120,833
Exercised or Vested	49,600	$2.15	(1,206,933)
Forfeited or Expired	(12,894)	$0.69	(30,000)
Outstanding – March 31, 2012	11,816,613	$0.52	4,874,256
Exercisable – March 31, 2012	5,839,013	$0.53	-

The weighted-average grant-date calculated value of options granted during the period ended March 31, 2012 is not applicable.  Options outstanding at March 31, 2012 had an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 2.6 years. Options that were exercisable at March 31, 2012 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 2.5 years.

A summary of the status of the Company’s nonvested options and restricted stock as of and for the Quarter Ended March 31, 2012 is presented below:

	Stock Options
Nonvested Shares	Options	Weighted- Average Grant Date.Calculated Value	Restricted Stock
Nonvested - Beginning of Year 2012	6,028,450	$-	2,990,356
Granted	-	$-	3,120,833
Vested	(49,600)	$-	(1,206,933)
Forfeited	(1,250)	$-	(30,000)
Nonvested–Quarter Ended March 31, 2012	5,977,600	$-	4,874,256

As of March 31, 2012, there was $-0- unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan. The weighted-average remaining vesting period is 6.5 months.

7.	SHAREHOLDERS’ EQUITY

The Company issued a total of 22,362,715 common shares and cancelled a total of 62,666 in the quarter ended March 31, 2012, described further as follows:

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 363,635 shares of restricted stock on January 1, 2012 for their fourth quarter 2011 compensation.

The Company issued 3,120,833 shares of common stock to management employees in lieu of $171,646 cash compensation for services rendered in the fourth quarter of 2011 which had been recorded at a value of $3,121 in stock based compensation based upon individual tax elections made by each recipient. The shares vest six months after issuance and are subject to forfeiture upon voluntary termination of employment. During the first quarter of 2012, 62,666 compensation shares previously issued for services were forfeited.

The Company issued 1,850,000 shares of restricted stock to its national public relations firm in exchange for $168,500 in services to be rendered from February 7, 2012 to August 7, 2012. Of the total shares, 1,350,000 serve as a retainer and the balance of 500,000 are earned 100,000 per month.

The Company issued 2,250,000 shares of restricted stock in a 2012 Private Stock Sale to five qualified investors for $225,000. The shares were accompanied by an equal number of warrants with a $0.15 strike price and termination date of December 31, 2017.

During the first quarter of 2012, six of the nineteen investors elected to convert a total of $325,000 Debenture Series 2010 plus Series B Warrants into 6,500,000 shares of common stock. . A total of $17,909 in accrued interest on the converted debentures was settled with 179,097 shares of common stock.

During the first quarter of 2012, five of the sixteen investors elected to convert a total of $650,000 Debenture Series 2010 plus Series B Warrants into 6,884,791 shares of common stock. A total of $68,046 in accrued interest on the converted debentures was settled, $16,167 in cash and $51,879 with 273,625 shares of common stock.

During the first quarter of 2012, the remaining investor elected to convert a total of $50,000 Debenture Series 2010 plus Series B Warrants into 940,734 shares of common stock.

8.	EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the periods ended March 31, 2012 and 2011:

	For the Quarters Ended March 31,
	2011	2010
Numerator:
Net Loss	$(705,030)	$(507,405)
Numerator for basic and diluted	$(705,030)	$(507,405)

Denominator
Weighted-average number of
common shares outstanding	133,536,921	101,116,161
	$(0.01)	$(0.01)

9.	RELATED PARTY TRANSACTION

There were no related party transactions other than the shareholder loan discussed in footnote five.

10.	SUBSEQUENT EVENTS

The Company issued 1,525,122 shares of compensation shares to management employees in lieu of $141,938 cash compensation for services rendered during the first quarter of 2012 which had been recorded at a value of $15,251 in stock based compensation based upon individual tax elections made by each recipient. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 38,835 shares of restricted stock on April 1, 2012 for their first quarter 2012 compensation. The Company recorded $4,000 in stock based compensation for each of its five independent directors.

During the second quarter of 2012, eight of the nineteen investors elected to convert a total of $371,161 Debenture Series 2011 plus Series B Warrants into 6,423,227 shares of common stock. A total of  $17,848 in accrued interest on the  converted debentures was settled with 178,479 shares of common stock.

During the first quarter of 2012, six of the nineteen investors elected to convert a total of $425,000 Debenture Series 2011 plus Series A Warrants into 4,205,492 shares of common stock. A total of $50,510 in accrued interest on converted debentures was settled with 249,746 shares of common stock.

During the first quarter of 2012, the four investors elected to convert a total of $500,000 Debenture Series 2012 plus Series C Warrants into 6,707,764 shares of common stock. A total of $7,244 in accrued interest on the converted debentures was settled with 82,688 shares of common stock.

The Company issued 250,000 shares of restricted stock in a 20120 Private Stock Sale to one qualified investor for $25,000. The shares were accompanied by an equal number of warrants with a $0.15 strike price and termination date of December 31, 2017.

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during Three Months ended March 31, 2012 and 2011 are:

	2012	2011

Interest	$21,573	$1,294

Income taxes	$-	$-

Noncash activities are as follows for the Three Months ended March 31, 2012 and 2011 are:
	2012	2011

Stock based compensation	$22,494	$24,111

Stock issued for services	$168,500	$402,000

Stock issued for debenture interest	$69,789	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe.” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the mobile computing industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 13, 2012.

Overview

The following MD&A is intended to help the reader understand the results of our operations, financial condition, and cash flows.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

Background

MacroSolve, Inc. (“MacroSolve,” “Illume Mobile,” “we,” “us,” or the “Company”) is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma and does business as Illume Mobile, its go-to-market brand.  MacroSolve is a leading developer and marketer of mobile technologies, apps, and solutions. A mobile solution is typically the combination of mobile handheld devices, wireless connectivity, and software that streamlines business operations resulting in improved efficiencies and cost savings. Leveraging its intellectual property portfolio, MacroSolve generates revenues through licensing, development and sales of its patented technologies including the IllumeSentral™ rapid mobile app development platform and its apps including SaleSentral™, ServiceSentral™, BrandSentral™ and GuardianSentral™; as well as development of customized mobile business apps.

Illume Mobile provides mobile business apps, as well as licensing its core patented technology to companies across the mobile ecosystem. Illume Mobile maintains a dedicated staff of sales, product development and support for the IllumeSentral rapid mobile app development platform, formerly branded as ReForm XT™, and its apps.  Illume Mobile provides solution management, product development, project management, quality assurance and support services to address the needs of a client base seeking to use mobility to improve their process efficiencies and modify software applications so that they can be used in a mobile environment.

Our principal executive offices are located at 1717 South Boulder, Tulsa, Oklahoma 74119. Currently, we have ongoing projects across the United States, operate two websites - ‘www.macrosolve.com’ and ‘www.illumemobile.com’ and maintain multiple social media profiles.

 Plan of Operation

Since March 2011, we have been protecting our intellectual property rights against entities we have identified as potentially infringing our rights. In October 2010, we received U.S. patent #7,822,816, which addresses mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer, and is currently utilized in our ReForm XT™ rapid mobile app development platform. To date, complaints have been filed against 61 defendants and we are continuously identifying potential infringers with more than 250 total potential infringers identified as of the date of this report. Out of these lawsuits, we have received 21 settlements in the form of non-exclusive, perpetual paid-up licenses for licensed products or royalties based on a percentage of revenue.  Our objective in these enforcement actions is not to monopolize or prevent other companies from competing; it is to get a return on our investment in the intellectual property.

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

We capitalized development costs for five products in the quarter ended March 31, 2012. We invested $55,577 enhancing the branding capabilities of an app product called Brand/DineSentral. We also invested $39,599 improving Android functionality and HTML5 functionality of our core ReForm/Insight products. During the quarter ended March 31, 2012, we invested $18,986 in an iPad product called SaleSentral™ bringing the total investment to $87,988; $2,756 in an iPhone product called GuardianSentral™ bringing the total investment to $43,131, and $18,701 total invested to date in an iPad product called SiteSurvey ™.  Ongoing investment in these products is expected to continue in 2012.

Our portfolio of mobile applications includes:

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

Results of Operations

Quarter Ended March 31, 2012 compared to Quarter Ended March 31, 2011 (all references are to the Quarter Ended March 31)

Net Revenues:  Net revenues increased $737,000 or 635%, to $853,000 in the quarter ended March 31, 2012 from $116,000 for the same period in 2011.   Sources of revenue were derived from our IP licensing, software products, and services.  Licensing revenues represented the majority of the net revenues with an increase of $752,000 or 3,760%, for the period to $772,000 from $20,000 for the same period in 2011, which increase is primarily attributable to the licensing of the Company’s products and intellectual property. Services revenue showed a decrease of $15,000, or 16% in 2012 to $81,000 from $96,000 for the same period in 2011.  This was primarily due to a reduction in work under contract from a single legacy professional services customer; that customer’s maintenance and support agreement and additional services decreased from $87,000 in the first quarter of 2011 to $5,000 in the first quarter of 2012. The decrease was offset in 2012 by revenues generated by custom mobile app development and mobile platforms.

Cost of Revenues and Gross Profit:  Cost of revenues for the quarter ended March 31, 2012 increased $308,000, or 655%, from $47,000 in the first quarter of 2011 to $355,000 in 2012. Legal fees associated with licenses sold were $276,000, or 78%, of the first quarter 2012 cost of revenues. The resulting gross profit for the quarter ended March 31, 2012 of $498,000 was up $429,000, or 622%, over the gross profit for the first quarter of 2011 of $69,000.  Gross profit margins were 58% and 59% for the first quarters of 2012 and 2011, respectively.

Operating Expenses:  Operating expenses include marketing and sales expenses, general and administrative expenses and depreciation and amortization expenses.  Operating expenses increased by $538,000 or 99%, in the quarter ended March 31, 2012 to $1,084,000 from $546,000 in the first quarter of 2011. The Company grew from 17 employees in the first quarter of 2011 to 41 employees in the first quarter of 2012, resulting in $342,000 in additional salaries, commissions and benefits. Capitalized development costs, which are offset to operating expenses, decreased by $69,000 or 48% for the first quarter of 2012 to $75,000 from $144,000 in the first quarter of 2011 primarily due to transitioning from a focus on product development to product delivery. Travel and related expenses increased by $18,000 from $5,000 in first quarter of 2011 to $23,000 in the first quarter of 2012 as a result of adding five additional sales staff in Houston, Atlanta and Dallas. The Company increased its marketing efforts in the first quarter of 2012, expending $64,000, or a 237% increase of $45,000, compared to $19,000 for the first quarter of 2011. Marketing efforts included a business development relationship with Donald Trump, Jr. Depreciation and amortization expense increased in 2012 by $40,000 from $62,000 in 2011 to $102,000, primarily due to commencement of amortization of ReForm/Insight platform integration and MoBiz360, offset by the amortization of ReFormXT which became fully amortized in the fourth quarter of 2011.  Public relations and investor relations services increased in the first quarter of 2012 by $32,000, or 28%, to $145,000 from $113,000 in the first quarter of 2011 and were paid using restricted stock valued at $113,000 and $32,000 in cash compared to the use of $77,000 in restricted stock and $36,000 in cash in 2011.

Loss from Operations:  Loss from operations for the quarter ended March 31, 2012 of $586,000 was up $109,000, or 23%, from the loss from operations in 2011 of $477,000, primarily due to costs associated with increasing the workforce by 24 additional employees.

Other Income and Expense:  Total other expenses of $120,000 in the first quarter of 2012 were up $90,000, or 300%, over the total of $30,000 in 2011.  This increase is due to increases in interest expense and in stock based compensation. Interest expense increased $78,000, or 1,300% in 2012 to $84,000 from $6,000 in 2011. In 2012, interest expense consisted of $5,000 paid in cash, primarily to a financial institution, and $79,000 in accrued interest on the 2010, 2011 and 2012 Debenture financings. The accrued interest may be settled in common stock or from patent recoveries.  Stock-based compensation expense, within other expenses, was $35,000 for the quarter ended March 31, 2012 as compared to $24,000 for the quarter ended March 31, 2011, an increase of $11,000, or 46%.

Net Loss: Net loss of $705,000 as of March 31, 2012 was up $198,000, or 39%, from the net loss for the same quarter in 2011 of $507,000, primarily as a result of costs associated with increasing the workforce by 24 employees in support of future growth.

Liquidity and Capital Resources

As of March 31, 2012, the Company had total current assets of $982,430 and total current liabilities of $849,830 resulting in working capital of $132,600. As of March 31, 2012, the Company had cash and cash equivalents of $324,628 and an accumulated deficit of $13,379,303 since operations commenced in 1997.  It is the Company’s intention to raise additional working capital from licensing revenues and the sale of equity or debt securities.

As a result of working capital deficiency and a significant accumulated deficit at December 31, 2011 and a net loss of $2,534,444 in the prior year of 2011, the Company's independent registered public accounting firm's audit report for the year ended December 31, 2011, included herein, contains a qualified opinion and an explanatory paragraph regarding the Company's ability to continue as a going concern.  For the quarter ended March 31, 2012, the Company continued its net losses.  The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to create and market innovative products and services and sustain adequate working capital to finance its operations.

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

The 2010 Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the Debentures, together with accrued but unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period before the notice of conversion. On July 1, 2011, two investors converted an aggregate of $50,000 in 2010 Debentures into 757,576 shares of restricted common stock. On October 20, 2011, one investor converted $100,000 in 2010 Debentures for 1,546,627 shares of restricted common stock. In March 2012, the remaining $50,000 principal amount of 2010 Debentures outstanding was converted into 940,734 shares of restricted common stock.

The 2010 Debenture investors also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2015.  As of March 31 2012, there were Class B Warrants outstanding to purchase an aggregate of 343,591 shares of common stock at exercise prices ranging between $0.2618 and $0.3276.

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

The 2011 Debentures, which mature on December 31, 2016, earn interest at an annual rate of 12%, which will be paid quarterly exclusively from the Debenture Account. Principal on the 2011 Debentures will be paid quarterly at management’s discretion and as the Debenture Account permits. A Debenture Account has been established with a financial institution for the deposit of 25% of the net funds the Company receives from licensing its intellectual property.

The 2011 Class A Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class A Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class A Debenture investment. Any 2011 Class A Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. In March 2012, five investors elected to convert $650,000 in debentures to 6,884,791 shares of common stock. The accrued interest on the converted debentures of $68,046 was settled with $16,167 cash and the issuance of 273,625 shares of common stock. As of March 31, 2012, there was $1,025,000 principal amount of 2011 Class A Debentures outstanding that were convertible into approximately 11,563,025 shares of common stock.

The 2011 Class A Debenture investors also received common stock purchase warrants, designated by the Company as Class A Warrants, which expire on December 31, 2016.  As of March 31, 2012, there were Class A Warrants outstanding to purchase an aggregate of 18,475,827 shares of common stock at exercise prices ranging between $0.063 and $0.109.

The 2011 Class B Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class B Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class B Debenture investment, however the conversion price shall not be less than ten cents per share at any time and the conversion price shall not be more than ten cents per share for investments made prior to October 1, 2011. Any 2011 Class B Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. In March 2012, six investors elected to convert $325,000 in debentures to 6,500,000 shares of common stock. The accrued interest on the converted debentures of $17,910 was settled with the issuance of 179,097 shares of common stock.  As of March 31, 2012, there were $571,161 principal amount of 2011 Class B Debentures outstanding that were convertible into approximately 11,423,227 shares of common stock.

The investors in 2011 Class B Debentures also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2016.  As of March 31, 2012, there were Class B Warrants outstanding to purchase an aggregate of 8,961,614 shares of common stock at exercise prices of $0.10.

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

2012 Common Stock Private Offering

In March 2012, the Company issued an aggregate of nine units (“Units”) to certain investors (the “Purchasers”) for aggregate cash proceeds of $225,000 (the “Financing”). Each Unit had a purchase price of $25,000 per Unit and consisted of Two Hundred Fifty Thousand (250,000) shares of the Company’s common stock, $0.01 par value (the “Common Stock”) and Series C Warrant to purchase Two Hundred Fifty Thousand (250,000) shares of Common Stock (the “Warrants”). The Warrants have an exercise price of $0.15 per share of Common Stock and will be exercisable until December 31, 2017. The Warrants may be exercised by the Purchasers by cashless exercise. In connection with the Financing, the Company granted each Purchaser registration rights upon the occurrence of a specified event.

Other

In January and February 2012, the Company borrowed $220,000 on promissory notes with three directors who are qualified investors.  That notes were secured by the unencumbered 75% of license fees on licensed products secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at December 31, 2012. The Company had previously borrowed $100,000 from four directors in December 2011 under the same terms. On February 17, 2012, the $320,000 in promissory notes was settled by conversion of the notes into 2012 Debentures. Accrued interest of $6,831 at March 31, 2012 is still outstanding. On March 14, 2012, the Company borrowed $50,000 from one director under the same terms with maturity at March 31, 2012. On March 30, 2012, the note was repaid with $247 in accrued interest.

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

To lower its required cash expenditures for the quarter ended March 31, 2012, the Company issued 1,850,000 shares of common stock to vendors and 3,421,802 shares of common stock to directors and employees for compensation for services.

Sources and Uses of Cash

	Three Months ended March 31,
(In thousands)	2012	2011
Cash flow data:
Net cash (used in) operating activities	$(370)	$	$(265)
Net cash (used in) investing activities	(124)		(166)
Net cash provided by financing activities	546		264
Net increase (decrease) in cash and cash equivalents	52		(167)
Cash and cash equivalents, beginning of period	273		187
Cash and cash equivalents, end of period	$325		$$20

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 was $370,000, an increase of $105,000 from the same period in 2011. More cash was used in operating activities primarily due to the workforce growth from 17 employees in the first quarter of 2011 to 41 employees in the first quarter of 2012.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2012 was $124,000, a decrease of $41,000 from the same period in 2011.  Less cash was used in investing activities primarily due to a $49,000 decrease in capitalized software development costs in the first quarter of 2012 compared to 2011 as the Company focused more on delivery of products and services that were being developed in 2011.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $546,000 compared with $264,000 for the same period in 2011, an increase of $282,000.  Cash provided by financing activities in first three months of 2012 was primarily from $225,000 in common stock sold to four qualified investors and the net effect of conversion of director promissory notes into 2012 Debentures.

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

At the quarter ending March 31, 2012 and at fiscal year ending December 31, 2011, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

Property and Equipment:

Property and equipment are recorded at cost.  Depreciation is computed using straight-line methods applied to individual property items based on estimated useful lives.

Revenue Recognition and Unearned Revenue:

Revenues from intellectual property licenses are recognized upon receipt. When intellectual property licenses are received under a contingent fee agreement with the law firm of Antonelli, Harrington & Thompson LLP, the applicable contingent legal expense is recorded as a cost of sale. In the event a non-exclusive intellectual property license is granted within the scope of a contracted project, ten percent (10%) of the contract amount is deemed to be payment for the license.  Revenue from software product licensing is recognized ratably over the license period.  Unearned revenue attributable to software product licensing was $11,446 and $9,423 for the quarters ended March 31, 2012 and 2011, respectively.

Solution services revenues consist primarily of professional services contracted to third party customers under contract for specific projects. Contracted projects that are fixed price are accounted for under the percentage-of-completion method of accounting. Revenue from contracted projects that are for provision of services is recognized at the time the service is provided. Revenue from setup fees, marketing and other services is recognized at the time the service is provided. Unearned revenue attributable to solution services revenues as $62,448 and $9,562 for the quarters ended March 31, 2012 and 2011, respectively.

At March 31, 2012, the Company had approximately $232,000 in unbilled revenue attributable to custom mobile apps and product customization services which are expected to be complete during the second quarter of 2012, an increase of $215,000 from unbilled revenue of $17,000 at March 31, 2011.

Software Development Costs:

The Company accounts for software development costs in accordance with ASC 985-20, “Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  These costs are amortized over three years and are reviewed for impairment at each period end.  Amortization expense approximated $95,110 and $55,969 in the first quarter of 2012 and 2011, respectively.

Realization of software development costs is dependent on the Company generating sufficient future profitability.  Although the Company expects to fully realize the software development costs, that expectation could change in the near term if estimates of future profitability are not achieved.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended March 31, 2012 and December 31, 2011.

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

Effect of Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. The Boards initially proposed a joint model describing when it is appropriate to offset financial assets and liabilities on the balance sheet that would have been close to the more restrictive IFRS approach, but instead decided to focus on developing common disclosure requirements. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under U.S. GAAP and IFRS related to the offsetting of financial instruments. The existing U.S. GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The Company does not offset financial instruments and therefore does not expect the adoption of ASU 2011-11 to have a material effect on our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income”. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 deferring the effective date of ASU 2011-05. ASU 2022-05 amends the guidance in ASC 220 “Comprehensive Income” by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The Company does not have other comprehensive income and therefore does not expect the adoption of ASU 2011-05 to have a material effect on our financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently a party to nineteen legal proceedings we initiated in the United States District Court Eastern District of Texas against thirty-four alleged infringers of our United States Patent #7,822,816. In each action, we claimed that each of defendants, directly or through intermediaries, made, has made, used, imported, provided, supplied, distributed, sold, and/or offered for sale products and/or systems that infringed one or more claims of United States Patent #7,822,816. We asked the Court for relief, including permanent injunctions, damages and costs we incurred because of the infringing activities, including interest and attorney fees. Any resulting litigation, however, will be subject to inherent uncertainties and the favorable outcome of any litigation is inestimable.

A summary of the legal proceedings initiated in 2011 and 2012 by the Company and their status is as follows:

Filing Date	Defendant	Case Number	Status	Date of Disposition (if any)
4-Mar-11	Blue Shoe Mobile Solutions, LLC	6:11-CV-101	(b)	16-Aug-11
4-Mar-11	Brazos Technology Corporation	6:11-CV-101	(b)	30-Nov-11
4-Mar-11	On The Spot Systems, Inc.	6:11-CV-101	(b)	19-Jul-11
4-Mar-11	Formstack, LLC	6:11-CV-101	(b)	21-Dec-11
18-Apr-11	Canvas Solutions, Inc.	6:11-CV-194	(b)	3-Oct-11
18-Apr-11	GeoAge, Inc.	6:11-CV-194	(a)	30-Jun-11
18-Apr-11	Kony Solutions, Inc.	6:11-CV-194	(b)	21-Sep-11
18-Apr-11	Widget Press, Inc.	6:11-CV-194	(a)	6-Jul-11
18-Apr-11	Pogo Corporation	6:11-CV-194	(a)	30-Jun-11
18-Apr-11	SWD Interactive, LLC	6:11-CV-194	(a)	11-Aug-11
6-Jun-11	Agilis Systems, LLC	6:11-CV-287	Open	N/A
6-Jun-11	Antenna Software, Inc.	6:11-CV-287	(b)	12-Apr-12
6-Jun-11	Cengea Solutions, Inc.	6:11-CV-287	(b)	29-Sep-11
6-Jun-11	Data Systems International, Inc.	6:11-CV-287	(b)	28-Nov-11
6-Jun-11	Environmental Systems Research Institute, Inc.	6:11-CV-287	Open	N/A
6-Jun-11	Invensys Systems, Inc. (d/b/a Invensys Operations Management)	6:11-CV-287	Open	N/A
6-Jun-11	TrueContext Mobile Solutions Corporation	6:11-CV-287	Open	N/A
6-Jun-11	Spring Wireless USA, Inc.	6:11-CV-287	Open	N/A
6-Jun-11	Zerion Software, Inc.	6:11-CV-287	(b)	4-Jan-12
6-Jun-11	BizSpeed, Inc.	6:11-CV-287	Open	N/A
6-Jun-11	Syclo, LLC	6:11-CV-287	(b)	1-Nov-11
6-Jun-11	Xora, Inc.	6:11-CV-287	Open	N/A
6-Jun-11	Spira Data Corp.	6:11-CV-287	Open	N/A
6-Jun-11	Survey Analytics LLC	6:11-CV-287	(b)	3-Jan-12
6-Jun-11	The DataMax Software Group Inc.	6:11-CV-287	Open	N/A
6-Jun-11	Ventyx Inc.	6:11-CV-287	Open	N/A
6-Jun-11	Air2Web Inc.	6:11-CV-287	Open	N/A
6-Jun-11	General Data Company, Inc.	6:11-CV-287	Open	N/A
6-Jun-11	RealTime Results, LLC	6:11-CV-287	Open	N/A
6-Jun-11	Millennium Information Technology, Inc. (d/b/a MIT Systems, Inc.)	6:11-CV-287	Open	N/A
15-Sep-11	AT&T Inc.	6:11-CV-490	(a)	19-Dec-11
15-Sep-11	AT&T Mobility LLC	6:11-CV-490	(b)	2-Feb-12
15-Sep-11	SalesForce.com, Inc.	6:11-CV-490	(b)	3-Jan-12
15-Sep-11	Dell Inc dba Dell Services	6:11-CV-490	(a)	4-Apr-12
15-Sep-11	Groupon, Inc.	6:11-CV-490	(b)	19-Apr-12
15-Sep-11	Living Social, Inc.	6:11-CV-490	(b)	3-Jan-12
15-Sep-11	Citigroup Inc.	6:11-CV-490	Open	N/A
3-Oct-11	Whoop, Inc.	6:11-CV-523	Open	N/A
12-Dec-11	Whoop Partners, LLC	6:11-CV-523	Open	N/A
21-Dec-11	American Airlines, Inc.	6:11-CV-685	Open	N/A
21-Dec-11	Avis Rent A Car System, LLC	6:11-CV-686	Open	N/A
21-Dec-11	Continental Airlines, Inc.	6:11-CV-687	Open	N/A
21-Dec-11	The Hertz Corporation	6:11-CV-688	(b)	4-Apr-12
21-Dec-11	Hipmunk, Inc.	6:11-CV-689	Open	N/A
21-Dec-11	Hotels.com, L.P.	6:11-CV-690	(b)	9-Apr-12
21-Dec-11	Priceline.com Incorporated	6:11-CV-691	(b)	9-Apr-12
21-Dec-11	Southwest Airlines Co.	6:11-CV-692	Open	N/A
21-Dec-11	Travelocity.com LP	6:11-CV-693	(b)	9-Apr-12
21-Dec-11	United Air Lines, Inc.	6:11-CV-694	Open	N/A
30-Jan-12	Facebook, Inc.	6:12-CV-44	Open	N/A
30-Jan-12	Hyatt Corporation	6:12-CV-45	Open	N/A
30-Jan-12	newegg, Inc.	6:12-CV-46	Open	N/A
30-Jan-12	Wal-Mart Stores, Inc.	6:12-CV-47	Open	N/A
30-Jan-12	YELP! INC.	6:12-CV-48	(b)	9-Apr-12
17-Feb-12	GEICO Insurance Agency, Inc.	6:12-CV-74	Open	N/A
17-Feb-12	GEICO Casualty Company and Government Employees Insurance Company	6:12-CV-74	Open	N/A
17-Feb-12	Marriott International, Inc.	6:12-CV-76	Open	N/A
27-Feb-12	AOL INC.	6:12-CV-91	Open	N/A
27-Feb-12	Inter-continental Hotels Corporation	6:12-CV-92	Open	N/A
27-Feb-12	Six Continents Hotels, Inc.	6:12-CV-92	Open	N/A
23-Mar-12	Bank of America Corporation and Bank of America, N.A.	6:12-CV-193	Open	N/A
23-Mar-12	MovieTickets.com, Inc.	6:12-CV-194	Open	N/A

(a) Lawsuit dismissed without prejudice.
(b) Lawsuit dismissed with prejudice pursuant to a settlement agreement.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock issuances

The Company issued 3,120,833 shares of compensation shares to employees in lieu of $171,646 cash compensation for services rendered during the fourth quarter of 2011 which had been recorded at a value of $3,121 in stock based compensation based upon individual tax elections made by each recipient. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 363,635 shares of restricted stock on January 1, 2012 for their fourth quarter 2011 compensation. The Company recorded $4,000 in stock based compensation for each of its five independent directors.

The Company issued 1,850,000 shares of restricted common stock to a consulting firm in exchange for investor relations services valued at $168,500 to be rendered between February and August, 2012. The service agreement calls for 1,350,000 shares to be issued irrevocably and 100,000 shares per month for the following five months, which shares shall be deemed earned as of the first working day of each month. If the Company terminates the agreement prior to the fifth month of the agreement, the consulting firm shall only earn the shares prior to the termination. During the term of the agreement, the consulting firm is entitled to receive an additional 1,500,000 share by meeting specific goals requiring substantial effort. As of May 4, 2012, the consulting firm is not entitled to any bonus shares.

The Company issued 940,734 shares of restricted stock upon final conversion of the Convertible Debentures Series 2010. The Company issued 6,884,791 shares of restricted stock for principal and 273,625 shares of restricted stock for accrued interest upon conversion of 2011 Class A Debentures. The Company issued 6,500,000 shares of restricted stock for principal and 179,097 shares of restricted stock for accrued interest upon conversion of 2011 Class B Debentures.

February 2012 private placement

On February 17, 2012, the Company issued (i) convertible debentures in the aggregate principal amount of $500,000 (the “Debentures”) and (ii) Series C warrants (the “Warrants”) to purchase shares of common stock of the Company (“Common Stock”) to certain investors (the “Investors”) for aggregate cash proceeds of $180,000 and the exchange of $320,000 in previously issued promissory notes.  There were four Investors, who are all directors of the Company.

The Debentures accrue interest at an annual rate of 8%, which will be paid quarterly exclusively from the Debenture Account (as hereinafter defined). Principal on the Debentures will be paid quarterly, on a pro rata basis with all Debentures, as the Debenture Account permits, but only after all accrued interest has been paid. The Debenture Account is a bank account established with a financial institution for the deposit of 25% of any funds the Company receives from any judgment or settlement in any patent infringement cases involving United States Patent Number 7,822,816.

The Debentures mature on December 31, 2019, to the extent not previously repaid.  Any Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of such number of shares of Common Stock equal to the outstanding principal and/or accrued interest divided by the volume weighted average price per share of the Company’s Common Stock for the three trading days prior to the maturity date (the “Conversion Price”).

The Investor has the right, at any time after December 31, 2017, to require the Debentures to be repaid in full by cash from the Debenture Account, and to the extent such cash is not available, by shares of Common Stock at the Conversion Price.  The Company has the right, at any time after December 31, 2018, to require the Debentures to be repaid in full by cash, shares of Common Stock at the Conversion Price, or a combination of cash and shares of Common Stock.

The Warrants are exercisable at an exercise price of $0.10 per share until the earlier of December 31, 2019 or when the Investor no longer holds any Debentures. The Warrants are also exercisable on a cashless basis at any time.  The number of shares of Common Stock issuable upon exercise of the Warrants is equal to 50% of the then outstanding principal amount of the Debenture held by such Investor divided by the Conversion Price.

March 2012 private placement

Between March 26 and March 31, 2012, the Company issued an aggregate of nine units (“Units”) to certain investors (the “Purchasers”) for aggregate cash proceeds of $225,000 (the “Financing”).

Each Unit had a purchase price of $25,000 per Unit and consisted of Two Hundred Fifty Thousand (250,000) shares of the Company’s common stock, $0.01 par value (the “Common Stock”) and Series D Warrant to purchase Two Hundred Fifty Thousand (250,000) shares of Common Stock (the “Warrants”). The Warrants have an exercise price of $0.15 per share of Common Stock and will be exercisable until December 31, 2017. The Warrants may be exercised by the Purchasers by cashless exercise. In connection with the Financing, the Company granted each Purchaser registration rights upon the occurrence of a specified event.

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

Item 4. Mine Safety Disclosures

None.

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

MACROSOLVE, INC.

Date: May 7, 2012	By:	/s/ STEVE SIGNOFF
Steve Signoff
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2012	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)