Form 10-Q
period 2012-06-30
MACROSOLVE INC
filed 2012-08-13
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-150332

MACROSOLVE, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1518725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1717 South Boulder Ave., Suite 700
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

As of August 2, 2012 there were 174,952,780 shares of the registrant’s common stock outstanding.

MACROSOLVE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MACROSOLVE, INC.

Interim Unaudited Financial Statements

For the Period Ended June 30, 2012

MACROSOLVE, INC.

BALANCE SHEETS

	6/30/2012	12/31/2011

ASSETS

CURRENT ASSETS:
Cash	$99,196	$273,132
Accounts receivable - trade	367,266	288,201
Prepaid expenses and other	135,355	240,388

Total current assets	601,817	801,721

PROPERTY AND EQUIPMENT, at cost:	263,836	285,976
Less - accumulated depreciation	(171,906)	(188,016)
Total cost of revenues
Net property and equipment	91,930	97,960

OTHER ASSETS:
Note receivable	135,577	135,577
Software development costs, net of accumulated amortization
of $169,564 and $36,316 as of June 30, 2012 and
December 31, 2011, respectively	1,315,044	1,280,903
Other assets	61,066	83,329

Total other assets	1,511,687	1,499,809

TOTAL ASSETS	$2,205,434	$2,399,490

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$-
Revolving Line of Credit	100,000	100,000
Note Payable - Shareholder	459,842	169,306
Accounts payable - trade and accrued liabilities	370,554	631,419
Unearned income	53,614	31,400

Total current liabilities	984,010	932,125

LONG-TERM DEBT, less current maturities
Oklahoma Technology Commercialization Center	237,500	237,500
Convertible debentures	150,000	2,621,161
Total long-term debt, less current maturities	387,500	2,858,661

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 500,000,000 shares;
issued and outstanding 174,952,780 and 122,386,894 shares, at
June 30, 2012 and December 31, 2011, respectively	1,749,527	1,223,869
Additional paid-in capital	13,242,622	10,059,029
Accumulated deficit	(14,158,225)	(12,674,194)

Total stockholders' (deficit) equity	833,924	(1,391,296)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,205,434	$2,399,490

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF OPERATIONS

	For the Quarters Ended		Year to Date
For the Periods Ended June 30,	6/30/2012	6/30/2011	2012	2011

REVENUES:
Software products and licensing	$237,309	$52,244	$1,009,435	$72,560
Solution services	335,127	167,187	416,082	262,871

Net revenues	572,436	219,431	1,425,517	335,431

COST OF REVENUES:
Software products and licensing	74,512	-	367,948	-
Solution services	169,096	98,629	230,295	145,413

Total cost of revenues	243,608	98,629	598,243	145,413

Gross profit	328,828	120,802	827,274	190,018

OPERATING EXPENSES:
Solution services	156,069	49,339	322,804	174,797
Depreciation and amortization	94,550	62,047	196,619	123,727
Marketing and sales	357,981	132,668	750,698	162,586
General and administrative	445,868	540,134	868,301	869,421

Total operating expenses	1,054,468	784,188	2,138,422	1,330,531

Loss from operations	(725,640)	(663,386)	(1,311,148)	(1,140,513)

OTHER INCOME (EXPENSE):
Interest income	20	61	28	86
Interest expense	(32,012)	(30,607)	(116,156)	(36,919)
Loss on sale of asset	-	(235)	(761)	(235)
Stock based compensation	(21,802)	(28,550)	(56,427)	(52,538)

Total other expense	(53,794)	(59,331)	(173,316)	(89,606)

LOSS BEFORE INCOME TAXES	(779,434)	(722,717)	(1,484,464)	(1,230,119)

INCOME TAXES	-	-	-	-

NET LOSS	$(779,434)	$(722,717)	$(1,484,464)	$(1,230,119)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(779,434)	$(722,717)	$(1,484,464)	$(1,230,119)

Loss allocable to common stockholders	$(779,434)	$(722,717)	$(1,484,464)	$(1,230,119)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS

For the Periods Ended June 30,	6/30/2012	6/30/2011

OPERATING ACTIVITIES:
Net loss	$(1,484,464)	$(1,230,119)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	196,618	123,727
Stock based compensation	60,834	51,386
Issuance of stock for services	223,500	415,000
Changes in current assets and liabilities:
(Increase) in accounts receivable - trade	(79,065)	(41,741)
Decrease in inventory	-	11,017
Decrease (Increase) in prepaid expenses and other	110,466	(108,257)
(Decrease) Increase in accounts payable - trade and
accrued liabilities	(131,349)	62,915
Increase in accrued debenture interest	102,981	-
Increase in unearned income	22,214	19,717

Net cash (used in) operating activities	(978,265)	(696,355)

INVESTING ACTIVITIES:
Purchase of equipment	(8,580)	(12,405)
Disposal of equipment	760	237
Software development costs	(212,220)	(309,788)

Net cash (used in) provided by investing activities	(220,040)	(321,956)

FINANCING ACTIVITIES:
Debenture financing converted to common stock	(2,971,161)	-
Common stock issued for debenture conversions	2,971,161	-
Proceeds from shareholder loan, including accrued interest	727,782	100,224
Repayment of shareholder loan, including accrued interest	(437,246)	(50,224)
Proceeds from debenture financing	500,000	1,675,000
Repayment of debenture financing	-	(725,000)
Proceeds from sale of common stock	250,000	-
Repayment of accrued debenture interest	(232,497)	-
Common stock issued for accrued debenture interest	216,330	-
Repayments of notes payable	-	(29,857)
Deferred offering costs	-	(26,175)
Proceeds from bank line of credit	-	200,000
Repayment of bank line of credit	-	(100,000)

Net cash provided by financing activities	1,024,369	1,043,968

NET INCREASE IN CASH	(173,936)	25,657

CASH, beginning of period	273,132	187,025

CASH, end of period	$99,196	$212,682

The accompanying notes are an integral part of these statements.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended June 30, 2012

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

3.	NOTE RECEIVABLE

Note receivable at June 30, 2012 and December 31, 2011	June 30, 2012	Dec 31, 2011
Consist of the following:

Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (8.25% at September 30, 2009), due June 30, 2011. The note may be converted to common stock of the borrower prior to the due date at MacroSolve’s discretion. The Company is currently evaluating the conversion option.	$135,577	$135,577

4.	DEBENTURES AND NOTES PAYABLE

Notes payable at June 30, 2012 and December 31, 2011	June 30, 2012	Dec 31, 2011
consist of the following:

On February 17, 2012, the Company began offering the Putable-Callable Debenture Series 2012 and Series C Warrants to raise working capital for the expansion of its marketing of products and services. The debentures bear interest at 8% per annum. Each debenture is accompanied by a warrant to purchase, no later than December 31, 2017, common stock equal to 50% of the then unpaid principal amount of the debenture. On that date, the Company sold $500,000 of debentures to four directors who converted $320,000 of short term promissory notes and invested $180,000 in new proceeds. On April 23, 2012, the directors converted $500,000 of debentures and $7,243 in accrued interest to 5,790,452 shares of restricted common stock.	$-	$-

On July 17, 2011, the Company began offering its Convertible Debentures Series 2011 and Series B Warrants to purchase common stock to accredited investors. The Debentures mature on December 31, 2016. The Company did not establish a minimum or maximum offering size; its goal was $1,000,000 in aggregate subscriptions exclusive of the exchange of previously issued debentures. The $725,000 proceeds from this offering have been used by the Company for working capital to increase its market share from the sale of mobile apps in dining and other vertical markets and may include working capital for acquired companies. On December 31, 2011, three Directors converted a total of $171,161 in short term promissory notes to the offering. The offering was closed as of December 31, 2011.

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

During the first half of 2012, eighteen of the nineteen investors elected to convert a total of $846,161 Debenture Series 2011 plus Series B Warrants into 16,923,227 shares of common stock. A total of $45,941 in accrued interest on the converted debentures was settled with 459,412 shares of common stock. Accrued interest as June 30, 2012 is $4,175.	$50,000	$-

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

During the first half of 2012, fifteen of the sixteen investors elected to convert a total of $1,575,000,000 Debenture Series 2011 plus Series A Warrants into 16,831,553 shares of common stock. A total of $179,312 in accrued interest on the converted debentures was settled, $16,167 in cash and $163,145 with 870,543 shares of common stock. Accrued interest as of June 30, 2012 is $106,914.	$100,000	$-

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

During the first quarter of 2012, the remaining investor elected to convert a total of $50,000 Debenture Series 2010 plus Series B Warrants into 940,734 shares of common stock. Accrued interest of $1,285 is still outstanding at June 30, 2012.	$-	$925,000

Advancing term loan with a financial institution of up to $100,000 with interest only payable monthly at the greater of 5.75% or prime rate plus 1.0% (4.25% at June 30, 2012), until September 2012, and secured by substantially all assets of the company and the personal guarantees of a company director. In exchange for the guaranty, the director receives a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share.	$100,000	$-

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008. The monthly payments were suspended in October 2008 with resumption anticipated upon significant equity raise.	$237,500	$237,500

As of June 30, 2012, maturities of long-term debt are: $-0- in 2012 and $387,500 thereafter.

5.	SHAREHOLDER LOANS

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

In May and June, 2012, four directors loaned a total of $449,300. The notes were secured by the unencumbered 75% of patent settlement license fees secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at September 30, 2012.

The total accrued interest on shareholder loans at June 30, 2012 is $10,542.

6.	EMPLOYEE STOCK PLANS

A summary of activity under the Employee Stock Plans as of June 30, 2012 and changes during the period then ended is presented below:

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price	Shares
Outstanding – March 31, 2012	11,816,613	$0.52	4,874,256
Exercisable – March 31, 2012	5,839,013	$0.53	-
Granted	27,700,000	$0.26	1,866,986
Exercised or Vested	202,000	$0.54	(996,232)
Forfeited or Expired	(6,180,000)	$0.49	( -)
Outstanding – June 30, 2012	33,336,613	$0.31	5,712,010
Exercisable – June 30, 2012	5,761,013	$0.52	-

The weighted-average grant-date calculated value of options granted during the period ended June 30, 2012 is not applicable.  Options outstanding at June 30, 2012 had an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 2.4 years. Options that were exercisable at June 30, 2012 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 2.3 years.

A summary of the status of the Company’s nonvested options and restricted stock as of and for the Quarter Ended June 30, 2012 and March 31, 2012 is presented below:

	Stock Options
Nonvested Shares	Options	Weighted- Average Grant Date.Calculated Value	Restricted Stock
Nonvested - Beginning of Year 2012	6,028,450	$-	2,990,356
Granted	-	$-	3,120,833
Vested	(49,600)	$-	(1,206,933)
Forfeited	(1,250)	$-	(30,000)
Nonvested–Quarter Ended March 31, 2012	5,977,600	$-	4,874,256
Granted	27,700,000	$-	1,833,986
Vested	(202,000)	$-	(996,232)
Forfeited or cancelled	(5,900,000)	$-	-
Nonvested–Quarter Ended June 30, 2012	27,575,600	$-	5,712,010

As of June 30, 2012, there was $-0- unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan. The weighted-average remaining vesting period is 5.9 months.

7.      SHAREHOLDERS’ EQUITY

The Company issued a total of 30,265,835 common shares in the quarter ended June 30, 2012, described further as follows:

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 194,175 shares of restricted stock on April 1, 2012 for their first quarter 2012 compensation.

The Company issued 1,783,986 shares of common stock to management employees in lieu of $173,750 cash compensation for services rendered in the first quarter of 2012 which had been recorded at a value of $17,840 in stock based compensation based upon individual tax elections made by each recipient. The Company issued 50,000 shares of common stock as a bonus to the Vice President of Operations which was recorded at a value of $500 in stock based compensation based upon the individual’s tax election. The shares vest six months after issuance and are subject to forfeiture upon voluntary termination of employment.

The Company issued 750,000 shares of restricted stock to a financial advisory firm in exchange for $45,000 in services to be rendered from May 10, 2012 to October 18, 2012. The agreement calls for an additional payment of 750,000 shares of restricted stock in the event the Company files another form S-1. The Company issued 200,000 shares of restricted stock to its securities law firm in exchange for $10,000 in additional services.

The Company issued 250,000 shares of restricted stock in a 2012 Private Stock Sale to one qualified investor for $25,000. The shares were accompanied by an equal number of warrants with a $0.15 strike price and termination date of December 31, 2017.

During the second quarter of 2012, twelve of the nineteen investors elected to convert a total of $521,161 Debenture Series 2011 plus Series B Warrants into 10,423,227 shares of common stock. . A total of $28,031 in accrued interest on the converted debentures was settled with 280,315 shares of common stock.

During the second quarter of 2012, ten of the sixteen investors elected to convert a total of $925,000 Debenture Series 2011 plus Series A Warrants into 9,946,762 shares of common stock. A total of $111,266 in accrued interest on the converted debentures was settled with 596,918 shares of common stock.

During the second quarter of 2012, all four investors elected to convert a total of $500,000 Debenture Series 2012 plus Series C Warrants into 5,707,764 shares of common stock. A total of $7,243 in accrued interest on the converted debentures was settled with 82,688 shares of common stock.

8.      EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the periods ended June 30, 2012 and 2011:

	For the Quarters Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net Loss	$(779,434)	$(722,717)	$(1,484,464)	$(1,230,119)
Numerator for basic and diluted	$(779,434)	$(722,717)	$(1,484,464)	$(1,230,119)

Denominator:
Weighted-average number of
common shares outstanding	159,819,863	101,116,161	159,819,863	101,161,161

	$(0.01)	$(0.01)	$(0.01)	$(0.01)

9.	RELATED PARTY TRANSACTION

There were no related party transactions other than the shareholder loan discussed in footnote five.

10.	SUBSEQUENT EVENTS

The Company issued 2,713,170 shares of compensation shares to management employees in lieu of $141,938 cash compensation for services rendered during the second quarter of 2012 which had been recorded at a value of $2,713 in stock based compensation based upon individual tax elections made by each recipient. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 70,175 shares of restricted stock on July 1, 2012 for their second quarter 2012 compensation. The Company recorded $4,000 in stock based compensation for each of its four independent directors.

Sale of Illume Mobile assets

On July 31, 2012 (the “Closing Date”), MacroSolve, Inc. (the "Company”) entered into an asset purchase agreement (the “Purchase Agreement”) with DecisionPoint Systems, Inc. (the “Buyer”). Pursuant to the Purchase Agreement, effective on the Closing Date, the Company sold substantially all of the assets relating to its Illume Mobile business, for a purchase price of $1,000,000, of which $250,000 was paid in cash and $750,000 was paid in the form of 617,284 shares of the Buyer’s common stock (valued at $1.215 per share based on the 20 day volume weighted average price). The Company has the right to receive an earn-out payment from the Buyer (the “Earn-Out Payment”) of up to $500,000 (of which 50% will be paid in cash, and 50% will be paid in shares of common stock of the Buyer, valued at the last closing price of the Buyer’s common stock on the one year anniversary of the Closing Date), within 30 days of the one year anniversary of the Closing Date, which will be determined as follows:

(a)  If Net Revenue (as defined in the Purchase Agreement) attributable to the assets purchased under the Purchase Agreement, during the one year period commencing on the Closing Date) is $1,500,000 or less, the Earn-Out Payment will be $0;

(b) If Net Revenue is greater than $1,500,000 but less than $2,000,000, the Earn-Out Payment will be $100,000;

(c)  If Net Revenue is at least $2,000,000 but less than $3,000,000, the Earn-Out Payment will be equal to the sum of (i) $100,000 plus (ii) 40% of the amount that the Net Revenue amount exceeds $2,000,000; and

(d) If Net Revenue is $3,000,000 or more, the Earn-Out Payment will be $500,000.

In connection with the Purchase Agreement, on the Closing Date, the Company and the Buyer entered into a patent license agreement (the “License Agreement”), pursuant to which the Company granted the Buyer a non-exclusive license under a patent held by the Company pertaining to information collection using mobile computers (the “Licensed Patent”) to make, have made, sell, offer for sale or import any product or service which in the absence of the License Agreement would infringe at least one claim of the Licensed Patent (including specifically the Company’s ReForm™ Development Platform) in and into the United States and to practice the Licensed Methods (as defined in the License Agreement), in the United States, during the term of the Licensed Patent. The Buyer agreed to pay the Company a licensing fee/royalty payment of (i) 7.5% of Net Revenues (as defined in the License Agreement) received from the sale of Software Products (as defined in the License Agreement) and/or Licensed Methods, and (ii) 5% of Net Revenues from the sale of Custom Development Services (as defined in the License Agreement). The Company also granted the Buyer an option to purchase a non-exclusive perpetual license under the Licensed Patent at a purchase price of $500,000.

In connection with the Purchase Agreement, on the Closing Date, the Company and the Buyer entered into a non-competition and non-solicitation agreement (the “Non-Competition Agreement”). Pursuant to the Non-Competition Agreement, for a period of three years commencing on the Closing Date, the Company agreed not to engage in activities in the United States and Canada competitive with the products sold by the Company’s Illume Mobile business as of July 31, 2012, and the Buyer agreed not to engage in activities in the United States and Canada competitive with the products sold by the Company (not related to the assets sold pursuant to the Purchase Agreement). The Company also agreed, for a period of three years, commencing on the Closing Date, not to solicit or hire (unless such employee has been terminated by the Buyer) employees of the Buyer, and the Buyer agreed, for a period of three years commencing on the Closing Date, not to solicit employees of the Company (except as contemplated by the Purchase Agreement).

The descriptions of the terms of the Purchase Agreement, the License Agreement, and the Non-Competition Agreement do not purport to be complete and are qualified in their entirety by these agreements, which contain all of the terms, conditions and covenants, and are filed herewith as exhibits.

Steve Signoff Resignation

On August 1, 2012, Steve Signoff resigned for personal reasons, effective immediately, as President and Chief Executive Officer of the Company.  In submitting his resignation, Mr. Signoff did not express any disagreement with the Company on any matter relating to the registrant’s operations, policies or practices. Mr. Signoff remains as a director of the Company.

Randy Ritter Resignation

On August 1, 2012, Randy Ritter resigned for personal reasons, effective immediately, as Chief Operating Officer of the Company.  In submitting his resignation, Mr. Ritter did not express any disagreement with the Company on any matter relating to the registrant’s operations, policies or practices.

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during Six Months ended June 30, 2012 and 2011 are:

	2012	2011

Interest	$29,342	$10,579

Income taxes	$-	$-

Noncash activities are as follows for the Six Months ended June 30, 2012 and 2011 are:

	2012	2011

Stock based compensation	$60,834	$52,538

Stock issued for services	$223,500	$415,000

Stock issued for debenture interest	$216,330	$-

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

Business Overview

MacroSolve, Inc. (“MacroSolve,” “we,” “us,” or the “Company”) is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma.  We are focused on intellectual property licensing and enforcement of our patent in the mobile app market development space.  Our principal executive offices are located at 1717 South Boulder, Tulsa, Oklahoma 74119.

Since March 2011, we have been protecting our intellectual property rights against entities we have identified as potentially infringing our rights. In October 2010, we received U.S. patent #7,822,816, which addresses mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer, and is currently utilized in our ReForm XT™ rapid mobile app development platform. To date, complaints have been filed against 69 defendants and we are continuously identifying potential infringers. Out of these lawsuits, we have received 23 settlements in the form of non-exclusive, perpetual paid-up licenses for licensed products or royalties based on a percentage of revenue.  Our objective in these enforcement actions is not to monopolize or prevent other companies from competing; it is to get a return on our investment in the intellectual property.

Recent Transactions

On July 31, 2012 (the “Closing Date”), the Company entered into an asset purchase agreement (the “Purchase Agreement”) with DecisionPoint Systems, Inc. (the “Buyer”). Pursuant to the Purchase Agreement, effective on the Closing Date, the Company sold substantially all of the assets relating to its Illume Mobile business, for a purchase price of $1,000,000, of which $250,000 was paid in cash and $750,000 was paid in the form of 617,284 shares of the Buyer’s common stock (valued at $1.215 per share based on the 20 day volume weighted average price). The Company has the right to receive an earn-out payment from the Buyer (the “Earn-Out Payment”) of up to $500,000 (of which 50% will be paid in cash, and 50% will be paid in shares of common stock of the Buyer, valued at the last closing price of the Buyer’s common stock on the one year anniversary of the Closing Date), within 30 days of the one year anniversary of the Closing Date, which will be determined as follows:

(a)  If Net Revenue (as defined in the Purchase Agreement) attributable to the assets purchased under the Purchase Agreement, during the one year period commencing on the Closing Date) is $1,500,000 or less, the Earn-Out Payment will be $0;

(b) If Net Revenue is greater than $1,500,000 but less than $2,000,000, the Earn-Out Payment will be $100,000;

(c)  If Net Revenue is at least $2,000,000 but less than $3,000,000, the Earn-Out Payment will be equal to the sum of (i) $100,000 plus (ii) 40% of the amount that the Net Revenue amount exceeds $2,000,000; and

(d) If Net Revenue is $3,000,000 or more, the Earn-Out Payment will be $500,000.

In connection with the Purchase Agreement, on the Closing Date, the Company and the Buyer entered into a patent license agreement (the “License Agreement”), pursuant to which the Company granted the Buyer a non-exclusive license under a patent held by the Company pertaining to information collection using mobile computers (the “Licensed Patent”) to make, have made, sell, offer for sale or import any product or service which in the absence of the License Agreement would infringe at least one claim of the Licensed Patent (including specifically the Company’s ReForm™ Development Platform) in and into the United States and to practice the Licensed Methods (as defined in the License Agreement), in the United States, during the term of the Licensed Patent. The Buyer agreed to pay the Company a licensing fee/royalty payment of (i) 7.5% of Net Revenues (as defined in the License Agreement) received from the sale of Software Products (as defined in the License Agreement) and/or Licensed Methods, and (ii) 5% of Net Revenues from the sale of Custom Development Services (as defined in the License Agreement). The Company also granted the Buyer an option to purchase a non-exclusive perpetual license under the Licensed Patent at a purchase price of $500,000.

In connection with the Purchase Agreement, on the Closing Date, the Company and the Buyer entered into a non-competition and non-solicitation agreement (the “Non-Competition Agreement”). Pursuant to the Non-Competition Agreement, for a period of three years commencing on the Closing Date, the Company agreed not to engage in activities in the United States and Canada competitive with the products sold by the Company’s Illume Mobile business as of July 31, 2012, and the Buyer agreed not to engage in activities in the United States and Canada competitive with the products sold by the Company (not related to the assets sold pursuant to the Purchase Agreement). The Company also agreed, for a period of three years, commencing on the Closing Date, not to solicit or hire (unless such employee has been terminated by the Buyer) employees of the Buyer, and the Buyer agreed, for a period of three years commencing on the Closing Date, not to solicit employees of the Company (except as contemplated by the Purchase Agreement).

Results of Operations

Quarter Ended June 30, 2012 compared to Quarter Ended June 30, 2011 (all references are to the Quarter Ended June 30)

Net Revenues:  Net revenues increased $353,000 or 161%, to $572,000 in the quarter ended June 30, 2012 from $219,000 for the same period in 2011.   Sources of revenue were derived from our IP licensing, software products, and services.  Licensing revenues represented a significant increase in net revenues with an increase of $185,000 or 356%, for the period to $237,000 from $52,000 for the same period in 2011, which increase is primarily attributable to the licensing of the Company’s products and intellectual property. Services revenue increased $168,000, or 101%, in 2012 to $335,000 from $167,000 for the same period in 2011.  This was primarily due to revenues generated by custom mobile app development.

Cost of Revenues and Gross Profit:  Cost of revenues for the quarter ended June 30, 2012 increased $145,000, or 146%, from $99,000 in the second quarter of 2011 to $244,000 in 2012. Legal fees associated with licenses sold were $70,000, or 29%, of the second quarter 2012 cost of revenues. The resulting gross profit for the quarter ended June 30, 2012 of $329,000 was up $208,000, or 172%, over the gross profit for the second quarter of 2011 of $121,000.  Gross profit margins were 58% and 55% for the second quarters of 2012 and 2011, respectively.

Operating Expenses:  Operating expenses include marketing and sales expenses, general and administrative expenses and depreciation and amortization expenses.  Operating expenses increased by $270,000 or 34%, in the quarter ended June 30, 2012 to $1,054,000 from $784,000 in the second quarter of 2011. The Company grew from 27 employees in the second quarter of 2011 to 38 employees in the second quarter of 2012, resulting in $295,000 in additional salaries, commissions and benefits. Capitalized development costs, which are offset to operating expenses, decreased by $106,000 or 74% for the second quarter of 2012 to $38,000 from $144,000 in the second quarter of 2011 primarily due to transitioning from a focus on product development to product delivery. Travel and related expenses increased by $23,000 from $7,000 in second quarter of 2011 to $30,000 in the first quarter of 2012 as a result of adding five additional sales staff in Houston, Atlanta and Dallas. The Company increased its sales and marketing efforts in the second quarter of 2012, expending $358,000, or a 169% increase of $225,000, compared to $133,000 for the second quarter of 2011. Depreciation and amortization expense increased in 2012 by $33,000 from $62,000 in 2011 to $95,000, primarily due to commencement of amortization of products brought to market.  Public relations and investor relations services decreased in the second quarter of 2012 by $51,000, or 20%, to $205,000 from $256,000 in the second quarter of 2011 and were paid using restricted stock valued at $169,000 and $35,000 in cash compared to the use of $208,000 in restricted stock and $48,000 in cash in 2011.

Loss from Operations:  Loss from operations for the quarter ended June 30, 2012 of $726,000 was up $63,000, or 10%, from the loss from operations in 2011 of $663,000, primarily due to costs associated with increasing the workforce by 11 additional employees offset by the $208,000 increase in gross profit.

Other Income and Expense:  Total other expenses of $54,000 in the second quarter of 2012 decreased $5,000, or 8%, over the total of $59,000 in 2011.  This decrease is primarily due to a lower stock based compensation. Stock-based compensation expense, within other expenses, was $22,000 for the quarter ended June 30, 2012 as compared to $28,000 for the quarter ended June 30, 2011, a decrease of $6,000, or 24%. Interest expense remained fairly consistent at $32,000 in 2012 compared to $31,000 in 2011. In 2012, interest expense consisted of $8,000 paid in cash, primarily to a financial institution, and $24,000 in accrued interest on the 2011 Debenture financings. The accrued interest may be settled in common stock or from patent recoveries.

Net Loss: Net loss of $779,000 as of June 30, 2012 was up $56,000, or 8%, from the net loss for the same quarter in 2011 of $723,000, primarily as a result of costs associated with increasing the workforce by 11 employees in support of future growth offset by increased gross profit for the quarter.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011 (all references are to the Six Months Ended June 30)

Net Revenues: Net revenues increased $1,091,000 or 326%, to $1,426,000 in the six months ended June 30, 2012 from $335,000 for the same period in 2011.  Sources of revenue were derived from our IP licensing, software products, and services.  Licensing revenues represented a significant increase in net revenues with an increase of $936,000 or 1,282%, for the period to $1,009,000 from $73,000 for the same period in 2011, which increase is primarily attributable to the licensing of the Company’s products and intellectual property. Services revenue increased $153,000, or 58%, in 2012 to $416,000 from $263,000 for the same period in 2011.  This was primarily due revenues generated by custom mobile app development.

Cost of Revenues and Gross Profit:  Cost of revenues for the six months ended June 30, 2012 increased $453,000, or 312%, from $145,000 in the first half of 2011 to $598,000 in 2012. Legal fees associated with licenses sold were $346,000, or 58%, of the first half 2012 cost of revenues. The resulting gross profit for the six months ended June 30, 2012 of $827,000 was up $637,000, or 335%, over the gross profit for the first half of 2011 of $190,000.  Gross profit margins were 58% and 57% for the first half of 2012 and 2011, respectively.

Operating Expenses:  Operating expenses include marketing and sales expenses, general and administrative expenses and depreciation and amortization expenses  Operating expenses increased by $807,000, or 61%, in the first half of 2012 to $2,138,000 from $1,331,000 in 2011. The Company grew from 17 employees at the beginning of 2011 to 38 employees during the first half of 2012, resulting in $597,000 in additional salaries and benefits. Capitalized development costs, which are offset to operating expenses, decreased by $174,000 or 56%, for the first half of 2012 to $134,000 from $308,000 in the first half of 2011 primarily due to transitioning from a focus on product development to product delivery. Travel and related expenses increased by $19,000, from $6,000 in first half of 2011 to $25,000 in the first half of 2012, as a result of adding five additional sales staff in Houston, Atlanta and Dallas. The Company decreased its overall sales and marketing efforts in the first half of 2012, expending $69,000, or a 22% decrease of $20,000, compared to $89,000 for the first half of 2011. Depreciation and amortization expense increased in the first half of 2012 by $73,000 from $124,000 in 2011 to $197,000, primarily due to commencement of amortization of products brought to market.  Public relations and investor relations services decreased in the first half of 2012 by $19,000, or 5%, to $350,000 from $369,000 in the first half of 2011.

Loss from Operations:  Loss from operations for the first six months of 2012 was $1,331,000, an increase of $170,000, or 15%, from the loss from operations in 2011 of $1,141,000 as a result of the aforementioned growth in company personnel in support of additional revenues offset by increased gross profit for the year to date.

Other Income and Expense:  Total other expense of $173,000 in 2012 represented an increase of 92%, or $83,000, from $90,000 in 2011 primarily due to an increase of $79,000 in interest expense debentures issued in 2011.

Net Loss:  Net loss of $1,484,000 for the first six months of 2012 was $254,000, or 21% higher, than the net loss of $1,230,000 for the same period in 2011 primarily attributable to the aforementioned growth in company personnel in support of additional revenues offset by increased gross profit the year to date.

Liquidity and Capital Resources

As of June 30, 2012, the Company had total current assets of $601,817 and total current liabilities of $984,010 resulting in working capital deficit of $382,193. As of June 30, 2012, the Company had cash and cash equivalents of $99,196 and an accumulated deficit of $14,158,225 since operations commenced in 1997.  It is the Company’s intention to raise additional working capital from licensing revenues.

As a result of working capital deficiency and a significant accumulated deficit at December 31, 2011 and a net loss of $2,534,444 in the prior year of 2011, the Company's independent registered public accounting firm's audit report for the year ended December 31, 2011, included herein, contains a qualified opinion and an explanatory paragraph regarding the Company's ability to continue as a going concern.  For the three and six ended June 30, 2012, the Company continued its net losses.  The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to raise working capital to finance its operations.

We finance our operations primarily through operating revenues, shareholder loans and sales of equity and debt securities to accredited investors.

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

The 2010 Debenture investors also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2015.  As of June 30, 2012, there were Class B Warrants outstanding to purchase an aggregate of 343,591 shares of common stock at exercise prices ranging between $0.2618 and $0.3276.

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

The 2011 Class A Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class A Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class A Debenture investment. Any 2011 Class A Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of June 30, 2012, fifteen of the sixteen investors elected to convert $1,575,000 in debentures to 16,831,553 shares of common stock. The accrued interest on the converted debentures of $179,312 was settled with $16,167 cash and the issuance of 870,543 shares of common stock. As of June 30, 2012, there was $100,000 principal amount of 2011 Class A Debentures outstanding that were convertible into approximately 1,587,302 shares of common stock.

The 2011 Class A Debenture investors also received common stock purchase warrants, designated by the Company as Class A Warrants, which expire on December 31, 2016.  As of June 30, 2012, there were Class A Warrants outstanding to purchase an aggregate of 18,475,827 shares of common stock at exercise prices ranging between $0.063 and $0.109.

The 2011 Class B Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class B Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class B Debenture investment, however the conversion price shall not be less than ten cents per share at any time and the conversion price shall not be more than ten cents per share for investments made prior to October 1, 2011. Any 2011 Class B Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of June 30, 2012, eighteen of the nineteen investors elected to convert $846,161,000 in debentures to 16,923,227 shares of common stock. The accrued interest on the converted debentures of $45,941 was settled with the issuance of 459,412 shares of common stock.  As of June 30, 2012, there were $50,000 principal amount of 2011 Class B Debentures outstanding that were convertible into approximately 1,000,000 shares of common stock.

The investors in 2011 Class B Debentures also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2016.  As of June 30, 2012, there were Class B Warrants outstanding to purchase an aggregate of 8,961,614 shares of common stock at exercise prices of $0.10.

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

On April 23, 2012, the directors converted $500,000 of debentures and $7,243 in accrued interest into 5,790,452 shares of restricted common stock.

2012 Common Stock Private Offering

In the first half of 2012, the Company issued an aggregate of ten units (“Units”) to certain investors (the “Purchasers”) for aggregate cash proceeds of $250,000 (the “Financing”). Each Unit had a purchase price of $25,000 per Unit and consisted of Two Hundred Fifty Thousand (250,000) shares of the Company’s common stock, $0.01 par value (the “Common Stock”) and Series C Warrant to purchase Two Hundred Fifty Thousand (250,000) shares of Common Stock (the “Warrants”). The Warrants have an exercise price of $0.15 per share of Common Stock and will be exercisable until December 31, 2017. The Warrants may be exercised by the Purchasers by cashless exercise. In connection with the Financing, the Company granted each Purchaser registration rights upon the occurrence of a specified event.

Other

In May and June 2012, the Company borrowed $449,300 on promissory notes with four directors who are qualified investors.  The notes are secured by the unencumbered 75% of license fees on licensed products secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at September 30, 2012. Accrued interest of $10,542 at June 30, 2012 is still outstanding on director promissory notes.

The Company lacks growth capital and anticipates that approximately $1.5 million in additional investment capital will be required during the next 12 months to sustain its current operations and business plan. On July 31, 2012, the assets of the Illume Mobile operations were sold to DecisionPoint Systems, Inc.  Management believes that the divestiture of this cash-dilutive operation will enable the Company to pursue its patent licensing strategy from internally generated funds.  If we are unable to obtain sufficient patent licensing revenues to support the greatly reduced operating burden, we will not be able to implement our patent licensing strategy.

To lower its required cash expenditures for the first half of 2012, the Company issued 2,800,000 shares of common stock to vendors and 5,449,963 shares of common stock to directors and employees for compensation for services.

Sources and Uses of Cash

	Six Months ended June 30,
(In thousands)	2012	2011
Cash flow data:
Net cash (used in) operating activities	$(978)	$(696)
Net cash (used in) investing activities	(220)	(322)
Net cash provided by financing activities	1,024	1,044
Net increase (decrease) in cash and cash equivalents	(174)	26
Cash and cash equivalents, beginning of period	273	187
Cash and cash equivalents, end of period	$99	$213

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 was $978,000, an increase of $22,000 from the same period in 2011. More cash was used in operating activities primarily due to the workforce growth from 17 employees in the first half of 2011 to 38 employees in the first half of 2012.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2012 was $220,000, a decrease of $102,000 from the same period in 2011.  Less cash was used in investing activities primarily due to a $97,000 decrease in capitalized software development costs in the first half of 2012 compared to 2011 as the Company focused more on delivery of products and services that were being developed in 2011.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $1,024,000 compared with $1,044,000 for the same period in 2011, a decrease of $20,000.  Cash provided by financing activities in first half of 2012 was primarily from $250,000 in common stock sold to five qualified investors and $719,000 short term loans made by directors.

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

At the quarter ending June 30, 2012 and at fiscal year ending December 31, 2011, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

Property and Equipment:

Property and equipment are recorded at cost.  Depreciation is computed using straight-line methods applied to individual property items based on estimated useful lives.

Revenue Recognition and Unearned Revenue:

Revenues from intellectual property licenses are recognized upon receipt. When intellectual property licenses are received under a contingent fee agreement with the law firm of Antonelli, Harrington & Thompson LLP, and the applicable contingent legal expense is recorded as a cost of sale. In the event a non-exclusive intellectual property license is granted within the scope of a contracted project, ten percent (10%) of the contract amount is deemed to be payment for the license.  Revenue from software product licensing is recognized ratably over the license period.  Unearned revenue attributable to software product licensing was $18,681 and $6,740 for the first half of 2012 and 2011, respectively.

Solution services revenues consist primarily of professional services contracted to third party customers under contract for specific projects. Contracted projects that are fixed price are accounted for under the percentage-of-completion method of accounting. Revenue from contracted projects that are for provision of services is recognized at the time the service is provided. Revenue from setup fees, marketing and other services is recognized at the time the service is provided. Unearned revenue attributable to solution services revenues as $34,932 and $21,500 for the first half of 2012 and 2011, respectively.

At June 30, 2012, the Company had approximately $312,000 in backlogged unbilled revenue attributable to custom mobile apps and product customization services which are expected to be complete during the third quarter of 2012, an increase of $212,000 from unbilled revenue of $110,000 at June 30, 2011. The majority of this unbilled revenue was transferred to DecisionPoint as part of the July 31, 2012 sale of Illume Mobile assets.

Software Development Costs:

The Company accounts for software development costs in accordance with ASC 985-20, “Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  These costs are amortized over three years and are reviewed for impairment at each period end.  Amortization expense approximated $87,659 and $55,969 in the first half of 2012 and 2011, respectively.

Realization of software development costs is dependent on the Company generating sufficient future profitability.  Although the Company expects to fully realize the software development costs, that expectation could change in the near term if estimates of future profitability are not achieved.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended June 30, 2012 and December 31, 2011.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently a party to 24 legal proceedings we initiated in the United States District Court Eastern District of Texas against 39 alleged infringers of our United States Patent #7,822,816. In each action, we claimed that each of defendants, directly or through intermediaries, made, has made, used, imported, provided, supplied, distributed, sold, and/or offered for sale products and/or systems that infringed one or more claims of United States Patent #7,822,816. We asked the Court for relief, including permanent injunctions, damages and costs we incurred because of the infringing activities, including interest and attorney fees. Any resulting litigation, however, will be subject to inherent uncertainties and the favorable outcome of any litigation is inestimable.

A summary of the legal proceedings initiated by the Company that are still outstanding and the status of legal proceedings that have been resolved since last reported is as follows:

Filing Date	Defendant	Case Number	Status	Date of Disposition (if any)
8-Jun-11	Agilis Systems, LLC	6:11-CV-287	Open	N/A
8-Jun-11	Environmental Systems Research Institute, Inc.	6:11-CV-287	Open	N/A
8-Jun-11	Invensys Systems, Inc. (d/b/a Invensys Operations Management)	6:11-CV-287	Open	N/A
8-Jun-11	TrueContext Mobile Solutions Corporation	6:11-CV-287	Open	N/A
8-Jun-11	Spring Wireless USA, Inc.	6:11-CV-287	Open	N/A
8-Jun-11	BizSpeed, Inc.	6:11-CV-287	Open	N/A
8-Jun-11	Xora, Inc.	6:11-CV-287	Open	N/A
8-Jun-11	Spira Data Corp.	6:11-CV-287	Open	N/A
8-Jun-11	The DataMax Software Group Inc.	6:11-CV-287	Open	N/A
8-Jun-11	Ventyx Inc.	6:11-CV-287	Open	N/A
8-Jun-11	Air2Web Inc.	6:11-CV-287	Open	N/A
8-Jun-11	General Data Company, Inc.	6:11-CV-287	Open	N/A
8-Jun-11	RealTime Results, LLC	6:11-CV-287	Open	N/A
8-Jun-11	Millennium Information Technology, Inc. (d/b/a MIT Systems, Inc.)	6:11-CV-287	Open	N/A
15-Sep-11	Citigroup Inc.	6:11-CV-490	Open	N/A
3-Oct-11	Whoop, Inc.	6:11-CV-523	Open	N/A
21-Dec-11	American Airlines, Inc.	6:11-CV-685	Open	N/A
21-Dec-11	Avis Rent A Car System, LLC	6:11-CV-686	Open	N/A
21-Dec-11	Continental Airlines, Inc.	6:11-CV-687	Open	N/A
21-Dec-11	Hipmunk, Inc.	6:11-CV-689	(b)	June 7, 2012
21-Dec-11	Southwest Airlines Co.	6:11-CV-692	(a)	June 4, 2012
21-Dec-11	United Air Lines, Inc.	6:11-CV-694	Open	N/A
30-Jan-12	Facebook, Inc.	6:12-CV-44	Open	N/A
30-Jan-12	Hyatt Corporation	6:12-CV-45	Open	N/A
30-Jan-12	Newegg Inc.	6:12-CV-46	Open	N/A
30-Jan-12	Wal-Mart Stores, Inc.	6:12-CV-47	Open	N/A
17-Feb-12	GEICO Insurance Agency, Inc.	6:12-CV-74	Open	N/A
17-Feb-12	GEICO Casualty Company and Government Employees Insurance Company	6:12-CV-74	Open	N/A

17-Feb-12	Marriott International, Inc.	6:12-CV-76	Open	N/A
27-Feb-12	AOL INC.	6:12-CV-91	Open	N/A
27-Feb-12	Inter-continental Hotels Corporation	6:12-CV-92	Open	N/A
27-Feb-12	Six Continents Hotels, Inc.	6:12-CV-92	Open	N/A
23-Mar-12	Bank of America Corporation and Bank of America, N.A.	6:12-CV-193	(b)	June 22, 2012
23-Mar-12	MovieTickets.com	6:12-CV-194	Open	N/A
18-Jun-12	JPMorgan Chase & Co, JPMorgan Chase Bank, N.A.	6:12-CV-384	Open	N/A
18-Jun-12	LinkedIn Corporation	6:12-CV-385	Open	N/A
19-Jun-12	Jetblue Airways Corporation	6:12-CV-387	Open	N/A
19-Jun-12	Kayak Software Corporation	6:12-CV-388	Open	N/A
19-Jun-12	Cumulus Media, Inc.	6:12-CV-389	Open	N/A
26-Jun-12	Fareportal, Inc.	6:12-CV-416	Open	N/A
26-Jun-12	LQ Management L.L.C.	6:12-CV-417	Open	N/A
26-Jun-12	Target Corporation	6:12-CV-418	Open	N/A

(a) Lawsuit dismissed without prejudice
(b) Lawsuit dismissed with prejudice pursuant to a settlement agreement

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock issuances

The Company issued 1,833,986 shares of compensation shares to employees in lieu of $173,750 cash compensation for services rendered during the second quarter of 2012 which had been recorded at a value of $18,340 in stock based compensation based upon individual tax elections made by each recipient. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 194,175 shares of restricted stock on April 1, 2012 for their first quarter 2012 compensation. The Company recorded $4,000 in stock based compensation for each of its five independent directors.

The Company issued 750,000 shares of restricted common stock to a consulting firm in exchange for investor relations services to be rendered between May 10 and October 18, 2012. The service agreement calls for a total of 1,500,000 shares of common stock to be earned in two ways. First, by issuance of 750,000 shares, valued at $45,000, upon signing and second, by issuance of 750,000 shares upon effectuation of a registration statement.

The Company issued 200,000 shares of restricted common stock to its securities law firm in exchange for services valued at $20,000.

The Company issued 9,946,762 shares of restricted stock for principal and 596,918 shares of restricted stock for accrued interest upon conversion of 2011 Class A Debentures. The Company issued 10,423,227 shares of restricted stock for principal and 280,315 shares of restricted stock for accrued interest upon conversion of 2011 Class B Debentures. The Company issued 5,707,764 shares of restricted stock for principal and 82,688 shares of restricted stock for accrued interest upon conversion of 2012 Class C Debentures.

The Company issued 250,000 shares of restricted stock for one unit of the 2012 Common Stock Private Offering

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

______________________
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

MACROSOLVE, INC.

Date: August 13, 2012	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)