Form 10-Q
period 2012-09-30
MACROSOLVE INC
filed 2012-11-13
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☒
Note: The Company is a voluntary filer but has filed all reports it would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months if it was a mandatory filer.

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

As of November 5, 2012 there were 179,831,987 shares of the registrant’s common stock outstanding.

MACROSOLVE, INC.

MACROSOLVE, INC.

Interim Unaudited Financial Statements

For the Period Ended September 30, 2012

MACROSOLVE, INC.

BALANCE SHEETS

	9/30/2012	12/31/2011

ASSETS

CURRENT ASSETS:
Cash	$314,811	$273,132
Accounts receivable - trade	185,257	288,201
Prepaid expenses and other	537,377	240,388

Total current assets	1,037,445	801,721

PROPERTY AND EQUIPMENT, at cost:	21,650	285,976
Less - accumulated depreciation	(19,350)	(188,016)

Net property and equipment	2,300	97,960

OTHER ASSETS:
Investment in DecisionPoint Systems, Inc.	642,928	-
Note receivable	-	135,577
Software development costs, net of accumulated amortization
of $36,316 as of December 31, 2011	-	1,280,903
Other assets	60,362	83,329

Total other assets	703,290	1,499,809

TOTAL ASSETS	$1,743,035	$2,399,490

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$90,000	$-
Revolving Line of Credit	90,000	100,000
Note Payable - Shareholders	-	169,306
Accounts payable - trade and accrued liabilities	167,047	631,419
Unearned income	500,000	31,400

Total current liabilities	847,047	932,125

LONG-TERM DEBT, less current maturities
Note Payable - Shareholders	533,681	-
Oklahoma Technology Commercialization Center	147,500	237,500
Convertible debentures	150,000	2,621,161
Total long-term debt, less current maturities	831,181	2,858,661

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 500,000,000 shares;
issued and outstanding 178,467,855 and 122,386,894 shares, at
September 30, 2012 and December 31, 2011, respectively	1,784,678	1,223,869
Additional paid-in capital	13,226,705	10,059,029
Accumulated other comprehensive income	(107,072)	-
Accumulated deficit	(14,839,504)	(12,674,194)

Total stockholders' (deficit) equity	64,807	(1,391,296)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,743,035	$2,399,490

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Quarters Ended		Year to Date
For the Periods Ended September 30,	9/30/2012	9/30/2011	2012	2011

REVENUES:
Software products and licensing	$558,738	$432,095	$1,565,579	$543,835
Solution services	-	-	415,411	223,691

Net revenues	558,738	432,095	1,980,990	767,526

COST OF REVENUES:
Software products and licensing	261,444	175,358	640,808	218,993
Solution services	-	-	218,837	101,779

Total cost of revenues	261,444	175,358	859,645	320,772

Gross profit	297,294	256,737	1,121,345	446,754

OPERATING EXPENSES:
Solution services	-	-	323,208	286,656
Depreciation and amortization	293,742	744	490,361	124,471
Marketing and sales	19,641	21,057	770,883	71,854
General and administrative	422,221	398,336	1,288,499	1,267,631

Total operating expenses	735,604	420,137	2,872,951	1,750,612

Loss from operations	(438,310)	(163,400)	(1,751,606)	(1,303,858)

OTHER INCOME (EXPENSE):
Interest income	25	18	53	104
Interest expense	(21,317)	(57,664)	(138,186)	(94,609)
Loss on disposal of asset	(3,486)	-	(4,247)	(235)
Stock based compensation	(17,538)	(21,747)	(73,965)	(74,285)

Total other expense	(42,316)	(79,393)	(216,345)	(169,025)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(480,626)	(242,793)	(1,967,951)	(1,472,883)

INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(480,626)	(242,793)	(1,967,951)	(1,472,883)

DISCONTINUED OPERATIONS (NOTE 11)
Loss from operations of discontinued Illume Mobile operations,
(including loss on disposal of $54,538)	(197,387)	(371,891)	(197,387)	(371,891)

NET LOSS	(678,013)	(614,684)	(2,165,338)	(1,844,774)

OTHER COMPREHENSIVE INCOME, net of tax
Unrealized holding loss arising during the period	(107,072)	-	(107,072)	-

COMPREHENSIVE INCOME	$(785,085)	$(614,684)	$(2,272,410)	$(1,844,774)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(678,013)	$(614,684)	$(2,165,338)	$(1,844,774)

Loss allocable to common stockholders	$(678,013)	$(614,684)	$(2,165,338)	$(1,844,774)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS

For the Periods Ended September 30,	9/30/2012	9/30/2011

OPERATING ACTIVITIES:
Net loss	$(2,165,338)	$(1,844,814)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	516,693	186,246
Stock based compensation	80,068	73,002
Issuance of stock for services	223,500	672,000
Changes in current assets and liabilities:
Decrease (Increase) in accounts receivable - trade	115,419	(86,826)
Decrease in inventory	-	11,840
Decrease (Increase) in prepaid expenses and other	222,744	(232,749)
Decrease in note receivable	135,577	-
(Decrease) Increase in accounts payable - trade and
accrued liabilities	(290,394)	326,102
Increase in accrued debenture interest	107,641	-
Increase in unearned income	5,571	26,285

Net cash (used in) operating activities	(1,048,519)	(868,914)

INVESTING ACTIVITIES:
Cash received from sale of Illume Mobile	250,000	-
Software development costs	(233,390)	(459,576)
Purchase of equipment	(8,580)	(25,643)
Disposal of equipment	4,246	237

Net cash provided (used in) by investing activities	12,276	(484,982)

FINANCING ACTIVITIES:
Net Proceeds from debenture financing	500,000	1,250,000
Common stock issued for debenture conversions	-	50,000
Reduction of accrued debenture interest	(233,782)	-
Common stock issued for accrued debenture interest	216,330	-
Proceeds from shareholder loans, including accrued interest	790,621	156,240
Repayment of shareholder loans, including accrued interest	(115,247)	(51,062)
Shareholder loans converted to debentures	(320,000)	-
Proceeds from sale of common stock	250,000	-
Repayments of notes payable	-	(34,176)
Deferred offering costs	-	(8,170)
Proceeds from bank line of credit	-	300,000
Repayment of bank line of credit	(10,000)	(100,000)

Net cash provided by financing activities	1,077,922	1,562,832

NET INCREASE IN CASH	41,679	208,936

CASH, beginning of period	273,132	187,025

CASH, end of period	$314,811	$395,961

The accompanying notes are an integral part of these statements.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended September 30, 2012

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

MacroSolve, Inc. is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma and conducted business as Illume Mobile, engaged in the design, delivery and integration of custom solutions for the application of mobile technology in business processes. The Company is currently empowering a new era of mobile innovators seeking advisory services and IP services.

3.	NOTE RECEIVABLE

Note receivable at September 30, 2012 and December 31, 2011 Consist of the following	Sept 30, 2012	Dec 31, 2011

Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (8.25% at September 30, 2009), due June 30, 2011. The Company has written the note off as uncollectible due to collection costs, its change in business strategy and the unavailability of key personnel due to the sale of Illume Mobile in July 2012.	$-	$135,577

4.	INVESTMENT IN DECISIONPOINT SYSTEMS, INC.

As further described in Note #11, on July 31, 2012, the Company sold the Illume Mobile assets and operations to DecisionPoint Systems, Inc. (DPSI) for $250,000 cash and 617,284 shares of DPSI stock valued at $1.215 per share or a total of $750,000. In accordance with ASU 2011-05, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. Due to the volatility and thin trading of DPSI shares, the Company has determined that the fair market value on the measurement date will be computed from the volume-weighted average trading price for the entire quarter. The unrealized loss of the investment consists of the following:

DPSI stock	FMV	Number of Shares	September 30, 2012	December 31, 2011

Basis at acquisition July 31, 2012	$1.215	617,284	$750,000	$-
Quarter ended September 30, 2012	$1.042	617,284	$642,928	$-
Unrealied market loss			$107,072	$-

5.	DEBENTURES AND NOTES PAYABLE

Note receivable at September 30, 2012 and December 31, 2011 Consist of the following:	Sept 30, 2012	Dec 31, 2011

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

During the nine months of 2012, eighteen of the nineteen investors elected to convert a total of $846,161 Debenture Series 2011 plus Series B Warrants into 16,923,227 shares of common stock. A total of $45,941 in accrued interest on the converted debentures was settled with 459,412 shares of common stock. Accrued interest as September 30, 2012 is $5,688	$50,000	$-

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

During the first nine months of 2012, fifteen of the sixteen investors elected to convert a total of $1,575,000,000 Debenture Series 2011 plus Series A Warrants into 16,831,553 shares of common stock. A total of $179,312 in accrued interest on the converted debentures was settled, $16,167 in cash and $163,145 with 870,543 shares of common stock. Accrued interest as of September 30, 2012 is $15,363.	$100,000	$-

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

During the first nine months of 2012, the remaining investor elected to convert a total of $50,000 Debenture Series 2010 plus Series B Warrants into 940,734 shares of common stock. Accrued interest of $1,285 was settled in full during September, 2012.	$-	$925,000

Advancing term loan with a financial institution of up to $100,000 with interest only payable monthly at the greater of 5.75% or prime rate plus 1.0% (4.25% at September 30, 2012), until September 2012, and secured by substantially all assets of the company and the personal guarantees of a company director. In exchange for the guaranty, the director receives a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share. The loan was repaid in October 2012 and was not renewed.	$90,000	$-

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The repayment terms were modified in September, 2007 to require 24 equal monthly installments of $12,500, consisting of principal only, beginning May, 2008. The monthly payments were suspended in October 2008. Monthly repayments of $7,500 recommenced in October 2012.	$237,500	$237,500

As of September 30, 2012, maturities of long-term debt are: $180,000 in 2012 and $822,181 thereafter, including the Shareholder loans.

6.	SHAREHOLDER LOANS

In May and June, 2012, four directors loaned the Company a total of $449,300 for working capital. In July, 2012, three directors loaned a total of $50,000 for working capital. The notes were secured by the unencumbered 75% of patent settlement license fees secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at September 30, 2012. The total accrued interest on shareholder loans which matured September 30, 2012 was $25,381. Two directors were owed $9,000 for guaranteeing the advancing term loans in 2011 and 2012. The total amount due to the four directors of $533,681, including accrued interest and loan guarantees, was rolled over into new notes dated September 30, 2012. The new notes are secured by the unencumbered 75% of patent settlement license fees and provide for accrued interest at 6% payable on maturity at January 1, 2015. The accrued interest at September 30, 2012 is $-0-.

7.	EMPLOYEE STOCK PLANS

A summary of activity under the Employee Stock Plans as of September 30, 2012 and changes during the period then ended is presented below:

	Stock Options		Restricted Stock

	Options	Weighted Average Exercise Price	Shares
Outstanding – June 30, 2012	33,336,613	$0.31	5,712,010
Exercisable – June 30, 2012	5,761,013	$0.52	-
Granted	-	$0.00	2,713,170
Exercised or Vested	-	$0.00	(3,120,833)
Forfeited or Expired	(17,894,910)	$0.33	( -)
Outstanding – September 30, 2012	15,441,703	$0.35	5,304,347
Exercisable – September 30, 2012	5,394,503	$0.51	-

The weighted-average grant-date calculated value of options granted during the period ended September 30, 2012 is not applicable.  Options outstanding at September 30, 2012 had an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 2.2 years. Options that were exercisable at September 30, 2012 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 2.0 years.

A summary of the status of the Company’s nonvested options and restricted stock as of and for the Quarters Ended September 30, 2012 June 30, 2012 and March 31, 2012 is presented below:

	Stock Options

Nonvested Shares	Options	Weighted- Average Grant Date.Calculated Value	Restricted Stock
Nonvested - Beginning of Year 2012	6,028,450	$-	2,990,356
Granted	-	$-	3,120,833
Vested	(49,600)	$-	(1,206,933)
Forfeited	(1,250)	$-	(30,000)
Nonvested–Quarter Ended March 31, 2012	5,977,600	$-	4,874,256
Granted	27,700,000	$-	1,833,986
Vested	(202,000)	$-	(996,232)
Forfeited or cancelled	(5,900,000)	$-	-
Nonvested–Quarter Ended June 30, 2012	27,575,600	$-	5,712,010
Granted	-	$-	2,713,170
Vested	-	$-	(3,120,833)
Forfeited or cancelled	(17,528,400)	$-	-
Nonvested–Quarter Ended Sept 30, 2012	10,047,200	$-	5,304,347

As of September 30, 2012, there was $-0- unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan. The weighted-average remaining vesting period is 5.9 months.

8.	SHAREHOLDERS’ EQUITY

The Company issued a total of 3,515,105 common shares in the quarter ended September 30, 2012, described further as follows:

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 280,700 shares of restricted stock on July 1, 2012 for their second quarter 2012 compensation.

The Company issued 3,234,405 shares of common stock to management employees in lieu of $141,938 cash compensation for services rendered in the second quarter of 2012 which had been recorded at a value of $2,713.17 in stock based compensation based upon individual tax elections made by each recipient. The shares vest six months after issuance and are subject to forfeiture upon voluntary termination of employment.

9.	EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the periods ended September, 2012 and 2011:

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net Loss	$(480,626)	$(242,793)	$(1,967,951)	$(1,472,883)
Numerator for basic and diluted	$(480,626)	$(242,793)	$(1,967,951)	$(1,472,883)

Denominator:
Weighted-average number of
common shares outstanding	176,710,333	108,419,466	162,690,085	104,962,483

	$(0.01)	$(0.01)	$(0.01)	$(0.01)

10.	RELATED PARTY TRANSACTION

The Company wrote down as impaired $293,000 in MoBiz360 net capitalized development costs. In May 2012, MoBiz360, an incomplete prototype website marketplace, was conveyed to Clint Parr, the Company’s former president and CEO, as consideration for an undetermined equity interest in Mr. Parr’s new company. As of September 30, 2012, Mr. Parr’s company is still not operational. At such time as it becomes operational, the Company will record the value of its investment associated with the conveyance of MoBiz360.

11.	DISCONTINUED OPERATIONS PURSUANT TO THE SALE OF ILLUME MOBILE ASSETS

In July 2012, the Company began negotiations with DecisionPoint Systems, Inc. to sell the Illume Mobile assets and operations. On July 31, 2012 (the “Closing Date”), MacroSolve, Inc. (the "Company”) entered into an asset purchase agreement (the “Purchase Agreement”) with DecisionPoint Systems, Inc. (the “Buyer”). Pursuant to the Purchase Agreement, effective on the Closing Date, the Company sold substantially all of the assets relating to its Illume Mobile business, for a purchase price of $1,000,000, of which $250,000 was paid in cash and $750,000 was paid in the form of 617,284 shares of the Buyer’s common stock (valued at $1.215 per share based on the 20 day volume weighted average price agreed between the parties).

The Company has the right to receive an earn-out payment from the Buyer (the “Earn-Out Payment”) of up to $500,000 (of which 50% will be paid in cash, and 50% will be paid in shares of common stock of the Buyer, valued at the last closing price of the Buyer’s common stock on the one year anniversary of the Closing Date). The Earn-Out Payment is incremental based upon net revenues. If net revenue is $3,000,000 or more, the entire Earn-Out Payment will be due. The Company has determined that the $3,000,000 net revenue is feasible and has recorded the total potential earn-out as a $500,000 account receivable offset by an equal amount of deferred revenue.

In connection with the Purchase Agreement, on the Closing Date, the Company and the Buyer entered into a patent license agreement (the “License Agreement”), pursuant to which the Company granted the Buyer a non-exclusive license under a patent held by the Company pertaining to information collection using mobile computers (the “Licensed Patent”) to make, have made, sell, offer for sale or import any product or service which in the absence of the License Agreement would infringe at least one claim of the Licensed Patent (including specifically the Company’s ReForm™ Development Platform) in and into the United States and to practice the Licensed Methods (as defined in the License Agreement), in the United States, during the term of the Licensed Patent. The Buyer agreed to pay the Company a licensing fee/royalty payment of (i) 7.5% of Net Revenues (as defined in the License Agreement) received from the sale of Software Products (as defined in the License Agreement) and/or Licensed Methods, and (ii) 5% of Net Revenues from the sale of Custom Development Services (as defined in the License Agreement). The Company also granted the Buyer an option to purchase a non-exclusive perpetual license under the Licensed Patent at a purchase price of $500,000. The Company has accrued an estimated $9,656 in other receivables.

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

12.	SUBSEQUENT EVENTS

The Company issued 1,016,304 shares of compensation shares to management employees in lieu of $46,750 cash compensation for services rendered during the third quarter of 2012 which had been recorded at a value of $1,016 in stock based compensation based upon individual tax elections made by each recipient. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued each director 86,957 shares of restricted stock on October 1, 2012 for their third quarter 2012 compensation. The Company recorded $4,000 in stock based compensation for each of its four independent directors.

Director Resignations and Appointment of Officers

On October 3, 2012, David Humphrey, Dale Schoenefeld and Steve Signoff each resigned for personal reasons as a Company director. None of the directors expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On October 3, 2012, the Board of Directors appointed James C. McGill as Chairman of the Board of Directors, President and Chief Executive Officer and Kendall Carpenter as Executive Vice President, Chief Financial Officer and Secretary.

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during Nine Months ended September 30, 2012 and 2011 are:

	2012	2011

Interest	$46,631	$14,351

Income taxes	$-	$-

Noncash activities are as follows for the Nine Months ended September 30, 2012 and 2011 are:

	2012	2011

Stock based compensation	$80,068	$73,002

Stock issued for services	$223,500	$672,000

Stock issued for debenture interest	$216,330	$50,000

Stock received from DecisionPoint Systems
for sale of Illume Mobile assets, less unrealized
accumulated market loss of $107,072	$642,928	$-

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

Business Overview

MacroSolve, Inc. (“MacroSolve,” “we,” “us,” or the “Company”) is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma.  We are focused on intellectual property licensing and enforcement of our patent in the mobile app market development space.  We also offer consulting services related to mobile app development, marketing and financing of mobile app businesses. Our principal executive offices are located at 1717 South Boulder, Tulsa, Oklahoma 74119.

Since March 2011, we have been protecting our intellectual property rights against entities we have identified as potentially infringing our rights. In October 2010, we received U.S. patent #7,822,816, which addresses mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer. To date, complaints have been filed against 71 defendants and we are continuously identifying potential infringers with numerous potential infringers identified as of the date of this report. Out of these lawsuits, we have received 38 settlements in the form of non-exclusive, perpetual paid-up licenses for licensed products or for royalties based on a percentage of revenue.

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

Accordingly, all operating results disclosed in this quarterly report only include the results from continuing operations, and exclude the results for the Illume Mobile business, which are presented as discontinued operations.

Results of Operations

Quarter Ended September 30, 2012 compared to Quarter Ended September 30, 2011 (all references are to the Quarter Ended September 30)

Net Revenues:  Net revenues increased $127,000 or 29%, to $559,000 in the quarter ended September 30, 2012 from $432,000 for the same period in 2011.   Sources of revenue were derived from our IP licensing and software products.

Cost of Revenues and Gross Profit:  Cost of revenues for the quarter ended September 30, 2012 increased $86,000, or 49%, from $175,000 for the quarter ended September 30, 2011 to $261,000 in 2012. Costs include contingent legal fees and other costs associated with enforcing our intellectual property. The resulting gross profit for the quarter ended September 30, 2012 of $297,000 was up $40,000, or 16%, over the gross profit for the quarter ended September 30, 2011 of $257,000.  Gross profit margins were 53% and 59% for the third quarters of 2012 and 2011, respectively.

Operating Expenses:  Operating expenses primarily consist of general and administrative expenses and depreciation and amortization expenses.  G&A expenses increased by $24,000 of 6%, to $422,000 in the quarter ended September 30, 2012 from $387,000 for the same period in 2011. Corporate branding and awareness expenses decreased $96,000. We wrote off as uncollectible $135,000 in note receivables from a former customer due to collection and legal costs, our change in business strategy and the unavailability of key personnel to substantiate damages. Financial advisory services paid in cash increased $32,000 as the result of payment of $55,000 to two former executives as partial consideration of their separation agreements offset by a $23,000 reduction in payments for investor relations. Non-cash financial advisory services decreased by $38,000 as stock compensation for services was fully amortized. The remaining $9,000 decrease is attributable to lower occupancy costs as a result of the sale of Illume Mobile assets and operations.  We amortized $293,000 in MoBiz360 net capitalized development costs. In May 2012, MoBiz360, an incomplete prototype website marketplace, was conveyed to Clint Parr, our former president and CEO, as consideration for an equity interest in Mr. Parr’s new company. As of September 30, 2012, Mr. Parr’s company is still not operational. At such time as it becomes operational, we will record the value of our investment associated with the conveyance of MoBiz360. The ownership of Mr. Parr’s company will be determined by the carried value of MoBiz360 on our books divided by the value per unit of ownership in his company.  If Mr. Parr’s company is a C corporation, the value per unit will be the price per common share. Depreciation and amortization expense unrelated to the MoBiz360 write down and attributable to assets retained for continuing operations was approximately $1,000 for the quarters ended September 30, 2012 and 2011.

Loss from Operations:  Loss from operations for the quarter ended September 30, 2012 of $438,000 was up $275,000, or 169%, from the loss from operations in 2011 of $163,000, primarily due to the $293,000 amortization of MoBiz360 offset by cost savings related to the reduction in corporate overhead following the sale of Illume Mobile assets.

Other Income and Expense:  Total other expenses of $42,000 in the third quarter of 2012 decreased $37,000, or 47%, over the total of $79,000 in 2011.  This decrease is due to a $37,000 decrease in interest expense associated with 2011 debentures that were converted to stock in 2012.

Net Loss from Operations: Net loss of $481,000 as of September 30, 2012 was up $238,000, or 98%, from the net loss for the same quarter in 2011 of $243,000, primarily as a result of the factors described above.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011 (all references are to the Nine Months Ended September 30)

Net Revenues: Net revenues from operations increased $1,213,000 or 158%, to $1,981,000 in the nine months ended September 30, 2012 from $768,000 for the same period in 2011.  Sources of revenue were derived from our intellectual property licensing, software products, and services.  Licensing revenues represented a significant increase in net revenues with an increase of $1,022,000 or 188%, for the period to $1,566,000 from $544,000 for the same period in 2011, which increase is primarily attributable to the licensing of our products and intellectual property. Services revenue increased $191,000, or 85%, in 2012 to $415,000 from $224,000 for the same period in 2011.  This was primarily due revenues generated by custom mobile app development through July 31, 2012, when the Illume Mobile operating division was sold.

Cost of Revenues and Gross Profit:  Cost of revenues for the nine months ended September 30, 2012 increased $539,000, or 151%, from $321,000 in the first nine months of 2011 to $860,000 in 2012. Legal costs associated with licenses sold were $618,000, or 52%, of the first nine months of 2012 cost of revenues. The resulting gross profit from operations for the nine months ended September 30, 2012 of $1,121,000 was up $674,000, or 151%, over the gross profit for the first nine months of 2011 of $447,000.  Gross profit margins were 57% and 58% for the first nine months of 2012 and 2011, respectively.

Operating Expenses:  Operating expenses from operations include marketing and sales expenses, general and administrative expenses and depreciation and amortization expenses. Marketing, sales and unabsorbed operating expenses increased by $735,000, depreciation and amortization increased by $366,000 and G&A expenses increased by $20,000 for a net increase of $1,122,000, or 64%, in the first nine months of 2012 to $2,873,000 from $1,751,000 in 2011. The increase in sales, marketing and unabsorbed operations expenses is primary due to payroll and benefits for 11 additional employees hired in 2012 to support growth. The G&A increase is primarily due to the $135,000 note receivable write down and $58,000 increase in salaries and benefits associated with a new CEO employed in August 2011 offset by a $168,000 decrease in corporate branding and awareness expenses in 2012, a $26,000 decrease in 2012 financial advisory services and $14,000 in tax rebates received in 2012 from the Oklahoma Quality Jobs program. Amortization expense primarily increased by $337,000 for MoBiz 360, including its one-time amortization of net capitalized development costs of $293,000 and amortization of Illume Mobile products including DineInsight, ReForm iPhone, Blackberry and Android of $161,000 in 2012 compared to $129,000 in 2011, an increase of $32,000.

Loss from Operations:  Loss from operations for the first nine months of 2012 was $1,752,000, an increase of $448,000, or 34%, from the loss from operations in 2011 of $1,304,000 as a result of the one-time $293,000 non-cash write down of the MoBiz360 business and a $135,000 uncollectible note receivable.

Other Income and Expense:  Total other expense of $216,000 in 2012 represented an increase of 28%, or $47,000, from $169,000 in 2011. This increase is due a $43,000 increase in interest expense associated with 2011 debentures that were converted to stock in 2012 and a $4,000 expense related to the net book value of computers that were given to three corporate executives not retained after the sale of Illume Mobile.

Net Loss from Operations:  Net loss from operations of $1,968,000 for the first nine months of 2012 was up $495,000, or 34%, than the net loss of $1,476,000 for the same period in 2011 as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2012, the Company had total current assets of $1,037,445 and total current liabilities of $856,046 resulting in working capital of $181,399. As of September 30, 2012, the Company had cash and cash equivalents of $314,811 and an accumulated deficit of $14,873,454 since operations commenced in 1997.  It is the Company’s intention to raise additional working capital from licensing revenues, royalties and consulting fees.

As a result of working capital deficiency and a significant accumulated deficit at December 31, 2011 and a net loss of $2,534,444 in the prior year of 2011, the Company's independent registered public accounting firm's audit report for the year ended December 31, 2011, included herein, contains a qualified opinion and an explanatory paragraph regarding the Company's ability to continue as a going concern.  For the three and nine months ended September 30, 2012, the Company continued its net losses.  The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to raise working capital to finance its operations.

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

The 2010 Debenture investors also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2015.  As of September 30, 2012, there were Class B Warrants outstanding to purchase an aggregate of 343,591 shares of common stock at exercise prices ranging between $0.2618 and $0.3276.

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

The 2011 Class A Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class A Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class A Debenture investment. Any 2011 Class A Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of September 30, 2012, fifteen of the sixteen investors elected to convert $1,575,000 in debentures to 16,831,553 shares of common stock. The accrued interest on the converted debentures of $179,312 was settled with $16,167 cash and the issuance of 870,543 shares of common stock. As of September 30, 2012, there was $100,000 principal amount of 2011 Class A Debentures outstanding that were convertible into approximately 1,587,302 shares of common stock.

The 2011 Class A Debenture investors also received common stock purchase warrants, designated by the Company as Class A Warrants, which expire on December 31, 2016.  As of September 30, 2012, there were Class A Warrants outstanding to purchase an aggregate of 18,475,827 shares of common stock at exercise prices ranging between $0.063 and $0.109.

The 2011 Class B Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class B Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class B Debenture investment, however the conversion price shall not be less than ten cents per share at any time and the conversion price shall not be more than ten cents per share for investments made prior to October 1, 2011. Any 2011 Class B Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of September 30, 2012, eighteen of the nineteen investors elected to convert $846,161,000 in debentures to 16,923,227 shares of common stock. The accrued interest on the converted debentures of $45,941 was settled with the issuance of 459,412 shares of common stock.  As of September 30, 2012, there were $50,000 principal amount of 2011 Class B Debentures outstanding that were convertible into approximately 1,000,000 shares of common stock.

The investors in 2011 Class B Debentures also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2016.  As of September 30, 2012, there were Class B Warrants outstanding to purchase an aggregate of 8,961,614 shares of common stock at exercise prices of $0.10.

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

On April 23, 2012, the directors converted $500,000 of debentures and $7,243 in accrued interest into 5,790,452 shares of restricted common stock and the associated warrants were cancelled.

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

Other

In May and June 2012, four directors loaned the Company a total of $449,300 for working capital. In July 2012, three directors loaned a total of $50,000 for working capital. The notes were secured by the unencumbered 75% of patent settlement license fees secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at September 30, 2012. The total accrued interest on shareholder loans which matured September 30, 2012 was $25,381. The total amount due to the four directors of $524,681, including accrued interest, was rolled over into new notes dated September 30, 2012. The new notes are secured by the unencumbered 75% of patent settlement license fees and provide for accrued interest at 6% payable on maturity at January 1, 2015. The accrued interest at September 30, 2012 is $-0-.

On July 31, 2012, the assets of the Illume Mobile operations were sold to DecisionPoint Systems, Inc.  Management believes that the divestiture of this cash-dilutive operation will enable the Company to pursue its patent licensing strategy from internally generated funds as the Company is now cash flow positive. As previously discussed, the operating losses in the third quarter included significant one-time non-cash charges and ongoing operating expenses have been significantly scaled back. However, if we are unable to obtain sufficient patent licensing revenues to support the greatly reduced operating burden, we will not be able to implement our patent licensing strategy.

To lower its required cash expenditures for the first nine months of 2012, the Company issued 2,800,000 shares of common stock to vendors and 8,965,068 shares of common stock to directors and employees for compensation for services.

Sources and Uses of Cash

	Nine Months ended September 30,
(In thousands)	2012	2011
Cash flow data:
Net cash (used in) operating activities	$(1,048)	$(869)
Net cash provided by (used in) investing activities	12	(485)
Net cash provided by financing activities	1,078	1,563
Net increase in cash and cash equivalents	42	209
Cash and cash equivalents, beginning of period	273	187
Cash and cash equivalents, end of period	$315	$396

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2012 was $1,048,000, an increase of $179,000 from the same period in 2011. More cash was used in operating activities primarily due to the workforce growth from 11 employees in the first half of 2011 to 38 employees in the first half of 2012.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2012 was $12,000, an increase of $497,000 from the $485,000 cash used in investing activities during the same period in 2011, which increase was primarily due to the $250,000 cash received from the sale of Illume Mobile assets and $226,000 reduction in software development costs in 2012.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was $1,078,000 compared with $1,563,000 for the same period in 2011, a decrease of $485,000. In the first nine months of 2012, the Company raised $750,000 in debenture financing and sale of stock to accredited investors, $500,000 less than was raised in 2011 from the sale of debentures.

Critical Accounting Policies

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of patent licenses, software licenses and solution services.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  In many instances, customers make a substantial prepayment for services before rendered; therefore the Company is extending trade terms to customers who have already proven to be credit worthy.

At the quarter ending September 30, 2012 and at fiscal year ending December 31, 2011, the Company deems all trade receivable amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

Property and Equipment:

Property and equipment are recorded at cost.  Depreciation is computed using straight-line methods applied to individual property items based on estimated useful lives.

Revenue Recognition and Unearned Income:

Revenues from intellectual property licenses are recognized upon receipt. When intellectual property licenses are received under a contingent fee agreement with the law firm of Antonelli, Harrington & Thompson LLP, and the applicable contingent legal expense is recorded as a cost of sale. In the event a non-exclusive intellectual property license is granted within the scope of a contracted project, ten percent (10%) of the contract amount is deemed to be payment for the license.  Revenue from software product licensing is recognized ratably over the license period.  Unearned income associated with Illume Mobile contracts of $36,971 was transferred to DecisionPoint Systems as part of the Illume Mobile asset sale in July 2012. The $500,000 in unearned income at September 30, 2012 consists of the total potential earn-out payment from DecisionPoint Systems from the sale of Illume Mobile assets.

Solution services revenues consist primarily of professional services contracted to third party customers under contract for specific projects. Contracted projects that are fixed price are accounted for under the percentage-of-completion method of accounting. Revenue from contracted projects that are for provision of services is recognized at the time the service is provided. Revenue from setup fees, marketing and other services is recognized at the time the service is provided.  The Company no longer offers solutions services after the sale of Illume Mobile in July 2012.

Software Development Costs:

The Company accounts for software development costs in accordance with ASC 985-20, “Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  These costs are amortized over three years and are reviewed for impairment at each period end. The Company sold a total of $1,213,550 in gross capitalized software development costs and associated $194,070 in accumulated amortization, or a net of $1,019,480, to DecisionPoint Systems in July 2012. The Company is not presently developing software.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended September 30, 2012 and December 31, 2011.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

Effective August 1, 2012, Mr. Steve Signoff resigned as our President and Chief Executive Officer and Mr. Randy Ritter resigned as our Chief Operating Officer.  As a result of the resignations of Messrs. Signoff and Ritter, we only had one executive officer, Ms. Kendall Carpenter, our Chief Financial Officer, until October 3, 2012, when James McGill was appointed as President and Chief Executive Officer. Other than the resignations of Messrs. Signoff and Ritter, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently a party to 16 legal proceedings we initiated in the United States District Court Eastern District of Texas against 20 alleged infringers of our United States Patent #7,822,816. In each action, we claimed that each of defendants, directly or through intermediaries, made, has made, used, imported, provided, supplied, distributed, sold, and/or offered for sale products and/or systems that infringed one or more claims of United States Patent #7,822,816. We asked the Court for relief, including permanent injunctions, damages and costs we incurred because of the infringing activities, including interest and attorney fees. Any resulting litigation, however, will be subject to inherent uncertainties and the favorable outcome of any litigation is inestimable.

A summary of the legal proceedings initiated by the Company that are still outstanding and the status of legal proceedings that have been resolved since last reported is as follows:

Filing Date	Defendant	Case Number	Status	Date of Disposition (if any)
8-Jun-11	BizSpeed, Inc.	6:11-CV-287	(a)	10/23/2012
8-Jun-11	Environmental Systems Research Institute, Inc.	6:11-CV-287	(a)	9/28/2012
8-Jun-11	Spira Data Corp.	6:11-CV-287	(a)	10/16/2012
8-Jun-11	TrueContext Mobile Solutions Corporation	6:11-CV-287	(a)	9/27/2012
8-Jun-11	Invensys Systems, Inc. (d/b/a Invensys Operations Management)	6:11-CV-287	(b)	8/9/2012
8-Jun-11	Agilis Systems, LLC	6:11-CV-287	(b)	10/31/2012
8-Jun-11	RealTime Results, LLC	6:11-CV-287	(b)	10/31/2012
8-Jun-11	Ventyx Inc.	6:11-CV-287	(b)	11/1/2012
8-Jun-11	General Data Company, Inc.	6:11-CV-287	(c)	12/5/2011
8-Jun-11	Millennium Information Technology, Inc. (d/b/a MIT Systems, Inc.)	6:11-CV-287	(c)	12/5/2011
8-Jun-11	Air2Web Inc.	6:11-CV-287	Open	N/A
8-Jun-11	Xora, Inc.	6:11-CV-287	Open	N/A
8-Jun-11	Spring Wireless USA, Inc.	6:11-CV-287	Open	N/A
8-Jun-11	The DataMax Software Group Inc.	6:11-CV-287	Open	N/A
15-Sep-11	Citigroup Inc.	6:11-CV-490	Open	N/A
3-Oct-11	Whoop, Inc.	6:11-CV-523	Open	N/A
21-Dec-11	American Airlines, Inc.	6:11-CV-685	Open	N/A
21-Dec-11	Avis Rent A Car System, LLC	6:11-CV-686	Open	N/A
21-Dec-11	Continental Airlines, Inc.	6:11-CV-687	(b)	8/20/2012
21-Dec-11	United Air Lines, Inc.	6:11-CV-694	(b)	8/20/2012
30-Jan-12	Facebook, Inc.	6:12-CV-44	Open	N/A
30-Jan-12	Hyatt Corporation	6:12-CV-45	(b)	10/1/2012
30-Jan-12	Newegg Inc.	6:12-CV-46	Open	N/A
30-Jan-12	Wal-Mart Stores, Inc.	6:12-CV-47	(b)	10/31/2012
17-Feb-12	GEICO Casualty Company and Government Employees Insurance Company	6:12-CV-74	Open	N/A
17-Feb-12	GEICO Insurance Agency, Inc.	6:12-CV-74	Open	N/A
17-Feb-12	Marriott International, Inc.	6:12-CV-76	(b)	11/2/2012
27-Feb-12	AOL INC.	6:12-CV-91	(b)	8/20/2012
27-Feb-12	Inter-continental Hotels Corporation	6:12-CV-92	(b)	10/5/2012
27-Feb-12	Six Continents Hotels, Inc.	6:12-CV-92	(b)	10/5/2012
23-Mar-12	MovieTickets.com	6:12-CV-194	Open	N/A
18-Jun-12	JPMorgan Chase & Co, JPMorgan Chase Bank, N.A.	6:12-CV-384	(b)	8/15/2012
18-Jun-12	LinkedIn Corporation	6:12-CV-385	Open	N/A
19-Jun-12	Jetblue Airways Corporation	6:12-CV-387	Open	N/A
19-Jun-12	Kayak Software Corporation	6:12-CV-388	(b)	7/27/2012
19-Jun-12	Cumulus Media, Inc.	6:12-CV-389	Open	N/A
26-Jun-12	Fareportal, Inc.	6:12-CV-416	Open	N/A
26-Jun-12	LQ Management L.L.C.	6:12-CV-417	(b)	10/4/2012
26-Jun-12	Target Corporation	6:12-CV-418	Open	N/A
5-Oct-12	American Express Company	6:12-CV-743	Open	N/A
5-Oct-12	Redbox Automated Retail, LLC	6:12-CV-744	Open	N/A

(a) Lawsuit dismissed without prejudice
(b) Lawsuit dismissed with prejudice pursuant to a settlement agreement
(c) Default judgment entered

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 3,234,405 shares of compensation shares to employees in lieu of $141,938 cash compensation for services rendered during the second quarter of 2012 which had been recorded at a value of $2,713 in stock based compensation based upon individual tax elections made by each recipient. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 280,700 shares of restricted stock on July 1, 2012 for their second quarter 2012 compensation. The Company recorded $4,000 in stock based compensation for each of its five independent directors.

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

*
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACROSOLVE, INC.

Date: November 13, 2012	By:	/s/ JAMES C. MCGILL
James C. McGill
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2012	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)