Form 10-K
period 2012-12-31
MACROSOLVE INC
filed 2013-03-05
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

Commission File No. 333-150332

MACROSOLVE, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1518725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1717 South Boulder Ave. Suite 700 Tulsa, Oklahoma	74119 (918) 388-3528
(Address of principal executive office)	(Zip Code) (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☒   No☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No☒
Note: The Company is a voluntary filer but has filed all reports it would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months if it was a mandatory filer.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 29, 2012, based on the closing sales price of the Common Stock as quoted on the Pink Sheets was $4,979,956. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of February 28, 2013, there were 182,163,869 shares of registrant’s common stock outstanding.

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

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as mobile solutions for businesses. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	competition in the market for mobile computing products and services;
●	our ability to develop brand awareness and industry reputation;
●	our ability to adapt to rapid evolution in technology and industry standards;
●	our ability to attract and retain management and skilled personnel;
●	our growth and marketing strategies;
●	anticipated trends in our business;
●	our future results of operations;
●	our lack of profitable operations in recent periods;
●	market conditions in the mobile solutions for business industry;
●	the impact of government regulation;
●	emerging viable and sustainable markets for wireless and mobile computing services;
●	significant errors or security flaws in our products and services;
●	insufficient protection for our intellectual property;
●	Our ability to enforce our intellectual property;
●	claims of infringement on third party intellectual property;
●	pricing pressures in the mobile software and technology market
●	our financial position, business strategy and other plans and objectives for future operations;
●	economic conditions in the U.S. and worldwide; and
●	the ability of our management team to execute its plans to meet its goals

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

PART I

Item 1.  Business

Organization

MacroSolve, Inc. (“MacroSolve,” “we,” “us,” or the “Company”) is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma.  Following the sale of Illume Mobile division on July 31, 2012, we have focused on intellectual property licensing and enforcement of our patent in the mobile app market development space.  We also offer consulting services related to mobile app development, marketing and financing of mobile app businesses. Our principal executive offices are located at 1717 South Boulder Ave. Ste. 700, Tulsa, Oklahoma 74119.

MacroSolve has historically been a mobile applications development company, focused on enterprise applications, and has been an entrepreneurial force for over fifteen years. Our legacy customers, technology and development teams were profitably sold to DecisionPoint Systems for cash and equity in July 2012.  In the third quarter of 2012, the Company retained key executives and BOD members in order to take advantage of a new strategy, which uses the Company’s position as an experienced business advisory team for mobile app developers, fortified by intellectual property, which we believe can create substantial passive revenues and equity holdings.  DecisionPoint Systems was the first client in the portfolio we are creating under our new strategy. We hope to develop strategic relationships with large mobile app marketing and development companies in order to grow our portfolio.

Since March 2011, we have been protecting our intellectual property rights against entities we have identified as infringing our patent claims. In October 2010, we received U.S. patent #7,822,816, which covers certain mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer. To date, complaints have been filed against 90 defendants and we are continuously identifying potential infringers with numerous potential infringers identified as of the date of this report. Out of these lawsuits, we have received 48 settlements in the form of non-exclusive, perpetual paid-up licenses for licensed products or royalties based on a percentage of revenue.  Our objective in these enforcement actions is not to monopolize or prevent other companies from competing; it is to get a return on our investment in the intellectual property.

Currently, the Company has a web presence at ‘www.macrosolve.com’ and maintains multiple social media profiles.

Overview

Market Opportunities

The mobile technology market is very large and research indicates that it will continue to expand.  As mobile applications supply and demand grow, so does our target market for consulting and patent licensing clients.

The mobile technology market is being driven by the value that mobile applications are providing to end users, their mobile devices and wireless networks.  Evidenced by mobile analytics firm, AdEven, Apple will add 435,000 apps to the iOS App Store in 2013. According ABI Research, there will be 1.4 billion smartphones and 268 million tablets in active use this year,  Research2Guidance cites that, the market for mobile application development services, including application creation, management, distribution and extension services, reached $20.5 billion in 2011 and will grow in value to $100 billion in 2015.

By 2015, mobile application development projects targeting smartphones and tablets will outnumber native PC projects by a ratio of 4-to-1, according to Gartner, Inc., an information technology research and advisory firm, with smartphones and tablets expected to represent more than 90% of the new net growth in device adoption in the next four years. In contrast, app development projects targeting PCs is anticipated to be on par with mobile development in 2012. Future adoption is expected to triple between the fourth quarter of 2011 and the first quarter of 2014, according to Gartner, and will result in the vast majority of client-side applications being mobile-only or mobile-first for these devices.

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

Recent Developments

 After the divestiture of Illume Mobile on July 31, 2012, the Company has focused on implementing a strategy towards debt elimination and profitability. A new business development and a pipeline of potential portfolio clients were established with an agreement with Fiksu, a global app marketing company based in Boston, MA.  An agreement with MEDL (OTCBB: MEDL), a company in the creation, development, marketing and monetization of mobile apps, established a basis to provide MacroSolve’s intellectual property to thousands of mobile app developers.  Also, Dri-Plan, an iPad app venture in the construction industry, was added to the portfolio, leveraging the ‘816’ patent and the Company’s advisory services.

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

Accordingly, all operating results disclosed in this annual report only include the results from continuing operations, and exclude the results for the Illume Mobile business, which are presented as discontinued operations.

Growth Strategies

There are four foundational areas of concentration in the Company’s growth strategy:

•
Identify and support mobile app ventures with advisory services and patent protection, building a portfolio of market leading solutions which generate near term revenue and substantial earnings at liquidity for the Company.

•	Generate high margin potential, passive revenue by extending affordable patent protection to small and medium sized app developers through partnerships.

•	Continue enforcing current intellectual property.

•	Increase intellectual property portfolio via continuation filings.

Consulting Services

Our consulting services are focused on clients who have needs to begin or grow a mobile app business.  We are advisors to the app entrepreneur on all aspects of starting and or expanding the venture. We do not engage in app development or app marketing but rely on partners in those industries for client referrals.

The consulting services that are offered include, but are not limited to:

●	Visioning and Concepting – Exploring an app idea, its problem to solve and potential business models;

●	Competitive Analysis – Thorough examination of the market place and funding sources growing the competition;

●	Technology Evaluation – Discovery of best practices and platforms for mobile and web development;

●	Customer Economics Modeling – Quantification of initial and long term costs to acquire and grow customer segments;

●	Go-to-Market Strategy – Sales, marketing, channel, business and strategic partnership options review;

●	Financial Planning – Assumption modeling and creation of balance sheet, income and cash flow statements;

●	Funding Presentation and Coaching – Creation of PowerPoint and other communications materials in preparation for investor meetings;

●	Intellectual Property Advisory – Analysis of IP and options to protect and grow; and,

●	Management Team Evaluation and Augmentation – Review of strengths of management team along with growth plans. Virtual executive management team recommendations for interim periods.

In cases of near term liquidity or market leadership potential, we provide services at discounts and patent protection in exchange for equity.

Competition

A significant portion of the Company’s revenues come from patent license fees. By definition, a patent provides the owner the right to exclude others from making, using, selling offering for sale, or importing the patented invention for the term of the patent. Our objective in enforcing our patent is not to monopolize or prevent other companies from competing; it is to get a return on our investment in the intellectual property.

For our consulting business, many wireless carriers, application development technology leaders and major consulting companies provide mobile application consulting services.  Our target market is small and medium sized businesses (“SMB”) where competitors such as AT&T, Adobe and Accenture do not have an advantage due to affordability and agility.  We specifically target clients who do not have management in place who can grow a business around a mobile app, an underserved market which is cost-effective for us to serve in a way not feasible for large or national consultancies. Rocksauce Studios of Austin, Texas, a development partner with our former operating division, Illume Mobile, competes in this area by offering business plans tailored to specific mobile apps.  Similar consulting services are offered by BigInnovations of Hobe Sound, Florida, MasterPlans of Portland, Oregon and SocializeMobilize of San Francisco, California.

The competitors in the SMB target market include technology companies and mobile marketing companies. Applico, Silicus, 1MobileSolution, Diaspark are some of the companies whose services are fundamentally centered on application design, technology integration and developers who create and manage the solution. Brandignity, App Marketing Consultants, Gentle Ninja, DotComInfoway, Fiksu, AppTap and Flurry are companies with core competencies in marketing and branding applications and can indirectly compete with us. In many cases, these competitors’ business models compliment ours and have the potential to be business development partners. This is the case with Fiksu, a company which has established a mutual client referral agreement with us.

Customers and Suppliers

Illume Mobile’s customers were transitioned to DecisionPoint Systems, Inc. after the July 31, 2012 transaction. MacroSolve current customers consist of licensees who hold non-exclusive, perpetual paid-up licenses for licensed products which are non-recurring revenues and consulting customers which represent less than 1% of 2012 revenues due to the late 2012 implementation of consulting services.  We do not rely on any single supplier.

Intellectual Property

The Company reviews each of its intellectual properties and makes a determination as to the best means to protect such property, by trademark, by copyright, by patent, by trade secret, or otherwise. The Corporation believes that it has taken appropriate steps to protect its intellectual properties, depending on its evaluation of the factors unique to each such property, but cannot guarantee that this is the case. The United States Patent and Trademark Office has issued U.S. Patent No. 7,822,816 to our company. The patent, a significant intellectual property asset, further advances our position as a leader in the mobile solutions market. We are pursuing the monetization of this patent and its other IP assets.   The patent covers certain mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer.

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

Employees

The Company has two full-time and one part-time employees that comprise its executive management and accounting team. We have no labor union contracts and believe relations with our employees are satisfactory.

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

We incurred net losses of $1,776,045 and $2,534,414 for the years ended December 31, 2012 and 2011, respectively.   In addition, at December 31, 2012, we had an accumulated deficit of $14,450,239. Since our inception, we have experienced negative cash flow from operations; however, since divesting of Illume Mobile, we have been operationally cash flow positive. We cannot assure you that we can achieve profitability or sustain cash flow positive operations on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We received a modified report from our independent registered public accounting firm with an emphasis of matter paragraph for the year ended December 31, 2011 with respect to our ability to continue as a going concern.  Although we did not receive a modified report for the year ended December 31, 2012, there is no assurance that we will receive a similar unmodified report for our year ended December 31, 2013.

In their report dated March 9, 2012, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we had incurred operating losses the last two years and had a substantial accumulated deficit. Although we incurred operating losses during the year ended December 31, 2012 and had a substantial accumulated deficit at December 31, 2012, we had a turnaround in profitability in the fourth quarter of 2012, made improvements in our financial ratios and had increased the amount of cash on hand at year end.  As a result, in their report dated March 4, 2013, our independent registered public accounting firm did not express substantial doubt about our ability to continue as a going concern.  If we are unable to generate a profit and/or obtain necessary funding from outside sources, our independent registered public accounting firm may express doubt about our ability to continue as a going concern in the future.

If we are unable to obtain additional funding when needed, our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

Although we don’t believe we currently require additional funds to sustain our operations and institute our business plan, we have historically required additional funds to continue operations and may again in the future.  We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all, if needed. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to conduct business operations. If we are unable to obtain additional financing to finance a revised growth plan, we will likely be required to curtail such plans or cease our business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We may not be able to continue to monetize our intellectual property.

In October 2010, the Company received Patent #7,822,816 (the “816 patent”) which covers certain mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer. Efforts to monetize the 816 patent were initiated in March 2011 and the efforts continue to this date.  During 2012, over $2 million in licensing revenues were generated representing approximately 77% of the Company’s revenues, including Illume Mobile discontinued operations, and approximately 79% of the Company’s revenues excluding discontinued operations. If the Company is not able to continue to enforce and monetize this patent, it will have a material adverse effect on its revenue, income and future growth plans.

Insufficient protection for our intellectual property rights may have a material adverse effect on our results of operations or our ability to compete.

We attempt to protect our intellectual property rights in the United States through a combination of reliance on intellectual property laws (including copyright, patent, trademark and trade secret laws) as well as licensing and other agreements preventing the unauthorized disclosure and use of our intellectual property. Also, third parties may be able to successfully challenge, oppose, invalidate or circumvent our patents, trademarks, copyrights and trade secret rights. Lack of protection of certain intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition. Moreover, monitoring and protecting our intellectual property rights is difficult and costly. From time to time, we may be required to initiate litigation or other action to enforce our intellectual property rights or to establish their validity. Such action could result in substantial cost and diversion of resources and management attention and we cannot assure you that any such action will be successful.

If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. We have not filed for any patent protection rights outside the United States and many companies have had difficulty protecting their proprietary rights in these foreign countries. We may not be able to prevent misappropriation of our proprietary rights.

We have received, and are currently seeking, patent protection for mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our technologies by obtaining and enforcing patents. These risks and uncertainties include the following: patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage; our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and license our technologies either in the United States or in international markets; there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for technologies that prove successful as a matter of public policy regarding security concerns; countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent or narrow our patents. Third parties may also independently develop technologies similar to ours or design around any patents on our technologies.

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

Enforcement actions have a long litigation process, causing unpredictability of licensing revenues.

The litigation process with some defendants can be long, making it difficult to predict the quarter in which we may recognize revenue from licensing, if at all. The general length of the litigation process doesn’t necessarily increase our costs due to the contingent fee arrangement with the enforcement legal counsel. However, the costs involved in the enforcement, including travel, depositions, expert witness fees and the like, can vary significantly from period to period. If anticipated license fees for a particular quarter are not realized, our operating results may be adversely affected.

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

We might experience significant errors or security flaws in our former products and services.

Despite testing prior to their release, software products may contain errors or security flaws, particularly when first introduced or when new versions are released. Errors in Illume Mobile software products sold prior to our divestiture of that division could affect the ability of such products to work with other hardware or software products and could adversely affect market acceptance of such products. Software product errors and security flaws in Illume Mobile products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation. We are not liable for errors or security flaws in Illume Mobile software products and services rendered after July 31, 2012. While we are liable for products and services rendered prior to that date, we are unaware of any reported problems or unresolved issues with our former customers.

If we fail to maintain or expand our relationships with strategic partners and indirect distribution channels our consulting revenues could decline.

Our consulting strategies depend in part on our ability to form strategic relationships with other technology companies. If these companies change their business focus, enter into strategic alliances with other companies or are acquired by our competitors or others, support for our products and services could be reduced or eliminated, which could have a material adverse effect on our business and financial condition.

Economic conditions in the U.S. and worldwide could adversely affect our revenues.

Our revenues and operating results depend on the overall demand for our technologies and services. If the U.S. and worldwide economies continue to weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our products, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth.

We depend on key employees in a competitive market for skilled personnel.

The success of our business will continue to depend upon certain key executive management personnel who would be extremely difficult to replace. Competition for such personnel is intense, and we cannot be certain that we will be able to retain our existing key personnel. The loss of these officers and other or key employees in the future might adversely affect our business and impede the achievement of our business objectives. We believe our ability to achieve increased revenue will depend in part upon our ability to attract and retain highly skilled personnel. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms. Our ability to hire and retain such personnel will depend in part upon our ability to raise capital or achieve increased revenue levels to fund the costs associated with such personnel. Failure to attract and retain key personnel may adversely affect our business.

Risks Relating to our Common Stock and its Market Value

The price of our Common Stock may be volatile.

The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control. Some of these factors are:

●	dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;
●	our results of operations and the performance of our competitors;
●	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;

●	changes in earnings estimates or recommendations by research analysts who follow, or may follow, us or other companies in our industry;
●	changes in general economic conditions;
●	changes in the valuation of similarly situated companies, both in our industry and in other industries;
●	actions of our historical equity investors, including sales of common stock by our directors and executive officers;
●	actions by institutional investors trading in our stock;
●	disruption of our operations;
●	any major change in our management team;
●	significant sales of our common stock;
●	other developments affecting us, our industry or our competitors; and
●	U.S. and international economic, legal and regulatory factors unrelated to our performance.

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

Our common stock has been quoted under the symbol “MCVE” on the Pink Sheets since February 23, 2011 and prior to that, on the OTC Bulletin Board since August 15, 2008. There is a limited trading market for our common stock. Furthermore, the trading in our common stock maybe highly volatile, as for example, for the year ended December 31, 2012, our stock traded less than 169,000 shares on average per day. During that same period, the smallest number of shares trade in one day was zero and the largest number of shares traded in one day was 2,516,200. Out of the 250 trading days in 2012, zero shares traded on 13 days. On the 237 days that trading occurred, 54 days traded 20,000 shares or less and only 66 days traded 200,000 shares or more. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2013 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
●	obtain financial information and investment experience objectives of the person; and
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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our principal office at 1717 South Boulder Ave., Tulsa, Oklahoma 74119.  The current lease, which expires in September 2013, was assumed by DecisionPoint Systems, Inc. following their purchase of Illume Mobile on July 31, 2012. MacroSolve has been allowed to maintain its business office in their space without paying rent as it has facilitated and continues to facilitate the transition of Illume Mobile’s employees to DecisionPoint Systems, Inc. There is no assurance that this office space will continue to be offered rent-free and it is highly likely that the business office will be moved during 2013. We believe that our existing facilities are suitable and adequate to meet our current business requirements and that suitable and reasonably priced office space can be located at the appropriate time.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

We are currently a party to twenty-seven legal proceedings we initiated in the United States District Court Eastern District of Texas against twenty-eight alleged infringers of our United States Patent #7,822,816.  In each action, we claimed that each of defendants, directly or through intermediaries, made, has made, used, imported, provided, supplied, distributed, sold, and/or offered for sale products and/or systems that infringed one or more claims of United States Patent #7,822,816. We asked the Court for relief, including permanent injunctions, damages and costs we incurred because of the infringing activities, including interest and attorney fees. Any resulting litigation, however, will be subject to inherent uncertainties and the favorable outcome of any litigation is inestimable.

A summary of the legal proceedings initiated by the Company that are still outstanding and the status of legal proceedings that have been resolved since last reported is as follows:

Filing Date	Defendant	Case Number	Status	Date of Disposition (if any)
8-Jun-11	Air2Web Inc.	6:11-CV-287	(a)	11/2/2012
8-Jun-11	Xora, Inc.	6:11-CV-287	(b)	12/13/2012
8-Jun-11	Spring Wireless USA, Inc.	6:11-CV-287	(b)	11/16/2012
8-Jun-11	The DataMax Software Group Inc.	6:11-CV-287	(b)	11/28/2012
15-Sep-11	Citigroup Inc.	6:11-CV-490	Open	N/A
3-Oct-11	Whoop, Inc.	6:11-CV-523	Open	N/A
21-Dec-11	American Airlines, Inc.	6:11-CV-685	Open	N/A
21-Dec-11	Avis Rent A Car System, LLC	6:11-CV-686	(b)	2/6/2013
30-Jan-12	Facebook, Inc.	6:12-CV-44	(b)	11/16/2012
30-Jan-12	Newegg Inc.	6:12-CV-46	Open	N/A
17-Feb-12	GEICO Casualty Company and Government Employees Insurance Company	6:12-CV-74	Open	N/A
17-Feb-12	GEICO Insurance Agency, Inc.	6:12-CV-74	Open	N/A
23-Mar-12	MovieTickets.com	6:12-CV-194	(b)	11/30/2012
18-Jun-12	LinkedIn Corporation	6:12-CV-385	Open	N/A

19-Jun-12	Jetblue Airways Corporation	6:12-CV-387	Open	N/A
19-Jun-12	Cumulus Media, Inc.	6:12-CV-389	(b)	12/14/2012
26-Jun-12	Fareportal, Inc.	6:12-CV-416	Open	N/A
26-Jun-12	Target Corporation	6:12-CV-418	(b)	pending
5-Oct-12	American Express Company	6:12-CV-743	(b)	1/30/2013
5-Oct-12	Redbox Automated Retail, LLC	6:12-CV-744	Open	N/A
4-Dec-12	Bed Bath & Beyond Inc.	6:12-CV-915	Open	N/A
4-Dec-12	Sears Holdings Management Corporation et al	6:12-CV-916	Open	N/A
4-Dec-12	Starwood Hotels & Resorts Worldwide, Inc.	6:12-CV-917	(b)	2/25/2013
21-Dec-12	Walgreen Co.	6:12-CV-975	Open	N/A
21-Dec-12	Home Depot U.S.A., Inc.	6:12-CV-976	Open	N/A
21-Dec-12	SkyMall, Inc.	6:12-CV-977	Open	N/A
21-Dec-12	SuperShuttle International Corp.	6:12-CV-978	Open	N/A
21-Dec-12	Dollar Thrifty Automotive Group, Inc. et al	6:12-CV-979	Open	N/A
21-Dec-12	CVS Pharmacy, Inc.	6:12-CV-980	Open	N/A
25-Feb-13	Costco Wholesale Corporation	6:13-CV-198	Open	N/A
25-Feb-13	Fandango, Inc. et al	6:13-CV-199	Open	N/A
25-Feb-13	GameStop Corp, et al	6:13-CV-200	Open	N/A
25-Feb-13	Gilt Groupe Holdings, Inc. et al	6:13-CV-201	Open	N/A
25-Feb-13	Kohl's Department Stores, Inc. et al	6:13-CV-202	Open	N/A
25-Feb-13	The Kroger Co.	6:13-CV-203	Open	N/A
26-Feb-13	Nordstrom, Inc. et al	6:13-CV-204	Open	N/A
26-Feb-13	Pandora Media, Inc.	6:13-CV-205	Open	N/A
26-Feb-13	RueLaLa, Inc. et al	6:13-CV-206	Open	N/A
26-Feb-13	Staples, Inc. et al	6:13-CV-207	Open	N/A
(a)	Lawsuit dismissed without prejudice.
(b)	Lawsuit dismissed with prejudice pursuant to a settlement agreement.

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

The following sets forth the range of the closing bid prices for our common stock for the quarters in the period starting January 1, 2011 through December 31, 2012. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, markdowns or commissions. Such prices were determined from information provided by a majority of the market makers for the Company’s common stock.

	2012		2011
	Sales Price		Sales Price
	High	Low	High	Low
Quarter Ended
March 31	$0. 14	$0. 06	$0.26	$0.18
June 30	0. 12	0. 05	0.24	0.09
September 30	0. 06	0. 02	0.18	0.10
December 31	0 .06	0. 01	0.17	0.03

Holders

As of February 28, 2013, there were approximately 1,051 stockholders of record of the Company’s Common Stock.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,441,703	$0.35	40,100,000
Equity compensation plans not approved by security holders	-	-	15,207,958
Total	15,441,703	$0.35	55,307,958

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

Business Overview

For this information please see Part 1, Item 1 “Business.”

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 (all references are to fiscal years).

Total Net Revenues: Total Net Revenues increased $1,584,000 or 113% to $2,988,000 in 2012 from $1,404,000 for 2011. Sources of revenue were derived from our IP licensing, software products, and services.  Software products and licensing revenues represented the majority of the net revenues with an increase of $1,389,000, or 122%, for the period to $2,530,000 from $1,141,000 for the same period in 2011, which increase is primarily attributable to the monetization of the Company’s intellectual property. Services revenue showed an increase of $196,000, or 75% in 2012 to $459,000 from $263,000 for the same period in 2011.  This was primarily due to an increase in custom mobile app development through July 31, 2012. The Company no longer develops custom mobile apps.

Cost of Revenues and Gross Profit:  Cost of revenues for 2012 increased $727,000, or 126%, from $579,000 in 2011 to $1,306,000 in 2012. Legal fees and costs associated with licenses sold pursuant intellectual property monetization were $1,030,000, or 79%, of the 2012 cost of sales. The resulting gross profit for 2012 of $1,683,000 was up $858,000, or 104%, over the gross profit for 2011 of $825,000.  Gross profit margins were 56% and 59% for 2012 and 2011, respectively.

Operating, Selling, General and Administrative Expenses: Operating expenses include marketing and sales expenses, general and administrative expenses and depreciation and amortization expenses.  Operating expenses increased by $886,000, or 41%, in 2012 to $3,025,000 from $2,139,000 in 2011. Depreciation and amortization expense increased by $366,000 primarily due to the amortization for MoBiz360, an incomplete prototype website, including its one-time amortization of net capitalized development costs of $293,000 and amortization of Illume Mobile products, including DineInsight, ReForm iPhone, Blackberry and Android, through July 31, 2012 when the products were sold to DecisionPoint Systems, Inc. Marketing, sales and unabsorbed operating expenses increased by $645,000 primarily due to payroll and benefits through July 31, 2012 for 11 additional employees hired in 2012 to support growth. The G&A decrease of $126,000 is primarily due to a $186,000 decrease in corporate branding and awareness expenses in 2012, and a $125,000 decrease in 2012 financial advisory services offset by the $135,000 note receivable write down and $58,000 increase in salaries and benefits associated with a new CEO employed in August 2011.

Loss from Operations: Loss from operations for 2012 of $1,343,000 was within $30,000 of the loss from operations in 2011 of $1,313,000.

Other Income and Expense: Total other expenses of $239,000 in 2013 were $29,000, or 11% less than the total of $268,000 in 2011.  This decrease is due to lower interest expense and stock based compensation. Stock-based compensation expense, within other expenses, was $84,000 for the year ended December 31, 2012 as compared to $98,000 for the year ended December 31, 2011, a decrease of $14,000, primarily due to three corporate executives not retained following the sale of Illume Mobile. Interest expense decreased $20,000, or 12% in 2012 to $151,000 from $171,000 in 2011. In 2012, interest expense consisted primarily of $6,000 paid to a financial institution, $29,000 accrued interest on shareholder notes payable and $112,000 in accrued interest on the 2012, 2011 and 2010 Debenture financing rounds.

Net Loss from Operations: Net loss of $1,581,000 in 2012 was within $1,000 the net loss in 2011 of $1,582,000 primarily due to the factors previously discussed.

There was no provision for income taxes for the fiscal years ended 2012 and 2011 due to a valuation allowance of $5.3 million recorded for the years ended December 31, 2012 and 2011, respectively, on the total tax provision as we believed that it is more likely than not that the asset will not be utilized during the next year.

Liquidity and Capital Resources

As of December 31, 2012, the Company had total current assets of $1,252,590 and total current liabilities of $674,062 for working capital of $578,528. As of December 31, 2012, the Company had cash and cash equivalents of $659,204 and an accumulated deficit of $14,450,209 since operations commenced in 1997.

Although there was net loss of $1,776,045 in 2012, the Company's independent registered public accounting firm's audit report for the year ended December 31, 2012, included herein, did not contain a qualified opinion or an explanatory paragraph regarding the Company's ability to continue as a going concern as it had in prior years, including 2011.  The Company demonstrated profitability after the divestiture of Illume Mobile, improved its financial ratios, and management’s plan does not contemplate future debt or equity raises. The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to create and market innovative products and services and sustain adequate working capital to finance its operations.

We have historically financed our operations through operating revenues, proceeds from bank loans, shareholder loans and sales of equity and debt securities to accredited investors. Since the divestiture of Illume Mobile and it’s deficit operation, the Company expects to generate sufficient working capital through operations to support its requirements without additional debt or equity financing.

2010 Debenture Financing

In November 2010, the Company sold Convertible Debentures Series 2010 (the “2010 Debentures”) for gross proceeds of $925,000, which were used for general corporate purposes. The 2010 Debentures accrued interest at 2.0% per annum with interest payable at maturity on December 31, 2015. The 2010 Debentures may not be prepaid before the maturity date. Repayment of the 2010 Debentures may be made in cash or shares of Common Stock at the option of the Company.

The 2010 Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the Debentures, together with accrued but unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period before the notice of conversion. During 2011, eleven of the fifteen investors elected to convert a total of $725,000 Debenture Series 2010 plus Series B Warrants to Debenture Series 2011 and Series A Warrants simultaneously with their purchase of the new offering and three of the investors elected to convert a total of $150,000 debentures into 2,304,203 shares of common stock.  During 2012, the remaining investor elected to convert a total of $50,000 Debenture Series 2010 plus Series B Warrants into 940,734 shares of common stock.  Accrued interest of $1,285 was settled in full during 2012.

The 2010 Debenture investors also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2015.  As of March 4, 2013, there were Class B Warrants outstanding to purchase an aggregate of 343,591 shares of common stock at exercise prices ranging between $0.2618 and $0.3276.

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

The 2011 Debentures, which mature on December 31, 2016, earn interest at an annual rate of 12%, which will be paid quarterly exclusively from the Debenture Account which has been established with a financial institution for the deposit of 25% of the net funds the Company receives from licensing its intellectual property (the “Debenture Account”).  Principal on the 2011 Debentures will be paid quarterly as the Debenture Account permits. As of March 4, 2013, the Debenture Account has a balance of $150,000.

The 2011 Class A Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class A Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class A Debenture investment. Any 2011 Class A Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. During 2012, fifteen of the sixteen investors elected to convert a total of $1,575,000,000 Debenture Series 2011 plus Series A Warrants into 16,831,553 shares of common stock. A total of $179,312 in accrued interest on the converted debentures was settled, $16,167 in cash and $163,145 with 870,543 shares of common stock. Accrued interest as of December 31, 2012 is $18,396. As of March 4, 2013, there is one $100,000 2011 Class A Debentures outstanding that is convertible into 1,587,302 shares of common stock.

The 2011 Class A Debenture investors also received common stock purchase warrants, designated by the Company as Class A Warrants, which expire on December 31, 2016.  As of March 4, 2013, there were Class A Warrants outstanding to purchase an aggregate of 18,475,827 shares of common stock at exercise prices ranging between $0.063 and $0.109.

The 2011 Class B Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class B Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class B Debenture investment, however the conversion price shall not be less than ten cents per share at any time and the conversion price shall not be more than ten cents per share for investments made prior to October 1, 2011. Any 2011 Class B Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. During 2012, eighteen of the nineteen investors elected to convert a total of $846,161 Debenture Series 2011 plus Series B Warrants into 16,923,227 shares of common stock. A total of $45,941 in accrued interest on the converted debentures was settled with 459,412 shares of common stock. Accrued interest as December 31, 2012 is $7,200. As of March 4, 2013, there is one $50,000 2011 Class B Debentures outstanding that is convertible into 1,000,000 shares of common stock.

The investors in 2011 Class B Debentures also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2016.  As of March 4, 2013, there were Class B Warrants outstanding to purchase an aggregate of 8,961,614 shares of common stock at exercise prices of $0.10.

Other

During 2011, the Company borrowed $100,000 on its line of credit agreement with a financial institution which was guaranteed by a director. The line of credit agreement, which bore interest at the greater of 5.75% or prime rate plus 1.0% (4.25% at September 30, 2012), matured on September 30, 2012. The loan was repaid in October 2012 and was not renewed.

In May and June, 2012, three directors and one former director loaned the Company a total of $449,300 for working capital. In July 2012, three directors loaned a total of $50,000 for working capital. The notes were secured by the unencumbered 75% of patent settlement license fees secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at September 30, 2012. The total accrued interest on shareholder loans, which matured September 30, 2012, was $25,381. Two directors were owed $9,000 for guaranteeing the advancing term loans in 2011 and 2012. The total amount due to three directors and one former director of $533,681, including accrued interest and loan guarantees, was rolled over into new notes dated September 30, 2012. The new notes are secured by the unencumbered 75% of patent settlement license fees and provide for accrued interest at 6% payable on maturity at January 1, 2015. The accrued interest at December 31, 2012 is $8,071.

To lower our required cash expenditures for the calendar year 2012, the Company issued 2,800,000 shares of common stock to vendors for services, 1,412,643 shares of common stock to settle debenture interest and 8,965,068 shares of common stock to directors and employees for compensation for services.

Sources and Uses of Cash

	Years Ended Dec 31,
	2012	2011

Cash flows (used in) operating activities	$(595,128)	$(1,364,479)
Cash flows provided by (used in) investing activities	7,707	(613,101)
Cash flows provided by financing activities	973,493	2,063,717
Net increase in cash and cash equivalents	$386,072	$86,137

Operating Activities:

Net cash outflow from operating activities during the year ended December 31, 2012 was $595,000 which was a decrease in use of cash of $770,000 from $1,365,000 net cash outflow from operating activities during the year ended December 31, 2011. Less cash was used in operating activities as a result of the July 2012 sale of Illume Mobile and its deficit operations.

Investing Activities:

Net cash provided by investing activities during the year ended December 31, 2012 was $8,000, which was an increase of $620,000 from $613,000 net cash used in investing activities during the year ended December 31, 2011. The increase is primarily due to $250,000 cash proceeds from the sale of Illume Mobile and $346,000 less investment in Illume Mobile’s products, or $233,000 in 2012 compared to $580,000 in 2011. The Company no longer develops software products.

Financing Activities:

Net cash provided by financing activities was $973,000 in 2012 compared with $2,063,000 for the same period in 2011, a decrease of $1,090,000.  Cash provided by financing activities in 2012 was primarily from $500,000 net proceeds from sales of convertible debentures, $250,000 net proceeds from sales of common stock, and $363,000 net proceeds from shareholder offset by $100,000 repayment of the bank line of credit, $17,000 repayment of accrued debenture interest and $22,000 repayment of the State of Oklahoma Technology Business Finance Program loan.

Since our inception, we have experienced negative cash flow from operations. Although the Company has been experiencing positive cash flow from operations since divesting of Illume Mobile, significant negative cash flow from operations may occur in the future.  Although we don’t believe we currently require additional funds to sustain our operations and institute our business plan, we have historically required additional funds to continue operations and may again in the future.  We have no current plans to raise additional funds; however, if we need to raise additional funds through the issuance of equity, equity-related or convertible debt securities in the future, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. The issuance of additional common stock by our management may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.  Historically, we have financed our cash needs by registered private placements of our securities. There is no assurance that we will be able to obtain financing on terms consistent with our past financings or satisfactory to use.

As of December 31, 2012, our common stock is the only class of stock outstanding and we have $816,752 in long-term debt that consists of $150,000 convertible secured debentures, $541,752 in long-term shareholder notes payable and accrued interest, and a $215,000 note from the State of Oklahoma Technology Business Finance Program, of which $90,000 is classified as current maturities of long-term debt.

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

Solution services revenues, including advisory services, consist primarily of professional services contracted to third party customers or clients under contract for specific projects. Contracted projects that are fixed price are accounted for under the percentage-of-completion method of accounting. Revenue from contracted projects that are for provision of services is recognized at the time the service is provided. The Company no longer offers solutions services after the sale of Illume Mobile in July 2012.

Software Development Costs:

The Company accounts for software development costs in accordance with ASC 985-10, “Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  These costs are amortized over three years and are reviewed for impairment at each period end. The Company is not presently developing software.

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

Recently Issued Accounting Pronouncements

In October 2012, the FASB issued Accounting Standards Update No. 2012-04, “Technical Corrections and Improvements” which makes technical corrections and improvements to a variety of topics in the Codification. The changes include source literature amendments, guidance clarification, reference corrections and relocated guidance. The ASU also includes amendments to the codification to reflect ASC 820’s fair value measurement and disclosure requirements. The Company is currently evaluating the update which is effective for fiscal periods beginning after December 15, 2012, but does not expect it to have a material effect on our financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities.” The Boards initially proposed a joint model describing when it is appropriate to offset financial assets and liabilities on the balance sheet that would have been close to the more restrictive IFRS approach, but instead decided to focus on developing common disclosure requirements. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under US GAAP and IFRS related to the offsetting of financial instruments. The existing US GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The Company does not offset financial instruments and therefore does not expect the adoption of ASU 2011-11 to have a material effect on our financial statements. In January 2013, ASU 2013-013, “Balance Sheet (Topic 210), “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” was issued by the FASB. The ASU addresses offsetting derivative assets and liabilities and will affect comparative financial statements as disclosures will be applied retrospectively. The ASU is effective for fiscal years beginning on or after January 1, 2013 with no early adoption. The Company is currently evaluating the affect but does not anticipate it having a material effect on our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income”. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 deferring the effective date of ASU 2011-05. ASU 2022-05 amends the guidance in ASC 220 “Comprehensive Income” by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.  In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, effective for periods beginning after December 15, 2012. The Company is currently evaluating the update but does not expect it have a material effect on our financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

Our financial statements, together with the independent registered public accounting firm's report of Hood & Associates CPAs, P.C., begin on page F-1, immediately after the signature page.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report by Hood & Associates CPAs, P.C., our independent registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of March 4, 2013. The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.  All members of the Board of Directors listed below were elected at the Board of Directors Meeting on May 18, 2012.

Name	Age	Position
James C. McGill	69	Chairman of the Board of Directors, Chief Executive Officer and President
John Clerico	71	Director and Chairman of the Compensation Committee
David R. Lawson	61	Director and Chairman of the Audit Committee
Kendall Carpenter	56	Executive Vice President, Secretary and Chief Financial Officer

Executive Biographies:

James C. McGill, Chairman of the Board of Directors, Chief Executive Officer and President

Jim McGill was appointed President and Chief Executive Officer in October 2012. Mr. McGill has been a member of the Board of Directors of MacroSolve, Inc. since 1999.  Jim McGill is an investor with background in a wide variety of organizations, public and private, for profit, and not for profit.  Prior to joining the Company, Mr. McGill ran McGill Resources, Inc., a business consulting and investment firm with offices in Tulsa, Oklahoma and Sydney, Australia.  From 1970 to 1986, Mr. McGill was Chairman and Chief Executive Officer of McGill Environmental Systems, Inc., a company that he founded.  McGill Environmental Systems, Inc. was sold in 1986 to The IT Group and Mr. McGill served on the board of directors of The IT Group until 2003.  Mr. McGill currently serves on the Board of ADDvantage Technologies Group, Inc., several private boards, and the Board of Trustees of the University of Tulsa.

John Clerico, Director and Chairman of the Compensation Committee

John Clerico joined the Board of Directors of MacroSolve, Inc., in 2006.  Mr. Clerico is the former Chairman of the Board of Global Industries, Ltd., a leading offshore solutions provider of offshore construction, engineering, project management and support services, a position he has held from October 2008 until the company was sold in December 2011. He also served on their Board of Directors since January 2006 through December 2011. Mr. Clerico was also Chief Executive Office of Global Industries from October 2008 until March 2010. John Clerico is chairman and a registered financial adviser at ChartMark Investments, Inc., an independent investment advisory firm that manages equity funds for individuals and small pension funds. Mr. Clerico co-founded ChartMark in 2001, where his current focus is on day-to-day portfolio management and strategic direction of the firm. Prior to founding ChartMark, Mr. Clerico served in numerous senior management capacities including Executive Vice President, Chief Financial Officer and Director of Praxair, Inc., a Fortune 200 company. In addition to his financial responsibilities, Mr. Clerico managed Praxair’s business operations in Europe and South America. Prior experience includes CFO of Union Carbide Corporation, Conoco, Inc. and Phillips Petroleum Co. Mr. Clerico was named as one of four "Leading Corporate Treasurers" by Corporate Finance Magazine in 1995 and "CFO of the Year" by CFO Magazine in 1997 and Business Week in 1998. He serves on the Board of Directors of Community Health Systems and Educational Development Corp. Mr. Clerico is a 1964 graduate of Oklahoma State University.

David R. Lawson, Director and Chairman of the Audit Committee

David Lawson joined the Board of Directors of MacroSolve, Inc. in November 2010.  Mr. Lawson is the former President and Chief Executive Officer of Capital One Auto Finance, Inc., a position he held from July 1998 until April 2008. He held similar positions at Summit Acceptance Corporation from March 1995 until July 1998, and was President and Chief Operating Officer of Western National Bancorp from September 1982 until December 1993. Since June, 2008, Mr. Lawson has served as Chairman of the Board of Trustees at the University of Tulsa. Mr. Lawson also sits on the boards of Heat Transfer Equipment Corp. and Pinnacle Packaging Company. He formerly served on the boards of Western Venture Capital, Summit Acceptance Corporation, Zag Inc., Valen Technology, Inc., Dealer Track, Ameriban, Inc., and Texas Capital Bancorporation. Mr. Lawson also serves on the board of the Alzheimer’s Association.  Mr. Lawson is a 1970 graduate of the University of Tulsa with a BS degree in Accounting. He joined the firm of Arthur Andersen & Company in May 1970, eventually reaching the level of Audit and Consulting Partner. In 1982 he left public accounting for the banking industry.

Kendall W. Carpenter, CPA, CGMA, CMA, Executive Vice President, Secretary and Chief Financial Officer

Kendall Carpenter joined the corporation in 2006 as Controller. She was promoted to Vice President and Chief Financial Officer in 2008. Ms. Carpenter’s previous experience includes Division Controller with Allied Waste Industries (AW) and over 10 years experience as top financial officer of an enterprise software company with an international customer base. Ms. Carpenter graduated with a Bachelor of Science degree in Accounting from Oklahoma State University and has earned the professional designations of Certified Public Accountant, Chartered Global Management Accountant and Certified Management Accountant.

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

Family Relationships

None.

Board Independence

We are not required to have any independent members of the board of directors. The board of directors has determined that (i) James McGill, has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) John Clerico and David Lawson are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2012, our board of directors held nine meetings and approved certain actions by unanimous written consent. The board as a whole carries out the functions of the nominating committee.  We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

Board Committees

We currently have two board committees, the audit and compensation committees.  The board as a whole carries out the functions of the nominating committee, and such “independent director” determination has been made pursuant to the committee independence standards.

Audit Committee

The Board of Directors has adopted a written charter for the Audit Committee. Our Audit Committee is responsible for (1) the integrity of the financial reporting process, systems of internal controls and financial statements and reports of the Company; (2) the compliance by the Company with legal and regulatory requirements; (3) the appointment, compensation and oversight of the Company's independent auditor employed by the Company for the purpose of preparing or issuing an audit report or related work.  The Audit Committee is comprised of Chairman David R. Lawson, John Clerico and James C. McGill.

Audit Committee Report

The Audit Committee has reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2012.  Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the financial statements referred to above be included in this Form 10-K.

Compensation Committee

Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. Our Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers. The Compensation Committee is comprised of Chairman John Clerico, David R. Lawson and James C. McGill.

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

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to all its directors, officers (including its chief executive officer, chief financial officer and any person performing similar functions) and employees. The Company has made its Code of Conduct available on its website at www.macrosolve.com/investors/.

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company’s Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2012 and 2011.

Name and Principal Position	Year	Salary	Bonus	Option and Warrant Awards (5)	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All other Compen- sation (6)	Total
James McGill,	2012	$13,100	$0	$$0	$0	$$0	$5,498	$18,598
Chief Executive Officer,	2011	$12,000	0	0	0	0	$3,241	$15,241
President and Director (1)

Kendall Carpenter, Executive Vice	2012	$133,075	$0	$$0	$0	$$0	$2,915	$135,990
President, Chief Financial Officer	2011	$114,750	0	0	0	0	$2,648	$117,398
and Secretary (2)

Steve Signoff,	2012	$106,200	0	$$0	$0	$$0	$44,083	$150,283
Former Chief Executive Officer,	2011	$75,386	0	0	0	0	$932	$76,318
President and Director (3)

Randy Ritter,	2012	$74,212	$0	$$0	$0	$$0	$32,379	$106,591
Former Chief OperatingOfficer (4)

(1)
For services in 2011, Mr. McGill received 872,823 shares of restricted stock valued between $.001 and $.002 per share upon vesting of restricted stock awards. Mr. McGill received 39,733 shares of S-8 registered stock in 2011 valued between $.001 and $.20 per share upon vesting of 2008, 2009 and 2010 stock bonus plans. For services in 2012, Mr. McGill received 2,395,783 shares of restricted stock valued between $.001and $.01 per share upon vesting of restricted stock awards. Mr. McGill received 58,778 shares of S8 registered stock in 2012 valued at $.001 per share upon vesting of 2009 and 2010 stock bonus plans. Mr. McGill received an option in 2011 under the 2011 Key Employee Stock Incentive Plan to acquire 400,000 shares of common stock at the price of $.50 per share which vest ratably in five increments based on the Company stock trading from $1.00 to $5.00 per share over five trading days. This option was cancelled in 2012 and replaced with an option under the same plan to acquire 1,250,000 shares of common stock which vest ratably in three increments based on the Company stock trading at $.25, $.40 and$.60 per share over five trading days at the price of $.125, $.25 and $.40, respectively.

(2)
For services in 2011, Ms. Carpenter received 496,267 shares of restricted stock valued between $.001and $.002 per share upon vesting of restricted stock awards. Ms. Carpenter received 46,833 shares of S8 registered stock in 2011 valued between $.001 and $.20 per share upon vesting of 2008, 2009 and 2010 stock bonus plans. For services in 2012, Ms. Carpenter received 1,162,379 shares of restricted stock valued between $.001and $.01 per share upon vesting of restricted stock awards. Ms. Carpenter received 112,500 shares of S8 registered stock in 2012 valued at $.001 per share upon vesting of 2009 and 2010 stock bonus plans. Ms. Carpenter received an option in 2011 under the 2011 Key Employee Stock Incentive Plan to acquire 200,000 shares of common stock at the price of $.50 per share which vest ratably in five increments based on the Company stock trading from $1.00 to $5.00 per share over five trading days. This option was cancelled in 2012 and replaced with an option under the same plan to acquire 1,250,000 shares of common stock which vest ratably in three increments based on the Company stock trading at $.25, $.40 and$.60 per share over five trading days at the price of $.125, $.25 and $.40, respectively.

(3)
For services in 2011, Mr. Signoff received 183,824 shares of restricted stock valued at $.002 per share upon vesting of restricted stock awards. As an incentive bonus at employment in 2011, Mr. Signoff received 100,000 shares of restricted stock valued at $.002 per share upon vesting of restricted stock awards. For services in 2012, Mr. Signoff received 1,715,539 shares of restricted stock valued between $.001and $.01 per share upon vesting of restricted stock awards. Mr. Signoff received an option under the 2011 Key Employee Stock Incentive Plan to acquire 1,500,000 shares of common stock at the price of $.50 per share which vest ratably in five increments based on the Company stock trading from $1.00 to $5.00 per share over five trading days. This option was cancelled in 2012 and replaced with an option under the same plan to acquire 10,000,000 shares of common stock which vest ratably in three increments based on the Company stock trading at $.25, $.40 and$.60 per share over five trading days at the price of $.125, $.25 and $.40, respectively. This option was cancelled in August 2012 upon Mr. Signoff’s resignation.  Between August 1 and December 31, 2012, the Company paid Mr. Signoff $39,091 in consulting fees.

(4)
For services in 2012, Mr. Ritter received 1,239,843 shares of restricted stock valued between $.001 and $.01 per share upon vesting of restricted stock awards. Mr. Ritter received an option under the 2011 Key Employee Stock Incentive Plan to acquire 1,200,000 shares of common stock at the price of $.50 per share which vest ratably in five increments based on the Company stock trading from $1.00 to $5.00 per share over five trading days. This option was cancelled in 2012 and replaced with an option under the same plan to acquire 7,500,000 shares of common stock which vest ratably in three increments based on the Company stock trading at $.25, $.40 and $.60 per share over five trading days at the price of $.125, $.25 and $.40, respectively. This option was cancelled in August 2012 upon Mr. Ritter’s’ resignation.  Between August 1 and December 31, 2012, the Company paid Mr. Ritter $28,408 in consulting fees.

(5)
In accordance with FASB ASC Topic 718, Company management has determined that the options and warrants granted have no cash value and as such are calculated as zero dollars ($0.00) toward each executive’s compensation.

(6)	Fair market value of stock awards based on individual tax elections and consulting fees.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Contract with Kendall Carpenter

On October 23, 2012, the Company entered into an employment agreement (the “Agreement”) with Kendall Carpenter to serve as Executive Vice President, Chief Financial Officer and Secretary, which Agreement is effective as of October 1, 2012.  The Agreement can be terminated by Ms. Carpenter at any time or by the Company upon 90 days prior written notice.  The base salary under the Agreement is initially $150,000 (the “Base Salary”), which shall be paid in cash through December 31, 2012, and thereafter, in cash and notes payable.  Starting January 1, 2013, Ms. Carpenter will receive an initial salary of at least $96,000 per annum in cash (the “Cash Salary”) and notes payable (the “Notes”) in an amount equal to the difference between the Base Salary and the Cash Salary.  The Notes will accrue interest at a rate of 6% per annum and payment of outstanding Notes will be done quarterly as funds become available, as determined by the Board of Directors.  In addition, Ms. Carpenter is entitled to participate in any and all benefit plans, from time to time, in effect for the Company’s employees, along with vacation, sick and holiday pay in accordance with its policies established and in effect from time to time.

Grants of Plan-Based Awards

The following table provides information regarding the amount of awards under our executive bonus plan and equity awards granted in 2012 for each of the named executive officers.

Grants of Plan-Based Awards

			Est Possible Payout under Non-Equity
			Incentive Plan Award
Name	Grant Date	Date of Approved Equity Award	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Share of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
James McGill	5/18/2012	5/18/2012				-	416,667	$0.125	$-
	5/18/2012	5/18/2012					416,667	$0.250	$-
	5/18/2012	5/18/2012					416,666	$0.400	$-

Kendall Carpenter	5/18/2012	5/18/2012				-	416,667	$0.125	$-
	5/18/2012	5/18/2012					416,667	$0.250	$-
	5/18/2012	5/18/2012					416,666	$0.400	$-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2012.

	OPTION AWARDS					STOCK AWARDS
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexer-cisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	MarketValue of Shares or Units of Stock That Have Not Vested
James McGill	2012		416,667	$0.125	5/18/2018	1,405,668	$28,113
James McGill	2012		416,667	$0.25	5/18/2018
James McGill	2012		416,666	$0.40	5/18/2018
James McGill	2010					25,666	$513
James McGill	2009	96,808	11,200	$.53 - $2.21	9/11/2014	33,111	$662
James McGill	2008	129,804		$.60 - $2.50	9/11/2014
James McGill	2007	216,640		$0.60	9/11/2014
James McGill	2006	236,640		$0.60	9/11/2014
James McGill	2005	324,720		$0.43	9/11/2014
James McGill	2004	337,360		$0.43	9/11/2014
James McGill	2003	235,280		$0.43	9/11/2014
James McGill	2002	145,340		$0.34	9/11/2014

Kendall Carpenter	2012		416,667	$0.125	5/18/2018	602,824	$12,056
Kendall Carpenter	2012		416,667	$0.25	5/18/2018
Kendall Carpenter	2012		416,666	$0.40	5/18/2018
Kendall Carpenter	2010					32,500	$650
Kendall Carpenter	2009	43,860	8,400	$.53 - $2.21	9/11/2014	80,000	$1,600
Kendall Carpenter	2008	23,946		$.60 - $2.50	9/11/2014
Kendall Carpenter	2007	14,400		$0.60	9/11/2014
Kendall Carpenter	2006	26,600		$0.60	9/11/2014

Director Compensation

Directors received compensation for their services for the fiscal year ended December 31, 2012 as set forth below:

Name	Fees Earned or Paid in Cash	Stock Awards ($) (1)	Total ($)
Howard Janzen (resigned 5-22-2012)	$-	$4,000	$4,000
David L. Humphrey (resigned 10-3-2012)	$-	$12,000	$12,000
John Clerico	$-	$16,000	$16,000
Dale A. Schoenfeld (resigned 10-3-2012)	$-	$12,000	$12,000
David R. Lawson	$-	$16,000	$16,000
Total:	$-	$60,000	$60,000

(1)	Each director received $4,000 per quarter served on the Board of Directors, paid in restricted common stock based on a five day VWAP at the end of each quarter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of and percent of the Company's common stock beneficially owned by:

●	all directors and nominees, naming them,
●	our executive officers,
●	our directors and executive officers as a group, without naming them, and
●	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The business address of each of the beneficial owners listed below is c/o MacroSolve, Inc. 1717 South Boulder Ave. Suite 700, Tulsa, OK  74119.

	Title of Class	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
James C. McGill (3)	Common Stock	26,836,558	12.84%

Kendall Carpenter (4)	Common Stock	5,042,832	2.69%

John C. Clerico (5)	Common Stock	50,683,760	21.77%

David R. Lawson (6)	Common Stock	5,790,851	3.08%

Officers and Directors as a Group	Common Stock	88,354,001	32.66%

(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.

(2)
The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on February 28, 2013.  On February 28, 2013, there were 182,163,869 shares of our common stock outstanding.  To calculate a stockholder's percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of February 28, 2013.  Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table below has sole voting power and investment power for the shares listed opposite such person's name.

(3)
Represents (i) 18,184,893 shares of common stock owned; (ii) 4,237,532 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 1,733,792 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iv) 2,680,341 shares of common stock issued under restrictive stock grants with voting rights.

(4)
Represents (i) 4,549,515 shares of common stock owned; (ii) 131,546 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; (iii) 117,206 shares of common stock that may be acquired within 60 days through the exercise of outstanding options; and (iv) 244,565 shares of common stock issued under restrictive stock grants with voting rights.

(5)
Represents (i) 35,142,526 shares of common stock owned; (ii) 15,261,234 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; and (iii) 280,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

(6)
Represents (i) 4,256,064 shares of common stock owned; (ii) 1,454,787 shares of common stock that may be acquired within 60 days through the exercise of outstanding warrants; and (iii) 80,000 shares of common stock that may be acquired within 60 days through the exercise of outstanding options.

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

James McGill, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, made loans to the Company during 2012 for operating capital. In January 2012, Mr. McGill provided a short term loan of $100,000. The note was secured by 10% of net patent settlements and provided for interest of twelve percent (12%).  That loan, along with a $25,000 short term loan made in December 2011, was converted to a $125,000 investment in the 2012 Debenture Series C in February 2012. In March 2012, Mr. McGill provided a $50,000 short term loan under the same conditions which was repaid on March 30, 2012 with $246 in accrued interest. In April, 2012, Mr. McGill converted the $125,000 debenture and $1,811 accrued interest into 1,447,613 shares of restricted common stock.  During the second and third quarters, Mr. McGill provided short term loans of $149,667 under the same conditions. On October 1, 2012, Mr. McGill rolled the $149,667 note balances, $10,199 accrued interest and $6,000 accrued loan guarantee fee into a single long term loan of $165,866. The note is secured by the unencumbered 75% of patent settlement license fees and accounts receivable, provides for interest of six percent (6%) and is due on January 1, 2015. Accrued interest at December 31, 2012 is $2,508.  Mr. McGill made loans to the Company during 2011 for operating capital. Mr. McGill provided two $50,000 short term loans during the first quarter which were unsecured and provided for interest of prime plus 3% (6.25% as of December 2011). One of the loans was converted to the 2011 Debenture Series A in April 2011. The remaining $50,000 loan was combined with a new short term loan of $54,000 which was made in September 2011. That $104,000 short term loan was secured by 10% of net patent settlements and provided for interest of twelve percent (12%). In November 2011, Mr. McGill received $7,839 in loan repayments from patent settlements. The net remaining loan balance of $96,161 was converted to the 2011 Debenture Series B in December 2011. Mr. McGill made an additional $25,000 short term loan in December 2011. The note was secured by 10% of net patent settlements and provided for interest of twelve percent (12%). That $25,000 loan was converted to the 2012 Debenture Series C in February 2012. Mr. McGill made a $65,000 short term unsecured loan with interest of twelve percent (12%) on December 22, 2011 which was repaid on January 3, 2012.

David Lawson, a Director of the Company, made loans to the Company during 2012 for operating capital. In January 2012, Mr. Lawson provided a short term loan of $20,000. The note was secured by 10% of net patent settlements and provided for interest of twelve percent (12%).  That loan, along with a $25,000 short term loan made in December 2011 and an $80,000 direct investment, was converted to a $125,000 investment in the 2012 Debenture Series C in February 2012. In April, 2012, Mr. Lawson converted the $125,000 debenture and $1,811 accrued interest into 1,447,613 shares of restricted common stock.  During the second and third quarters, Mr. Lawson provided short term loans of $149,667 under the same conditions. On October 1, 2012, Mr. Lawson rolled the $149,667 note balances, and $6,565 accrued interest into a single long term loan of $156,232. The note is secured by the unencumbered 75% of patent settlement license fees and accounts receivable, provides for interest of six percent (6%) and is due on January 1, 2015. Accrued interest as of December 31, 2012 is $2,363. Mr. Lawson also made loans to the Company during 2011 for operating capital. Mr. Lawson made a $50,000 short term loan and a $25,000 short term loan in December 2011. The notes were secured by 10% of net patent settlements and provided for interest of twelve percent (12%). The $50,000 loan was converted to the 2011 Debenture Series B in December 2011. The remaining $25,000 loan was converted to the 2012 Debenture Series C in February 2012.

John Clerico, a Director of the Company, made loans to the Company during 2012 for operating capital. In February 2012, Mr. Clerico converted a $25,000 short term loan made in December 2011 and along with a $100,000 direct contribution invested a total of $125,000 in the 2012 Debenture Series C. In April, 2012, Mr. Clerico converted the $125,000 debenture and $1,811 accrued interest into 1,447,613 shares of restricted common stock.  During the second and third quarters, Mr. Clerico provided short term loans of $149,667 under the same conditions as Directors McGill and Lawson. On October 1, 2012, Mr. Clerico rolled the $149,667 note balances, $5,819 accrued interest and $3,000 accrued loan guarantee fee into a single long term loan of $158,785. The note is secured by the unencumbered 75% of patent settlement license fees and accounts receivable, provides for interest of six percent (6%) and is due on January 1, 2015. Accrued interest as of December 31, 2012 is $2,401. Mr. Clerico also made a loan to the Company during 2011 for operating capital. Mr. Clerico made one $25,000 short term loan in December 2011. The note was secured by 10% of net patent settlements and provided for interest of twelve percent (12%). The $25,000 loan was converted to the 2012 Debenture Series C in February 2012.

Howard Janzen, a former Director and Chairman of the Board, made loans to the Company during 2012 for operating capital. In January 2013, Mr. Janzen provided a short term loan of $20,000 and another $80,000 short term loan in February 2013. The notes were secured by 10% of net patent settlements and provided for interest of twelve percent (12%).  Those loans, along with the $25,000 loan from 2011, were converted to a $125,000 investment in the 2012 Debenture Series C in February 2012. In April, 2012, Mr. Janzen converted the $125,000 debenture and $1,811 accrued interest into 1,447,613 shares of restricted common stock.  During the second quarter, Mr. Janzen provided a $50,000 under the same conditions. On October 1, 2012, Mr. Janzen rolled the $50,000 note balance and $2,788 accrued interest into a single long term loan of $52,798. The note is secured by the unencumbered 75% of patent settlement license fees and accounts receivable, provides for interest of six percent (6%) and is due on January 1, 2015. Accrued interest as of December 31, 2012 is $798.  Mr. Janzen also made loans to the Company in 2011 for operating capital. Mr. Janzen made two $25,000 short term loans in December 2011. The notes were secured by 10% of net patent settlements and provided for interest of twelve percent (12%). One $25,000 loan was converted to the 2011 Debenture Series B in December 2011. The remaining $25,000 was converted to the 2012 Debenture Series C in February 2012.

The Company acquired an advancing term loan with a financial institution of up to $100,000 with interest only payable monthly at prime rate plus 1.0% (4.25% at December 31, 2011), until September 2012, and secured by substantially all assets of the company and the personal guarantee of James McGill, Vice Chairman. In exchange for the guarantees, Mr. McGill received a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share. The loan was repaid in October 2012 and not renewed. Mr. McGill’s commitment fee was rolled into the current long-term loan in October 2012.

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

Audit Fees

For the year ended December 31, 2012, the fees for audit services totaled approximately $24,815 which included approximately $24,714 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $101 associated with the Company’s statutory and regulatory filings.  For the year ended December 31, 2011, the fees for audit services totaled approximately $30,445 which included approximately $27,299 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $-0- associated with the Company’s statutory and regulatory filings.

Audit Related Fees

We incurred fees to our independent auditors of $-0- for audit related fees during the fiscal years ended December 31, 2012 and 2011.

Tax Fees

We incurred fees to our independent auditors of $2,093 and $3,146 for tax fees during the fiscal years ended December 31, 2012 and 2011, respectively.

All Other Fees

We incurred fees to our independent auditors of $-0- for others fees during the fiscal years ended December 31, 2012 and 2011.

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

10.9	Form of Securities Purchase Agreement, dated July 20, 2009, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 24, 2009 and incorporated herein by reference.

10.10	Form of Debenture, dated July 20, 2009, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 13, 2012 and incorporated herein by reference.

10.11	Form of Warrant, dated July 20, 2009, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 13, 2012 and incorporated herein by reference.

10.12	Form of Securities Purchase Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 6, 2009 and incorporated herein by reference.

10.13	2009 Stock Compensation Plan, filed as an exhibit to the Registration Statement on Form S-8, filed with the Commission on October 13, 2009 and incorporated herein by reference.

10.14
Employment Agreement, effective August 1, 2011, by and between MacroSolve, Inc. and Steve Signoff, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 3, 2011 and incorporated herein by reference.

10.15	Form of 2010 Convertible Debenture Subscription Agreement, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2011 and incorporated herein by reference.

10.16	Form of 2010 Debenture, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2011 and incorporated herein by reference.

10.17	Form of Class B Warrant, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2011 and incorporated herein by reference.

10.18	Form of 2011 Convertible Debenture Subscription Agreement, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2011 and incorporated herein by reference.

10.19	Form of 2011 Debenture, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2011 and incorporated herein by reference.

10.20	Form of Class A Warrant, filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on August 15, 2011 and incorporated herein by reference.

10.21	Form of Subscription Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 6, 2011 and incorporated herein by reference.

10.22	Form of Summary of Terms, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 6, 2011 and incorporated herein by reference.

10.23	Form of Convertible Debenture, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 6, 2011 and incorporated herein by reference.

10.24	Form of Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 6, 2011 and incorporated herein by reference.

10.25	Employment Agreement, effective November 1, 2011, by and between MacroSolve, Inc. and Randy Ritter, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 9, 2011 and incorporated herein by reference.

10.26	Form of Subscription Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 21, 2012 and incorporated herein by reference.

10.27	Form of Convertible Debenture, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 21, 2012 and incorporated herein by reference.

10.28	Form of Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 21, 2012 and incorporated herein by reference.

10.29	Form of Subscription Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2012 and incorporated herein by reference.

10.30	Form of Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2012 and incorporated herein by reference.

10.31	Asset Purchase Agreement, dated as of July 31, 2012, by and between MacroSolve, Inc. and DecisionPoint Systems, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 6, 2012 and incorporated herein by reference.

10.32
License Agreement, dated as of July 31, 2012, by and between MacroSolve, Inc. and DecisionPoint Systems, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 6, 2012 and incorporated herein by reference.

10.33	Non-Competition and Non-Solicitation Agreement, dated as of July 31, 2012, by and between MacroSolve, Inc. and DecisionPoint Systems, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 6, 2012 and incorporated herein by reference.

10.34	Employment Agreement, dated as of October 23, 2012, by and between MacroSolve, Inc. and Kendall Carpenter, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 24, 2012 and incorporated herein by reference.

23.01	Consent of Independent Registered Public Accounting Firm

14.01	Code of Business Conduct and Ethics, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 30, 2010 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Taxonomy Extension Schema Document*

101 CAL	XBRL Taxonomy Calculation Linkbase Document*

101 LAB	XBRL Taxonomy Labels Linkbase Document*

101 PRE	XBRL Taxonomy Presentation Linkbase Document*

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*           Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROSOLVE, INC.

Date March 5, 2013	By:	/s/ JAMES C. McGILL
James C. McGill
Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2013	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES C. MCGILL	Director	March 5, 2013
James C. McGill

/s/ JOHN CLERICO	Director	March 5, 2013
John Clerico

/s/ DAVID R. LAWSON	Director	March 5, 2013
David R. Lawson

MACROSOLVE, INC.

       Financial Statements Together With
       Report of Independent Registered Public Accounting Firm

       For the Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MacroSolve, Inc.
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of MacroSolve, Inc. at December 31, 2012 and 2011 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MacroSolve, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hood & Associates CPAs, P.C.

Hood & Associates CPAs, P.C.
Certified Public Accountants

Tulsa, Oklahoma
March 5, 2013

MACROSOLVE, INC.

BALANCE SHEETS

	12/31/2012	12/31/2011

ASSETS

CURRENT ASSETS:
Cash	$659,204	$273,132
Accounts receivable - trade	74,056	288,201
Prepaid expenses and other	519,330	240,388

Total current assets	1,252,590	801,721

PROPERTY AND EQUIPMENT, at cost:	21,651	285,976
Less - accumulated depreciation and amortization	(19,462)	(188,016)

Net property and equipment	2,189	97,960

OTHER ASSETS:
Investment in DecisionPoint Systems, Inc.	579,875	-
Note receivable	-	135,577
Software development costs, net of accumulated amortization
of $398,715 as of December 31, 2011	-	1,280,903
Other assets	64,227	83,329

Total other assets	644,102	1,499,809

TOTAL ASSETS	$1,898,881	$2,399,490

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$90,000	$-
Revolving Line of Credit	-	100,000
Note Payable - Shareholders	-	169,306
Accounts payable - trade and accrued liabilities	84,062	631,419
Unearned income	500,000	31,400

Total current liabilities	674,062	932,125

LONG-TERM DEBT, less current maturities
Note Payable - Shareholders	541,752	-
Oklahoma Technology Commercialization Center	125,000	237,500
Convertible debentures	150,000	2,621,161
Total long-term debt, less current maturities	816,752	2,858,661

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 500,000,000 shares;
issued and outstanding 179,831,987 and122,386,894 shares, at
December 31, 2012 and 2011, respectively	1,798,320	1,223,869
Additional paid-in capital	13,230,111	10,059,029
Accumulated other comprehensive income	(170,125)	-
Accumulated deficit	(14,450,239)	(12,674,194)

Total stockholders' equity (deficit)	408,067	(1,391,296)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,898,881	$2,399,490

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31,	2012	2011

REVENUES:
Software products and licensing	$2,529,663	$1,141,332
Solution services	458,730	262,871

Net revenues	2,988,393	1,404,203

COST OF REVENUES:
Software products and licensing	1,031,005	433,515
Solution services	274,848	145,413

Total cost of revenues	1,305,853	578,928

Gross profit	1,682,540	825,275

OPERATING EXPENSES:
Solution services	323,167	144,542
Depreciation and amortization	491,176	125,285
Marketing and sales	816,273	348,969
General and administrative	1,394,455	1,519,779

Total operating expenses	3,025,071	2,138,575

Income from operations	(1,342,531)	(1,313,300)

OTHER INCOME (EXPENSE):
Interest income	164	134
Interest expense	(150,951)	(170,675)
Loss on sale of asset	(4,247)	(235)
Stock based compensation	(83,872)	(97,506)

Total other expense	(238,906)	(268,282)

LOSS FROM CONTINUNIG OPERATIONS BEFORE INCOME TAXES	(1,581,437)	(1,581,582)

INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(1,581,437)	$(1,581,582)

DISCONTINUED OPERATIONS (NOTE 16)
Loss from operations of discontinued Illume Mobile operations
(including loss on disposal of $54,538)	(194,608)	(952,832)

NET LOSS	(1,776,045)	(2,534,414)

OTHER COMPREHENSIVE INCOME, net of tax
Unrealized holding loss arising during the period	(170,125)	-

COMPREHENSIVE INCOME	(1,946,170)	(2,534,414)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(1,776,045)	$(2,534,414)

Loss allocable to common stockholders	$(1,776,045)	$(2,534,414)

Basic and diluted loss per share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2012 and 2011

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Accumulated
	Stock	Capital	Income	Deficit	Total

BALANCE, at December 31, 2010	$986,905	$9,303,920	$-	$(10,139,750)	$151,075

Net Loss	-	-	-	(2,534,414)	(2,534,414)

Common Stock issued for Services	174,675	572,275	-	-	746,950

Common Stock issued to Investors	23,042	126,958	-	-	150,000

Compensation expense related to
stock awards	39,247	55,876	-	30	95,153
BALANCE, at December 31, 2011	$1,223,869	$10,059,029	$-	$(12,674,134)	$(1,391,236)

Comprehensive Income (Loss)	-	-	(170,125)	(1,776,045)	(1,946,170)

Common Stock issued for Services	28,000	195,500	-	-	223,500

Common Stock issued to Investors	429,033	2,779,555	-	-	3,208,588

Common Stock issued for Debenture Interest	14,126	202,204	-	-	216,330

Compensation expense related to
stock awards	103,292	(6,177)	-	(60)	97,055

BALANCE, at December 31, 2012	$1,798,320	$13,230,111	$(170,125)	$(14,450,239)	$408,067

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2012	2011

OPERATING ACTIVITIES:
Net loss	$(1,776,045)	$(2,534,414)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	517,507	243,319
Stock based compensation	97,084	95,123
Issuance of stock for services	223,500	746,950
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable - trade	226,620	(256,666)
Decrease in inventory	-	11,840
Decrease (increase) in prepaid expenses and other	240,795	(201,906)
Decrease in note receivable	135,577	-
(Decrease) increase in accounts payable - trade and
accrued liabilities	(377,924)	363,798
Increase in accrued debenture interest	112,187	144,600
Increase in unearned income	5,571	22,877

Net cash (used in) operating activities	(595,128)	(1,364,479)

INVESTING ACTIVITIES:
Purchase of equipment	(8,580)	(33,775)
Cash received from sale of Illume Mobile	250,000	-
Disposal of equipment	4,245	237
Software development costs	(233,390)	(579,563)
Patent application fees	(4,568)	-

Net cash provided by (unsed in) investing activities	7,707	(613,101)

FINANCING ACTIVITIES:
Net proceeds from debenture financing	500,000	1,525,000
Common stock issued for debenture conversions	-	150,000
Reduction of accrued debenture interest	(233,782)	-
Common stock issued for accrued debenture interest	216,330	-
Proceeds from shareholder loans, including accrued interest	769,300	398,305
Repayment of shareholder loans, including accrued interest	(85,855)	(57,839)
Shareholder loans converted to debentures	(320,000)	-
Proceeds from sale of common stock	250,000	-
Repayments of notes payable	(22,500)	(34,176)
Deferred offering costs	-	(17,573)
Proceeds from bank line of credit	-	300,000
Repayment of bank line of credit	(100,000)	(200,000)

Net cash provided by financing activities	973,493	2,063,717

NET INCREASE IN CASH	386,072	86,137

CASH, beginning of period	273,132	186,995

CASH, end of period	$659,204	$273,132

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

MacroSolve, Inc. is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma.  We are focused on intellectual property licensing and enforcement of our patent in the mobile app market development space.  We also offer consulting services related to mobile app development, marketing and financing of mobile app businesses. In addition, until July 31, 2012, we conducted business as Illume Mobile, engaged in the design, delivery and integration of custom solutions for the application of mobile technology in business processes.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Segment Reporting

The Company has determined it has one reporting unit.

Cash Equivalents

Cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions.

Accounts Receivable and Credit Policies

Trade accounts receivable consist of amounts due from the sale of solution services and software licenses.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At December 31, 2012 and 2011, the Company deems all amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

Property and Equipment

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software.  Leasehold improvements are being amortized over a 7 year estimated useful life.  A majority of the company’s fixed assets were associated with Illume Mobile, a division which was sold to DecisionPoint Systems, Inc. on July 31, 2012. Property and equipment consists of the following at December 31, 2012 and 2011:

	2012	2011
Hardware	$16,197	$128,990
Furniture and fixtures	5,454	109,413
Office equipment	-	24,904
Leasehold improvements	-	22,669
	21,651	285,976
Less - accumulated depreciation	19,462	188,016
	$2,189	$97,960

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

Revenue Recognition and Unearned Revenue

Revenues from intellectual property licenses are recognized upon receipt. When intellectual property licenses are received under a contingent fee agreement with the law firm of Antonelli, Harrington & Thompson LLP, the applicable contingent legal expense is recorded as a cost of sale. In the event a non-exclusive intellectual property license is granted within the scope of a contracted project, ten percent (10%) of the contract amount is deemed to be payment for the license.  Revenue from software product licensing is recognized ratably over the license period.  Unearned income associated with Illume Mobile contracts of $36,971 was transferred to DecisionPoint Systems as part of the Illume Mobile asset sale in July 2012. The $500,000 in unearned income at December 31, 2012 consists of the total potential earn-out payment from DecisionPoint Systems from the sale of Illume Mobile assets.

Solution services revenues, including advisory services, consist primarily of professional services contracted to third party customers or clients under contract for specific projects. Contracted projects that are fixed price are accounted for under the percentage-of-completion method of accounting. Revenue from contracted projects that are for provision of services is recognized at the time the service is provided. The Company no longer offers solutions services after the sale of Illume Mobile in July 2012.

Software Development Costs

The Company accounts for software development costs in accordance with ASC 985-20, “Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  These costs are amortized over three years and are reviewed for impairment at each period end. The Company sold a total of $1,213,550 in gross capitalized software development costs and associated $194,070 in accumulated amortization, or a net of $1,019,480, to DecisionPoint Systems in July 2012. Amortization expense in 2012 totaled $500,910 and consisted of $161,037 in Illume Mobile development costs, $2,814 in patent costs and $337,059 related to Mobiz360, including a one-time amortization of $293,000 net capitalized development costs, In May 2012, MoBiz360, an incomplete prototype website marketplace, was conveyed to Clint Parr, our former president and CEO, as consideration for an undetermined equity interest in Mr. Parr’s new company. As of December 31, 2012, Mr. Parr’s new company is still not operational. At such time as it becomes operational, we will record the value of our investment associated with the conveyance of MoBiz360. Amortization expense in 2011 totaled $215,845 and consisted of $213,031 in Illume Mobile development costs and $2,814 in patent costs. The Company is not presently developing software.

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended December 31, 2012 and 2011.

Impact of Recently Issued Accounting

In October 2012, the FASB issued Accounting Standards Update No. 2012-04, “Technical Corrections and Improvements” which makes technical corrections and improvements to a variety of topics in the Codification. The changes include source literature amendments, guidance clarification, reference corrections and relocated guidance. The ASU also includes amendments to the codification to reflect ASC 820’s fair value measurement and disclosure requirements. The Company is currently evaluating the update which is effective for fiscal periods beginning after 15 December 2012, but does not expect it to have a material effect on our financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities.” The Boards initially proposed a joint model describing when it is appropriate to offset financial assets and liabilities on the balance sheet that would have been close to the more restrictive IFRS approach, but instead decided to focus on developing common disclosure requirements. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under US GAAP and IFRS related to the offsetting of financial instruments. The existing US GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The Company does not offset financial instruments and therefore does not expect the adoption of ASU 2011-11 to have a material effect on our financial statements. In January 2013, ASU 2013-013, “Balance Sheet (Topic 210), “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” was issued by the FASB. The ASU addresses offsetting derivative assets and liabilities and will affect comparative financial statements as disclosures will be applied retrospectively. The ASU is effective for fiscal years beginning on or after January 1, 2013 with no early adoption. The Company is currently evaluating the affect but does not anticipate it having a material effect on our financial statements.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income”. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 deferring the effective date of ASU 2011-05. ASU 2022-05 amends the guidance in ASC 220 “Comprehensive Income” by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.  In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, effective for periods beginning after December 15, 2012. The Company is currently evaluating the update but does not expect it have a material effect on our financial statements.

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

The Company incurred a net loss of $1,776,045 in 2012 which increased the accumulated deficit to $14,450,239 at December 31, 2012.  Although there was a loss in 2012, the audit report did not contain a qualified opinion or modification regarding the Company’s ability to continue as a going concern. Management believes that the divestiture of Illume Mobile and the resulting return to cash-flow positive operations in the fourth quarter of 2012, the improvement in its financial ratios and the cash balance at year end has removed prior years’ substantial doubt of continuing operations. The Company expects to generate sufficient working capital through operations to support its requirements without additional debt or equity financing.

3.	NOTE RECEIVABLE

Note receivable at December 31, 2012 and 2011 consist of the following:	2012	2011

Convertible promissory note with a customer negotiated as part of a strategic alliance. Under the Master Services Agreement, customer may borrow up to $150,000 to finance development work with interest accrued monthly at prime rate plus 5% (8.25% at September 30, 2009), due June 30, 2011. The Company has written the note off as uncollectible due to collection costs, its change in focus and the unavailability of key personnel due to the sale of Illume Mobile in July 2012.	$-	$135,577

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

4.	INVESTMENT IN DECISIONPOINT SYSTEMS, INC.

As further described in Note #16, on July 31, 2012, the Company sold the Illume Mobile assets and operations to DecisionPoint Systems, Inc. (DPSI) for $250,000 cash and 617,284 shares of DPSI stock valued at $1.215 per share or a total of $750,000. In accordance with ASU 2011-05, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. Due to the volatility and thin trading of DPSI shares, the Company has determined that the fair market value on the measurement date will be computed from the volume-weighted average trading price for the entire quarter. The unrealized loss of the investment consists of the following:

DPSI stock	FMV	Number of Shares	December 31, 2012	December 31, 2011

Basis at acquisition July 31, 2012	$1.215	617,284	$750,000	-
Year ended December 31, 2012	$0.940	617,284	$579,875	-
Unrealized market loss			$170,125	-

5.	DEBENTURES AND NOTES PAYABLE

Notes payable at December 31, 2012 and 2011 consist of the following:	2012	2011

On February 17, 2012, the Company began offering the Putable-Callable Debenture Series 2012 and Series C Warrants to raise working capital for the expansion of its marketing of products and services. The debentures bear interest at 8% per annum. Each debenture is accompanied by a warrant to purchase, no later than December 31, 2017, common stock equal to 50% of the then unpaid principal amount of the debenture. On that date, the Company sold $500,000 of debentures to four directors who converted $320,000 of short term promissory notes and invested $180,000 in new proceeds. On April 23, 2012, the directors converted $500,000 of debentures and $7,243 in accrued interest to 5,790,452 shares of restricted common stock and 2,500,000 Series C warrants were cancelled.	$-	$-

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

During 2012, eighteen of the nineteen investors elected to convert a total of $846,161 Debenture Series 2011 plus Series B Warrants into 16,923,227 shares of common stock. A total of $45,941 in accrued interest on the converted debentures was settled with 459,412 shares of common stock. Accrued interest as December 31, 2012 is $7,200.	$50,000	$896,161

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

During 2012, fifteen of the sixteen investors elected to convert a total of $1,575,000,000 Debenture Series 2011 plus Series A Warrants into 16,831,553 shares of common stock. A total of $179,312 in accrued interest on the converted debentures was settled, $16,167 in cash and $163,145 with 870,543 shares of common stock. Accrued interest as of December 31, 2012 is $18,396.	$100,000	$1,675,000

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

During 2011, eleven of the fifteen investors elected to convert a total of $725,000 Debenture Series 2010 plus Series B Warrants to Debenture Series 2011 and Series A Warrants simultaneously with their purchase of the new offering and three of the investors elected to convert a total of $150,000 debentures into 2,304,203 shares of common stock. During 2012, the remaining investor elected to convert a total of $50,000 Debenture Series 2010 plus Series B Warrants into 940,734 shares of common stock. Accrued interest of $1,285 was settled in full during September, 2012.	$-	$50,000

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

Advancing term loan with a financial institution of up to $100,000 with interest only payable monthly at the greater of 5.75% or prime rate plus 1.0% (4.25% at September 30, 2012), until September 2012, and secured by substantially all assets of the company and the personal guarantees of a company director. In exchange for the guaranty, the director receives a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share. The loan was repaid in October 2012 and was not renewed.	$-	$100,000

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The monthly payments were suspended in October 2008 and resumed in October 2012 in the amount of $7,500 per month.	$215,000	$237,500

  The aggregate minimum maturities of notes payable for each of the next five years are as follows:

2013	$90,000
2014	$35,000
2015	$571,752
2016	$150,000
2017	$-
Thereafter	$-
Total	$816,752

6.	SHAREHOLDER LOANS

In May and June, 2012, four directors loaned the Company a total of $449,300 for working capital. In July, 2012, three directors loaned a total of $50,000 for working capital. The notes were secured by the unencumbered 75% of patent settlement license fees secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at September 30, 2012. The total accrued interest on shareholder loans which matured September 30, 2012 was $25,381. Two directors were owed $9,000 for guaranteeing the advancing term loans in 2011 and 2012. The total amount due to the four directors of $533,681, including accrued interest and loan guarantees, was rolled over into new notes dated September 30, 2012. The new notes are secured by the unencumbered 75% of patent settlement license fees and provide for accrued interest at 6% payable on maturity at January 1, 2015. The accrued interest at December 31, 2012 is $8,071.

7.	EMPLOYEE STOCK PLANS

Stock Options and Restricted Stock Awards

The Company adopted the MacroSolve, Inc. Compensation and Stock Option Plan 2008-2010 on December 16, 2008. The Plan includes use of stock options for compensation of officers and directors. At the adoption date, 2,674,420 options which have been approved by shareholders between 2002 and 2005 remained available for use by the Compensation Committee of the Board of Directors. During 2011, 1,761,569 options were issued, respectively, as follows:

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

	At Adoption	Issued	Issued	Issued
	Date	2011	2010	2009	Remaining
Incentive Stock Options for Key Managers	1,300,000	(1,076,000)	-	(224,000)	-
Director Stock Options	400,000	(80,000)	(160,000)	(160,000)	-
Other Awards and Reserves	974,420	(605,569)	(175,000)	(193,851)	-
Total	2,674,420	(1,761,569)	(335,000)	(577,851)	-

The Plan also involves three separate incentive awards: (1) The Employee Bonus awards involve annual (or quarterly) payments of cash or restricted stock for attainment of goals. All employees will participate in the Employee Bonus program; (2) The Management Incentive Stock Option Plan awards involve annual issuance of stock options for attainment of goals. Only officers of the Company will participate in these awards; and, (3) The Senior Executive Incentive Stock Option Plan awards involve issuance of stock options for attainment of specific goals associated with public financing of the Corporation and public trading of its shares. Only the Chairman of the Board and the Chief Executive Officer will participate in these awards. As of December 31, 2012, all awards in the MacroSolve, Inc. Compensation and Stock Option Plan 2008-2010 had been granted. Furthermore, the balance of 536,924 shareholder approved options expired unissued in May 2012.

On September 23, 2011, shareholders approved 10,000,000 shares of restricted common stock for management incentive plans. On September 23, 2011, the Company adopted the 2011 MacroSolve, Inc. Key Employee Stock Incentive Plan. Subsequently on April 10, 2012, shareholders approved an additional 40,350,000 shares bringing the total to 50,350,000 shares of restricted common stock for management incentive plans. On that date, the Company amended the 2011 Plan to incorporate the increased number of shares. The purpose of this Plan is to provide competitive incentives that will enable the Company to attract, retain, motivate, and reward Key Employees of the Company. The approved shares may be granted as Stock Bonus Awards, Performance Unit Awards, or Restricted Stock Awards, and/or Options, which may be Incentive Stock Options or Non-Statutory Stock Options. During 2012, 27,700,000 options were issued and 17,540,000 were cancelled. During 2011, 4,368,431 options were issued and 4,278,431 were cancelled in 2012, as follows:

	At Adoption	Issued	Cancelled	Issued	Cancelled	Remaining
	Date	2011	2011	2012	2012
Beginning Balance	10,000,000
2012 increase	40,350,000
Director Stock Options		(1,720,000)	1,640,000	(5,200,000)	40,000
Incentive Stock Options for Key Managers		(2,126,564)	2,618,431	(22,500,000)	17,500,000
Non-Statutory Stock Options for Key Managers		(491,867)	-	-	-
Incentive Stock Options for Key Employees		(30,000)	20,000	-	-
Ending Balance December 31, 2012	50,350,000	(4,368,431)	4,278,431	(27,700,000)	17,540,000	40,100,000

At the end of the second quarter 2010, employees were granted 941,500 shares of registered compensation shares under the 2010 Employee Bonus award plan. These shares will be distributed on a three year vesting schedule to employees who remain with the Company as of the distribution dates. The Company valued these awards at $942 which was the amount of compensation employees elected to take within 30 days of the grant on 83(b) elections filed with the Internal Revenue Service. The restricted stock award agreements bear a substantial risk of forfeiture by the employee in the event of their voluntary termination. Since grant, 213,166 shares have been forfeited by terminated employees. On July 12, 2012, 228,585 shares vested to twelve employees. On July 12, 2011, 271,168 shares vested to fourteen employees. Remaining unvested shares are 228,581 which will vest on July 12, 2013.

Prior to going public, the company used the calculated value method to account for the options. Under this method, a nonpublic entity that is unable to estimate the expected volatility of the price of its underlying share may measure awards based on a “calculated value,” which substitutes the volatility of an appropriate index for the volatility of the entity’s own share price.  Although the Company became publicly traded in August 2008, the stock has been subject to significant swings in trading volume and periods of thin trading; therefore, management determined it was unable to estimate the expected volatility of the stock price. In addition, management has not been able to identify a similar publicly held entity that can be used as a benchmark. Therefore, as a substitute for volatility, the Company used the historical volatility of the Technology Select Sector (XLK) index which is representative of the Company’s industry. The Company has used the historical closing values of that index to estimate volatility for the valuation of options in 2012 and 2011.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

The calculated value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which values options based on the estimated fair value of the Company’s common stock at the grant date, the option strike price, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is based on the vesting period and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Stock based compensation expense of  $-0- and $-0- was recognized in 2012 and 2011 respectively for director options. Stock based compensation expense of $-0- was recognized in 2012 and 2011 for employee options based on the Black Scholes computation.

Stock Based Compensation

Certain executive and management employees receive salary compensation in the form of restricted stock awards which vest over six months and which bear a substantial risk of forfeiture in the event of voluntary termination. Compensation expense for stock awards is recognized ratably over the implicit vesting period from date of grant to the termination of the trust.  Compensation expense for stock awards is based upon the estimated market value of the Company’s common stock at the date of grant. When the employee receiving the grant makes an 83(b) election, the compensation expense is recognized in the month of the election for the fair market value at the time of the election. In 2012 and 2011, all employees receiving stock awards elected 83(b) tax treatment. Because of low trading volumes and the history of operating losses, employees elected between $.01 - $.001 per share for restricted awards issued in 2012 and 2011. The Company granted 8,965,068 shares of restricted common stock in 2012 to employees and directors for compensation earned in the fourth quarter of 2011 and the first three quarters of 2012 and valued the employee awards at $25,711 based on the fair market value which employees claimed in tax elections to recognize compensation at the date of the grant.   The Company recognized stock based compensation expense related to all equity awards, including salary differential stock awards, stock bonus plans, and Board of Director compensation, totaling  $97,085, and $95,123, for the years ended December 31, 2012, and 2011, respectively.

Incentive Stock Options

In 2012, the Company granted 27,700,000 and cancelled 17,540,000 options to directors, manager and employees under the 2011 MacroSolve, Inc. Key Employee Stock Incentive Plan. A net of 10,000,000 director and management bonus options vest ratably in three increments based on the Company stock trading at $.25, $.40 and $.60 per share over five trading days at the price of $.125, $.25 and $.40, respectively. The 160,000 options issued to directors for annual board service vest at issuance with an exercise price of $.10. The incentive options expire five years from the date of issuance and are forfeited if employment ceases.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

A summary of activity under the Employee Stock Plans as of December 31, 2012 and changes during the period then ended is presented below:

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price	Shares
Outstanding – December 31, 2011	11,829,507	$0.52	2,990,356
Exercisable – December 31, 2011	5,801,057	$0.52	-
Granted	27,700,000	$0.26	8,684,293
Exercised or Vested	(211,600)	$0.64	(7,409,485)
Forfeited or Expired	(24,087,804)	$0.33	(30,000)
Outstanding – December 31, 2012	15,441,703	$0.35	4,235,164
Exercisable – December 31, 2012	5,394,503	$0.51	-

The weighted-average grant-date calculated value of options granted during the period ended December 31, 2012 and 2011 $-0-.  Options outstanding at December 31, 2012 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 2.2 years. Options that were exercisable at December 31, 2012 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 2.0 years.

A summary of the status of the Company’s nonvested options and restricted stock as of December 31, 2012 is presented below:

	Stock Options
Nonvested Shares	Options	Weighted- Average Grant Date.Calculated Value	Restricted Stock
Nonvested - Beginning of Year 2012	6,028,450	$-	2,990,356
Granted	27,700,000	$-	8,684,293
Vested	(211,600)	$-	(7,409,485)
Forfeited	(23,469,650)	$-	(30,000)
Nonvested- End of Year 2012	10,047,200	$-	4,235,164

As of December 31, 2012, there was $-0- unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan. The weighted-average remaining vesting period is 2.9 months.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

8.	COMMON STOCK WARRANTS

In February 2012, investors in the Putable-Callable Debenture Series 2012 and Series C warrants acquired 2,500,000 common stock purchase warrants with a strike price of $.10 in an amount equal to fifty percent (50%) of the then unpaid principal amount of the debenture. The warrants were cancelled in April 2012 when the investors elected to convert the debentures to common stock.

In March 2012, investors in the 2012 Common Stock Private Offering acquired 2,250,000 Series C warrants. The warrants remain outstanding and expire December 31, 2017 and bear a $0.15 strike price.

Investors in the 2011 Convertible Debenture plus Series A Warrants acquired 18,475,927 common stock purchase warrants, in an amount equal to one hundred percent (100%) of the shares of common stock that would be issued upon conversion of the Debentures upon issue. The Warrants remain outstanding and expire on December 31, 2016 and bear strike prices ranging from $0.063 to $0.109.

Investors in the 2011 Convertible Debenture plus Series B Warrants acquired 8,961,614 common stock purchase warrants, in an amount equal to fifty percent (50%) of the shares of common stock that would be issued upon conversion of the Debentures upon issue. The Warrants remain outstanding and expire on December 31, 2016 and bear strike prices of $0.10.

In March 2011, the Company offered its employees a ninety day voluntary salary deferral plan while the Convertible Debenture Series 2011 funding was finalized. As an incentive to participate, each employee received a five year warrant to buy common stock at $.20 equal to the amount of their deferral. A total of 192,645 warrants were issued and remain outstanding. The deferred salaries were repaid in June 2011.

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

The Company engaged a financial advisory firm in 2011 and three of their associates received warrants to purchase an aggregate of 1,050,000 shares of common stock at a strike price of $.115. The warrants remain outstanding and will expire October 31, 2015.

In September 2011, the company placed a $100,000 credit facility with a bank, secured by the personal guarantee on one director. In exchange for the guaranty, the director received a warrant to purchase 1,000,000 shares of common stock at a strike price of $0.10. The warrant remains outstanding and will expire on September 30, 2015.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

The following table summarizes information about outstanding warrants at December 31, 2012:

Year Issued	Number Outstanding	Remaining Contractual Life in Years	Number Currently Exercisable	Weighted Average Exercise Price
2009	21,682,372	1.6	21,682,372	$0.10
2010	10,236,227	2.0	10,236,227	$0.10
2011	29,680,086	3.8	29,680,086	$0.10
2012	2,500,000	5.0	2,500,000	$0.15
Total	64,098,685	3.1	64,098,685	$0.10

9.      SHAREHOLDERS’ EQUITY

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

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

The Company issued a total of 1,364,132 common shares in the quarter ended December 31, 2012, described further as follows:

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 347,828 shares of restricted stock on October 1, 2012 for their third quarter 2012 compensation.

The Company issued 1,016,304 shares of common stock to management employees in lieu of $46,750 cash compensation for services rendered in the third quarter of 2012 which had been recorded at a value of $1,016.30 in stock based compensation based upon individual tax elections made by each recipient. The shares vest six months after issuance and are subject to forfeiture upon voluntary termination of employment

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

10.	EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the 2012 and 2011 as follows:

	2012	2011
Numerator:
Net Loss	$(1,776,045)	$(2,534,414)
Numerator for basic and diluted	$(1,776,045)	$(2,534,414)

Denominator:
Weighted-average number of
common shares outstanding	166,118,472	108,447,365

	$(0.01)	$(0.02)

The Company did not include the common stock equivalents related to stock options or warrants, as the effect would have been anti-dilutive in 2012 and 2011.

11.	INCOME TAXES

At December 31, 2012 and 2011, the components of the Company’s net deferred taxes are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$5,191,000	$2,459,000
Stock-based compensation	84,000	98,000
Total deferred tax assets	$5,275,000	2,557,000

Valuation allowance	(5,270,000)	(1,977,000)
Net deferred tax assets	5,000	580,000
Deferred tax liabilities:
Property, equipment and software
development costs	5,000	580,000
Total deferred tax liabilities	5,000	580,000
Net deferred tax asset	$-	$-

At December 31, 2012 and 2011, the Company had approximately $13,757,000 and $12,089,000, respectively, of net operating loss carryforwards, which begin expiring in 2023.  Realization of the deferred tax asset is dependent on generating sufficient future taxable income.  A valuation allowance on the net deferred tax asset has been provided due to the uncertainty of future taxable income.

12.	401(k) PLAN

The Company implemented a 401(k) Plan (“Plan”) on July 1, 2007 to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for discretionary contributions as determined by the board of directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. No discretionary contributions were made in 2012 or 2011. The Plan was discontinued in December 2012 and all assets were disbursed as instructed by the participants.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

13	.RELATED PARTY TRANSACTION

There were no related party transactions other than the shareholder loans discussed in footnote six and conveyance of MoBiz360 discussed in footnote one, Software Development Costs.

14	.COMMITMENTS AND CONTINGENCIES

At December 31, 2012, the Company has no obligation under any operating leases.

Rent expense was $110,462 and $149,536 for 2012 and 2011, respectively.  The Company’s office lease was assumed by DecisionPoint Systems, Inc. on July 31, 2012 following their purchase of Illume Mobile. MacroSolve has been allowed to maintain its business office in the space without paying rent as it has facilitated and continues to facilitate the transition of Illume Mobile’s employees to DecisionPoint Systems, Inc. There is no assurance that this office space will continue to be offered rent-free and it is very likely that the business office will be moved during 2013. We believe that our existing facilities are suitable and adequate to meet our current business requirements and that suitable and reasonably priced office space can be located at the appropriate time.

15	.CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its receivables. At December 31, 2012, accounts receivable from three patent licensees comprised approximately 74% of the Company’s total accounts receivable-trade.  Revenues from twenty-eight customers approximated 77% of total revenues for 2012. At December 31, 2011, accounts receivable from seven customers comprised approximately 87% of the Company’s total accounts receivable – trade. Revenues from twelve customer approximated 79% of total revenues for 2011.

16.	DISCONTINUED OPERATIONS PURSUANT TO THE SALE OF ILLUME MOBILE ASSETS

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

In connection with the Purchase Agreement, on the Closing Date, the Company and the Buyer entered into a patent license agreement (the “License Agreement”), pursuant to which the Company granted the Buyer a non-exclusive license under a patent held by the Company pertaining to information collection using mobile computers (the “Licensed Patent”) to make, have made, sell, offer for sale or import any product or service which in the absence of the License Agreement would infringe at least one claim of the Licensed Patent (including specifically the Company’s ReForm™ Development Platform) in and into the United States and to practice the Licensed Methods (as defined in the License Agreement), in the United States, during the term of the Licensed Patent. The Buyer agreed to pay the Company a licensing fee/royalty payment of (i) 7.5% of Net Revenues (as defined in the License Agreement) received from the sale of Software Products (as defined in the License Agreement) and/or Licensed Methods, and (ii) 5% of Net Revenues from the sale of Custom Development Services (as defined in the License Agreement). The Company also granted the Buyer an option to purchase a non-exclusive perpetual license under the Licensed Patent at a purchase price of $500,000. The Company has received approximately $18,656 in royalties through December 31, 2012.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

17.	SUBSEQUENT EVENTS

The Company issued 1,908,602 shares of compensation shares to a management employee in lieu of $35,500 cash compensation for services rendered during the fourth quarter of 2012 which had been recorded at a value of $1,908.60 in stock based compensation based upon individual tax election made by the recipient. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the two directors a total of 423,280 shares of restricted stock on January 1, 2013 for their fourth quarter 2012 compensation. The Company recorded $4,000 in stock based compensation for each of its two independent directors.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

18.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid the years ended December 31 for:

	2012	2011

Interest	$54,932	$20,789

Income taxes	$-	$-

Noncash investing and financing activities for the years ended December 31:

	2012	2011

Stock based compensation	$97,084	$95,123

Stock issued for services	$223,500	$746,950

Stock issued for debenture interest	$216,330	$50,000

Stock received from DecisionPoint Systems
for sale of Illume Mobile assets, less unrealized
accumulated market loss of $170,125	$579,875	$-

Debentures converted to common stock	$2,471,161	$150,000