Form 10-Q
period 2013-03-31
MACROSOLVE INC
filed 2013-04-30
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-150332

MACROSOLVE, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1518725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9521-B Riverside Parkway, #134, Tulsa, Oklahoma 74137
(Address of principal executive offices) (zip code)

(918) 932-2000
(Registrant’s telephone number, including area code)

1717 South Boulder Ave. Suite 700, Tulsa, Oklahoma 74119
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   No 
Note: The Company is a voluntary filer but has filed all reports it would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months if it was a mandatory filer.

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

As of April 26, 2013 there were 185,683,100 shares of the registrant’s common stock outstanding.

MACROSOLVE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MACROSOLVE, INC.

Interim Unaudited Financial Statements

For the Period Ended March 31, 2013

MACROSOLVE, INC.

BALANCE SHEETS

For the Periods Ended:	3/31/2013	12/31/2012

ASSETS

CURRENT ASSETS:
Cash	$702,632	$659,204
Accounts receivable - trade	341,799	74,056
Prepaid expenses and other	11,604	519,330

Total current assets	1,056,035	1,252,590

PROPERTY AND EQUIPMENT, at cost:	4,237	21,651
Less - accumulated depreciation and amortization	(1,154)	(19,462)

Net property and equipment	3,083	2,189

OTHER ASSETS:
Investment in DecisionPoint Systems, Inc.	730,433	579,875
Investment in MEDL Mobile Holdings, Inc.	60,272	-
Other assets	69,658	64,227

Total other assets	860,363	644,102

TOTAL ASSETS	$1,919,481	$1,898,881

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$90,000	$90,000
Accounts payable - trade and accrued liabilities	180,379	84,062
Unearned income	-	500,000

Total current liabilities	270,379	674,062

LONG-TERM DEBT, less current maturities
Note Payable - Shareholders	549,648	541,752
Oklahoma Technology Commercialization Center	102,500	125,000
Convertible debentures	150,000	150,000
Total long-term debt, less current maturities	802,148	816,752

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 500,000,000 shares;
issued and outstanding 184,663,869 and179,831,987 shares, at
March 31, 2013 and December 31, 2012, respectively	1,846,639	1,798,320
Additional paid-in capital	13,241,670	13,230,111
Accumulated other comprehensive income	(9,295)	(170,125)
Accumulated deficit	(14,232,060)	(14,450,239)

Total stockholders' equity (deficit)	846,954	408,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,919,481	$1,898,881

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Quarters Ended
For the Quarters Ended March 31,	3/31/2013	3/31/2012

Net revenues	$666,098	$699,232

Cost of revenues	279,047	283,266

Gross profit	387,051	415,966

Selling, general and administrative expense	155,108	302,668

Income from operations	231,943	113,298

OTHER INCOME (EXPENSE):
Interest income	212	8
Interest expense	12,551	84,144
Loss on sale of asset	436	761
Stock based compensation	1,019	34,625

Total other expense	13,794	119,522

INCOME (LOSS) FROM CONTINUNIG OPERATIONS BEFORE INCOME TAXES	218,149	(6,224)

INCOME TAXES	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	218,149	(6,224)

DISCONTINUED OPERATIONS (NOTE 11)
Loss from operations of discontinued Illume Mobile operations	-	(698,806)

NET INCOME (LOSS)	218,149	(705,030)

OTHER COMPREHENSIVE INCOME, net of tax
Unrealized holding loss arising during the period	(9,295)	-

COMPREHENSIVE INCOME	$208,854	$(705,030)

INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS:
Net income (loss)	$218,149	$(705,030)

Income (loss) allocable to common stockholders	$218,149	$(705,030)

Basic and diluted income (loss) per share	$0.001	$(0.004)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS

For the Quarters Ended March 31,	3/31/2013	3/31/2012

OPERATING ACTIVITIES:
Net income (loss)	$218,149	$(705,030)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	841	102,069
Stock based compensation	9,908	22,494
Issuance of stock for services	-	168,500
Changes in current assets and liabilities:
(Increase) in accounts receivable - trade	(267,743)	(101,076)
Decrease (increase) in prepaid expenses and other	507,726	(23,137)
Increase in accounts payable - trade and
accrued liabilities	91,867	44,904
Increase in accrued debenture interest	4,450	78,738
Increase in accrued shareholder loan interest	7,896	-
(Decrease) increase in unearned income	(500,000)	42,495

Net cash provided by (used in) operating activities	73,094	(370,043)

INVESTING ACTIVITIES:
Investment in MEDL Mobile Holdings	(50,000)	-
Common stock issued for investment in MEDL Mobile Holdings	50,000	-
Purchase of equipment	(1,467)	(8,580)
Disposal of equipment	435	761
Software development costs	-	(116,919)
Patent costs	(6,134)	-

Net cash (used in) investing activities	(7,166)	(124,738)

FINANCING ACTIVITIES:
Net proceeds from debenture financing	-	500,000
Reduction of accrued debenture interest	-	(16,248)
Proceeds from shareholder loans, including accrued interest	-	272,772
Repayment of shareholder loans, including accrued interest	-	(435,247)
Proceeds from sale of common stock	-	225,000
Repayments of notes payable	(22,500)	-

Net cash (used in) provided by financing activities	(22,500)	546,277

NET INCREASE IN CASH	43,428	51,496

CASH, beginning of period	659,204	273,132

CASH, end of period	$702,632	$324,628

The accompanying notes are an integral part of these statements.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended March 31, 2013

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The financial statements as of December 31, 2012 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2012.

2.	DESCRIPTION OF BUSINESS

MacroSolve, Inc. is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma. We are focused on intellectual property licensing, enforcement of our patent in the mobile app space and other patent services. We also offer consulting and mentoring services to small and medium sized mobile software companies, including strategies for mobile app development, commercialization and financing of mobile apps. In addition, until July 31, 2012, we conducted business as Illume Mobile, engaged in the design, delivery and integration of custom solutions for the application of mobile technology in business processes.

3.	INVESTMENT IN DECISIONPOINT SYSTEMS, INC.

As further described in Note #11, on July 31, 2012, the Company sold the Illume Mobile assets and operations to DecisionPoint Systems, Inc. (DPSI) for $250,000 cash and 617,284 shares of DPSI stock valued at $1.215 per share or a total of $750,000. In accordance with ASU 2011-05, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. Due to the volatility and thin trading of DPSI shares, the Company has determined that the fair market value on the measurement date will be computed from the volume-weighted average trading price for the entire month of March 2013. The unrealized loss on the investment consists of the following:

DPSI stock	FMV	of Shares	March 31, 2013	December 31, 2012

Basis at acquisition
July 31, 2012	$1.215	617,284	$750,000	$-
Quarter ended
March 31, 2013	$1.183	617,284	$730,433	$-
Unrealized market loss			$(19,567)	$-

4.	INVESTMENT IN MEDL MOBILE HOLDINGS, INC.

On March 8, 2013, the Company entered into an agreement with MEDL Mobile Holdings, Inc. (MEDL) to bring forth a program that offers access to the Company’s ‘816’ patent to app developers. MEDL received the right to grant a license to its clients on a ‘per install’ basis on a revenue sharing arrangement with the Company. As a part of the agreement, each Company received $50,000 worth of the other’s stock with the price per share determined by the Volume Weighted Average Price (“VWAP”) for each stock for the last twenty trading days prior to execution of the agreement. The Company received 147,692 shares of MEDL stock priced at $0.34 per share the MEDL received 2,500,000 shares of the Company’s stock priced at $0.02 per share.

In accordance with ASU 2011-05, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. Due to the volatility of MEDL shares, the Company has determined that the fair market value on the measurement date will be computed from the volume-weighted average trading price for the days held during March 2013. The unrealized gain on the investment consists of the following:

		Number
MEDL stock	FMV	of Shares	March 31, 2013	December 31, 2012

Basis at acquisition
March 8, 2013	$0.340	147,692	$50,000	$-
Quarter ended
March 31, 2013	$0.408	147,692	$60,272	$-
Unrealized market gain			$10,272	$-

5.	DEBENTURES AND NOTES PAYABLE

Notes payable at March 31, 2013 and December 31, 2012 nconsist of the following:	March 31, 2013	Dec 31, 2012

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

During 2012, eighteen of the nineteen investors elected to convert a total of $846,161 Debenture Series 2011 plus Series B Warrants into 16,923,227 shares of common stock. A total of $45,941 in accrued interest on the converted debentures was settled with 459,412 shares of common stock. Accrued interest as March 31, 2013 is $8,683.	$50,000	$-

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

2012, fifteen of the sixteen investors elected to convert a total of $1,575,000,000 Debenture Series 2011 plus Series A Warrants into 16,831,553 shares of common stock. A total of $179,312 in accrued interest on the converted debentures was settled, $16,167 in cash and $163,145 with 870,543 shares of common stock. Accrued interest as of March 31, 2013 is $21,363.	$100,000	$-

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The monthly payments were suspended in October 2008 and resumed in October 2012 in the amount of $7,500 per month.	$ 192,500	$ 215,000

The aggregate minimum maturities of notes payable, including shareholder loans, for each of the next five years are as follows:

2013	$90,000
2014	$90,000
2015	$562,148
2016	$150,000
Thereafter	$-
Total	$892,148
6.	SHAREHOLDER LOANS

In May and June, 2012, four directors loaned the Company a total of $449,300 for working capital. In July, 2012, three directors loaned a total of $50,000 for working capital. The notes were secured by the unencumbered 75% of patent settlement license fees secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at September 30, 2012. The total accrued interest on shareholder loans which matured September 30, 2012 was $25,381. Two directors were owed $9,000 for guaranteeing the advancing term loans in 2011 and 2012. The total amount due to the four directors of $533,681, including accrued interest and loan guarantees, was rolled over into new notes dated September 30, 2012. The new notes are secured by the unencumbered 75% of patent settlement license fees and provide for accrued interest at 6% payable on maturity at January 1, 2015. The accrued interest at March 31, 2013 is $15,967.

7.   EMPLOYEE STOCK PLANS

A summary of activity under the Employee Stock Plans as of March 31, 2013 and changes during the period then ended is presented below:

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price	Shares
Outstanding – December 31, 2012	15,441,703	$0.35	4,235,164

Exercisable – December 31, 2012	5,394,503	$0.51	-

Granted	-	$0.00	1,908,602

Exercised or Vested	(39,200)	$2.21	(2,967,392)

Forfeited or Expired	(28,120)	$0.60	( -)

Outstanding – March 31, 2013	15,413,584	$0.35	3,176,374

Exercisable – March 31, 2013	5,405,584	$0.52	-

The weighted-average grant-date calculated value of options granted during the period ended March 31, 2013 is not applicable. Options outstanding at March 31, 2013 had an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 1.7 years. Options that were exercisable at March 31, 2013 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 1.6 years.

A summary of the status of the Company’s nonvested options and restricted stock as of and for the Quarter Ended March 31, 2013 is presented below:

	Stock Options
Nonvested Shares	Options	Weighted- Average Grant Date.Calculated Value	Restricted Stock
Nonvested - Beginning of Year 2013	10,047,200	$-	4,235,164

Granted	-	$-	1,908,602

Vested	(39,200)	$-	(2,967,392)

Forfeited	-	$-	-

Nonvested–Quarter Ended March 31, 2013	10,008,000	$-	3,176,374

As of March 31, 2013, there was $-0- unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan. The weighted-average remaining vesting period is 3.1 months.

8.	SHAREHOLDERS’ EQUITY

The Company issued a total of 4,831,882 common shares in the quarter ended March 31, 2013, described further as follows:

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 423,280 shares of restricted stock on January 1, 2013 for their fourth quarter 2012 compensation.

The Company issued 1,908,602 shares of common stock to a management employee in lieu of $35,500 cash compensation for services rendered in the fourth quarter of 2012 which had been recorded at a value of $1,909 in stock based compensation based upon individual tax elections made by each recipient. The shares vest six months after issuance and are subject to forfeiture upon voluntary termination of employment.

As described in Footnote #4, the Company issued 2,500,000 shares of restricted common stock to MEDL Mobile Holdings, Inc. valued at $50,000.

9.	EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the quarters ended March 31, 2013 and 2012:
	For the Quarters Ended March 31
	2013	2012
Numerator:
Net Income (Loss)	$218,149	$(705,030)
Numerator for basic and diluted	$218,149	$(705,030)

Denominator:
Weighted-average number of
common shares outstanding	184,663,869	179,831,987

	$0.001	(0.004)
10.	RELATED PARTY TRANSACTION

There were no related party transactions other than the shareholder loans discussed in Footnote #6.

11.	DISCONTINUED OPERATIONS PURSUANT TO THE SALE OF ILLUME MOBILE ASSETS

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

Based on the Buyer’s reported revenues to date, the Company has estimated that insufficient revenues will be generated to achieve the Earn-Out Payment. As a result, the Company has reversed the previously accrued total potential earn-out of $500,000 receivable asset offset by an equal amount of deferred revenue.

In connection with the Purchase Agreement, on the Closing Date, the Company and the Buyer entered into a patent license agreement (the “License Agreement”), pursuant to which the Company granted the Buyer a non-exclusive license under a patent held by the Company pertaining to information collection using mobile computers (the “Licensed Patent”) to make, have made, sell, offer for sale or import any product or service which in the absence of the License Agreement would infringe at least one claim of the Licensed Patent (including specifically the Company’s ReForm™ Development Platform) in and into the United States and to practice the Licensed Methods (as defined in the License Agreement), in the United States, during the term of the Licensed Patent. The Buyer agreed to pay the Company a licensing fee/royalty payment of (i) 7.5% of Net Revenues (as defined in the License Agreement) received from the sale of Software Products (as defined in the License Agreement) and/or Licensed Methods, and (ii) 5% of Net Revenues from the sale of Custom Development Services (as defined in the License Agreement). The Company also granted the Buyer an option to purchase a non-exclusive perpetual license under the Licensed Patent at a purchase price of $500,000. The Company has accrued an estimated $10,243 in expected first quarter 2013 royalties.

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

The Company issued 1,019,231 shares of compensation shares to a management executive in lieu of $26,500 cash compensation for services rendered during the first quarter of 2013 which had been recorded at a value of $1,019 in stock based compensation based upon individual tax elections made by the recipient. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

13.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during Three Months ended March 31, 2013 and 2012 are:

	2013	2012
Interest	$-	$12,573
Income taxes	$-	$-

Noncash activities are as follows for the Three Months ended March 31, 2013 and 2012 are:

	2013	2012
Stock based compensation	$9,908	$22,494
Stock issued for services	$-	$168,500
Stock issued for debenture interest	$-	$69,789
Unrealized net accumulated market loss on
DecisionPoint and MEDL	$9,295	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe.” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the mobile computing industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012  filed with the Securities and Exchange Commission on March 5, 2013.

Business Overview

MacroSolve, Inc. (“MacroSolve,” “we,” “us,” or the “Company”) is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma.  We are focused on intellectual property licensing, enforcement of our patent in the mobile app space and other patent services.  We also offer consulting and mentoring services to small and medium sized mobile software companies, including strategies for mobile app development, commercialization and financing of mobile apps.  Due to the small number of employees, we no longer maintain a physical workspace, but allow our employees to work remotely.  Our mailing address is 9521-B Riverside Parkway, #134, Tulsa, Oklahoma 74137.

Since March 2011, we have been protecting our intellectual property rights against entities we have identified as potentially infringing our rights. In October 2010, we received U.S. patent #7,822,816, which addresses mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer. To date, complaints have been filed against 90 defendants and we are continuously identifying potential infringers with numerous potential infringers identified as of the date of this report. Out of these lawsuits, we have received 50 settlements in the form of non-exclusive, perpetual paid-up licenses for licensed products or for royalties based on a percentage of revenue.

Recent Transactions

As announced on March 12, 2013, the Company finalized an agreement with MEDL Mobile Holdings, Inc. (“MEDL”), a pioneer in the creation, development, marketing and monetization of mobile apps. MEDL has the right to grant a license to the Company’s ‘816 patent to its app development clients on a ‘per install’ basis. The Company will receive a percentage of the passive revenues which are subject to MEDL achieving minimum performance goals, which start in the third quarter of 2013.

As previously reported, on July 31, 2012 (the “Closing Date”), the Company entered into an asset purchase agreement (the “Purchase Agreement”) with DecisionPoint Systems, Inc. (the “Buyer”). Pursuant to the Purchase Agreement, effective on the Closing Date, the Company sold substantially all of the assets relating to its Illume Mobile business, for a purchase price of $1,000,000, of which $250,000 was paid in cash and $750,000 was paid in the form of 617,284 shares of the Buyer’s common stock (valued at $1.215 per share based on the 20 day volume weighted average price). The Company has the right to receive an earn-out payment from the Buyer (the “Earn-Out Payment”) of up to $500,000 (of which 50% will be paid in cash, and 50% will be paid in shares of common stock of the Buyer, valued at the last closing price of the Buyer’s common stock on the one year anniversary of the Closing Date), within 30 days of the one year anniversary of the Closing Date, which will be determined as follows:

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

Based on the Buyer’s reported revenues to date, the Company has determined that the milestones are not likely to be reached to achieve the Earn-Out Payment. As a result, the Company has reversed the previously accrued total potential earn-out of $500,000 receivable asset offset by an equal amount of deferred revenue.

Accordingly, all operating results disclosed in this quarterly report only include the results from continuing operations, and exclude the results for the Illume Mobile business, which are presented as discontinued operations.

Results of Operations

Quarter Ended March 31, 2013 compared to Quarter Ended March 31, 2012 (all references are to the Quarter Ended March 31)

Net Revenues:  Net revenues decreased $33,000 or 5%, to $666,000 in the quarter ended March 31, 2013 from $699,000 for the same period in 2012.   Sources of revenue were derived primarily from our IP licensing activities which are subject to fluctuation due to the nature of legal proceedings. The Company began offering consulting services late in the fourth quarter of 2012. Recognized consulting revenues were less than 1% of the total first quarter 2013 revenues as the Company begins to build its services offerings and prospects list.

Cost of Revenues and Gross Profit:  Cost of revenues for the quarter ended March 31, 2013 decreased $4,000, or 1%, from $283,000 for the quarter ended March 31, 2012 to $279,000 in 2013. Costs include contingent legal fees and other costs associated with enforcing our intellectual property. The resulting gross profit for the quarter ended March 31, 2013 of $387,000 was lower by $29,000, or 7%, than the gross profit for the quarter ended March 31, 2012 of $416,000.  Gross profit margins were 58% and 60% for the first quarters of 2013 and 2012, respectively.

Operating Expenses:  Operating expenses primarily consist of selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $148,000 of 49%, to $155,000 in the quarter ended March 31, 2013 from $303,000 for the same period in 2012, adjusted for the discontinuance of the Illume Mobile operations.  The primary reason for this decrease was lower financial advisory services, which decreased $132,000 as the result of payments, both in cash and in stock, for investor relations in 2012 that were not incurred in 2013. The remaining $16,000 decrease is attributable to lower legal fees which were paid in 2012 for fundraising and HR matters.

Income from Operations:  Income from operations for the quarter ended March 31, 2013 of $232,000 was up $119,000, or 105%, from the income from operations in 2012 of $113,000, primarily due to the reduction in investor relations expenses offset by the reduction in margin attributable to IP licensing.

Other Income and Expense:  Total other expenses of $14,000 in the first quarter of 2013 decreased $106,000, or 88%, over the total of $120,000 in 2012.  This decrease is due to a $71,000 decrease in interest expense associated with debentures that were converted to stock in 2012 and a $34,000 decrease in stock based compensation due to the reduction in executive management staff following the sale of Illume Mobile.

Net Income: Net income of $218,000 as of March 31, 2013 was up $225,000, or 3,214%, from the net loss, as adjusted for the sale of Illume Mobile, for the same quarter in 2012 of $7,000, primarily as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2013, the Company had total current assets of $1,056,035 and total current liabilities of $270,379 resulting in working capital of $785,656. As of March 31, 2013, the Company had cash and cash equivalents of $702,632 and an accumulated deficit of $14,232,060 since operations commenced in 1997.

Although there was a net loss in 2012, the Company's independent registered public accounting firm's audit report for the year ended December 31, 2012 did not contain a qualified opinion or an explanatory paragraph regarding the Company's ability to continue as a going concern as it had in prior years.  The Company demonstrated profitability after the divestiture of Illume Mobile, improved its financial ratios, and management’s plan does not contemplate future debt or equity raises. The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to create and market innovative products and services and sustain adequate working capital to finance its operations.

We have historically financed our operations through operating revenues, proceeds from bank loans, shareholder loans and sales of equity and debt securities to accredited investors. Since the 2012 divestiture of Illume Mobile and its deficit operation, the Company expects to generate sufficient working capital through operations to support its requirements without additional debt or equity financing.

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

The 2011 Class A Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class A Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class A Debenture investment. Any 2011 Class A Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of March 31, 2013, there was $100,000 principal amount of 2011 Class A Debentures outstanding that were convertible into approximately 1,587,302 shares of common stock.

The 2011 Class A Debenture investors also received common stock purchase warrants, designated by the Company as Class A Warrants, which expire on December 31, 2016.  As of March 31, 2013, there were Class A Warrants outstanding to purchase an aggregate of 18,475,827 shares of common stock at exercise prices ranging between $0.063 and $0.109.

The 2011 Class B Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class B Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class B Debenture investment, however the conversion price shall not be less than ten cents per share at any time and the conversion price shall not be more than ten cents per share for investments made prior to October 1, 2011. Any 2011 Class B Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of March 31, 2013, there were $50,000 principal amount of 2011 Class B Debentures outstanding that were convertible into approximately 1,000,000 shares of common stock.

The investors in 2011 Class B Debentures also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2016.  As of March 31, 2013, there were Class B Warrants outstanding to purchase an aggregate of 8,961,614 shares of common stock at exercise prices of $0.10.

Other

In May and June 2012, four directors loaned the Company a total of $449,300 for working capital. In July 2012, three directors loaned a total of $50,000 for working capital. The notes were secured by the unencumbered 75% of patent settlement license fees secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at September 30, 2012. The total accrued interest on shareholder loans which matured September 30, 2012 was $25,381. Two directors were owed $9,000 for guaranteeing the advancing term loans in 2011 and 2012. The total amount due to the four directors of $533,681, including accrued interest and loan guarantees, was rolled over into new notes dated September 30, 2012. The new notes are secured by the unencumbered 75% of patent settlement license fees and provide for accrued interest at 6% payable on maturity at January 1, 2015. The accrued interest at March 31, 2013 is $15,967.

On July 31, 2012, the assets of the Illume Mobile operations were sold to DecisionPoint Systems, Inc.  Management believes that the divestiture of this cash-dilutive operation and the significant scale-back of overhead will enable the Company to pursue its patent licensing strategy from internally generated funds as the Company is now cash flow positive.

To lower its required cash expenditures for the quarter ended March 31, 2013, the Company issued 2,331,882 shares of common stock to directors and management for compensation for services rendered in the fourth quarter of 2012.  At its March 25, 2013 meeting, the Board of Directors approved payment of its $16,000 annual compensation in cash and increasing the cash portion of CEO James McGill’s monthly salary from $1,000 to $4,000 per month retroactive to January 1, 2013.

Sources and Uses of Cash

	Three Months ended March 31,
(In thousands)	2013	2012
Cash flow data:
Net cash provided by (used in) operating activities	$73	$(370)
Net cash (used in) investing activities	(7)	(125)
Net cash (used in) provided by financing activities	(23)	546
Net increase in cash and cash equivalents	43	51
Cash and cash equivalents, beginning of period	659	273
Cash and cash equivalents, end of period	$702	$324

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 was $73,000, an increase of $443,000 from the $370,000 cash used in operating activities in the same quarter of 2012. Less cash was used in operating activities, allowing the Company to operate profitably, as a result of the July 2012 sale of Illume Mobile and its deficit operations and a decrease in the Company’s remaining overhead.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2013 was $7,000, a decrease of $118,000 from the $125,000 cash used in investing activities during the same period in 2012, which decrease was primarily due to the $117,000 in software development costs expended in 2012.

Financing Activities

Net cash used by financing activities for the three months ended March 31, 2013 was $23,000 compared with $546,000 provided by financing activities for the same period in 2012, a decrease of $569,000. In the first three months of 2012, the Company raised $555,000 in debenture financing, net shareholder loans and sale of stock to accredited investors, whereas no new financing occurred in 2013. The Company is repaying $7,500 per month on its refundable award from the State of Oklahoma Technology Business Finance Program. The unsecured $150,000 note, which originated in 2003, was to be repaid in five years at two times the amount of the award or less if paid earlier.  Interest was imputed at 14.27% and the full $300,000 became payable in September 2007. Monthly payments were suspended in October 2008 and resumed in October 2012 in the amount of $7,500 per month. The loan proceeds were used solely for sales and marketing expenses.  As of March 31, 2013, $192,500 of principal and interest remained due and payable on the note.

Critical Accounting Policies

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of patent licenses and consulting services.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  In many instances, the Company is extending trade terms to customers who have agreed to acquire IP licenses as a result of settlement agreements. At the quarter ended March 31, 2013 and at fiscal year ended December 31, 2012, the Company deems all trade receivable amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

Property and Equipment:

Property and equipment are recorded at cost.  Depreciation is computed using straight-line methods applied to individual property items based on estimated useful lives.

Revenue Recognition and Unearned Income:

Revenues from intellectual property licenses are recognized upon receipt. When intellectual property licenses are received under a contingent fee agreement with the law firm of Antonelli, Harrington & Thompson LLP, and the applicable contingent legal expense is recorded as a cost of sale. The $500,000 in unearned income at December 31, 2012 consisted of the total potential earn-out payment from DecisionPoint Systems from the sale of Illume Mobile assets. The Company reversed the $500,000 income accrual as of March 31, 2013 due to uncertainty that the earn-out payment would be achieved.

Consulting services revenues consist primarily of advisory services to third party customers under contract for specific projects. Contracted projects that are fixed price are accounted for under the percentage-of-completion method of accounting. Revenue from contracted projects that are for provision of services is recognized at the time the service is provided.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended March 31, 2013 and December 31, 2012.

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

Effect of Recently Issued Accounting Pronouncements

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently a party to 22 legal proceedings we initiated in the United States District Court Eastern District of Texas against 22 alleged infringers of our United States Patent #7,822,816. In each action, we claimed that each of defendants, directly or through intermediaries, made, has made, used, imported, provided, supplied, distributed, sold, and/or offered for sale products and/or systems that infringed one or more claims of United States Patent #7,822,816. We asked the Court for relief, including permanent injunctions, damages and costs we incurred because of the infringing activities, including interest and attorney fees. Any resulting litigation, however, will be subject to inherent uncertainties and the favorable outcome of any litigation is inestimable.

A summary of the legal proceedings initiated by the Company that are still outstanding and the status of legal proceedings that have been resolved since last reported is as follows:

Filing Date	Defendant	Case Number	Status	Date of Disposition (if any)
15-Sep-11	Citigroup Inc.	6:11-CV-490	(b)	4/15/2013
3-Oct-11	Whoop, Inc.	6:11-CV-523	(a)	3/7/2013
21-Dec-11	American Airlines, Inc.	6:11-CV-685	Open	N/A
30-Jan-12	Newegg Inc.	6:12-CV-46	Open	N/A
17-Feb-12	GEICO Casualty Company and Government Employees Insurance Company	6:12-CV-74	Open	N/A
17-Feb-12	GEICO Insurance Agency, Inc.	6:12-CV-74	Open	N/A
18-Jun-12	LinkedIn Corporation	6:12-CV-385	Open	N/A
19-Jun-12	Jetblue Airways Corporation	6:12-CV-387	(b)	4/17/2013
26-Jun-12	Fareportal, Inc.	6:12-CV-416	(b)	pending
26-Jun-12	Target Corporation	6:12-CV-418	(b)	3/8/2013
5-Oct-12	Redbox Automated Retail, LLC	6:12-CV-744	Open	N/A
4-Dec-12	Bed Bath & Beyond Inc.	6:12-CV-915	(b)	4/15/2013
4-Dec-12	Sears Holdings Management Corporation et al	6:12-CV-916	Open	N/A
21-Dec-12	Walgreen Co.	6:12-CV-975	(b)	4/8/2013
21-Dec-12	Home Depot U.S.A., Inc.	6:12-CV-976	Open	N/A
21-Dec-12	SkyMall, Inc.	6:12-CV-977	Open	N/A
21-Dec-12	SuperShuttle International Corp.	6:12-CV-978	(b)	4/4/2013
21-Dec-12	Dollar Thrifty Automotive Group, Inc. et al	6:12-CV-979	Open	N/A
21-Dec-12	CVS Pharmacy, Inc.	6:12-CV-980	(b)	pending
25-Feb-13	Costco Wholesale Corporation	6:13-CV-198	Open	N/A
25-Feb-13	Fandango, Inc. et al	6:13-CV-199	(b)	pending
25-Feb-13	GameStop Corp, et al	6:13-CV-200	Open	N/A
25-Feb-13	Gilt Groupe Holdings, Inc. et al	6:13-CV-201	Open	N/A
25-Feb-13	Kohl's Department Stores, Inc. et al	6:13-CV-202	Open	N/A
25-Feb-13	The Kroger Co.	6:13-CV-203	(b)	pending
26-Feb-13	Nordstrom, Inc. et al	6:13-CV-204	Open	N/A
26-Feb-13	Pandora Media, Inc.	6:13-CV-205	Open	N/A
26-Feb-13	RueLaLa, Inc. et al	6:13-CV-206	Open	N/A
26-Feb-13	Staples, Inc. et al	6:13-CV-207	Open	N/A

(a) Lawsuit dismissed without prejudice
(b) Lawsuit dismissed with prejudice pursuant to a settlement agreement

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock issuances

The Company issued 1,908,602 shares of compensation shares to a management executive in lieu of $35,500 cash compensation for services rendered during the fourth quarter of 2012 which had been recorded at a value of $1,909 in stock based compensation based upon individual’s tax elections. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 423,280 shares of restricted stock on January 1, 2013 for their fourth quarter 2012 compensation. The Company recorded $4,000 in stock based compensation for each of its two independent directors.

The Company issued 2,500,000 shares of restricted common stock to MEDL Mobile Holdings, Inc. valued at $50,000 in exchange for 147,692 shares of MEDL’s restricted stock valued at $50,000 as part of a licensing agreement entered into on March 8, 2013.

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

MACROSOLVE, INC.

Date: April 30, 2013	By:	/s/ JAMES C. MCGILL
James C. McGill
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2013	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)