Form 10-Q
period 2013-06-30
MACROSOLVE INC
filed 2013-08-26
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   No ☒
Note: The Company is a voluntary filer but has filed all reports it would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months if it was a mandatory filer.

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

As of August 23, 2013 there were 186,506,952 shares of the registrant’s common stock outstanding.

MACROSOLVE, INC.

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MACROSOLVE, INC.

Interim Unaudited Financial Statements

For the Period Ended June 30, 2013

Index

MACROSOLVE, INC.

BALANCE SHEETS (UNAUDITED)

For the Periods Ended:	6/30/2013	12/31/2012

ASSETS

CURRENT ASSETS:
Cash	$821,240	$659,204
Accounts receivable - trade	128,606	74,056
Prepaid expenses and other	46,319	519,330

Total current assets	996,165	1,252,590

PROPERTY AND EQUIPMENT, at cost:	4,237	21,651
Less - accumulated depreciation and amortization	(1,298)	(19,462)

Net property and equipment	2,939	2,189

OTHER ASSETS:
Investment in DecisionPoint Systems, Inc.	650,557	579,875
Investment in MEDL Mobile Holdings, Inc.	53,939	-
Investment in Endexx Corporation	13,982	-
Other assets	68,955	64,227

Total other assets	787,433	644,102

TOTAL ASSETS	$1,786,537	$1,898,881

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$90,000	$90,000
Accounts payable - trade and accrued liabilities	125,487	84,062
Unearned income	10,000	500,000

Total current liabilities	225,487	674,062

LONG-TERM DEBT, less current maturities
Note Payable - Shareholders	557,631	541,752
Oklahoma Technology Commercialization Center	80,000	125,000
Convertible debentures	150,000	150,000
Total long-term debt, less current maturities	787,631	816,752

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 500,000,000 shares;
issued and outstanding 185,683,100 and179,831,987 shares, at
June 30, 2013 and December 31, 2012, respectively	1,856,831	1,798,320
Additional paid-in capital	13,232,497	13,230,111
Accumulated other comprehensive income	(96,521)	(170,125)
Accumulated deficit	(14,219,388)	(14,450,239)

Total stockholders' equity	773,419	408,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,786,537	$1,898,881

The accompanying notes are an integral part of these unaudited financial statements.

Index

MACROSOLVE, INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
	For the Quarters Ended		For the Year to Date
For the Periods Ended June 30,	6/30/2013	6/30/2012	6/30/2013	6/30/2012

Net revenues	$302,253	$206,275	$968,351	$905,507

Cost of revenues	129,069	73,761	408,116	357,027

Gross profit	173,184	132,514	560,235	548,480

Selling, general and administrative expense	151,766	334,781	307,893	672,074

Income from operations	21,418	(202,267)	252,342	(123,594)

OTHER INCOME (EXPENSE):
Interest income	4,008	20	4,220	28
Interest expense	12,755	32,012	25,306	116,156
Loss on sale of asset	-	-	436	761

Total other expense	8,747	31,992	21,522	116,889

INCOME (LOSS) FROM CONTINUNIG OPERATIONS BEFORE INCOME TAXES	12,671	(234,259)	230,820	(240,483)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	12,671	(234,259)	230,820	(240,483)

DISCONTINUED OPERATIONS (NOTE 12)
Loss from operations of discontinued Illume Mobile operations	-	(545,175)	-	(1,243,981)

NET INCOME (LOSS)	12,671	(779,434)	230,820	(1,484,464)

OTHER COMPREHENSIVE INCOME, net of tax
Unrealized holding gain arising during the period	73,603	-	73,603	-

COMPREHENSIVE INCOME (LOSS)	$86,274	$(779,434)	$304,423	(1,484,464)

INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS:
Net income (loss)	$12,671	$(779,434)	$230,820	(1,484,464)

Income (loss) allocable to common stockholders	$12,671	$(779,434)	$230,820	(1,484,464)

Basic and diluted net income (loss) from continuing operations per share	$0.00	$(0.00)	$0.00	$(0.00)

Basic and diluted net loss from discontinued operations per share	$0.00	$(0.00)	$0.00	$(0.01)
Basic and diluted net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

Index

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Periods Ended June 30,	6/30/2013	6/30/2012

OPERATING ACTIVITIES:
Net income (loss)	$230,820	$(1,484,464)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,688	196,618
Loss on disposal of equipment	435	760
Stock based compensation	10,929	60,834
Issuance of stock for services	-	223,500
Changes in current assets and liabilities:
(Increase) in accounts receivable - trade	(54,550)	(79,065)
Decrease in prepaid expenses and other	473,011	110,466
Increase (decrease) in accounts payable - trade and
accrued liabilities	32,475	(131,349)
Increase in accrued debenture interest	8,950	102,981
Increase in accrued shareholder loan interest	15,879	-
(Decrease) increase in unearned income	(490,000)	22,214

Net cash provided by (used in) operating activities	229,637	(977,505)

INVESTING ACTIVITIES:
Investment in Endexx Corporation	(15,000)	-
Purchase of equipment	(1,467)	(8,580)
Software development costs	-	(212,220)
Patent costs	(6,134)	-

Net cash (used in) investing activities	(22,601)	(220,800)

FINANCING ACTIVITIES:
Debenture financing converted to common stock	-	(2,971,161)
Common stock issued for debenture conversions	-	2,971,161
Net proceeds from debenture financing	-	500,000
Reduction of accrued debenture interest	-	(232,497)
Common stock issued for accrued debenture interest	-	216,330
Proceeds from shareholder loans, including accrued interest	-	727,782
Repayment of shareholder loans, including accrued interest	-	(437,246)
Proceeds from sale of common stock	-	250,000
Repayments of notes payable	(45,000)	-

Net cash (used in) provided by financing activities	(45,000)	1,024,369

NET INCREASE (DECREASE) IN CASH	162,036	(173,936)

CASH, beginning of period	659,204	273,132

CASH, end of period	$821,240	$99,196

The accompanying notes are an integral part of these unaudited financial statements.

Index

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended June 30, 2013

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

As further described in Note #12, on July 31, 2012, the Company sold the Illume Mobile assets and operations to DecisionPoint Systems, Inc. (DPSI) for $250,000 cash and 617,284 shares of DPSI stock valued at $1.215 per share or a total of $750,000. In accordance with ASU 2011-05, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. Due to the volatility and thin trading of DPSI shares, the Company has determined that the fair market value on the measurement date will be computed from the volume-weighted average trading price for the entire second quarter of 2013. The unrealized gain for the six months ended June 30, 2013 on the investment consists of the following:

	Number
DPSI stock	of Shares	June 30, 2013

Basis at December 31, 2012	617,284	$579,875

Report Date	617,284	$650,557
Unrealized market gain		$70,682

Index

4.	INVESTMENT IN MEDL MOBILE HOLDINGS, INC.

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

In accordance with ASU 2011-05, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. Due to the volatility of MEDL shares, the Company has determined that the fair market value on the measurement date will be computed from the volume-weighted average trading price for the entire second quarter of 2013. The unrealized gain on the investment consists of the following:

	Number
MEDL stock	of Shares	June 30, 2013

Basis at acquisition
March 8, 2013	147,692	$50,000

Report Date	147,692	$53,939
Unrealized market gain		$3,939

5.	INVESTMENT IN ENDEXX CORPORATION

On June 5, 2013, the Company entered into six month agreement with Endexx Corporation (EDXC) to coordinate business planning, investor interests and intellectual property for a mobile app venture that uniquely addresses advertising market analytics. Additionally, Endexx received a variable limited ‘816’ license during the course of the business advisory engagement while its app is in development with the agreement that a permanent license will be negotiated upon completion.  Endexx will pay the Company $15,000 compensation by issuing 125,000 shares of EDXC restricted stock priced at $.12 per share and the balance to be paid in cash.

In accordance with ASU 2011-05, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. Due to the volatility of EDXC shares, the Company has determined that the fair market value on the measurement date will be computed from the daily volume-weighted average trading price from June 5 through June 30, 2013. The unrealized loss on the investment consists of the following:

	Number
EDXC stock	of Shares	June 30, 2013

Basis at acquisition
June 13, 2013	125,000	$15,000
Quarter ended
Report Date	125,000	$13,982
Unrealized market loss		$(1,018)

Index

6.	DEBENTURES AND NOTES PAYABLE

Notes payable at June 30, 2013 and December 31, 2012 consist of the following:	June 30, 2013	Dec 31, 2012

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

During 2012, eighteen of the nineteen investors elected to convert a total of $846,161 Debenture Series 2011 plus Series B Warrants into 16,923,227 shares of common stock. A total of $45,941 in accrued interest on the converted debentures was settled with 459,412 shares of common stock. Accrued interest as June, 2013 is $10,184.	$50,000	$-

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

Index

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

During 2012, fifteen of the sixteen investors elected to convert a total of $1,575,000,000 Debenture Series 2011 plus Series A Warrants into 16,831,553 shares of common stock. A total of $179,312 in accrued interest on the converted debentures was settled, $16,167 in cash and $163,145 with 870,543 shares of common stock. Accrued interest as of June 30, 2013 is $24,363.	$100,000	$-

Note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented by a $150,000 refundable award to be repaid at two times the amount of the award. The balance includes accrued interest (imputed at 14.27%), through September 2007. The monthly payments were suspended in October 2008 and resumed in October 2012 in the amount of $7,500 per month.	$170,000	$215,000

The aggregate minimum maturities of notes payable, including shareholder loan principal and interest, for each of the next five years are as follows:

2013	$90,000
2014	$80,000
2015	$557,630
2016	$150,000
Thereafter	$-
Total	$877,630

7.	SHAREHOLDER LOANS

In May and June, 2012, four directors loaned the Company a total of $449,300 for working capital. In July, 2012, three directors loaned a total of $50,000 for working capital. The notes were secured by the unencumbered 75% of patent settlement license fees secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at September 30, 2012. The total accrued interest on shareholder loans which matured September 30, 2012 was $25,381. Two directors were owed $9,000 for guaranteeing the advancing term loans in 2011 and 2012. The total amount due to the four directors of $533,681, including accrued interest and loan guarantees, was rolled over into new notes dated September 30, 2012. The new notes are secured by the unencumbered 75% of patent settlement license fees and provide for accrued interest at 6% payable on maturity at January 1, 2015. The accrued interest at June 30, 2013 is $23,950.

Index

8.	EMPLOYEE STOCK PLANS

A summary of activity under the Employee Stock Plans as of June 30, 2013 and changes during the period then ended is presented below:

	Stock Options
	Options	Weighted Average Exercise Price	Restricted Stock Shares
Outstanding – March 31, 2013	15,413,584	$0.35	3,176,374
Exercisable – March 31, 2013	5,405,584	$0.52	-
Granted	-	$0.00	1,019,231
Exercised or Vested	-	$0.00	(1,016,304)
Forfeited or Expired	-	$0.00	( -)
Outstanding – June 30, 2013	15,413,584	$0.35	3,179,301
Exercisable – June 30, 2013	5,405,584	$0.52	-

The weighted-average grant-date calculated value of options granted during the period ended June 30, 2013 is not applicable.  Options outstanding at June 30, 2013 had an aggregate intrinsic value of $0 and a weighted-average remaining contractual term of 1.5 years. Options that were exercisable at June 30, 2013 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 1.3 years.

A summary of the status of the Company’s nonvested options and restricted stock as of and for the Quarters Ended March 31 and June 30, 2013 is presented below:

Index

	Stock Options
Nonvested Shares	Options	Weighted- Average Grant Date.Calculated Value	Restricted Stock
Nonvested - Beginning of Year 2013	10,047,200	$-	4,235,164
Granted	-	$-	1,908,602
Vested	(39,200)	$-	(2,967,392)
Forfeited	-	$-	-
Nonvested–Quarter Ended March 31, 2013	10,008,000	$-	3,176,374
Granted	-	$-	1,019,231
Vested	-	$-	(1,016,304)
Forfeited	-	$-	-
Nonvested–Quarter Ended June 30, 2013	10,008,000	$-	3,179,301

As of June 30, 2013, there was $-0- unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan. The weighted-average remaining vesting period is .6 months.

9.	SHAREHOLDERS’ EQUITY

The Company issued a total of 5,851,113 common shares in the six months ended June 30, 2013, described further as follows:

The Company’s independent directors annual compensation is $16,000 to be paid quarterly in restricted stock. The Company issued the directors 423,280 shares of restricted stock on January 1, 2013 for their fourth quarter 2012 compensation.

The Company issued 1,908,602 shares of common stock on January 3, 2013 to a management employee in lieu of $35,500 cash compensation for services rendered in the fourth quarter of 2012 which had been recorded at a value of $1,909 in stock based compensation based upon individual tax elections made by each recipient. The shares vest six months after issuance and are subject to forfeiture upon voluntary termination of employment.

As described in Footnote #4, the Company issued 2,500,000 shares of restricted common stock on March 8, 2013 to MEDL Mobile Holdings, Inc. valued at $50,000.

The Company issued 1,019,231 shares of common stock on April 4, 2013 to a management employee in lieu of $26,500 cash compensation for services rendered in the first quarter of 2013 which had been recorded at a value of $1,019 in stock based compensation based upon individual tax elections made by the recipient. The shares vest six months after issuance and are subject to forfeiture upon voluntary termination of employment.

10.	EARNINGS (LOSS) PER SHARE

The Company has calculated the loss allocable to the common shareholders for the periods ended June 30, 2013 and 2012:

	For the Quarters Ended June 30		For the Six Months Ended June 30
	2013	2012	2013	2012
Denominator:
Weighted-average number of
common shares outstanding	185,683,100	179,831,987	185,683,100	179,831,987

Numerator:
Net Income (Loss) from Continuing Operations	$12,671	$(234,259)	$230,820	$(240,483)
Basic and diluted net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

Numerator:
Net (Loss) from Discontinued Operations	$0	$(545,175)	$0	$(1,243,981)
Basic and diluted net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.01)

Numerator:
Net Income (Loss)	$12,671	$(779,434)	$230,820	$(1,484,464)
Basic and diluted net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.01)

Index

11.	RELATED PARTY TRANSACTION

 There were no related party transactions other than the shareholder loans discussed in Footnote #6.

12.	DISCONTINUED OPERATIONS PURSUANT TO THE SALE OF ILLUME MOBILE ASSETS

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

Based on the Buyer’s reported revenues to date, the Company has estimated that insufficient revenues will be generated to achieve the Earn-Out Payment. As a result, in the first quarter of 2012, the Company reversed the previously accrued total potential earn-out of $500,000 receivable asset offset by an equal amount of deferred revenue.

In connection with the Purchase Agreement, on the Closing Date, the Company and the Buyer entered into a patent license agreement (the “License Agreement”), pursuant to which the Company granted the Buyer a non-exclusive license under a patent held by the Company pertaining to information collection using mobile computers (the “Licensed Patent”) to make, have made, sell, offer for sale or import any product or service which in the absence of the License Agreement would infringe at least one claim of the Licensed Patent (including specifically the Company’s ReForm™ Development Platform) in and into the United States and to practice the Licensed Methods (as defined in the License Agreement), in the United States, during the term of the Licensed Patent. The Buyer agreed to pay the Company a licensing fee/royalty payment of (i) 7.5% of Net Revenues (as defined in the License Agreement) received from the sale of Software Products (as defined in the License Agreement) and/or Licensed Methods, and (ii) 5% of Net Revenues from the sale of Custom Development Services (as defined in the License Agreement). The Company also granted the Buyer an option to purchase a non-exclusive perpetual license under the Licensed Patent at a purchase price of $500,000. The Company has accrued an estimated $10,000 in expected second quarter 2013 royalties.

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

13.	SUBSEQUENT EVENTS

The Company issued 868,852 shares of compensation shares to a management executive in lieu of $26,500 cash compensation for services rendered which had been recorded at a value of $26,500 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

Index

14.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during Six Months ended June 30, 2013 and 2012 are:

	2013	2012

Interest	$-	$29,342

Income taxes	$-	$-

Noncash activities are as follows for the Six Months ended June 30, 2013 and 2012 are:

	2013	2012

Stock issued for services	$-	$223,500

Stock issued for debenture interest	$-	$216,330

Stock issued for MEDL investment	$50,000	$216,330

Unrealized net accumulated market gain on
DecisionPoint, MEDL and Endexx gain	$73,603	$-

Index

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

Since March 2011, we have been protecting our intellectual property rights against entities we have identified as potentially infringing our rights. In October 2010, we received U.S. patent #7,822,816, which addresses mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer. To date, complaints have been filed against 90 defendants and we are continuously identifying potential infringers with numerous potential infringers identified as of the date of this report. Out of these lawsuits, we have received 58 settlements in the form of non-exclusive, perpetual paid-up licenses for licensed products or for royalties based on a percentage of revenue.

Recent Transactions

The Company finalized an agreement on June 5, 2013 with Endexx Corporation (EDXC), a micro-cap company which collaborates with independent software developers, scientists, engineers and other companies to build businesses that can thrive collectively in the equity markets. During the six month engagement, the Company will provide its virtual management team to assist Endexx with coordinating business planning, investor interests and intellectual property for a mobile app venture that uniquely addresses advertising market analytics. The Company is also providing Patent Advisory Services to Endexx. As part of those services, Endexx receives a variable limited ‘816’ license during the course of the business advisory engagement while its app is in development with the agreement that a permanent license will be negotiated upon the app’s completion. Endexx issued 125,000 shares of its restricted stock valued at $15,000 to the Company with the balance of $15,000 to be paid in cash.

The Company finalized an agreement on June 12, 2013 with RIJO Investment Group, a private company based in Los Angeles, California, to provide its virtual management team to assist RIJO with coordinating business planning, investor interests, content expertise and third party technology partners for a venture that uniquely optimizes historical content, GPS and social media. This is initially a two month project during the proof of concept phase and does not include patent advisory services or stock for services.

On March 12, 2013, the Company finalized an agreement with MEDL Mobile Holdings, Inc. (“MEDL”), a company involved in the creation, development, marketing and monetization of mobile apps. MEDL has the right to extend its license to the Company’s ‘816 patent to its app development clients on a ‘per install’ basis. The Company will receive a percentage of the passive revenues, which are subject to MEDL achieving minimum performance goals starting in the third quarter of 2013. As a part of the agreement, each company received $50,000 worth of the other’s stock with the price per share determined by the volume weighted average price for each stock for the last twenty trading days prior to execution of the agreement. The Company received 147,692 shares of MEDL stock priced at $0.34 per share and MEDL received 2,500,000 shares of the Company’s stock priced at $0.02 per share.

Index

As previously reported, the Company sold substantially all of the assets relating to its Illume Mobile business on July 31, 2012. Accordingly, all operating results disclosed in this quarterly report only include the results from continuing operations, and exclude the results for the Illume Mobile business, which are presented as discontinued operations.

Results of Operations

Quarter Ended June 30, 2013 compared to Quarter Ended June 30, 2012 (all references are to the Quarter Ended June 30)

Net Revenues:  Net revenues increased $96,000 or 47%, to $302,000 in the quarter ended June 30, 2013 from $206,000 for the same period in 2012.   Sources of revenue were derived primarily from our IP licensing activities, which are subject to fluctuation due to the nature of legal proceedings. The Company began offering consulting services late in the fourth quarter of 2012. Recognized consulting revenues were less than 1% of the total second quarter 2013 revenues as the Company begins to build its services offerings and prospects list.

Cost of Revenues and Gross Profit:  Cost of revenues for the quarter ended June 30, 2013 increased $56,000, or 77%, from $73,000 for the quarter ended June 30, 2012 to $129,000 in 2013. Costs include contingent legal fees, which increased $44,000 over the prior period in relation to the increase in revenues, and other costs associated with enforcing our intellectual property, which increased $12,000 over the prior period. The resulting gross profit for the quarter ended June 30, 2013 of $173,000 was higher by $40,000, or 30%, than the gross profit for the quarter ended June 30, 2012 of $133,000.  Gross profit margins were 57% and 65% for the second quarters of 2013 and 2012, respectively.

Operating Expenses:  Operating expenses primarily consist of selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $183,000 or 55%, to $152,000 in the quarter ended June 30, 2013 from $335,000 for the same period in 2012.  The primary reason for this decrease was lower financial advisory services, which decreased $192,000 as the result of payments, both in cash and in stock, for investor relations in 2012 that were not incurred in 2013. Marketing and promotions costs increased by $28,000 to $4,000 in 2013 from ($24,000) in 2012 due to a write off of fees assessed by a public relations firm. Stock based compensation decreased by $21,000 due to the reduction in executive management staff following the sale of Illume Mobile.

Income from Operations:  Income from operations for the quarter ended June 30, 2013 of $22,000 was up $224,000, or 111%, from the loss from operations in 2012 of ($202,000), primarily due to a $183,000 decrease in selling, general and administrative expenses described above and secondarily due to a $40,000 increase in gross profit.

Other Income and Expense:  Total other expenses of $9,000 in the second quarter of 2013 decreased $23,000, or 60%, over the total of $32,000 in 2012.  This decrease is primarily due to a $19,000 decrease in interest expense associated with debentures that were converted to stock in 2012.

Net Income: Net income of $12,000 as of June 30, 2013 was up $246,000, or 105%, from the net loss for the same quarter in 2012 of ($234,000), primarily as a result of the factors described above.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012 (all references are to the Six Months Ended June 30)

Net Revenues:  Net revenues increased $63,000 or 7%, to $968,000 in the six months ended June 30, 2013 from $905,000 for the same period in 2012. Second quarter revenues decreased $364,000 to $302,000 from $666,000 in the first quarter of 2013. Sources of revenue were derived primarily from our IP licensing activities which are subject to fluctuation due to the nature of legal proceedings. MacroSolve is the Plaintiff in a Markman Hearing, also known as a Claim Construction Hearing, scheduled in the Eastern District of Texas against Defendants GEICO Insurance Agency, Inc., GEICO Casualty Company, Governmental Employees Insurance Company, and Newegg, Inc. on September 26, 2013, which will impact third quarter revenues and may impact fourth quarter revenues.  The Company anticipates revenues will be sufficient to meet operating costs and has ample cash reserves to fund its scaled-back operations. The Company began offering consulting services late in the fourth quarter of 2012. Recognized consulting revenues were less than 1% of the 2013 revenues as the Company begins to build its services offerings and prospects list.

Index

Cost of Revenues and Gross Profit: Cost of revenues for the six months ended June 30, 2013 increased $51,000, or 14%, from $357,000 for the six months ended June 30, 2012 to $408,000 in 2013. Costs include contingent legal fees, which increased $28,000 over the prior six month period in relation to the increase in revenues, and other costs associated with enforcing our intellectual property, which increased $19,000 over the prior six month period. The resulting gross profit for the six months ended June 30, 2013 of $560,000 was higher by $12,000, or 2%, than the gross profit for the six months ended June 30, 2012 of $548,000. Gross profit margins were 58% and 61% for the first six months of 2013 and 2012, respectively.

Operating Expenses:  Operating expenses primarily consist of selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $364,000 or 54%, to $308,000 in the six months ended June 30, 2013 from $672,000 for the same period in 2012. The primary reason for this decrease was lower financial advisory services, which decreased $325,000 as the result of payments, both in cash and in stock, for investor relations in 2012 that were not incurred in 2013.Stock based compensation decreased by $54,000 due to the reduction in executive management staff following the sale of Illume Mobile.

Income from Operations:  Income from operations for the six months ended June 30, 2013 of $252,000 was up $376,000, or 304%, from the loss from operations for the six months ended June 30, 2012 of ($124,000), primarily due to a $364,000 decrease in selling, general and administrative expenses described above and secondarily from a $12,000 increase in gross profit.

Other Income and Expense:  Total other expenses of $22,000 in the first six months of 2013 decreased $95,000, or 82%, over the total of $117,000 in the first six months of 2012.  This decrease is primarily due to a $91,000 decrease in interest expense associated with debentures that were converted to stock in 2012.

Net Income: Net income of $231,000 for the six months ended June 30, 2013 was up $472,000, or 196%, from the net loss for the period in 2012 of ($241,000), primarily as a result of the factors described above.

Liquidity and Capital Resources

As of June 30, 2013, the Company had total current assets of $996,165 and total current liabilities of $225,487 resulting in working capital of $770,678. As of June 30, 2013, the Company had cash and cash equivalents of $821,240 and an accumulated deficit of $14,219,388 since operations commenced in 1997.

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

Index

The 2011 Class A Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class A Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class A Debenture investment. Any 2011 Class A Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of June 30, 2013, there was $100,000 principal amount of 2011 Class A Debentures outstanding that were convertible into approximately 1,587,302 shares of common stock.

The 2011 Class A Debenture investors also received common stock purchase warrants, designated by the Company as Class A Warrants, which expire on December 31, 2016. As of June 30, 2013, there were Class A Warrants outstanding to purchase an aggregate of 18,475,827 shares of common stock at exercise prices ranging between $0.063 and $0.109.

The 2011 Class B Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class B Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class B Debenture investment, however the conversion price shall not be less than ten cents per share at any time and the conversion price shall not be more than ten cents per share for investments made prior to October 1, 2011. Any 2011 Class B Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of June 30, 2013, there were $50,000 principal amount of 2011 Class B Debentures outstanding that were convertible into approximately 1,000,000 shares of common stock.

The investors in 2011 Class B Debentures also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2016. As of June 30, 2013, there were Class B Warrants outstanding to purchase an aggregate of 8,961,614 shares of common stock at exercise prices of $0.10.

Other

In May and June 2012, four directors loaned the Company a total of $449,300 for working capital. In July 2012, three directors loaned a total of $50,000 for working capital. The notes were secured by the unencumbered 75% of patent settlement license fees secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at September 30, 2012. The total accrued interest on shareholder loans which matured September 30, 2012 was $25,381. Two directors were owed $9,000 for guaranteeing the advancing term loans in 2011 and 2012. The total amount due to the four directors of $533,681, including accrued interest and loan guarantees, was rolled over into new notes dated September 30, 2012. The new notes are secured by the unencumbered 75% of patent settlement license fees and provide for accrued interest at 6% payable on maturity at January 1, 2015. The accrued interest at June 30, 2013 is $23,950.

To lower its required cash expenditures for the quarter ended June 30, 2013, the Company issued 1,019,231 shares of common stock to management for compensation for services rendered in the first quarter of 2013. At its March 25, 2013 meeting, the Board of Directors approved payment of its $16,000 annual compensation in cash and increasing the cash portion of CEO James McGill’s monthly salary from $1,000 to $4,000 per month retroactive to January 1, 2013.

Sources and Uses of Cash

	Six Months ended June 30,
(In thousands)	2013	2012
Cash flow data:
Net cash provided by (used in) operating activities	$230	$(978)
Net cash (used in) investing activities	(23)	(221)
Net cash (used in) provided by financing activities	(45)	1,024
Net increase (decrease) in cash and cash equivalents	162	(174)
Cash and cash equivalents, beginning of period	659	273
Cash and cash equivalents, end of period	$821	$99

Index

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was $230,000, an increase of $1,208,000 from the $978,000 cash used in operating activities in the first six months of 2012. Net income of $231,000 for the first six months of 2013 contributed $1,715,000 more to operating activities than the prior year first six month period which had a ($1,484,000) net loss. Depreciation and amortization expense decreased by $195,000 to $1,700 in the current period compared to $197,000 in the prior period, primarily due to the divestiture of Illume Mobile and its assets. No stock for services was issued in the first six months of 2013 resulting in an increase of $223,000 provided by operating activities over the first six months of 2012. Prepaid expenses and other assets decreased by $363,000 in the first six months of 2013 and unearned income decreased by $512,000, primarily due to the write off of the $500,000 potential earn out from the sale of Illume Mobile in 2012. The net effect on cash provided by operating activities from the divestiture of other assets and liabilities associated with the divestiture of Illume Mobile was ($150,000).

Investing Activities

Cash used in investing activities for the six months ended June 30, 2013 was $23,000, a decrease of $198,000 from the $220,000 cash used in investing activities during the same period in 2012.  The decrease was primarily due to the $212,000 in software development costs expended in 2012, offset by the $15,000 stock received from Endexx Corporation in exchange for services.

Financing Activities

Net cash used by financing activities for the six months ended June 30, 2013 was $45,000 compared with $1,024,000 provided by financing activities for the same period in 2012, a decrease of $1,069,000. In the first six months of 2012, the Company raised approximately $1,025,000 in debenture financing, net shareholder loans and sale of stock to accredited investors, whereas no new financing occurred in 2013. The Company is repaying $7,500 per month, or $45,000 through the first six months of 2013, on its refundable award from the State of Oklahoma Technology Business Finance Program. The unsecured $150,000 note, which originated in 2003, was to be repaid in five years at two times the amount of the award or less if paid earlier. Interest was imputed at 14.27% and the full $300,000 became payable in September 2007. Monthly payments were suspended in October 2008 and resumed in October 2012 in the amount of $7,500 per month. The loan proceeds were used solely for sales and marketing expenses. As of June 30, 2013, $177,000 of principal and interest remained due and payable on the note.

Critical Accounting Policies

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of patent licenses and consulting services. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. In many instances, the Company is extending trade terms to customers who have agreed to acquire IP licenses as a result of settlement agreements. At the quarter ended June 30, 2013 and at fiscal year ended December 31, 2012, the Company deems all trade receivable amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

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

Index

Consulting services revenues consist primarily of advisory services to third party customers under contract for specific projects. Contracted projects that are fixed price are accounted for under the percentage-of-completion method of accounting. Revenue from contracted projects that are for provision of services is recognized at the time the service is provided. At June 30, 2013, there was $10,000 in unearned income related to consulting services engagements.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were incurred during the periods ended June 30, 2013 and December 31, 2012.

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

Effect of Recently Issued Accounting Pronouncements

In October 2012, the FASB issued Accounting Standards Update No. 2012-04, “Technical Corrections and Improvements” which makes technical corrections and improvements to a variety of topics in the Codification. The changes include source literature amendments, guidance clarification, reference corrections and relocated guidance. The ASU also includes amendments to the codification to reflect ASC 820’s fair value measurement and disclosure requirements. We have evaluated and adopted the pronouncement and do not expect it to have a material effect on our financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities.” The Boards initially proposed a joint model describing when it is appropriate to offset financial assets and liabilities on the balance sheet that would have been close to the more restrictive IFRS approach, but instead decided to focus on developing common disclosure requirements. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under US GAAP and IFRS related to the offsetting of financial instruments. The existing US GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The Company does not offset financial instruments and therefore does not expect the adoption of ASU 2011-11 to have a material effect on our financial statements. In January 2013, ASU 2013-013, “Balance Sheet (Topic 210), “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” was issued by the FASB. The ASU addresses offsetting derivative assets and liabilities and will affect comparative financial statements as disclosures will be applied retrospectively. The ASU is effective for fiscal years beginning on or after January 1, 2013 with no early adoption. We have evaluated and adopted the pronouncement and do not expect it to have a material effect on our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income”. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 deferring the effective date of ASU 2011-05. ASU 2022-05 amends the guidance in ASC 220 “Comprehensive Income” by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, effective for periods beginning after December 15, 2012. We have evaluated and adopted the pronouncement and do not not expect it to have a material effect on our financial statements.

Index

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
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

We are currently a party to 12 legal proceedings we initiated in the United States District Court Eastern District of Texas against 13 alleged infringers of our United States Patent #7,822,816. In each action, we claimed that each of defendants, directly or through intermediaries, made, has made, used, imported, provided, supplied, distributed, sold, and/or offered for sale products and/or systems that infringed one or more claims of United States Patent #7,822,816. We asked the Court for relief, including permanent injunctions, damages and costs we incurred because of the infringing activities, including interest and attorney fees. Any resulting litigation, however, will be subject to inherent uncertainties and the favorable outcome of any litigation is inestimable.

A summary of the legal proceedings initiated by the Company that are still outstanding and the status of legal proceedings that have been resolved since last reported is as follows:

(a) Lawsuit dismissed without prejudice
(b) Lawsuit dismissed with prejudice pursuant to a settlement agreement

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock issuances

During the quarter ended June 30, 2013, the Company issued 1,019,231 shares of compensation shares to a management executive in lieu of $26,500 cash compensation for services rendered during the first quarter of 2013 which had been recorded at a value of $1,019 in stock based compensation based upon individual’s tax elections. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACROSOLVE, INC.

Date: Aug 26, 2013	By:	/s/ JAMES C. MCGILL
James C. McGill
Chief Executive Officer (Principal Executive Officer)

Date: Aug 26, 2013	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)