Form 10-Q
period 2013-09-30
MACROSOLVE INC
filed 2013-11-01
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 1, 2013 there were 188,644,731 shares of the registrant’s common stock outstanding.

MACROSOLVE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MACROSOLVE, INC.

Interim Unaudited Financial Statements

For the Period Ended September 30, 2013

MACROSOLVE, INC.

BALANCE SHEETS
	Unaudited
For the Periods Ended:	9/30/2013	12/31/2012

ASSETS

CURRENT ASSETS:
Cash	$757,986	$659,204
Accounts receivable - trade	67,188	74,056
Prepaid expenses and other	97,919	519,330

Total current assets	923,093	1,252,590

PROPERTY AND EQUIPMENT, at cost:	4,237	21,651
Less - accumulated depreciation and amortization	(1,442)	(19,462)

Net property and equipment	2,795	2,189

OTHER ASSETS:
Investment in DecisionPoint Systems, Inc.	442,281	579,875
Investment in MEDL Mobile Holdings, Inc.	46,179	-
Investment in Endexx Corporation	10,010	-
Other assets	68,251	64,227

Total other assets	566,721	644,102

TOTAL ASSETS	$1,492,609	$1,898,881

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$90,000	$90,000
Accounts payable - trade and accrued liabilities	139,065	84,062
Unearned income	-	500,000

Total current liabilities	229,065	674,062

LONG-TERM DEBT, less current maturities
Note Payable - Shareholders	579,202	541,752
Oklahoma Technology Commercialization Center	57,500	125,000
Convertible debentures	150,000	150,000
Total long-term debt, less current maturities	786,702	816,752

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 500,000,000 shares;
issued and outstanding 188,644,731 and179,831,987 shares, at
September 30, 2013 and December 31, 2012, respectively	1,886,447	1,798,320
Additional paid-in capital	13,298,362	13,230,111
Accumulated other comprehensive income	(316,530)	(170,125)
Accumulated deficit	(14,391,437)	(14,450,239)

Total stockholders' equity	476,842	408,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,492,609	$1,898,881

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
For the Periods Ended September 30,	9/30/2013	9/30/2012	9/30/2013	9/30/2012

Net revenues	$161,246	$558,738	$1,129,597	$1,980,990

Cost of revenues	101,583	261,444	509,699	859,645

Gross profit	59,663	297,294	619,898	1,121,345

Selling, general and administrative expense	169,386	756,628	528,827	2,951,163

(Loss) Income from operations	(109,723)	(459,334)	91,071	(1,829,818)

OTHER INCOME (EXPENSE):
Interest income	1,637	25	5,857	53
Interest expense	(12,820)	(21,317)	(38,126)	(138,186)

Total other expense	(11,183)	(21,292)	(32,269)	(138,133)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(120,906)	(480,626)	58,802	(1,967,951)

DISCONTINUED OPERATIONS
Loss from operations of discontinued Illume Mobile operations	-	(197,387)	-	(197,387)

NET INCOME (LOSS)	(120,906)	(678,013)	58,802	(2,165,338)

OTHER COMPREHENSIVE INCOME, net of tax
Unrealized holding loss arising during the period	(220,008)	(107,072)	(146,405)	(107,072)

COMPREHENSIVE (LOSS)	$(340,914)	$(785,085)	$(87,603)	(2,272,410)

INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS:
Net income (loss)	$(120,906)	$(678,013)	$58,802	(2,165,338)

Income (loss) allocable to common stockholders	$(120,906)	$(678,013)	$58,802	(2,165,338)

Weighted average number of common shares outstanding	186,551,952	176,710,333	185,026,337	162,690,085

Basic and diluted net income (loss) from continuing operations per share	$(0.00)	$(0.00)	$0.00	$(0.01)

Basic and diluted net loss from discontinued operations per share	$0.00	$(0.00)	$0.00	$(0.00)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.01)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	9/30/2013		9/30/2012

OPERATING ACTIVITIES:
Net income (loss)		$58,802	$(2,165,338)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization		2,536	516,693
Loss on disposal of fixed assets		435	4,246
Stock based compensation		106,408	303,568
Changes in current assets and liabilities:
Decrease in accounts receivable - trade		6,868	102,944
Decrease in note receivable		-	135,577
Decrease in prepaid expenses and other		421,381	235,219
Increase (decrease) in accounts payable - trade and
accrued liabilities		41,473	(290,394)
Increase in accrued debenture interest		13,530	107,641
Increase in accrued shareholder loan interest		23,950	-
Increase accrued salary - note payable		13,500	-
(Decrease) increase in unearned income		(500,000)	5,571

Net cash provided by (used in) operating activities		188,883	(1,044,273)

INVESTING ACTIVITIES:
Cash received from sale of Illume Mobile		-	250,000
Investment in Endexx Corporation		(15,000)	-
Purchase of equipment		(1,467)	(8,580)
Software development costs		-	(233,390)
Patent costs		(6,134)	-

Net cash (used in) investing activities		(22,601)	8,030

FINANCING ACTIVITIES:
Net proceeds from debenture financing		-	500,000
Reduction of accrued debenture interest		-	(233,782)
Common stock issued for accrued debenture interest		-	216,330
Proceeds from shareholder loans, including accrued interest		-	790,621
Repayment of shareholder loans, including accrued interest		-	(115,247)
Proceeds from sale of common stock		-	250,000
Shareholder loans converted to debentures		-	(320,000)
Repayment of bank line of credit		-	(10,000)
Repayments of notes payable		(67,500)	-

Net cash (used in) provided by financing activities		(67,500)	1,077,922

NET INCREASE IN CASH		98,782	41,679

CASH, beginning of period		659,204	273,132

CASH, end of period		$757,986	$314,811

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the Nine Months ended September 30:
Interest		$-	$46,631
Income taxes		$-	$0
Noncash activities for the Nine Months ended September 30:
Stock issued for debenture interest	$		$216,330
Stock issued for MEDL investment		$50,000	$-
Stock received from DecisionPoint Systems for sale of
Illume Mobile assets, less unrealized market loss of $107,072		$-	$642,928

The accompanying notes are an integral part of these statements.

MacroSolve, Inc.
Notes to Interim Unaudited Financial Statements

For the Period Ended September 30, 2013

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

2.	INVESTMENT IN DECISIONPOINT SYSTEMS, INC.

As further described in the 2012 10K, on July 31, 2012, the Company sold the Illume Mobile assets and operations to DecisionPoint Systems, Inc. (DPSI) for $250,000 cash and 617,284 shares of DPSI stock valued at $1.215 per share or a total of $750,000. In accordance with ASU 2011-05, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. Due to the volatility and thin trading of DPSI shares, the Company has determined that the fair market value on the measurement date will be computed from the volume-weighted average trading price for the entire third quarter of 2013. The unrealized loss on the investment consists of the following:

	Number
DPSI stock	of Shares	September 30, 2013

Basis at December 31, 2012	617,284	$579,875

Basis at Report Date	617,284	$442,281
Unrealized market loss		$(137,594)

3.	INVESTMENT IN MEDL MOBILE HOLDINGS, INC.

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

In accordance with ASU 2011-05, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. Due to the volatility of MEDL shares, the Company has determined that the fair market value on the measurement date will be computed from the volume-weighted average trading price for the entire third quarter of 2013. The unrealized loss on the investment consists of the following:

	Number
MEDL stock	of Shares	September 30, 2013

Basis at acquisition-March 8, 2013	147,692	$50,000

Basis at Report Date	147,692	$46,179
Unrealized market loss		$(3,821)

4.	INVESTMENT IN ENDEXX CORPORATION

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

In accordance with ASU 2011-05, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. Due to the volatility of EDXC shares, the Company has determined that the fair market value on the measurement date will be computed from the daily volume-weighted average trading price for the entire third quarter of 2013. The unrealized loss on the investment consists of the following:

	Number
EDXC stock	of Shares	September 30, 2013

Basis at acquisition-June 13,2013	125,000	$15,000

Basis at Report Date	125,000	$10,010
Unrealized market loss		$(4,990)

5.	NOTE PAYABLE - SHAREHOLDERS

On September 30, 2013, the Company reclassified $13,500 deferred compensation to a note payable due to Kendall Carpenter as stipulated in her employment agreement. The note bears a 6% interest rate and is due by September 30, 2014. There was no unpaid accrued interest at September 30, 2013. For the first nine months of 2013, the Company accrued $23,950 interest on notes payable to shareholders.

6.	OKLAHOMA TECHNOLOGY COMMERCIALIZATION CENTER

The Company is repaying $7,500 per month, or $67,500 through the first nine months of 2013, on its refundable award from the State of Oklahoma Technology Business Finance Program.

7.	SHAREHOLDERS’ EQUITY

The Company issued a total of 8,812,744 common shares in the nine months ended September 30, 2013, described further as follows:

The Company issued a total of 386,048 shares of common stock to its two independent directors in October 2013 for their third quarter 2013 compensation valued at $4,000 per director. The same directors also received 423,280 shares of common stock in January 2013 for their fourth quarter 2012 compensation valued at $4,000 per director.

The Company issued 1,706,731 shares of common stock in October 2013 to a management employee in lieu of $35,500 cash compensation for services rendered in the third quarter of 2013. The Company issued 868,852 shares of compensation shares in July 2013 to a management executive in lieu of $26,500 cash compensation for services rendered during the second quarter of 2013. The Company issued 1,019,231 shares of common stock in April 2013 to a management employee in lieu of $26,500 cash compensation for services rendered in the first quarter of 2013. The Company issued 1,908,602 shares of common stock in January 2013 to a management employee which had been recorded at a value of $1,909 in stock based compensation based upon individual tax elections made by the recipient. The shares were awarded quarterly on a Restricted Stock Agreement which has a six month time lapse restriction and is subject to forfeiture upon voluntary termination of employment.

As described in Footnote #3, the Company issued 2,500,000 shares of restricted common stock on March 8, 2013 to MEDL Mobile Holdings, Inc. valued at $50,000.

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

Since March 2011, we have been protecting our intellectual property rights against entities we have identified as potentially infringing our rights. In October 2010, we received U.S. patent #7,822,816, which addresses mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer. To date, complaints have been filed against 101 defendants and we are continuously identifying potential infringers with numerous potential infringers identified as of the date of this report. Out of these lawsuits, we have received 60 settlements in the form of non-exclusive, perpetual paid-up licenses for licensed products or for royalties based on a percentage of revenue.

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

The Company finalized an agreement on June 12, 2013 with RIJO Investment Group, a private company based in Los Angeles, California, to provide its virtual management team to assist RIJO with coordinating business planning, investor interests, content expertise and third party technology partners for a venture that uniquely optimizes historical content, GPS and social media. This is initially a two month project during the proof of concept phase and does not include patent advisory services or stock for services. The parties are working together towards a project extension to cover the initial funding and build out phase.

On March 12, 2013, the Company finalized an agreement with MEDL Mobile Holdings, Inc. (“MEDL”), a company involved in the creation, development, marketing and monetization of mobile apps. MEDL has the right to extend its license to the Company’s ‘816 patent to its app development clients on a ‘per install’ basis. The Company will receive a percentage of the passive revenues, which are subject to MEDL achieving minimum performance goals starting in the third quarter of 2013. As a part of the agreement, each company received $50,000 worth of the other’s stock with the price per share determined by the volume weighted average price for each stock for the last twenty trading days prior to execution of the agreement. The Company received 147,692 shares of MEDL stock priced at $0.34 per share and MEDL received 2,500,000 shares of the Company’s stock priced at $0.02 per share. As of September 30, 2013, MEDL did not meet its minimum performance goals and loss certain exclusivity conditions; however, the parties are working together to facilitate MEDL’s licensing strategy to its app development clients.

As previously reported, the Company sold substantially all of the assets relating to its Illume Mobile business on July 31, 2012.  Accordingly, all operating results disclosed in this quarterly report only include the results from continuing operations, and exclude the results for the Illume Mobile business, which are presented as discontinued operations.

Results of Operations

Quarter Ended September 30, 2013 compared to Quarter Ended September 30, 2012 (all references are to the Quarter Ended September 30)

Net Revenues:  Net revenues decreased $398,000 or 71%, to $161,000 in the quarter ended September 30, 2013 from $559,000 for the same period in 2012.   Sources of revenue were derived primarily from our IP licensing activities, which are subject to fluctuation due to the nature of legal proceedings. As anticipated, the legal proceedings against Defendants GEICO Insurance Agency, GEICO Casualty Company, Governmental Employees Insurance Company and Newegg, Inc., including the September 26, 2013 Markman Hearing which was held in the Eastern District of Texas, impacted the number of IP licenses issued pursuant to settlements in the third quarter. The Company is still awaiting the outcome of the hearing, which will be announced at the Court’s discretion. The decision of the hearing and/or the period of time the Company needs to wait for the decision may impact the operating results in the fourth quarter for 2013. The Company began offering consulting services late in the fourth quarter of 2012. Recognized consulting revenues were less than 1% of the total third quarter 2013 revenues as the Company continues to build its services offerings and prospects list of small or early-stage mobile app companies. To date, consulting engagements have primarily consisted of short term, initial engagements scoped to assist clients with high level business plans for investor presentations.  The Company expects to offer consulting and patent advisory services to its current customers who are successful in their fundraising efforts, with more significant consulting revenues expected next year during customers’ implementation stages.

Cost of Revenues and Gross Profit:  Cost of revenues for the quarter ended September 30, 2013 decreased $159,000, or 61%, from $261,000 for the quarter ended September 30, 2012 to $102,000 in 2013. Costs include contingent legal fees, which decreased $167,000 over the prior period in relation to the decrease in revenues, and other costs associated with enforcing our intellectual property, which increased $8,000 over the prior period. The resulting gross profit for the quarter ended September 30, 2013 of $59,000 was lower by $239,000, or 80%, than the gross profit for the quarter ended September, 2012 of $298,000.  Gross profit margins were 37% and 53% for the third quarters of 2013 and 2012, respectively.

Operating Expenses:  Operating expenses primarily consist of selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $588,000 or 78%, to $169,000 in the quarter ended September 30, 2013 from $757,000 for the same period in 2012.  One reason for this decrease was lower financial advisory services, which decreased $176,000 as the result of payments, both in cash and in stock, for investor relations in 2012 that were not incurred in 2013. Furthermore, as a result of the July 2012 sale of the Illume Mobile division, the Company recognized $294,000 in amortization expense and $136,000 in bad debt expense in the third quarter of 2012 and was reimbursed $16,000 in transition services, which offset third quarter 2012 operating expenses.

Loss from Operations:  Loss from operations for the quarter ended September 30, 2013 of ($110,000) was a decrease of $349,000, or 76%, from the loss from operations in 2012 of ($459,000), primarily due to a $588,000 decrease in selling, general and administrative expenses described above and offset by a $239,000 decrease in gross profit.

Other Income and Expense:  Total other expenses of $11,000 in the third quarter of 2013 decreased $10,000, or 48%, over the total of $21,000 in 2012.  This decrease is due to a $8,000 decrease in interest expense incurred in 2012 associated with debentures that were converted to stock in 2012 and a $2,000 increase in interest income received on interest bearing bank accounts and from late charges paid by a licensee on prior period royalties.

Net Loss: Net loss of ($121,000) as of September 30, 2013 decreased $359,000, or 75%, from the net loss for the same quarter in 2012 of ($480,000), primarily as a result of the factors described above.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012 (all references are to the Nine Months Ended June 30)

Net Revenues:  Net revenues decreased $851,000 or 43%, to $1,130,000 in the nine months ended September 30, 2013 from $1,981,000 for the same period in 2012. Prior to the sale of Illume Mobile in July 2012, the Company recognized $516,000 in revenues associated with those operations. IP licensing revenues decreased $362,000 to $1,102,000 from $1,464,000 in the first nine months of 2013, which resulted from decreased IP licensing activities in the third quarter of 2013 as discussed above for results of operations for the three months ended. IP licensing activities are subject to fluctuation due to the nature of legal proceedings. As previously disclosed, the September 26, 2013 Markman Hearing which was held in the Eastern District of Texas, impacted the number of IP licenses issued pursuant to settlements in the third quarter. The Company is still awaiting the outcome of the hearing, which will be announced at the Court’s discretion. The decision of the hearing and/or the period of time the Company needs to wait for the decision may impact the operating results for the fiscal year ending 2013. The Company anticipates revenues will be sufficient to meet operating costs and has ample cash reserves to fund its scaled-back operations. The Company began offering consulting services late in the fourth quarter of 2012 and has recognized consulting revenues of $27,000 through the third quarter of 2013 and continues to grow its pipeline of consulting opportunities. The Company expects to offer consulting and patent advisory services to its current customers who are successful in their fundraising efforts, with more significant consulting revenues expected next year during customers’ implementation stages.

Cost of Revenues and Gross Profit:  Cost of revenues for the nine months ended September 30, 2013 decreased $350,000, or 41%, from $860,000 for the nine months ended September 30, 2012 to $510,000 in 2013. Costs include contingent legal fees, which decreased $139,000 over the prior nine month period in relation to the decrease in revenues, and other costs associated with enforcing our intellectual property, which increased $28,000 over the prior nine month period. The resulting gross profit for the nine months ended September 30, 2013 of $620,000 was lower by $501,000, or 45%, than the gross profit for the nine months ended June 30, 2012 of $1,121,000. Gross profit margins were 55% and 57% for the first nine months of 2013 and 2012, respectively.

Operating Expenses:  Operating expenses primarily consist of selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $2,422,000 or 82%, to $529,000 in the nine months ended September 30, 2013 from $2,951,000 for the same period in 2012. General and administrative expenses decreased by $1,329,000 or 71% from $1,857,000 in the first nine months of 2012 to $528,000 in 2013. The primary reason for this decrease was lower financial advisory services, which decreased $500,000 as the result of payments, both in cash and in stock, for investor relations in 2012 that were not incurred in 2013. Additionally, due to the 2012 sale of Illume Mobile, there was a $488,000 decrease is depreciation and amortization expense, a $136,000 decrease in bad debt expense, a $126,000 decrease in occupancy costs and a $57,000 decrease in legal and accounting costs.

Income from Operations:  Income from operations for the nine months ended September 30, 2013 of $91,000 was up $1,921,000, or 105%, from the loss from operations for the nine months ended September 30, 2012 of ($1,830,000), primarily due to a $2,422,000 decrease in selling, general and administrative expenses described above and offset by $501,000 decrease in gross profit.

Other Income and Expense:  Total other expenses of $32,000 in the first nine months of 2013 decreased $106,000, or 72%, over the total of $138,000 in the first nine months of 2012.  This decrease is primarily due to a $100,000 decrease in interest expense incurred in 2012 associated with debentures that were converted to stock in 2012 and a $6,000 increase in interest income received on interest bearing bank accounts and from late charges paid by a licensee on prior period royalties.

Net Income: Net income of $59,000 for the nine months ended September 30, 2013 was up $2,026,000, or 103%, from the net loss for the period in 2012 of ($1,968,000), primarily as a result of the factors described above.

Liquidity and Capital Resources

As of September 30, 2013, the Company had total current assets of $923,093 and total current liabilities of $229,065 resulting in working capital of $694,028. As of September 30, 2013, the Company had cash and cash equivalents of $757,986 and an accumulated deficit of $14,391,437 since operations commenced in 1997.

Although there was a net loss in 2012, the Company's independent registered public accounting firm's audit report for the year ended December 31, 2012 did not contain a qualified opinion or an explanatory paragraph regarding the Company's ability to continue as a going concern as it had in prior years.  As discussed above, the Company experienced a $(121,000) net loss in the third quarter of 2013 and net income of $59,000 for the nine months ended September 30, 2013 with fourth quarter 2013 results likely to be impacted by fluctuations in the various legal proceedings and slower growth of consulting and patent services revenues.  The Company demonstrated profitability after the divestiture of Illume Mobile, improved its financial ratios, and management’s plan does not contemplate the need for future debt or equity raises.  The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to create and market innovative products and services and sustain adequate working capital to finance its operations.

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

The 2011 Class A Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class A Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class A Debenture investment. Any 2011 Class A Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of September 30, 2013, there was $100,000 principal amount of 2011 Class A Debentures outstanding that were convertible into approximately 1,587,302 shares of common stock.

The 2011 Class A Debenture investors also received common stock purchase warrants, designated by the Company as Class A Warrants, which expire on December 31, 2016.  As of September 30, 2013, there were Class A Warrants outstanding to purchase an aggregate of 18,475,827 shares of common stock at exercise prices ranging between $0.063 and $0.109.

The 2011 Class B Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class B Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class B Debenture investment, however the conversion price shall not be less than ten cents per share at any time and the conversion price shall not be more than ten cents per share for investments made prior to October 1, 2011. Any 2011 Class B Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of September 30, 2013, there were $50,000 principal amount of 2011 Class B Debentures outstanding that were convertible into approximately 1,000,000 shares of common stock.

The investors in 2011 Class B Debentures also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2016.  As of September 30, 2013, there were Class B Warrants outstanding to purchase an aggregate of 8,961,614 shares of common stock at exercise prices of $0.10.

Other

In May and June 2012, four directors loaned the Company a total of $449,300 for working capital. In July 2012, three directors loaned a total of $50,000 for working capital. The notes were secured by the unencumbered 75% of patent settlement license fees secondary to the security interest of a financial institution and provided for accrued interest at 12% payable on maturity at September 30, 2012. The total accrued interest on shareholder loans which matured September 30, 2012 was $25,381. Two directors were owed $9,000 for guaranteeing the advancing term loans in 2011 and 2012. The total amount due to the four directors of $533,681, including accrued interest and loan guarantees, was rolled over into new notes dated September 30, 2012. The new notes are secured by the unencumbered 75% of patent settlement license fees and provide for accrued interest at 6% payable on maturity at January 1, 2015. The accrued interest at September 30, 2013 is $32,021.

To lower its required cash expenditures for the quarter ended September 30, 2013, the Company issued 868,852 shares of common stock to management for compensation for services rendered in the second quarter of 2013.  As a result of lower revenues in the quarter ended September 30, 2013, CEO James McGill’s monthly salary was reduced to $1,000 per month effective July 1, 2013 and each of the two directors agreed to receive their $4,000 quarterly compensation in common stock. The Company issued a total of 1,706,731 shares of common stock to management and a total of 386,048 shares of common stock to directors in October 2013 for compensation incurred during the quarter ended September 30, 2013.

Sources and Uses of Cash

	Nine Months ended September 30,
(In thousands)	2013	2012
Cash flow data:
Net cash provided by (used in) operating activities	$189	$(1,044)
Net cash (used in) provided by investing activities	(23)	8
Net cash (used in) provided by financing activities	(67)	1,078
Net increase in cash and cash equivalents	99	42
Cash and cash equivalents, beginning of period	659	273
Cash and cash equivalents, end of period	$758	$315

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $189,000, an increase of $1,233,000 from the $1,044,000 cash used in operating activities in the first nine months of 2012. Net income of $59,000 for the first nine months of 2013 contributed $2,224,000 more to operating activities than the first nine months of 2012, which had a ($2,165,000) net loss. Depreciation and amortization expense decreased by $514,000 to $2,500 in the first nine months of 2013 compared to $517,000 in the first nine months of 2012, primarily due to the divestiture of Illume Mobile and its assets. The value of stock issued for services in the first nine months of 2013 was $106,000, a $197,000 decrease compared to $303,000 in the first nine months of 2012. Prepaid expenses and other assets decreased by $186,000 in the first nine months of 2013 and unearned income decreased by $506,000 primarily due to the $500,000 write off of the potential earn out from the sale of Illume Mobile in 2012. The Company reclassified $13,500 of accrued compensation liability to an officer to a note payable on September 30, 2013.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2013 was $23,000, a decrease of $31,000 from the $8,000 cash used in investing activities during the same period in 2012.  The decrease was primarily due to the $233,000 in software development costs expended in 2012, offset by the $250,000 cash received from the sale of Illume Mobile and $15,000 stock received from Endexx Corporation in exchange for services.

Financing Activities

Net cash used by financing activities for the nine months ended September 30, 2013 was $67,000 compared with $1,078,000 provided by financing activities for the same period in 2012, a decrease of $1,145,000. In the first nine months of 2012, the Company raised approximately $1,088,000 in debenture financing, net shareholder loans and sale of stock to accredited investors, whereas no new financing occurred in 2013. The Company repaid $10,000 on a bank line of credit in the first nine months of 2013 and the subsequently retired the credit facility. The Company is repaying $7,500 per month, or $67,500 through the first nine months of 2013, on its refundable award from the State of Oklahoma Technology Business Finance Program. The unsecured $150,000 note, which originated in 2003, was to be repaid in five years at two times the amount of the award or less if paid earlier.  Interest was imputed at 14.27% and the full $300,000 became payable in September 2007. Monthly payments were suspended in October 2008 and resumed in October 2012 in the amount of $7,500 per month. The loan proceeds were used solely for sales and marketing expenses.  As of September 30, 2013, $147,500 of principal and interest remained due and payable on the note.

Critical Accounting Policies

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of patent licenses and consulting services.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  In many instances, the Company is extending trade terms to customers who have agreed to acquire IP licenses as a result of settlement agreements. At the quarter ended September 30, 2013 and at fiscal year ended December 31, 2012, the Company deems all trade receivable amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

Property and Equipment:

Property and equipment are recorded at cost.  Depreciation is computed using straight-line methods applied to individual property items based on estimated useful lives.

Revenue Recognition and Unearned Income:

Revenues from intellectual property licenses are recognized upon receipt. When intellectual property licenses are received under a contingent fee agreement with the law firm of Antonelli, Harrington & Thompson LLP, and the applicable contingent legal expense is recorded as a cost of sale. The $500,000 in unearned income at December 31, 2012 consisted of the total potential earn-out payment from DecisionPoint Systems from the sale of Illume Mobile assets. The Company reversed the $500,000 income accrual as of March 31, 2013 due to uncertainty that the earn-out payment would be achieved. During the quarter ended September 30, 2013, DecisionPoint Systems reported that the earn-out payment was not achieved.

Consulting services revenues consist primarily of advisory services to third party customers under contract for specific projects. Contracted projects that are fixed price are accounted for under the percentage-of-completion method of accounting. Revenue from contracted projects that are for provision of services is recognized at the time the service is provided.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended September 30, 2013 and December 31, 2012.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently a party to 21 legal proceedings we initiated in the United States District Court Eastern District of Texas against 22 alleged infringers of our United States Patent #7,822,816. In each action, we claimed that each of defendants, directly or through intermediaries, made, has made, used, imported, provided, supplied, distributed, sold, and/or offered for sale products and/or systems that infringed one or more claims of United States Patent #7,822,816. We asked the Court for relief, including permanent injunctions, damages and costs we incurred because of the infringing activities, including interest and attorney fees. Any resulting litigation, however, will be subject to inherent uncertainties and the favorable outcome of any litigation is inestimable.

A summary of the legal proceedings initiated by the Company that are still outstanding and the status of legal proceedings that have been resolved since last reported is as follows:

Filing Date	Defendant	Case Number	Status	Date of Disposition (if any)
21-Dec-11	American Airlines, Inc.	6:11-CV-685	Open	N/A
30-Jan-12	Newegg Inc.	6:12-CV-46	Open	N/A
17-Feb-12	GEICO Casualty Company and Government Employees Insurance Company	6:12-CV-74	Open	N/A
17-Feb-12	GEICO Insurance Agency, Inc.	6:12-CV-74	Open	N/A
4-Dec-12	Sears Holdings Management Corporation et al	6:12-CV-916	(b)	9/25/2013
21-Dec-12	SkyMall, Inc.	6:12-CV-977	(b)	9/11/2013
25-Feb-13	Costco Wholesale Corporation	6:13-CV-198	Open	N/A
25-Feb-13	GameStop Corp, et al	6:13-CV-200	Open	N/A
25-Feb-13	Gilt Groupe Holdings, Inc. et al	6:13-CV-201	Open	N/A
25-Feb-13	Kohl's Department Stores, Inc. et al	6:13-CV-202	Open	N/A
26-Feb-13	Nordstrom, Inc. et al	6:13-CV-204	Open	N/A
26-Feb-13	Pandora Media, Inc.	6:13-CV-205	Open	N/A
26-Feb-13	Staples, Inc. et al	6:13-CV-207	Open	N/A
12-Sep-13	Box, Inc.	6:13-CV-665	Open	N/A
12-Sep-13	Carlson Hotels, Inc., et al	6:13-CV-666	Open	N/A
12-Sep-13	Chipotle Mexican Grill, Inc. et al	6:13-CV-667	Open	N/A
12-Sep-13	Comcast Corporation et al	6:13-CV-668	Open	N/A
12-Sep-13	Discover Financial Services, Inc. et al	6:13-CV-669	Open	N/A
12-Sep-13	Dropbox, Inc.	6:13-CV-670	Open	N/A
12-Sep-13	Five Guys Enterprises, LLC et al	6:13-CV-671	Open	N/A
12-Sep-13	Home Box Office, Inc.	6:13-CV-672	Open	N/A
12-Sep-13	MediaFire, LLC	6:13-CV-673	Open	N/A
12-Sep-13	Meetup, Inc.	6:13-CV-674	Open	N/A
12-Sep-13	Wyndham Hotel Group, LLC et al	6:13-CV-675	Open	N/A

(a) Lawsuit dismissed without prejudice.
(b) Lawsuit dismissed with prejudice pursuant to a settlement agreement.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock issuances

During the quarter ended September 30, 2013, the Company issued 868,852 shares of compensation shares to a management executive in lieu of $26,500 cash compensation for services rendered during the second quarter of 2013 which had been recorded at a value of $26,500 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction and are subject to forfeiture upon voluntary termination of employment.

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

______________________
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

MACROSOLVE, INC.

Date: November 1, 2013	By:	/s/ JAMES C. MCGILL
James C. McGill
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2013	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)