Form 10-K
period 2013-12-31
MACROSOLVE INC
filed 2014-03-28
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

Commission File No. 333-150332

MACROSOLVE, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1518725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9521-B Riverside Parkway, #134 Tulsa, Oklahoma	74137 (918) 932-2000
(Address of principal executive office)	(Zip Code) (Registrant’s telephone number, including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 28, 2013, based on the closing sales price of the Common Stock as quoted on the OTC Markets was $3,588,179. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 24, 2014, there were 190,764,559 shares of registrant’s common stock outstanding.

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

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as mobile solutions for businesses. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	competition in the market for mobile computing products and services;
•	our ability to develop brand awareness and industry reputation;
•	our ability to adapt to rapid evolution in technology and industry standards;
•	our ability to attract and retain management and skilled personnel;
•	our growth and marketing strategies;
•	anticipated trends in our business;
•	our future results of operations;
•	our lack of profitable operations in recent periods;
•	market conditions in the mobile solutions for business industry;
•	the impact of government regulation;
•	emerging viable and sustainable markets for wireless and mobile computing services;
•	significant errors or security flaws in our products and services;
•	insufficient protection for our intellectual property;
•	Our ability to enforce our intellectual property, including a favorable resolution of the recent decision of the USPTO to reject the claims of our ‘816 patent;
•	claims of infringement on third party intellectual property;
•	our financial position, business strategy and other plans and objectives for future operations;
•	economic conditions in the U.S. and worldwide; and
•	the ability of our management team to execute its plans to meet its goals

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

PART I

Item 1.  Business

Organization

MacroSolve, Inc. (“MacroSolve,” “we,” “us,” or the “Company”) is an Oklahoma corporation formed on January 17, 1997, under the laws of the State of Oklahoma.  Following the sale of Illume Mobile division on July 31, 2012, we have focused on intellectual property licensing and enforcement of our patent in the mobile app market development space.  We also offer consulting services related to mobile app development, marketing and financing of mobile app businesses. Our principal executive offices are located at 9521-B Riverside Parkway, #134, Tulsa, Oklahoma 74137.

MacroSolve has historically been a mobile applications development company, focused on enterprise applications, and has been an entrepreneurial force for over sixteen years. Our legacy customers, technology and development teams were profitably sold to DecisionPoint Systems for cash and equity in July 2012.  In the third quarter of 2012, the Company retained key executives and BOD members in order to take advantage of a new strategy, which uses the Company’s position as an experienced business advisory team for mobile app developers, fortified by intellectual property, which we believe can create substantial passive revenues and equity holdings.  DecisionPoint Systems was the first client in the portfolio we are creating under our new strategy. We hope to develop strategic relationships with large mobile app marketing and development companies in order to grow our portfolio.

Starting in March 2011, we began protecting our intellectual property rights against entities we identified as infringing our patent claims. This process was halted in March 2014 as a result of the USPTO Office Action, discussed below.  In October 2010, we received U.S. patent #7,822,816, which we refer to as the ‘816 patent, which covers certain mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer. Complaints were filed against 101 defendants.  Out of these lawsuits, we received 68 settlements in the form of non-exclusive, perpetual paid-up licenses for licensed products or royalties based on a percentage of revenue.  Our objective in these enforcement actions was not to monopolize or prevent other companies from competing; it was to get a return on our investment in the intellectual property.

Currently, the Company has a web presence at ‘www.macrosolve.com’ and maintains multiple social media profiles.

Recent Developments

On March 7, 2014, the United States Patent and Trademark Office (“USPTO”) sent the Company an office action related to an ex parte reexamination of the ‘816 patent, which rejected all the claims in the patent (the “USPTO Office Action”). The Company has two months to file a request for the patent examiners to reconsider the USPTO Office Action.  In the event the examiners do not rescind the USPTO Office Action, the Company would have the option to file an appeal with the Patent Appeals Board. That process can be costly and take an indeterminate amount of time. As a result of the USPTO Office Action, the Company has withdrawn all outstanding litigation relating to the ‘816 patent without prejudice, which will allow it to refile such pending suits if the USPTO Office Action is rescinded or the Company’s rights under the ‘816 patent are restored. The Company will be unable to pursue any new lawsuits relating to the ‘816 patent until the USPTO Office Action is resolved.  The inability to pursue claims pursuant to its ‘816 patent until the USPTO Office Action is resolved will negatively impact the Company’s primary source of revenue.  Since the sale of Illume Mobile in July 2012, revenue from IP licensing has accounted for over 97% of the Company’s revenue. The Company is presently conferring with its legal counsel and evaluating its options with regard to the recent USPTO Office Action.

On August 5, 2013, the Company finalized an agreement with Dri-Eaz Products, Inc. for patent advisory services related to their launch of Dri-Plan, an iPad app dedicated to simplifying and automating job site documentation for restorers. As a part of those services, Dri-Eaz received a limited license to the ‘816’ patent in exchange for a royalty on the gross revenues received for the sale of licensed products. The app was marketed on a very limited release basis beginning late in 2013, resulting in minimal revenue to the Company in 2013.

The Company finalized an agreement on June 5, 2013 with Endexx Corporation (EDXC), a micro-cap company which collaborates with independent software developers, scientists, engineers and other companies to build businesses that can thrive collectively in the equity markets. During the six month engagement, the Company provided its virtual management team to assist Endexx with coordinating business planning, investor interests and intellectual property for a mobile app venture that uniquely addresses advertising market analytics. The Company also provided patent advisory services to Endexx. As part of those services, Endexx received a variable limited ‘816’ license during the course of the business advisory engagement while its app is in development with the agreement that a permanent license will be negotiated upon the app’s completion, estimated to be late in 2014. Endexx issued 125,000 shares of its restricted stock valued at $15,000 to the Company with the balance of $15,000 currently due.

The Company finalized an agreement on June 12, 2013 with RIJO Investment Group, a private company based in Los Angeles, California, to provide its virtual management team to assist RIJO with coordinating business planning, investor interests, content expertise and third party technology partners for a venture that uniquely optimizes historical content, GPS and social media. This was initially a two month project during the proof of concept phase and does not include patent advisory services or stock for services. The parties are working together towards a project extension to cover the initial funding and build out phase. Because of the size of the project and variety of potential funding sources, the next phases are expected to stretch into late 2014.

On March 12, 2013, the Company finalized an agreement with MEDL Mobile Holdings, Inc. (“MEDL”), a company involved in the creation, development, marketing and monetization of mobile apps. MEDL has the right to extend its license to the Company’s ‘816 patent to its app development clients on a ‘per install’ basis. The Company will receive a percentage of the passive revenues, which are subject to MEDL achieving minimum performance goals. As a part of the agreement, each Company received $50,000 worth of the other’s stock with the price per share determined by the Volume Weighted Average Price (“VWAP”) for each stock for the last twenty trading days prior to execution of the agreement. The Company received 147,692 shares of MEDL stock priced at $0.39 per share and MEDL received 2,500,000 shares of the Company’s stock priced at $0.02 per share. The shares were recorded at fair value on March 8, 2013 of $58,338. MEDL has not meet its minimum performance goals and has lost certain exclusivity conditions; however, the parties are working together to facilitate MEDL’s licensing strategy to its app development clients.

As previously reported, the Company sold substantially all of the assets relating to its Illume Mobile business on July 31, 2012 to DecisionPoint Systems, Inc.  Accordingly, all operating results disclosed in this annual report only include the results from continuing operations, and exclude the results for the Illume Mobile business, which are presented as discontinued operations.

Overview

Market Opportunities

The mobile technology market is very large and research indicates that it will continue to expand.  As mobile applications supply and demand grow, so does our target market for consulting and patent licensing clients.

The mobile technology market is being driven by the value that mobile applications are providing to end users, their mobile devices and wireless networks.  According to CNET and Flurry research, app usage surged 115% in 2013, with over 1 trillion app sessions created by consumers.  TopApps predicts that 76 billion apps will be downloaded in 2014. There are an estimated 1 million apps available on app stores.  According to TechCrunch, Apple’s store generated over $10B in 2013 revenues.  Since the Apple store opened, $15B in revenue share payouts has been made to app developers.  TechCrunch also reported that in 2013, angel investments reached a new high, with investors crossing the billion-dollar threshold, committing $1.1 billion to entrepreneurs launching new tech companies. Venture capital markets have invested highly in the industry.  According to Entrepreneur magazine, venture capital invested approximately $6.2 billion in U.S. companies involved in software related ventures.

Global smartphone penetration continues to grow according to research firm IDC, which believes shipment volumes will grow at a compound annual growth rate of 16.0% before reaching a total of 1.5 billion units shipped in 2017.

Worldwide combined shipments of computing devices (PCs, tablets and mobile phones) were projected to reach 2.32 billion units in 2013, a 4.5% increase from 2012, according to Gartner, Inc. The market is being driven by a shift to lower-priced devices in nearly all device categories. Worldwide shipments of traditional PCs (desk-based and notebook) were forecast to total 303 million units in 2013, an 11.2% decline from 2012, and the PC market, including ultramobiles, was forecast to decline 8.4% in 2013. Tablet shipments are expected to grow 53.4 percent this year, with shipments reaching 184 million units.

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

Growth Strategies

There are four foundational areas of concentration in the Company’s growth strategy:

•
Identify and support mobile app ventures with advisory services and patent protection, building a portfolio of market leading solutions which generate near term revenue and substantial earnings at liquidity for the Company;

•	Generate high margin potential, passive revenue by extending affordable patent protection to small and medium sized app developers through partnerships;
•	Subject to favorable resolution of the USPTO Office Action, continue enforcing current intellectual property; and
•	Subject to favorable resolution of the USPTO Office Action, increase intellectual property portfolio via continuation filings.

Consulting Services

Our consulting services are focused on clients who have needs to begin or grow a mobile app business.  We are advisors to the app entrepreneur on all aspects of starting and or expanding the venture. We do not engage in app development or app marketing but rely on partners in those industries for client referrals.

The consulting services that are offered include, but are not limited to:

•	Visioning and Concepting – Exploring an app idea, its problem to solve and potential business models;

•	Competitive Analysis – Thorough examination of the market place and funding sources growing the competition;

•	Technology Evaluation – Discovery of best practices and platforms for mobile and web development;

•	Customer Economics Modeling – Quantification of initial and long term costs to acquire and grow customer segments;

•	Go-to-Market Strategy – Sales, marketing, channel, business and strategic partnership options review;

•	Financial Planning – Assumption modeling and creation of balance sheet, income and cash flow statements;

•	Funding Presentation and Coaching – Creation of PowerPoint and other communications materials in preparation for investor meetings;

•	Intellectual Property Advisory – Analysis of IP and options to protect and grow;

•	Management Team Evaluation and Augmentation – Review of strengths of management team along with growth plans. Virtual executive management team recommendations for interim periods;

•	Digital and Social Marketing – Pre-launch and post-launch messaging and communications channel management; and

•	Strategic Business Development – Focus on closing very large deals with strategic partners and/or clients which significantly enhance cash flow.

Competition

Almost all of the Company’s revenues has come from patent license fees. By definition, a patent provides the owner the right to exclude others from making, using, selling offering for sale, or importing the patented invention for the term of the patent. Assuming a favorable resolution of the USPTO Office Action, our objective in enforcing our patent is not to monopolize or prevent other companies from competing; it is to get a return on our investment in the intellectual property.

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

The competitors in the SMB target market include technology companies and mobile marketing companies. Applico, Silicus, 1MobileSolution, Diaspark are some of the companies whose services are fundamentally centered on application design, technology integration and developers who create and manage the solution. Brandignity, Appulat, Fiksu, AppTap and Flurry are companies with core competencies in marketing and branding applications and can indirectly compete with us. In many cases, these competitors’ business models compliment ours and have the potential to be business development partners. This is the case with Fiksu, a company which has established a mutual client referral agreement with us.

Customers and Suppliers

Illume Mobile’s customers were transitioned to DecisionPoint Systems, Inc. after the July 31, 2012 transaction. MacroSolve current customers consist of licensees who hold non-exclusive, perpetual paid-up licenses for licensed products, which are non-recurring revenues and consulting customers, which represented less than 3% of 2013 revenues as the Company continues to build its services offerings and prospects list of small or early-stage mobile app companies. The Company received payment in full on all perpetual paid-up licenses issued pursuant to settlement agreements; therefore, there is no commercial effect to the Company as a result of the recent USPTO Office Action for those licenses. However, regarding those clients who received patent advisory services and pay royalties based on agreements that are dependent upon the ‘816 patent, the failure to have the Office Action resolved in the Company’s favor could have an adverse impact on those royalty agreements. We do not rely on any single supplier.

Intellectual Property

The Company reviews each of its intellectual properties and makes a determination as to the best means to protect such property, by trademark, by copyright, by patent, by trade secret, or otherwise. The Corporation believes that it has taken appropriate steps to protect its intellectual properties, depending on its evaluation of the factors unique to each such property, but cannot guarantee that this is the case. The USPTO has issued U.S. Patent No. 7,822,816 to our company. The patent covers certain mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer. On March 7, 2014, the USPTO sent the Company the USPTO Office Action relating to the ‘816 patent, which rejected all the claims in the ‘816 patent.  The Company is presently evaluating its options in appealing that decision.  If we are successful in overturning the USPTO Office Action, we will continue to pursue the monetization this patent and our other IP assets.

In September 2011, the Company filed a continuation of U.S. Patent No. 7,822,816 which is assigned number 12/910,706; the Company is currently considering its options as related to this continuation.

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

Employees

The Company has three full-time employees that comprise its executive management and accounting team. We have no labor union contracts and believe relations with our employees are satisfactory.

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

Risks Relating to Our Business and Industry

We recently received notice that the USPTO rejected the claims in our ‘816 patent, which has been our primary source of revenue.  If we are not successful in appealing the USPTO Office Action, it would have a material adverse effect on our business.

On March 7, 2014, the USPTO sent us the USPTO Office Action relating to the ‘816 patent, which rejected all the claims in the ‘816 patent. We have two months to file a request for the patent examiners to reconsider the USPTO Office Action.  In the event the examiners do not rescind the USPTO Office Action, we would have the option to file an appeal with the Patent Appeals Board. That process can be costly and take an indeterminate amount of time. The inability to pursue claims pursuant to its ‘816 patent until the USPTO Office Action is resolved will negatively impact our primary source of revenue.  Since the sale of Illume Mobile in July 2012, revenue from IP licensing has accounted for over 97% of our revenue. We are presently conferring with our legal counsel and evaluating our options with regard to the USPTO Office Action.  If we are unable to reverse the USPTO Office Action, it would have a material impact on our business and we would need to find new sources of revenue.  There are no assurances that we will be successful in reversing the USPTO Office Action in a timely manner, if at all.

We are currently unable to monetize our ‘816 patent due to the USPTO Office Action.

In October 2010, we received Patent #7,822,816, which covers certain mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer. Efforts to monetize the ‘816 patent were initiated in March 2011 and the efforts continued through March 2014.  During 2013, over $1.4 million in licensing revenues were generated as a result of the ‘816 patent, representing approximately 97% of our revenues. Until the USPTO Office Action is resolved, we are not able to continue to enforce and monetize this patent.  We continue to make progress on our consulting business not directly related to patent licensing, however, the likelihood of it generating near term revenues sufficient to fund current operations is remote.

As a result of the USPTO Office Action, we may need to obtain additional funding.  If we are unable to obtain additional funding when needed, our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

At December 31, 2013, we had total current assets of $777,596 and total current liabilities of $316,172 for working capital of $461,424.  While we currently believe we have sufficient capital to continue our operations for the next 12 months, we may incur significant expenses if we chose to appeal the USPTO Office Action.   If we appeal, we could deplete our cash and working capital more rapidly than expected, which could require additional funds to sustain our appeal of the USPTO Office Action and our operations. We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all, if needed. The inability to obtain additional capital when needed will restrict our ability to appeal the USPTO Office Action and may reduce our ability to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $240,684 and $8,258,937 for the years ended December 31, 2013 and 2012, respectively.  The loss in 2012 included $5,875,562 in non-cash expenses related to derivatives. In addition, at December 31, 2013, we had an accumulated deficit of $21,173,815. Since our inception, we have experienced negative cash flow from operations; however, since divesting of Illume Mobile, we have been operationally cash flow positive. We cannot assure you that we can achieve profitability or sustain cash flow positive operations on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Insufficient protection for our intellectual property rights may have a material adverse effect on our results of operations or our ability to compete.

We attempt to protect our intellectual property rights in the United States through a combination of reliance on intellectual property laws (including copyright, patent, trademark and trade secret laws) as well as licensing and other agreements preventing the unauthorized disclosure and use of our intellectual property. Also, third parties may be able to successfully challenge, oppose, invalidate or circumvent our patents, trademarks, copyrights and trade secret rights. For example, on March 7, 2014, the USPTO sent the Company the USPTO Office Action relating to the ‘816 patent, which rejected all the claims in the ‘816 patent. Lack of protection of certain intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition. Moreover, monitoring and protecting our patented intellectual property rights is difficult and costly. During 2013, nearly $850,000 in patent enforcement fees and costs were incurred, representing approximately 59% of the Company’s revenues. From time to time, we may be required to initiate litigation or other action to enforce our intellectual property rights or to establish their validity, including taking action to overturn the USPTO Office Action.  Such action could result in substantial cost and diversion of resources and management attention and we cannot assure you that any such action will be successful.

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

We have received, and are currently seeking, patent protection for mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our technologies by obtaining and enforcing patents. These risks and uncertainties include the following: patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage; our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and license our technologies either in the United States or in international markets; there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for technologies that prove successful as a matter of public policy regarding security concerns; countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products. On March 7, 2014, the USPTO sent the Company the USPTO Office Action relating to the ‘816 patent, which rejected all the claims in the ‘816 patent.  The Company is presently evaluating its options in appealing that decision.

Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent or narrow our patents. Third parties may also independently develop technologies similar to ours or design around any patents on our technologies.

In addition, the USPTO and patent offices in other jurisdictions have often required that patent applications concerning software inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

Our success depends on our patents, patent applications that may be licensed exclusively to us and other patents to which we may obtain assignment or licenses. We may not be aware, however, of all patents, published applications or published literature that may affect our business either by blocking our ability to commercialize our products, by preventing the patentability of future products or services to us or our licensors, or by covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our IP and services.

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

We may be involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive and time consuming.

The software and telecom industries have been characterized by extensive litigation in recent years regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. We may become subject to infringement claims or litigation arising out of patents and pending applications of our competitors, or additional interference proceedings declared by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO proceedings, and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to enforce our intellectual property, to protect our trade secrets and know-how, or to determine the enforceability, scope, and validity of the proprietary rights of others. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes might be settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and could include our paying large fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all.

A third party may assert that our patents are invalid and/or unenforceable. On March 7, 2014, the USPTO sent the Company the USPTO Office Action relating to the ‘816 patent, which rejected all the claims in the ‘816 patent.  The Company is presently evaluating its options in appealing that decision.  Any litigation or claims against us, whether or not merited, may result in substantial costs, place a significant strain on our financial resources, divert the attention of management and harm our reputation. An adverse decision in litigation could result in inadequate protection for our products and/or reduce the value of any license agreements we have with third parties.

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

We ceased providing mobile software products and custom mobile app development services on July 31, 2012 when we sold Illume Mobile operations. We are not liable for errors or security flaws in Illume Mobile software products and services rendered after July 31, 2012. While we might be held liable for products and services rendered prior to July 31, 2012, we are unaware of any reported or unresolved problems regarding product liability, performance or warranty issues with our former customers.

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

Our revenues and operating results depend on the overall demand for our technologies and services. If the U.S. and worldwide economies continue to weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our services, actions by competitors, etc.), we may not be able to maintain or expand our recent revenue growth.

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

The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control. Some of these factors are:

•
dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and business plans, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

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

Our common stock has been quoted under the symbol “MCVE” on the Pink Sheets since February 23, 2011 and prior to that, on the OTC Bulletin Board since August 15, 2008. There is a limited trading market for our common stock. Furthermore, the trading in our common stock maybe highly volatile, as for example, for the year ended December 31, 2013, our stock traded less than 104,000 shares on average per day. During that same period, the smallest number of shares trade in one day was zero and the largest number of shares traded in one day was 3,058,400. Out of the 252 trading days in 2013, zero shares traded on 36 days. On the 216 days that trading occurred, 73 days traded 20,000 shares or less and only 36 days traded 200,000 shares or more. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

           We maintain our mailing address at 9521-B Riverside Parkway, #134, Tulsa, Oklahoma 74137. Due to the small number of employees, we no longer maintain a physical workspace, but allow our employees to work remotely. The Company has no obligation under any operating lease.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

We are currently not a party to any legal proceedings.  All proceedings related to the ‘816 patent have been dismissed without prejudice, meaning the cases can refiled upon a favorable resolution of the USPTO Office Action.  See “Part 1 – Business – Recent Developments” for a complete description of the USPTO Office Action.

A summary of the legal proceedings that have been resolved since last reported is as follows:

Filing Date	Defendant	Cas e Number	Status	Date of Dis pos itio n (if any)
21-Dec-11	American Airlines , Inc.	6:11-CV-685	(a)	3/24/2014
30-Jan-12	Newegg Inc.	6:12-CV-46	(b)	3/13/2014
17-Feb-12	GEICO Cas ualty Company and Government Employees Ins urance Company	6:12-CV-74	(b)	3/13/2014
17-Feb-12	GEICO Ins urance Agency, Inc.	6:12-CV-74	(b)	3/13/2014
4-Dec-12	Sears Holdings Management Corporation et al	6:12-CV-916	(b)	9/25/2013
21-Dec-12	SkyMall, Inc.	6:12-CV-977	(b)	9/11/2013
25-Feb-13	Cos tco Wholes ale Corporation	6:13-CV-198	(b)	1/2/2014
25-Feb-13	GameStop Corp, et al	6:13-CV-200	(b)	12/13/2013
25-Feb-13	Gilt Groupe Holdings , Inc. et al	6:13-CV-201	(b)	12/3/2013
25-Feb-13	Kohl's Department Stores , Inc. et al	6:13-CV-202	(b)	1/2/2014
26-Feb-13	Nords trom, Inc. et al	6:13-CV-204	(b)	12/13/2013
26-Feb-13	Pandora Media, Inc.	6:13-CV-205	(b)	1/2/2014
26-Feb-13	Staples , Inc. et al	6:13-CV-207	(b)	1/7/2014
12-Sep-13	Box, Inc.	6:13-CV-665	(b)	2/20/2014
12-Sep-13	Carls on Hotels , Inc., et al	6:13-CV-666	(a)	3/19/2014
12-Sep-13	Chipotle Mexican Grill, Inc. et al	6:13-CV-667	(a)	3/17/2014
12-Sep-13	Comcas t Corporation et al	6:13-CV-668	(a)	1/6/2014
12-Sep-13	Dis cover Financial Services , Inc. et al	6:13-CV-669	(b)	3/27/14
12-Sep-13	Dropbox, Inc.	6:13-CV-670	(a)	3/17/2014
12-Sep-13	Five Guys Enterpris es , LLC et al	6:13-CV-671	(a)	3/17/2014
12-Sep-13	Home Box Office, Inc.	6:13-CV-672	(a)	3/17/2014
12-Sep-13	MediaFire, LLC	6:13-CV-673	(a)	3/17/2014
12-Sep-13	Meetup, Inc.	6:13-CV-674	(a)	3/17/2014
12-Sep-13	Wyndham Hotel Group, LLC et al	6:13-CV-675	(b)	1/15/2014

(a)	Lawsuit dismissed without prejudice.
(b)	Lawsuit dismissed with prejudice pursuant to a settlement agreement.

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

The following sets forth the range of the closing bid prices for our common stock for the quarters in the period starting January 1, 2012 through December 31, 2013. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, markdowns or commissions. Such prices were determined from information provided by a majority of the market makers for the Company’s common stock.

	2013		2012
	Sales Price		Sales Price
	High	Low	High	Low
Quarter Ended
March 31	$0.04	$0.01	$0. 14	$0. 06
June 30	0.06	0.02	0. 12	0. 05
September 30	0.04	0.01	0. 06	0. 02
December 31	0.04	0.02	0 .06	0. 01

Holders

As of March 24, 2014, there were approximately 905 stockholders of record of the Company’s Common Stock.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,870,584	$0.37	42,528,000
Equity compensation plans not approved by security holders	-	-	-
Total	12,870,584	$0.37	42,528,000

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

Business Overview

For this information please see Part 1, Item 1 “Business.”

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 (all references are to fiscal years).

Total Net Revenues: Total net revenues decreased $980,000, or 40%, to $1,454,000 in 2013 from $2,434,000 for 2012. Sources of revenue were derived from our IP licensing and services.  Licensing revenues represented the majority of the net revenues with a decrease of $1,019,000, or 42%, in 2013 to $1,415,000 from $2,434,000 for the same period in 2012. IP licensing is subject to fluctuation based on the inherent nature of legal proceedings.

Cost of Revenues and Gross Profit:  Cost of revenues for 2013 decreased $176,000, or 17%, from $1,030,000 in 2012 to $854,000 in 2013. Legal fees and costs associated with licenses sold pursuant to intellectual property monetization were $850,000, or 99%, of the 2013 cost of sales. Contingent legal fees decreased $401,000 in 2013 in relation to the reduced IP licensing revenues. Other legal expenses related to ongoing litigation was $301,000, a $221,000 increase over 2012. During 2013, legal costs associated with our intellectual property monetization increased due to a Markman hearing, discovery and expert witnesses. The resulting gross profit for 2013 of $600,000 was a decrease of $804,000, or 57%, from the gross profit for 2012 of $1,404,000.  Gross profit margins were 41% and 58% for 2013 and 2012, respectively.

General and Administrative Expenses: General and administrative expenses decreased by $654,000, or 46%, in 2013 to $778,000 from $1,432,000 in 2012.   Management cash salaries increased by $40,000 in 2013 but were offset by a decrease in equity based compensation of $106,000, for a net compensation decrease of $66,000. The Company paid $29,000 in cash financial advisory fees to two former officers in 2013, a $568,000 decrease from 2012 financial advisory fees.  Directors received $16,000 in cash compensation and $70,250 in equity compensation in 2013 as compared to $0 in cash compensation and $100,205 in equity compensation in 2012, a net decrease of $14,000. The Company incurred $60,000 in legal expenses in 2013, a $45,000 decrease over legal expenses of $105,000 in 2012, primarily due to the additional legal expenses incurred in the sale of Illume Mobile in 2012.   General and administrative services in 2012 were offset by $16,000 in transition services related to the sale of Illume Mobile; there were no offsets in 2013.

Loss from Operations: Loss from operations for 2013 of $178,000 was an increase of $150,000 over the loss from operations in 2012 of $28,000, which resulted primarily due to the decrease in gross profit of $804,000, offset by the decrease in G&A expenses of $654,000.

Other Income and Expense: Total other expenses of $63,000 in 2013 were $5,963,000, or 99% less than the total of $6,026,000 in 2012.  This decrease is due to a $4,000,000 non-cash expense for derivative accounting under ASC 815-15 “Derivative and Hedging” in 2012, amortization of debt discount of $1,800,000 in 2012 and higher non-cash interest expense of $100,000 for the Company debt in 2012.

Net Loss from Continuing Operations: Net loss of $241,000 in 2013 was $5,813,000 less than the net loss in 2012 of $6,054,000 primarily due to the factors previously discussed.

There was no provision for income taxes for the fiscal years ended 2013 and 2012 due to a valuation allowance of $4.6 million recorded for the years ended December 31, 2013 and 2012 on the total tax provision, as we believed that it is more likely than not that the tax asset will not be utilized during the next year.

Liquidity and Capital Resources

As of December 31, 2013, the Company had total current assets of $777,596 and total current liabilities of $316,172 for working capital of $461,424. As of December 31, 2013, the Company had cash and cash equivalents of $706,211 and an accumulated deficit of $21,173,815 since operations commenced in 1997.

Although there was a net loss of $240,684 in 2013, the Company's independent registered public accounting firm's audit report for the year ended December 31, 2013, included herein, did not contain a qualified opinion or an explanatory paragraph regarding the Company's ability to continue as a going concern.  The Company demonstrated profitability after the divestiture of Illume Mobile, improved its financial ratios, and management’s plan does not contemplate future debt or equity raises. The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to resolve issues with the USPTO, including the rejection of claims 1-14 in the ‘816 patent and prosecution of continuation patents, to create and market innovative services and to sustain adequate working capital to finance its operations.

We have historically financed our operations through operating revenues, proceeds from bank loans, shareholder loans and sales of equity and debt securities to accredited investors. Since the divestiture of Illume Mobile and its deficit operation in July 2012, the Company has generated sufficient working capital through operations to support its requirements without additional debt or equity financing.  However, the USPTO Office Action prevents us from continuing to generate licensing revenue from patent settlements. Unless we can obtain a reversal of the USPTO Office Action in the near future, it will have a material adverse effect on our operations. We continue to make progress on our business activities not directly related to patent licensing and we are proceeding with those segments of our business. However, we do not expect significant increases in revenues from our non-patent business activity in the near term.  While we currently believe we have sufficient capital to continue our operations for the next 12 months, we may incur significant expenses in appealing the USPTO Office Action.  As a result, we could deplete our cash and working capital more rapidly than expected, which could result in our need to curtail our operations.

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

The 2011 Debentures, which mature on December 31, 2016, earn interest at an annual rate of 12%, which will be paid quarterly exclusively from the Debenture Account which has been established with a financial institution for the deposit of 25% of the net funds the Company receives from licensing its intellectual property (the “Debenture Account”).  Principal on the 2011 Debentures will be paid quarterly as the Debenture Account permits. As of March 24, 2014, the Debenture Account had a balance of $195,000.

The 2011 Class A Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class A Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class A Debenture investment. Any 2011 Class A Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of March 24, 2014, there was $100,000 principal amount of 2011 Class A Debentures outstanding that were convertible into approximately 1,587,302 shares of common stock.

The 2011 Class A Debenture investors also received common stock purchase warrants, designated by the Company as Class A Warrants, which expire on December 31, 2016.  As of March 24, 2014, there were Class A Warrants outstanding to purchase an aggregate of 18,475,827 shares of common stock at exercise prices ranging between $0.063 and $0.109.

The 2011 Class B Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class B Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class B Debenture investment, however the conversion price shall not be less than ten cents per share at any time and the conversion price shall not be more than ten cents per share for investments made prior to October 1, 2011. Any 2011 Class B Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of March 24, 2014, there were $50,000 principal amount of 2011 Class B Debentures outstanding that were convertible into approximately 1,000,000 shares of common stock.

The investors in 2011 Class B Debentures also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2016.  As of March 24, 2014, there were Class B Warrants outstanding to purchase an aggregate of 8,961,614 shares of common stock at exercise prices of $0.10.

Other

As of December 31, 2011, the Company had recorded $169,306 in notes payable to directors. During 2012, multiple directors advanced $778,300 on short-term notes bearing 12% interest rates. Four directors agreed to exchange $320,000 of their short-term notes for 2012 Convertible Debentures Series C. During the same year, $115,000 in notes was repaid in cash and $21,075 in accrued interest was reclassified as note payable. The total amount due to multiple directors of $533,681, including accrued interest, was rolled over into new notes dated September 30, 2012. The new notes are secured by the unencumbered 75% of patent settlement license fees and provide for accrued interest at 6% payable on maturity at January 1, 2015. The accrued interest at December 31, 2013 is $40,092.

To lower its required cash expenditures for the calendar year 2013, the Company issued 6,100,690 shares of common stock to directors and management for compensation for services.

Sources and Uses of Cash

	Years Ended Dec 31,
	2013	2012

Cash flows provided by (used in) operating activities	$127,238	$(588,190)
Cash flows provided by investing activities	2,269	3.462
Cash flows (used in) provided by financing activities	(82.500)	970.800
Net increase in cash and cash equivalents	$47,007	$386,072

Operating Activities:

Net cash provided by operating activities during the year ended December 31, 2013 was approximately $127,000, which was an increase in operating cash flow of approximately $715,000 from $588,000 net cash outflow from operating activities during the year ended December 31, 2012. The 2013 net loss of approximately $241,000 was $8,018,000 less than the 2012 loss of approximately $8,259,000, which included non-cash debt discount amortization of approximately $1,800,000, loss on derivative liability of approximately $4,029,000, higher equity based compensation expense of approximately $639,000 and higher amortization expense of approximately $514,000.

Investing Activities:

Net cash provided by investing activities during the year ended December 31, 2013 was approximately $2,000, which was a decrease of approximately $1,000 from approximately $3,000 net cash provided by investing activities during the year ended December 31, 2012. The Company divested Illume Mobile in 2012, resulting in $250,000 cash, which was offset by the cessation of software development costs of approximately $233,000 in 2012. The Company no longer develops software. The Company invested approximately $2,000 in equipment in 2013, a decrease of approximately $7,000 from approximately $9,000 invested in 2012. The Company invested approximately $9,000 in patent related fees in 2013, an approximately $4,000 increase over the approximately $5,000 invested in 2012. The Company collected approximately $13,000 in 2013 from a customer’s note receivable.

Financing Activities:

Net cash used in financing activities was $82,500 in 2013 compared with approximately $971,000 provided by financing activities for the same period in 2012, a decrease of approximately $1,000,000.  The Company reduced its Oklahoma Technology Commercialization Center note payable by $82,500 in 2013. Cash provided by financing activities in 2012 was primarily from $180,000 net proceeds from sales of convertible debentures, $250,000 net proceeds from sales of common stock, and approximately $778,000 proceeds from shareholder loans, which was offset by $100,000 repayment of the bank line of credit, $115,000 repayment of shareholder loans and $22,500 repayment of the Oklahoma Technology Commercialization Center loan.

Since our inception, we have experienced negative cash flow from operations. Although the Company has been experiencing positive cash flow from operations since divesting of Illume Mobile in July 2012, significant negative cash flow from operations are likely to occur in the future, as the USPTO office action rejecting our patent claims will have a material effect on our cash flow until the issue is resolved. Although we currently have adequate funds to sustain our operations in the near term, we have historically required additional funds to continue operations and may again in the future as a result of USPTO Office Action. We have no current plans to raise additional funds; however, if we need to raise additional funds through the issuance of equity, equity-related or convertible debt securities in the future, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. The issuance of additional common stock by our management may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.  Historically, we have financed our cash needs by registered private placements of our securities. There is no assurance that we will be able to obtain financing on terms consistent with our past financings or satisfactory to us, if at all.

As of December 31, 2013, our common stock is the only class of stock outstanding and we have in $784,136 debt that consists of $150,000 convertible secured debentures offset by $54,545 in debt discount, $533,681 in shareholder notes payable, $22,500 in note payable – related party and a $132,500 note from the Oklahoma Technology Commercialization Center, of which $112,500 is classified as current maturities of long-term debt.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

 Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of patent licenses and consulting services.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  In many instances, the Company is extending trade terms to customers who have agreed to acquire IP licenses as a result of settlement agreements. At the years ended December 31, 2013 and 2012, the Company deems all trade receivable amounts recorded as collectible and, thus has not provided an allowance for uncollectible amounts.

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

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the years ended December 31, 2013 and 2012.

Derivative Financial Instruments:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, assuming maximum value, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8.  Financial Statements and Supplementary Data.

Our financial statements, together with the independent registered public accounting firm's report of MaloneBailey LLP, begin on page F-1, immediately after the signature page.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 14, 2013, we received notice of the resignation of Hood & Associates, CPAs, P.C. (“Hood”), as our independent registered public accounting firm. Hood’s resignation resulted from staffing considerations that resulted in Hood being unable to provide a concurring partner for review of the Company’s financial statements. In November 2013, The Public Accounting Oversight Board announced it had settled a disciplinary action against Hood. As a result, Hood was not permitted to reissue their audit opinion for the fiscal year ended December 31, 2012, which contained no adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope or accounting principles.

Effective August 19, 2013, we appointed MaloneBailey LLP (“MaloneBailey”) as our new independent registered public accounting firm. The decision to engage MaloneBailey was recommended and approved by our audit committee. As a result of Hood being prohibited from reissuing their audit opinion for the fiscal year ended December 31, 2012, MaloneBailey was engaged to reaudit that year in addition to the audit of fiscal year December 31, 2013. During the two most recent fiscal years and through the date of our engagement, we did not consult with MaloneBailey regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2013 pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms due to the material weaknesses identified below.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting were not effective for the purposes for which it is intended. Specifically, management’s evaluation was based on the following material weaknesses, which existed as of December 31, 2013:

•
Financial Reporting Systems: We did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes; and

•
Segregation of Duties: We do not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effective segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

As our current financial condition allows, we will analyze and develop processes for the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties.

This annual report does not include an attestation report by MaloneBailey LLP, our independent registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of March 24, 2014. The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age	Position
James C. McGill	70	Chairman of the Board of Directors, Chief Executive Officer and President
John Clerico	72	Director
David Humphrey	58	Director
Kendall Carpenter	58	Executive Vice President, Secretary and Chief Financial Officer

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

David Humphrey, Director

David Humphrey joined the Board of Directors in February 2014, and was previously a director of between 2004 and October 2012.  Mr. Humphrey has been the President and Chief Executive Officer of ADDvantage Technologies Group, Inc., a NASDAQ-listed supplier to the cable television industry throughout North America and Latin America since April 2012 and a director since April 2013.  Between 2010 and 2011, Mr. Humphrey was the CEO of TokenEx, an early stage company focused on tokenization as a service for the payment card industry. From 2004 to 2010, Mr. Humphrey was Chief Operating Officer of Oklahoma Equity Partners, a venture capital fund.  Oklahoma Equity Partners focused exclusively on Oklahoma venture opportunities and Mr. Humphrey was responsible for all investment operations.  Prior to joining Oklahoma Equity Partners, Mr. Humphrey served from 1997 to 2004 as a principal of Davis, Tuttle Venture Partners, one of Oklahoma’s largest and oldest venture capital firms.  From 1995 to 1997, Mr. Humphrey was a senior business development coordinator at Texaco Natural Gas Liquids.  During his two-year stay with Texaco, he led ten major acquisition and expansion projects.  Prior to joining Texaco in 1996, Mr. Humphrey spent thirteen years with Koch Industries, Inc. serving in a variety of management and business development initiatives. Mr. Humphrey earned his Bachelor of Science in Chemical Engineering from the University of Wisconsin and his Master of Business Administration from Texas A&M University.

Kendall W. Carpenter, CPA, CGMA, CMA, Executive Vice President, Secretary and Chief Financial Officer

Kendall Carpenter joined the corporation in 2006 as Controller. She was promoted to Vice President and Chief Financial Officer in 2008. Ms. Carpenter’s previous experience includes Division Controller with Allied Waste Industries (AW) and over 10 years’ experience as top financial officer of an enterprise software company with an international customer base. Ms. Carpenter graduated with a Bachelor of Science degree in Accounting from Oklahoma State University and has earned the professional designations of Certified Public Accountant, Chartered Global Management Accountant and Certified Management Accountant.

Director Qualifications

When considering whether directors and nominees have the experience, qualifications, attributes and skills, the Company and the Board focused primarily on the information discussed in each of the directors’ individual biographies set forth above. With regard to Mr. McGill, the Board considered his strong background in the mobile technology sector and significant expertise and background as a director of both private and publicly traded companies and his significant experience around patented technology. With regard to Mr. Clerico, the Board considered his executive management experience with several large public companies, the recognitions of his accomplishments as a chief financial officer and corporate treasurer, and his investment advisory experience. With regard to Mr. Humphrey, the Board considered his financial and executive expertise with Oklahoma Equity Partners, his many years of experience in business development, his current position as CEO of a NASDAQ listed company and his extensive history with the Company.

Family Relationships

None.

Board Independence

We are not required to have any independent members of the board of directors. The board of directors has determined that (i) James McGill, has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) John Clerico and David Humphrey are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2013, our board of directors held five meetings and approved certain actions by unanimous written consent. The board as a whole carries out the functions of the nominating committee.  We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

Board Committees

Following the sale of Illume Mobile in July 2012, the Board of Directors was reduced to three members. The current Board as a whole carries out the functions of the Audit Committee and Compensation Committee, which prior to 2013, were carried out by separate committees. Our Board is responsible for (1) the integrity of the financial reporting process, systems of internal controls and financial statements and reports of the Company, (2) the compliance by the Company with legal and regulatory requirements, (3) the appointment, compensation and oversight of the Company's independent auditor employed by the Company for the purpose of preparing or issuing an audit report or related work.

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company’s Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2013 and 2012.

Name and Principal Position	Year	Salary	Bonus	Option and Warrant Awards (5)	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All other Compen- sation (6)	Total
James McGill,	2013	$30,000	$$0	$$16,637	$$0	$$0	$124,000	$170,637
Chief Executive Officer,	2012	$13,100	0	16,668	0	0	$142,000	$171,768
President and Director (1)

Kendall Carpenter, Executive Vice	2013	$150,000	$$0	$$17,290	$$0	$$0	$0	$167,290
President, Chief Financial Officer	2012	$133,075	0	15,771	0	0	$51,376	$200,222
and Secretary (2)

Steve Signoff, Former Chief Executive	2012	$106,200	$$0	$$0	$$0	$$0	$114,091	$220,291
Officer, President and Director (3)

Randy Ritter,	2012	$74,212	$0	$$0	$$0	$$0	$90,908	$165,120
former Chief Operating Officer (4)

(1)
For services in 2013, Mr. McGill received 5,369,814 shares of restricted stock valued between $0.02 and $0.03 per share upon vesting of restricted stock awards. For services in 2012, Mr. McGill received 3,658,930 shares of restricted stock valued between $0.02 and $0.10 per share upon vesting of restricted stock awards. Mr. McGill received an option in 2012 under the 2011 Key Employee Stock Incentive Plan to acquire 1,250,000 shares of common stock which vest ratably in three increments based on the Company stock trading at $0.25, $0.40 and$0.60 per share over five trading days at the price of $0.125, $0.25 and $0.40, respectively. The option has not vested and expires on December 31, 2018.

(2)
For services in 2012, Ms. Carpenter received 797,606 shares of restricted stock valued between $0.05 and $0.10 per share upon vesting of restricted stock awards. Ms. Carpenter received an option in 2012 under the 2011 Key Employee Stock Incentive Plan to acquire 1,250,000 shares of common stock which vest ratably in three increments based on the Company stock trading at $0.25, $0.40 and $0.60 per share over five trading days at the price of $0.125, $0.25 and $0.40, respectively. The option has not vested and expires on December 31, 2018.

(3)
For services in 2012, Mr. Signoff received 1,033,721 shares of restricted stock valued between $0.06 and $0.10 per share upon vesting of restricted stock awards. Mr. Signoff received an option in 2012 under the 2011 Key Employee Stock Incentive Plan to acquire 10,000,000 shares of common stock which vest ratably in three increments based on the Company stock trading at $0.25, $0.40 and $0.60 per share over five trading days at the price of $0.125, $0.25 and $0.40, respectively. This option had not vested and was cancelled in August 2012 upon Mr. Signoff’s resignation.  Between August 1 and December 31, 2012, the Company paid Mr. Signoff $39,091 in consulting fees.

(4)
Mr. Ritter received 861,434 shares of restricted stock valued between $0.06 and $0.10 per share upon vesting of restricted stock awards. Mr. Ritter received an option in 2012 under the 2011 Key Employee Stock Incentive Plan to acquire 7,500,000 shares of common stock which vest ratably in three increments based on the Company stock trading at $0.25, $0.40 and $0.60 per share over five trading days at the price of $0.125, $0.25 and $0.40, respectively. This option had not vested and was cancelled in August 2012 upon Mr. Ritter’s resignation.  Between August 1 and December 31, 2012, the Company paid Mr. Ritter $28,408 in consulting fees.

(5)	In accordance with FASB ASC Topic 718, options granted and vested in 2013 and 2012 were expensed at $90,020 and $94,738, respectively.

(6)	Fair market value of stock awards based on the value-weighted volume average (VWAP) for the last five trading days in each calendar quarter and consulting fees.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Contract with Kendall Carpenter

On October 23, 2012, the Company entered into an employment agreement (the “Agreement”) with Kendall Carpenter to serve as Executive Vice President, Chief Financial Officer and Secretary, which Agreement is effective as of October 1, 2012.  The Agreement can be terminated by Ms. Carpenter at any time or by the Company upon 90 days prior written notice.  The base salary under the Agreement was initially $150,000 (the “Base Salary”), which was paid in cash through December 31, 2012, and thereafter, in cash and notes payable.  Starting January 1, 2013, Ms. Carpenter will receive an initial salary of at least $96,000 per annum in cash (the “Cash Salary”) and notes payable (the “Notes”) in an amount equal to the difference between the Base Salary and the Cash Salary.  The Notes will accrue interest at a rate of 6% per annum and payment of outstanding Notes will be done quarterly as funds become available, as determined by the Board of Directors.  In addition, Ms. Carpenter is entitled to participate in any and all benefit plans, from time to time, in effect for the Company’s employees, along with vacation, sick and holiday pay in accordance with its policies established and in effect from time to time. On September 30, 2013, the Company issued a $13,500 note to Ms. Carpenter with a due date of September 30, 2014. On December 31, 2013, the Company issued a $9,000 note to Ms. Carpenter with a due date of December 31, 2014. The Company paid Ms. Carpenter $489 in interest during 2013 and there was no accrued interest due at December 31, 2013.

Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2013.

	OPTION AWARDS					STOCK AWARDS
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexer-cisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
James McGill	2013					4,350,583	$87,012
James McGill	2012		416,667	$0.125	5/18/2018
James McGill	2012		416,667	$0.25	5/18/2018
James McGill	2012		416,666	$0.40	5/18/2018
James McGill	2010
James McGill	2009	108,008		$.53 - $2.21	9/11/2014
James McGill	2008	129,804		$.60 - $2.50	9/11/2014
James McGill	2007	216,640		$0.60	9/11/2014
James McGill	2006	236,640		$0.60	9/11/2014
James McGill	2005	324,720		$0.43	9/11/2014
James McGill	2004	337,360		$0.43	9/11/2014
James McGill	2003	235,280		$0.43	9/11/2014
James McGill	2002	145,340		$0.34	9/11/2014

Kendall Carpenter	2012		416,667	$0.125	5/18/2018
Kendall Carpenter	2012		416,667	$0.25	5/18/2018
Kendall Carpenter	2012		416,666	$0.40	5/18/2018
Kendall Carpenter	2010
Kendall Carpenter	2009	52,260		$.53 - $2.21	9/11/2014
Kendall Carpenter	2008	23,946		$.60 - $2.50	9/11/2014
Kendall Carpenter	2007	14,400		$0.60	9/11/2014
Kendall Carpenter	2006	26,600		$0.60	9/11/2014

Director Compensation

Directors received compensation for their services for the fiscal year ended December 31, 2013 as set forth below:

Name	Fees Earned or Paid in Cash	Stock Awards ($) (1)	Total ($)
John Clerico	$8,000	$8,000	$16,000
David R. Lawson, former Director	$8,000	$8,000	$16,000
Total:	$16,000	$16,000	$32,000

(1)	Each director received $4,000 per quarter served on the Board of Directors, paid in either cash or restricted common stock based on a five day VWAP at the end of each quarter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of and percent of the Company's common stock beneficially owned by:

•	all directors and nominees, naming them,
•	our executive officers,
•	our directors and executive officers as a group, without naming them, and
•	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The business address of each of the beneficial owners listed below is c/o MacroSolve, Inc. 9521-B Riverside Parkway, #134, Tulsa, Oklahoma 74137.

	Title of Class	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
James C. McGill (3)	Common Stock	35,814,247	15.81%

Kendall Carpenter (4)	Common Stock	4,895,314	2.50%

John Clerico (5)	Common Stock	53,049,198	21.76%

David Humphrey (6)	Common Stock	1,703,362	*

Officers and Directors as a Group	Common Stock	95,462,121	33.35%

________________________________
* Denotes less than 1%

(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.
(2)
The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 24, 2014.  On March 24, 2014, there were 190,764,559 shares of our common stock outstanding.  To calculate a stockholder's percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 24, 2014.  Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table below has sole voting power and investment power for the shares listed opposite such person's name.

(3)
Represents (i) 22,753,318 shares of common stock owned, (ii) 6,153,933 shares of common stock underlying outstanding warrants, (iii) 1,733,792 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, (iv) 3,481,731 shares of common stock issued under restrictive stock grants with voting rights, (v) 1,189,313 shares of common stock held by the Jean B. McGill Revocable Living Trust, and (vi) 502,160 shares of common stock underlying outstanding warrants held by the Jean B. McGill Revocable Living Trust.  Mr. McGill, as the Executor Trustee of the Jean B. McGill Revocable Living Trust, has investment and voting control over the shares held by this entity.

(4)
Represents (i) 4,646,562 shares of common stock owned, (ii) 131,546 shares of common stock underlying outstanding warrants, and (iii) 117,206 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(5)
Represents (i) 35,507,964 shares of common stock owned; (ii) 17,261,234 shares of common stock underlying outstanding warrants; and (iii) 280,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(6)
Represents (i) 928,362 shares of common stock owned; (ii) 240,000 shares of common stock underlying outstanding warrants; and (iii) 535,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

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

James McGill, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, made loans to the Company during 2012 for operating capital. In January 2012, Mr. McGill provided a short term loan of $100,000. The note was secured by 10% of net patent settlements and provided for interest of twelve percent (12%).  That loan, along with a $25,000 short term loan made in December 2011, was converted to a $125,000 investment in the 2012 Debenture Series C in February 2012. In March 2012, Mr. McGill provided a $50,000 short term loan under the same conditions which was repaid on March 30, 2012 with $246 in accrued interest. In April, 2012, Mr. McGill converted the $125,000 debenture and $1,811 accrued interest into 1,447,613 shares of restricted common stock.  During the second and third quarters, Mr. McGill provided short term loans of $149,667 under the same conditions. On October 1, 2012, Mr. McGill rolled the $149,667 note balances, $10,199 accrued interest and $6,000 accrued loan guarantee fee into a single long term loan of $165,866. The note is secured by the unencumbered 75% of patent settlement license fees and accounts receivable, provides for interest of six percent (6%) and is due on January 1, 2015.  Mr. McGill made a $65,000 short term unsecured loan with interest of twelve percent (12%) on December 22, 2011 which was repaid on January 3, 2012. Mr. McGill did not make any loans to the Company during 2013. Accrued interest at December 31, 2013 was $12,460.

David Lawson, a former Director, made loans to the Company during 2012 for operating capital. In January 2012, Mr. Lawson provided a short term loan of $20,000. The note was secured by 10% of net patent settlements and provided for interest of twelve percent (12%).  That loan, along with a $25,000 short term loan made in December 2011 and an $80,000 direct investment, was converted to a $125,000 investment in the 2012 Debenture Series C in February 2012. In April, 2012, Mr. Lawson converted the $125,000 debenture and $1,811 accrued interest into 1,447,613 shares of restricted common stock.  During the second and third quarters, Mr. Lawson provided short term loans of $149,667 under the same conditions. On October 1, 2012, Mr. Lawson rolled the $149,667 note balances, and $6,565 accrued interest into a single long term loan of $156,232. The note is secured by the unencumbered 75% of patent settlement license fees and accounts receivable, provides for interest of six percent (6%) and is due on January 1, 2015.  Mr. Lawson did not make any loans to the Company during 2013. Accrued interest as of December 31, 2013 was $11,737.

John Clerico, a Director of the Company, made loans to the Company during 2012 for operating capital. In February 2012, Mr. Clerico converted a $25,000 short term loan made in December 2011 and along with a $100,000 direct contribution invested a total of $125,000 in the 2012 Debenture Series C. In April, 2012, Mr. Clerico converted the $125,000 debenture and $1,811 accrued interest into 1,447,613 shares of restricted common stock.  During the second and third quarters of 2012, Mr. Clerico provided short term loans of $149,666 under the same conditions as Directors McGill and Lawson. On October 1, 2012, Mr. Clerico rolled the $149,666 note balances, $5,819 accrued interest and $3,000 accrued loan guarantee fee into a single long term loan of $158,785. The note is secured by the unencumbered 75% of patent settlement license fees and accounts receivable, provides for interest of six percent (6%) and is due on January 1, 2015. Mr. Clerico did not make any loans to the Company during 2013. Accrued interest as of December 31, 2013 was $11,929.

Howard Janzen, a former Director and Chairman of the Board, made loans to the Company during 2012 for operating capital. In January 2012, Mr. Janzen provided a short term loan of $20,000 and another $80,000 short term loan in February 2012. The notes were secured by 10% of net patent settlements and provided for interest of twelve percent (12%).  Those loans, along with the $25,000 loan from 2011, were converted to a $125,000 investment in the 2012 Debenture Series C in February 2012. In April, 2012, Mr. Janzen converted the $125,000 debenture and $1,811 accrued interest into 1,447,613 shares of restricted common stock.  During the second quarter of 2012, Mr. Janzen provided a $50,000 under the same conditions. On October 1, 2012, Mr. Janzen rolled the $50,000 note balance and $2,788 accrued interest into a single long term loan of $52,798. The note is secured by the unencumbered 75% of patent settlement license fees and accounts receivable, provides for interest of six percent (6%) and is due on January 1, 2015. Mr. Janzen did not make any loans to the Company during 2013. Accrued interest as of December 31, 2013 was $3,966.

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

Audit Fees

For the year ended December 31, 2013, the fees to MaloneBailey, LLP for audit services totaled approximately $21,000 for the annual audit and reviews of the Company’s quarterly reports on Form 10-Q.  For the year ended December 31, 2012, the fees to Hood & Associates, CPAs, P.C. (“Hood”) for audit services totaled approximately $16,421 which included approximately $16,320 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $101 associated with the Company’s statutory and regulatory filings.  For the year ended December 31, 2012, the fees to MaloneBailey, LLP for audit services and restatement of the 2012 financials totaled approximately $15,000.

Audit Related Fees

We incurred fees to our independent auditors of $-0- for audit related fees during the fiscal years ended December 31, 2013 and 2012.

Tax Fees

We incurred fees to Hood of $2,102 and $2,093 for tax preparation fees during the fiscal years ended December 31, 2013 and 2012, respectively.

All Other Fees

We incurred fees to our independent auditors of $-0- for others fees during the fiscal years ended December 31, 2013 and 2012.

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

3.02	Bylaws, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on April 18, 2008 and incorporated herein by reference.

3.03	Certificate of Amendment to the Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 6, 2009 and incorporated herein by reference.

3.03	Certificate of Amendment to the Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 28, 2011 and incorporated herein by reference.

10.01	2009 Stock Compensation Plan, filed as an exhibit to the Registration Statement on Form S-8, filed with the Commission on October 13, 2009 and incorporated herein by reference.

10.02	Form of Subscription Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 21, 2012 and incorporated herein by reference.

10.03	Form of Convertible Debenture, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 21, 2012 and incorporated herein by reference.

10.04	Form of Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 21, 2012 and incorporated herein by reference.

10.05	Form of Subscription Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2012 and incorporated herein by reference.

10.06	Form of Warrant, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 29, 2012 and incorporated herein by reference.

10.07
Asset Purchase Agreement, dated as of July 31, 2012, by and between MacroSolve, Inc. and DecisionPoint Systems, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 6, 2012 and incorporated herein by reference.

10.08
License Agreement, dated as of July 31, 2012, by and between MacroSolve, Inc. and DecisionPoint Systems, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 6, 2012 and incorporated herein by reference.

10.09
Non-Competition and Non-Solicitation Agreement, dated as of July 31, 2012, by and between MacroSolve, Inc. and DecisionPoint Systems, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 6, 2012 and incorporated herein by reference.

10.10
Employment Agreement, dated as of October 23, 2012, by and between MacroSolve, Inc. and Kendall Carpenter, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 24, 2012 and incorporated herein by reference.

14.01	Code of Business Conduct and Ethics, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 30, 2010 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROSOLVE, INC.

Date March 28, 2014	By:	/s/ JAMES C. McGILL
James C. McGill
Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2014	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES C. MCGILL	Director	March 28, 2014
James C. McGill

/s/ JOHN CLERICO	Director	March 28, 2014
John Clerico

/s/ DAVID HUMPRHEY	Director	March 28, 2014
David Humphrey

MACROSOLVE, INC.

Financial Statements Together With
Report of Independent Registered Public Accounting Firm

For the Years Ended December 31, 2013 and 2012

MACROSOLVE, INC.

Financial Statements Together With
Report of Independent Registered Public Accounting Firm

For the Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
MacroSolve, Inc.
Tulsa, Oklahoma

We have audited the accompanying balance sheets of MacroSolve, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the related results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in note 18 to the financial statements, the Company restated its previously issued financial statements as of December 31, 2012, and for the year then ended.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
March 28, 2014

MACROSOLVE, INC.
BALANCE SHEETS

	12/31/2013	12/31/2012
		(Restated)
ASSETS

CURRENT ASSETS:
Cash	$706,211	$659,204
Accounts receivable - trade	38,791	74,056
Prepaid expenses and notes receivable	32,594	19,330

Total current assets	777,596	752,590

PROPERTY AND EQUIPMENT, at cost:	4,237	21,651
Less - accumulated depreciation	(1,586)	(19,462)

Net property and equipment	2,651	2,189

OTHER ASSETS:
Available-for-sale investment - DecisionPoint Systems, Inc.	324,190	493,827
Available-for-sale investment - MEDL Mobile Holdings, Inc.	39,537	-
Available-for-sale Investment - Endexx Corporation	7,675	-
Intangible assets, net of amortization	70,223	64,227

Total other assets	441,625	558,054

TOTAL ASSETS	$1,221,872	$1,312,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note Payable - Oklahoma Technology Commercialization Center- Current	$112,500	$90,000
Accounts payable - trade and accrued liabilities	181,172	82,226
Note payable - Related party	22,500	-

Total current liabilities	316,172	172,226

LONG-TERM DEBT, less current maturities
Note Payable - Shareholders	533,681	533,681
Note Payable - Oklahoma Technology Commercialization Center	20,000	125,000
Convertible debentures, net of discount of $54,545 and $72,727 respectively	95,455	77,273
Total long-term debt, less current maturities	649,136	735,954

TOTAL LIABILITIES	$965,308	$908,180

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 10,000,000 shares;
0 shares issued and outstanding, at
December 31, 2013 and 2012, respectively	-	-
Common stock, $.01 par value; authorized 500,000,000 shares;
issued and outstanding 190,764,586 and 182,163,896 shares, at
December 31, 2013 and 2012, respectively	1,907,645	1,821,638
Additional paid-in capital	19,922,670	19,720,319
Accumulated other comprehensive income	(399,936)	(204,173)
Accumulated deficit	(21,173,815)	(20,933,131)

Total stockholders' equity	256,564	404,653

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,221,872	$1,312,833

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31,	2013	2012
		(Restated)

Revenues	$1,454,337	$2,433,745

Cost of revenues	854,471	1,029,985

Gross profit	599,866	1,403,760

General and administrative expense	777,920	1,431,869

Loss from operations	(178,054)	(28,109)

Other income (expense)
Interest income	6,681	164
Interest expense	(69,311)	(1,998,429)
Loss on Derivatives	-	(4,028,085)

Total other expense	(62,630)	(6,026,350)

Net loss from continuing operations	$(240,684)	$(6,054,459)

DISCONTINUED OPERATIONS
Loss from operations of discontinued
Illume Mobile Operations	-	(2,097,940)
Loss on sales of discontinued operations	-	(106,538)
Net loss from discontinued operations	-	(2,204,478)

NET LOSS	$(240,684)	$(8,258,937)

OTHER COMPREHENSIVE INCOME, net of tax
Unrealized holding loss arising during the period	(195,763)	(204,173)

COMPREHENSIVE LOSS	$(436,447)	$(8,463,110)

LOSS ALLOCABLE TO COMMON STOCKHOLDERS:
Net loss	$(240,684)	$(8,258,937)

Loss allocable to common stockholders	$(240,684)	$(8,258,937)

Weighted average number of common shares outstanding	185,938,398	163,405,338

Basic and diluted net income (loss) from continuing operations per share	$(0.00)	$(0.04)

Basic and diluted net loss from discontinued operations per share	$-	$(0.01)

Basic and diluted net income (loss) per share	$(0.00)	$(0.05)

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2013 and 2012
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Number of Shares	Amount	Capital	Loss	Deficit	Total

BALANCE, at December 31, 2011	122,386,894	$1,223,869	$10,059,029	$-	$(12,674,194)	$(1,391,296)

Net Loss		-	-	-	(8,258,937)	(8,258,937)

Comprehensive Loss		-	-	(204,173)	-	(204,173)

Derivative liabiilties written off to additional paid-in capital		-	4,473,289	-	-	4,473,289

Debt discount recorded for beneficial conversion feature			1,475,000			1,475,000

Common Stock issued for Services	2,800,000	28,000	250,450	-	-	278,450

Common Stock issued for cash	2,500,000	25,000	225,000	-	-	250,000

Common Stock issued for conversion of debt and accrued interest	41,815,921	418,159	2,769,332			3,187,491

Compensation expense related to
stock awards	12,723,747	127,237	373,481	-	-	500,718

Option expense			94,738	-		94,738

Cancellation of shares	(62,666)	(627)				(627)

BALANCE, at December 31, 2012 (Restated)	182,163,896	$1,821,638	$19,720,319	$(204,173)	$(20,933,131)	$404,653

Net Loss		-	-	-	(240,684)	(240,684)

Comprehensive Loss		-	-	(195,763)	-	(195,763)

Stock issued in exchange for available-for-sale securities	2,500,000	25,000	33,338	-	-	58,338

Compensation expense related to
stock awards	6,100,690	61,007	78,993	-		140,000

Option expense			90,020			90,020

BALANCE, at December 31, 2013	190,764,586	$1,907,645	$19,922,670	$(399,936)	$(21,173,815)	$256,564

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.
STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2013		2012
OPERATING ACTIVITIES:			(Restated)
Net loss		$(240,684)	$(8,258,937)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization		3,384	517,509
Loss on disposal of fixed assets		435	4,245
Loss on sales of assets to DecisionPoint		-	106,538
Bad debt expense		-	141,277
Amortization of debt discount		18,182	1,847,477
Loss on derivative liability		-	4,028,085
Equity based compensation		140,000	779,168
Option expense		90,020	94,738
Cancellation of shares		-	(627)
Stock received from Endexx Corporation for revenue		(15,000)	-
Changes in current assets and liabilities:
Decrease in accounts receivable - trade		9,998	195,969
Decrease (Increase) in prepaid expenses and other		(543)	223,747
Increase (decrease) in accounts payable - trade and
accrued liabilities		121,446	(272,950)
(Decrease) increase in unearned income		-	5,571

Net cash provided by (used in) operating activities		127,238	(588,190)

INVESTING ACTIVITIES:
Cash received from notes receivable		12,546	-
Purchase of equipment		(1,467)	(8,580)
Cash received from sale of Illume Mobile		-	250,000
Software development costs		-	(233,390)
Patent application fees		(8,810)	(4,568)

Net cash provided by investing activities		2,269	3,462

FINANCING ACTIVITIES:
Proceeds from convertible debt		-	180,000
Proceeds from shareholder loan		-	778,300
Proceeds from sale of common stock		-	250,000
Repayments of shareholder loan		-	(115,000)
Repayments of notes payable		(82,500)	(22,500)
Repayment of bank line of credit			(100,000)

Net cash (used in) provided by financing activities		(82,500)	970,800

NET INCREASE IN CASH		47,007	386,072

CASH, beginning of period		659,204	273,132

CASH, end of period		$706,211	$659,204

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years ended December 31:
Interest		$1,059	$27,071
Income taxes		$-	$-
Noncash investing and financing activities for the year ended December 31:
Stock issued for conversion of debt and accrued interest	$		$3,187,491
Stock issued in exchange for available-for-sale securities		$58,338	$-
Stock received from DecisionPoint Systems for sale of
Illume Mobile assets		$-	$698,000
Change in fair value for available-for-sale securities		$(195,763)	$(204,173)
Re-classification of accounts receivable to note receivable		$25,267	$-
Re-classification of accrued salary to noted payable to related party		$22,500	$-
Re-classification of shareholders loan from Short term to Long term	$		$169,306
Re-classification of shareholders loan from long term to convertible debt	$		$320,000
Re-classification of accrued interest to note payable - shareholders	$		$21,075
Debt discount recorded for derivative liability	$		$100,000
Debt discount recorded for beneficial conversion feature	$		$1,475,000
Derivative liabilities written off to Additional paid in capital	$		$4,473,289

The accompanying notes are an integral part of these statements.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

 December 31, 2013 and 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

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

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates:

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

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times such cash may be in excess of the FDIC limit. With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Cash Equivalents:

Cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions, including all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2013 and 2012.

Accounts and Notes Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of solution services and software licenses.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At December 31, 2013 and 2012, the Company deems $0 and $5,700 as uncollectible, respectively. Bad debts expense was $0 in 2013 and $141,277 in 2012 of which $135,577 consisted of a customer note receivable that the Company deemed uncollectible following the sale of Illume Mobile.

On June 1, 2013, one customer issued a promissory note for an amount of $25,268 to the Company, to replace the accounts receivable owed to the Company. As of December 31, 2013, the note receivable has a balance of $12,721, will mature on May 31, 2014 and with interest calculated at the prime interest rate published in the Wall Street Journal plus five percent.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

Property and Equipment:

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software.  Leasehold improvements are being amortized over a 7 year estimated useful life.  A majority of the company’s fixed assets were associated with Illume Mobile, a division which was sold to DecisionPoint Systems, Inc. on July 31, 2012. Property and equipment consists of the following at December 31, 2013 and 2012:

	2013	2012
Computer hardware	$3,639	$16,197
Furniture and fixtures	598	5,454
	4,237	21,651
Less - accumulated depreciation	1,586	19,462
	$2,651	$2,189

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.

Marketable Securities:

All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses, reported as a component of accumulated other comprehensive loss.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended December 31, 2013 and 2012.

Derivative Financial Instruments:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, assuming maximum value, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Beneficial Conversion Features:

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

Fair Value of Financial Instruments:

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1    –  Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2     -  Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3     –  Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2013 and 2012:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
December 31, 2013
Derivative liability	-	-	$0	$0
Available-for-sale securities	$371,402	-	-	$371,402
December 31, 2012
Derivative liability	-	-	$0	$0
Available-for-sale securities	$493,827	-	-	$493,827

Revenue Recognition and Unearned Revenue:

The Company recognizes revenue only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Revenues from intellectual property licenses are recognized upon issuance of the license. When intellectual property licenses are received under a contingent fee agreement with the law firm of Antonelli, Harrington & Thompson LLP, the applicable contingent legal expense is recorded as a cost of sale. In the event a non-exclusive intellectual property license is granted within the scope of a contracted app development project, ten percent (10%) of the contract amount is deemed to be payment for the license.  Revenue from software product licensing is recognized ratably over the license period.  Unearned income associated with Illume Mobile contracts of $36,971 was transferred to DecisionPoint Systems as part of the Illume Mobile asset sale in July 2012.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

Software Development Costs:

The Company accounts for software development costs in accordance with ASC 985-20, “Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs.  Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.  These costs are amortized over three years and are reviewed for impairment at each period end. The Company sold a total of $1,213,550 in gross capitalized software development costs and associated $194,070 in accumulated amortization, or a net of $1,019,480, to DecisionPoint Systems in July 2012. Amortization expense in 2012 totaled $500,910 and consisted of $161,037 in Illume Mobile development costs, $2,814 in patent costs and $337,059 related to Mobiz360, including a one-time amortization of $293,054 net capitalized development costs, In May 2012, MoBiz360, an incomplete prototype website marketplace for an amount of $337,059, was conveyed to Clint Parr, our former president and CEO, as consideration for an undetermined equity interest in Mr. Parr’s new company. As of December 31, 2013, Mr. Parr’s new company is still not operational. The net value of MoBiz360 for an amount of $293,054 was written off as amortization expense during the year ended December 31, 2012. The Company is not presently developing software.

Income Taxes:

The Company accounts for income taxes utilizing ASC 740, “Income Taxes” (SFAS No. 109).  ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences.  Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law.  The effects of future changes in tax laws or rates are not included in the measurement.  The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns.  The Company currently has substantial net operating loss carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Employee Stock-Based Compensation:

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

Non-Employee Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), Share Based Payments to Non-Employees, and ASC 505 which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

Related Parties:

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Earnings or Loss per Share:

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the periods, basic and diluted loss per share is the same for the years ended December 31, 2013 and 2012, respectively.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

2.	INVESTMENT IN DECISIONPOINT SYSTEMS, INC.

As further described in Footnote #17, on July 31, 2012, the Company sold the Illume Mobile assets and operations to DecisionPoint Systems, Inc. (DPSI) for $250,000 cash and 617,284 shares of DPSI stock. The shares were recorded at fair value on July 31, 2012 of $698,000. In accordance with ASC 320, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. The shares were valued at fair value of $324,190 and $493,827 at December 31, 2013 and 2012, respectively, with the decrease in fair value of $169,637 and $204,173 at December 31, 2013 and 2012, respectively, recorded in Other Comprehensive Income.

3.	INVESTMENT IN MEDL MOBILE HOLDINGS, INC.

On March 8, 2013, the Company entered into an agreement with MEDL Mobile Holdings, Inc. (MEDL) to bring forth a program that offers access to the Company’s ‘816’ patent to app developers. MEDL received the right to grant a license to its clients on a ‘per install’ basis on a revenue sharing arrangement with the Company. As a part of the agreement, each Company received $50,000 worth of the other’s stock with the price per share determined by the Volume Weighted Average Price (“VWAP”) for each stock for the last twenty trading days prior to execution of the agreement. The Company received 147,692 shares of MEDL stock priced at $0.34 per share and MEDL received 2,500,000 shares of the Company’s stock priced at $0.02 per share. The shares were recorded at fair value on March 8, 2013 of $58,338. In accordance with ASC 320, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. The shares were valued at fair value of $39,537 at December 31, 2013 with the decrease in fair value of $18,801 at December 31, 2013 recorded in Other Comprehensive Income.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

4.	INVESTMENT IN ENDEXX CORPORATION

On June 5, 2013, the Company entered into six month agreement with Endexx Corporation (EDXC) to coordinate business planning, investor interests and intellectual property for a mobile app venture that uniquely addresses advertising market analytics. Additionally, Endexx received a variable limited ‘816’ license during the course of the business advisory engagement while its app is in development with the agreement that a permanent license will be negotiated upon completion.  Endexx paid the Company $15,000 compensation by issuing 125,000 shares of EDXC restricted stock priced at $.12 per share and the balance in accounts receivable. The shares were recorded at fair value on June 5, 2013 for an amount of $15,000. In accordance with ASC 320, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. The shares were valued at fair value of $7,675 at December 31, 2013 with the decrease in fair value of $7,325 at December 31, 2013 recorded in Other Comprehensive Income.

5.	LINE OF CREDIT

The Company had an advancing term loan with a financial institution of up to $100,000 with interest only payable monthly at the greater of 5.75% or prime rate plus 1.0% (4.25% at September 30, 2012), until September 2012, and secured by substantially all assets of the company and the personal guarantees of a company director. In exchange for the guaranty, the director receives a $3,000 commitment fee and a five year warrant to purchase $100,000 of stock with a strike price of ten cents ($0.10) per share. The loan was repaid in October 2012 and was not renewed.

6.	OKLAHOMA TECHNOLOGY COMMERCIALIZATION CENTER NOTE PAYABLE

The Company carries a note from the State of Oklahoma Technology Business Finance Program (OTCC loan) represented originally by a $150,000 refundable award to be repaid at two times the amount of the award.  The balance includes accrued interest (imputed at 14.27%), through September 2007.  The monthly payments were suspended in October 2008 and resumed in October 2012 in the amount of $7,500 per month. The Company repaid $22,500 in 2012 and $82,500 in 2013. The total balance due at December 31, 2013 is $132,500 with $112,500 classified as current liabilities and $20,000 classified as long-term debt. The total balance due at December 31, 2012 is $215,000 with $90,000 classified as current liabilities and $125,000 classified as long-term debt.

The aggregate minimum maturities of the note payable for each of the next two years are as follows:

2014	$112,500
2015	$20,000

Total	$132,500
7.	NOTE PAYABLE – RELATED PARTY

On September 30, 2013, the Company reclassified $13,500 deferred compensation to a note payable due to Chief Financial Officer Kendall Carpenter as stipulated in her employment agreement. The note bears a 6% interest rate and is due by September 30, 2014.  On December 31, 2013, the Company reclassified $9,000 deferred compensation to a note payable due to Kendall Carpenter as stipulated in her employment agreement. The note bears a 6% interest rate and is due by December 31, 2014. There was no unpaid accrued interest at December 31, 2013.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

8.	NOTE PAYABLE - SHAREHOLDERS

As of December 31, 2011, the Company had recorded $169,306 in notes payable to directors. During 2012, multiple directors advanced $778,300 on short-term notes bearing 12% interest rates and mature on September 30, 2012. Four directors agreed to amend their notes by $320,000 which were reclassified as long-term debt upon issuance of 2012 Convertible Debenture Series C, see note 9. During the same year, $115,000 in notes was repaid in cash and $21,075 in accrued interest was reclassified as note payable. The total amount due to multiple directors of $533,681, including accrued interest, was rolled over into new notes dated September 30, 2012. The new notes are secured by the unencumbered 75% of patent settlement license fees and provide for accrued interest at 6% payable on maturity at January 1, 2015. The total balance due at December 31, 2013 and 2012 is $533,681. The accrued interest at December 31, 2013, 2012 is $40,092 and $8,177, respectively.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is substantial and the transaction should be accounted for as an extinguishment with the old debt written off and the new debt initially  recorded at fair value with a new effective interest rate. The Company also determined that the fair value of the new debt is the same as the fair value of the old debt. Thus no gain or loss was recognized upon the extinguishment.

9.	CONVERTIBLE DEBENTURES

2010 Convertible Debenture

During November 2010, a director invested $50,000 in the Convertible Debenture Series 2010 plus Series B Warrants. The debenture bore a 2% interest rate, a maturity date of December 31, 2015 and included a warrant for the right to purchase 95,493 shares at a $.2618 exercise price with a December 31, 2015 maturity date. Upon conversion, the director was entitled to receive the number of shares of Common Stock that could be purchased with two hundred percent (200%) of the face amount of the Debentures together with accrued interest and with the Common Stock valued using the weighted average price for the five-day trading period before the notice of conversion. The debenture became convertible on June 30, 2011.   On March 1, 2012, the debenture was converted to 940,734 shares of stock. Accrued interest of $1,285 was settled in full during September, 2012.

The Company analyzed the conversion option of all the 2010 convertible debt. As discussed in Footnote 13, the Company considered derivative accounting under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.

2011 Convertible Debenture – Series A Warrants

During April 2011, the Company began offering its Convertible Debentures - Series 2011 and Series A Warrants. The Debentures bore a 12% interest rate, a maturity date of December 31, 2016 and included warrants in an amount equal to the principal amount divided by 50% of the Debenture conversion price. Total numbers of warrants attached with the convertible debentures are 18,475,827 with a exercise price equal to 50% of the debenture conversion price. Upon conversion, the holder was entitled to receive the number of shares of Common Stock that could have been purchased with 200% of the principal amount of the Debenture, together with accrued and unpaid interest and the shares valued using the weighted average price for a five-day trading period preceding the Debenture investment. The Company issued $1,675,000 in debentures in 2011 to sixteen investors. During 2012, fifteen of the sixteen investors elected to convert a total of $1,575,000 Debenture Series 2011 into 16,831,553 shares of common stock. A total of $179,312 in accrued interest on the converted debentures was settled, $16,167 in cash and $163,145 with 870,543 shares of common stock. As of December 31, 2013 and 2012, there is one outstanding debenture for $100,000. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to a convertible note payable as a discount of $1,475,000 recorded to the convertible debenture. Amortization of debt discount of $18,182 and $1,402,273 was recognized in 2013 and 2012, respectively. The remaining balance of unamortized discount is $54,545 and $72,727 at December 31, 2013 and 2012, respectively. Accrued interest outstanding on the debenture as of December 31, 2013 and 2012 are $30,429 and $18,396, respectively.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

As a result of the issuance of 2010 convertible debt to a director and because the debt became convertible on June 30, 2011, the conversion option of all other third party convertible notes became tainted. Under ASC 815-15“Derivatives and Hedging”, all other tainted share settleable instruments must be reclassified from equity to liability. As a result of the full conversion of 2010 convertible debts on March 1, 2012, the derivative treatment on these other third party convertible notes ended and the derivative liabilities for an amount of $ 683,602 must be reclassified back to equity. See discussion in Note 13.

2011 Convertible Debenture – Series B Warrants

During July 2011, the Company began offering its Convertible Debentures Series 2011 and Series B warrants. The Debentures bore a 12% interest rate, a maturity date of December 31, 2016 and included warrants in an amount equal to the principal amount divided by the Debenture conversion price. Total numbers of warrants attached with the convertible debentures are 8,961,614 with an exercise price equal to the debenture conversion price. Upon conversion, the holder was entitled to receive the number of shares of Common Stock that could have been purchased with 200% of the principal amount of the Debenture, together with accrued and unpaid interest and the shares valued using the weighted average price for a five-day trading period preceding the Debenture investment provided however, that the conversion price shall not be less than ten cents per share at any time and the conversion price shall not be more than ten cents per share for investments made prior to October 1, 2011. By resolution of the Board on December 16, 2011, the ten cent conversion price per share was extended to investments made after October 1, 2011. The Company issued $896,161 in debentures in 2011 to nineteen investors. During 2012, eighteen of the nineteen investors elected to convert a total of $846,161 Debenture Series 2011 into 16,923,227 shares of common stock. A total of $45,941 in accrued interest on the converted debentures was settled with 459,412 shares of common stock. As of December 31, 2013 and 2012 there is one outstanding debenture for $50,000. Accrued interest as December 31, 2013 and 2012 are $13,216 and $7,200, respectively.

As a result of the issuance of 2010 convertible debt to a director and because the debt became convertible on June 30, 2011, the conversion option of all other third party convertible notes became tainted. Under ASC 815-15“Derivatives and Hedging”, all other tainted share settleable instruments must be reclassified from equity to liability. As a result of the full conversion of 2010 convertible debts on March 1, 2012, the derivative treatment on these other third party convertible notes ended and the derivative liabilities for an amount of $663,160 must be reclassified back to equity. See discussion in Note 13.

2012 Convertible Debenture – Series C Warrants

On February 17, 2012, the Company began offering the Putable-Callable Debenture Series 2012 and Series C Warrants. The debentures bear interest at 8% per annum and mature on December 31, 2019. The convertible debenture is convertible at a conversion price equal to the weighted average price for the three-day trading period before the notice of conversion. The convertible note is also subject to dilutive adjustments for share issuances (full ratchet reset feature). On that date, the Company sold $500,000 of debentures to four directors of which $320,000 are converted from shareholders notes payable and invested $180,000 in new proceeds. Total numbers of warrants attached with the convertible debentures are 2,500,000 with an exercise price equal $0.1. On April 23, 2012, the directors converted $500,000 of debentures and $7,242 in accrued interest to 5,790,452 shares of restricted common stock and 2,500,000 Series C warrants were cancelled.

Because these convertible debentures have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15 “Determining whether an Instrument (or Embedded feature) is Indexed to an Entity's Own Stock”. ASC 815-40-15 require as of the date the convertible debenture issued, the derivative liability to be measured at fair value and $445,204 is recorded as a debt discount. As a result of full conversion on April 23, 2012, the derivative treatment on these convertible debentures ended and the derivative liabilities for an amount of $536,528 must be reclassified back to equity with the change in fair value of $91,324 recorded to loss on derivative liability.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

10.	STOCK OPTIONS

During 2012, 27,700,000 options were granted, 211,600 options vested and 26,595,804 were forfeited, as follows:

On May 18, 2012, five directors each received 40,000 options, for a total of 200,000 options, as compensation. The options were immediately vested with a expiration date of May 18, 2017 and a strike price of $.10. On May 18, 2012, 27,500,000 options were granted to directors and management as incentive bonuses. The options vesting schedule is tied to market performance, with strike prices ranging from $.125 and $.40, and bear a expiration date of May 18, 2018. The options are unvested at December 31, 2013.

Of the 211,600 options which vested in 2012: 49,600 have an expiration date of September 11, 2014 and a strike price of $2.21, 160,000 have an expiration date of May 18, 2017 and a strike price of $.10, and 2,000 have an expiration date of April 26, 2017 and a strike price of $.21.

Of the 26,595,804 options which were forfeited in 2012: 3,200,000 issued to directors and management had an expiration date of September 27, 2017 and a strike price of $.50, 280,000 issued to a former director had expiration dates ranging from September 11, 2014 to May 18, 2017 and strike prices ranging from $.03 to $.60, 395,804 were issued to former employees who voluntarily terminated with expiration dates ranging from September 11, 2014 and April 25, 2017 and strike prices ranging from $.21 to $2.50, and 22,720,000 were issued to former officers and employees who were not retained following the sale of Illume Mobile with expiration dates ranging from May 18, 2018 to October 6, 2017 and strike prices ranging from $0.125 and $2.50.

During 2013, no options were granted, 39,200 options vested, and 63,120 options expired, as follows:

Of the 39,200 options that vested in 2013: all had an expiration date of September 11, 2014 and a strike price of $2.21.

Of the 63,120 options that expired in 2013, expirations occurred between January 1, 2013 and July 1, 2013 and the strike prices were $.60.

The calculated value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, assuming maximum value, which values options based on the estimated fair value of the Company’s common stock at the grant date, the option strike price, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is based on the vesting period and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Stock based compensation expense of $90,020 and $94,738 was recognized in 2013 and 2012 for employee options based on the Black-Scholes computation.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

A summary of stock option activity as of December 31, 2013 and 2012 and changes during the periods then ended is presented below:

	Stock Options
	Options	Weighted Average Exercise Price
Outstanding – December 31, 2011	11,829,507	$0.52
Granted	27,700,000	$0.26
Forfeited or Expired	(26,595,804)	$0.32
Outstanding – December 31, 2012	12,933,703	$0.36
Exercisable – December 31, 2012	5,394,503	$0.51
Granted	-	$0.00
Forfeited or Expired	(63,120)	$0.60
Outstanding – December 31, 2013	12,870,584	$0.37
Exercisable – December 31, 2013	5,370,584	$0.52

Total Options outstanding and exercisable at December 31, 2013 and 2012 had an aggregate intrinsic value of $-0- and a weighted-average remaining contractual term of 2.9 and 3.7 years, respectively.

A summary of the status of the Company’s nonvested options and restricted stock as of December 31, 2013 and 2012 is presented below:

Stock Options
Nonvested Shares	Options
Nonvested - Beginning of Year 2012	6,028,450
2012 Granted	27,700,000
2012 Vested	(211,600)
2012 Forfeited	(25,977,650)
Nonvested – End of Year 2012	7,539,200
2013 Granted	-
2013 Vested	(39,200)
2013 Forfeited	( -)
Nonvested- End of Year 2013	7,500,000

As of December 31, 2013 and 2012, there was $290,938 and $380,958 unrecognized compensation cost related to nonvested share-based compensation arrangements under the stock bonus plan. The weighted-average remaining vesting period is 3 years.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

11.	COMMON STOCK WARRANTS

During 2012, 5,000,000 warrants were issued and 8,666,680 were expired, as follows:

In February 2012, investors in the Putable-Callable Debenture Series 2012 and Series C warrants acquired 2,500,000 common stock purchase warrants with a strike price of $.10. The warrants with a fair value of $237,500 were cancelled in April 2012 when the investors elected to convert the debentures to common stock. See Note 9.

In March 2012, investors in the 2012 Common Stock Private Offering acquired 2,500,000 Series C warrants. The warrants remain outstanding and expire December 31, 2017 and bear a $0.15 strike price.

During 2013 no warrants were issued or expired.

The following table summarizes information about outstanding warrants at December 31, 2013:

Year Issued	Number Outstanding	Remaining Contractual Life in Years	Number Currently Exercisable	Weighted Average Exercise Price
2009	21,682,372	.6	21,682,372	$0.10
2010	10,236,227	0.9	10,236,227	$0.10
2011	29,680,086	3.0	29,680,086	$0.10
2012	2,500,000	4.0	2,500,000	$0.15
Total	64,098,685	1.9	64,098,685	$0.10

12.	SHAREHOLDERS’ EQUITY

Shares issued for convertible notes:

During the year ended December 31, 2012, convertible debt of $2,971,161 along with accrued interest of $216,330 were converted into 41,815,921 common shares. See Note 9.

Shares issued for services:

During the year ended December 31, 2013, the Company issued 6,100,690 shares of common stock to employees and directors as compensation. The shares were valued at the market price on the respective dates of issuance, and the fair value of the shares was determined to be $140,000.

During the year ended December 31, 2012, the Company issued 15,523,747 shares of common stock to employees and third party consultants as compensation. The shares were valued at the market price on the respective dates of issuance, and the fair value of the shares was determined to be $779,168. The Company cancelled 62,666 unvested shares valued at $627 in various stock bonus programs upon the voluntary termination of several former employees.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

Shares issued in exchange for available-for-sale securities

During the year ended December 31, 2013, the Company issued 2,500,000 shares of restricted common stock to MEDL Mobile Holdings, Inc. in exchange for 147,692 shares of MEDL stock. The shares issued were valued at the fair market value of MEDL stock on the agreement date, which is $58,338. See Footnote 3.

Shares issued for cash

During the year ended December 31, 2012, the Company issued 2,500,000 shares of restricted common stock in a 2012 Private Stock Sale for $250,000 cash.

13.	DERIVATIVE LIABILITIES

2010 Convertible Debenture

The Company issued a $50,000 2010 Convertible Debenture which became convertible on June 30, 2011.

As discussed in Note 9, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the above convertible debentures. The fair value of the instruments was determined by using Black-Scholes option-pricing model, assuming maximum value.

As a result of full conversion on March 1, 2012, under ASC 815- 15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of the instruments related to the 2010 convertible debenture was $40,182 and was recognized as loss on derivative and reclassified out of liabilities to equity.

2011 Convertible Debenture

The Company issued $1,675,000 and $896,161 in 2011 Convertible Debenture – Series A and B, respectively. As discussed in the Note 9, as a result of the issuance of 2010 convertible debt to a director and because the debt became convertible on June 30, 2011, the conversion option of all other third party convertible notes became tainted. On March 1, 2012 the 2010 convertible debenture was fully converted to common stock, the conversion feature of these other convertible debts was no longer tainted. Under ASC 815-15 “Derivatives and Hedging”, the conversion feature of these other convertible debts must be measured at fair value on termination date with the change in fair value recorded to earnings. The fair value of the conversion feature on these other convertible debts on March 1, 2012 was $1,346,762 and was recognized as loss on derivative and reclassified out of liabilities to equity. The fair value of the instruments was determined by using Black-Scholes option-pricing model, assuming maximum value.

2012 Convertible Debenture

As discussed in note 9 on February 17, 2012, the Company issued $500,000 in 2012 Convertible Debenture Series C which had a reset to its conversion price. Under ASC 815-40-15 “Determining whether an Instrument (or Embedded feature) is Indexed to an Entity's Own Stock”, on the date the convertible debenture issued, the derivative liability was measured at fair value. The fair value of the conversion feature was determined to be $445,204 and was recognized as debt discount.

As a result of full conversion on April 23, 2012, the derivative treatment on these convertible debentures ended, the instruments are re-measured at fair value at the date of termination with the change in fair value recorded to earning. The fair value of the instrument was $536,528 and was re-classified out of liabilities to equity. The change in fair value of $91,324 was recognized as loss on derivative. Also the debt discount of $445,204 was fully amortized. The fair value of the instruments was determined by using Black-Scholes option-pricing model, assuming maximum value.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

Warrants

The Company had 67,765,365 warrants outstanding on December 31, 2011. On March 1, 2012, as a result of full conversion of the 2010 convertible debentures, under ASC 815- 15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of the instruments related to the warrants was $2,507,317 and was recognized as loss on derivative and reclassified out of liabilities to equity. The fair value of the instruments was determined by using Black-Scholes option-pricing model, assuming maximum value.

The Company issued 2,500,000 in warrants on February 17, 2012 which was during the period the 2010 Debenture created derivative accounting. Therefore, the Company recorded $195,000 as derivative liability on the issuance date and was reclassified out of equity to liabilities. On March 1, 2012, as a result of full conversion of the 2010 convertible debentures, under ASC 815- 15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of the instruments related to the warrants was $237,500 and was reclassified out of liabilities to equity. The change in fair value of $42,500 was recognized as loss on derivative. The fair value of the instruments was determined by using Black-Scholes option-pricing model, assuming maximum value.

The following table summarizes the derivative liabilities included in the balance sheet:

Balance at December 31, 2011	$0
Record derivative liability as debt discount	445,204
Change in fair value of derivative liability	4,028,085
Settlement of derivative liability due to conversion of related notes	(4,473,289)
Balance at December 31, 2012	$0

14.	INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

During the years ended December 31, 2013 and 2012, the Company incurred net losses, and, therefore, had no tax liability. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $13,576,705 and $13,586,303 for 2013 and 2012, respectively and will begin expiring in 2023.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

	December 31, 2013	December 31, 2012
Net operating loss carry-forwards	$4,616,080	$4,619,343
Valuation allowance	(4,616,080)	(4,616,343)
	$-0-	$-0-

15	.COMMITMENTS AND CONTINGENCIES

At December 31, 2013, the Company has no obligation under any operating leases.

As of March 28, 2014, the Company is not a party to any lawsuits.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

The Company entered into an employment agreement on October 23, 2012 with its CFO, Kendall Carpenter. The agreement provides for an annual base salary of $150,000 and an annual cash salary of at least $96,000 with the difference between the base salary and actual cash salary rolled into short term notes which accrue interest at 6% per annum. On September 30, 2013, the Company issued a $13,500 note to Ms. Carpenter with a due date of September 30, 2014. On December 31, 2013, the Company issued a $9,000 note to Ms. Carpenter with a due date of December 31, 2014. The Company paid Ms. Carpenter $489 in interest during 2013 and there was no accrued interest due at December 31, 2013.

Rent expense in 2012 was $110,462.  The Company’s office lease was assumed by DecisionPoint Systems, Inc. on July 31, 2012 following their purchase of Illume Mobile. Due to the small number of employees, we no longer maintain a physical workspace, but allow our employees to work remotely.

16	.CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its receivables. At December 31, 2013, accounts receivable from one patent licensee comprised approximately 50% of the company’s total accounts receivable-trade. Revenues from twenty-six customers approximated 97% of total revenues for 2013. At December 31, 2012, accounts receivable from three patent licensees comprised approximately 74% of the Company’s total accounts receivable-trade. Revenues from twenty-eight customers approximated 77% of total revenues for 2012.

17.	DISCONTINUED OPERATIONS PURSUANT TO THE SALE OF ILLUME MOBILE ASSETS

In July 2012, the Company began negotiations with DecisionPoint Systems, Inc. to sell the Illume Mobile assets and operations. On July 31, 2012 (the “Closing Date”), MacroSolve, Inc. (the "Company”) entered into an asset purchase agreement (the “Purchase Agreement”) with DecisionPoint Systems, Inc. (the “Buyer”). Pursuant to the Purchase Agreement, effective on the Closing Date, the Company sold substantially all of the assets relating to its Illume Mobile business, for a purchase price of $948,000, of which $250,000 was paid in cash and $698,000 was paid in the form of 617,284 shares of the Buyer’s common stock (valued at $1.13 per share based on the fair value on closing date).

The Company has the right to receive an earn-out payment from the Buyer (the “Earn-Out Payment”) of up to $500,000 (of which 50% will be paid in cash, and 50% will be paid in shares of common stock of the Buyer, valued at the last closing price of the Buyer’s common stock on the one year anniversary of the Closing Date). The Earn-Out Payment is incremental based upon net revenues. If net revenue is $3,000,000 or more, the entire Earn-Out Payment will be due. During 2013, the Company determined that the Earn-Out payment was not achieved.

In connection with the Purchase Agreement, on the Closing Date, the Company and the Buyer entered into a patent license agreement (the “License Agreement”), pursuant to which the Company granted the Buyer a non-exclusive license under a patent held by the Company pertaining to information collection using mobile computers (the “Licensed Patent”) to make, have made, sell, offer for sale or import any product or service which in the absence of the License Agreement would infringe at least one claim of the Licensed Patent (including specifically the Company’s ReForm™ Development Platform) in and into the United States and to practice the Licensed Methods (as defined in the License Agreement), in the United States, during the term of the Licensed Patent. The Buyer agreed to pay the Company a licensing fee/royalty payment of (i) 7.5% of Net Revenues (as defined in the License Agreement) received from the sale of Software Products (as defined in the License Agreement) and/or Licensed Methods, and (ii) 5% of Net Revenues from the sale of Custom Development Services (as defined in the License Agreement). The Company also granted the Buyer an option to purchase a non-exclusive perpetual license under the Licensed Patent at a purchase price of $500,000. The Company has received approximately $97,684 in royalties through December 31, 2013.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

The following table summarized the book value of the assets sold and liabilities assumed by DecisionPoint Systems, Inc. at the acquisition date.

Cash received	$250,000
Stock received	$698,000

Liabilities assumed by DecisionPoint Systems, Inc.
Accrued liabilities	$25,000
Accounts payable	$13,838
Deferred revenue	$36,971

Assets sold to DecisionPoint Systems, Inc.
Prepaid expenses	$(14,885)
Property and Equipment, net	$(83,507)
Software development costs	$(1,019,480)
Accounts receivable	$(12,475)
Loss on sales of discontinued operations	$(106,538)

The following table summarized the results of discontinued operations for the year ended December 31, 2012.

Year Ended
December 31, 2012
Revenue	$637,507
Cost of revenues	$351,654
Gross profit	$285,853
General and administrative expense	$2,383,793
Loss from discontinued operations	$(2,097,940)

18.	Restatement

During the course of the re-audit of 2012, errors were discovered in previously reported asset, liability, equity, revenue and expense accounts, further described as follows:

a.
In July 2012, the Company recorded $500,000 in unearned income related to the potential earn-out after twelve months associated with the sale of Illume Mobile.  The earn-out was not achieved during 2013, so the original balance sheet entry was reversed effective July 31, 2012.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

b.
As part of the sale of Illume Mobile on July 31, 2012, the Company received $750,000 in common stock of DecisionPoint Systems, Inc. with the number of shares determined by a twenty day value-weighted average computation (VWAP). The actual fair market value of the shares on July 31, 2012 was less than the twenty-day VWAP, resulting in a $52,000 reduction in the originally-recorded value of the investment in DecisionPoint Systems, Inc. common stock.

c.
On December 31, 2012, the Company valued its investment in DecisionPoint based on the VWAP for the fourth quarter. The actual fair market value of the shares on December 31, 2012 was less than the fourth quarter VWAP, resulting in a $34,048 reduction in the originally-reported investment on that date offset by the Other Comprehensive Income account.

d.
The Company previously recorded $9,909 on December 31, 2012 in liability related to fourth quarter 2012 stock based compensation for shares that were issued in January 2013 and recorded as expense at the recipients’ taxable basis. These shares were restated as issued in 2012, the offsetting liability of $9,909 was reversed, and $23,318 was recognized as an increase in common stock and $23,319 was recognized as additional paid in capital. Also $8,073 of accrued interest was re-classified from long term debt to accrued liabilities.

e.
The outstanding 2011 Convertible Debenture Series A was determined to have been issued at a discount, resulting in a $72,727 contra liability to the debenture liability. Also additional $1,475,000 was recorded as additional paid-in capital for debt discount recorded for beneficial conversion feature and $1,402,273 was recorded as interest expense for amortization of debt discount.

f.
In 2012, the Company issued 1,850,000 shares of stock to a financial advisory service firm in exchange for services valued at $168,000. The actual fair market value of the shares on the date issued was $30,950 greater resulting in an increase in additional paid-in capital and G&A expense.

g.
 The Company issued 750,000 shares to another financial advisory service firm in 2012 in exchange for services valued at $45,000. The actual fair market value of the shares on the date issued was $24,000 greater resulting in an increase in additional paid in capital and G&A.

h.
 The Company discovered $12,574 in legal and travel expenses that had been charged to additional paid-in capital as financing expenses which should have been charged to G&A expense and reclassified that amount to expense.

i.
The Company previously recorded first, second and third quarter 2012 stock based compensation as expense at the recipients’ taxable basis. As a result, an additional $356,369 was recorded as additional paid-in capital and G&A expense.

j.
The Company issued 7,500,000 options in 2012 which only vest under certain market conditions which have not been met but did not record an expense for the options. Under ASC 718, these unvested options have been recorded with a $94,738 increase in additional paid-in capital and G&A expense.

k.
Under ASC 815-15, the 2010 Debenture which didn’t convert until March 2012 had a conversion feature which caused the 2011 Debenture Series A, 2011 Debenture Series B instruments to be deemed derivative instruments as well as warrants outstanding at that date. Under ASC 815, the 2012 Debenture Series C is deemed to be derivative instrument due to a reset provision in the conversion price. As a result, the Company recorded $4,028,085 as loss on derivative liability, $4,473,289 as derivative liabilities written off to additional paid-in capital and $445,204 to interest expense for amortization of debt discount.

l.
The Company previously reported the operations of Illume Mobile as continuing operations from January 1, 2012 through June 30, 2012. Illume Mobile’s 2012 $2,204,478 loss from operations has been restated resulting in a reclassifications of net revenues, cost of revenues, operating expenses and G&A expenses to discontinued operations.

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

The restatements as of December 31, 2012 are as follows:

	As of December 31, 2012
	As Reported		Adjustments	Restated

Cash	$659,204		$-	$659,204
Accounts receivable - trade	74,056		-	74,056
Prepaid expenses and other	519,330	a	(500,000)	19,330
Net property and equipment	2,189		-	2,189
Available-for-sale investment - DecisionPoint Systems, Inc.	579,875	b, c	(86,048)	493,827
Intangible assets, net of amortization	64,227			64,227
TOTAL ASSETS	$1,898,881		$(586,048)	$1,312,833

Note Payable - Oklahoma Technology Commercialization Center- Current	$90,000		$-	$90,000
Accounts payable - trade and accrued liabilities	84,062	d	(1,836)	82,226
Unearned income	500,000	a	(500,000)	-
TOTAL LONG-TERM DEBT, less current maturities	816,752	d, e, k	(80,798)	735,954
TOTAL LIABILITIES	1,490,814		(582,634)	908,180

Common stock	1,798,320	d	23,318	1,821,638
Additional paid-in capital	13,230,111	d, e, f, g, h, i, j, k	6,490,208	19,720,319
Accumulated other comprehensive income	(170,125)	c	(34,048)	(204,173)
Accumulated deficit	(14,450,239)		(6,482,892)	(20,933,131)
TOTAL STOCKHOLDER'S EQUITY	408,067		(3,414)	404,653

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,898,881		$(586,048)	$1,312,833

	As of December 31, 2012
	As Reported		Adjustments	Restated
Net revenues	$2,988,393	l	$(554,648)	$2,433,745
Cost of revenues	1,305,853	l	(275,868)	1,029,985
Gross profit	1,682,540		(278,780)	1,403,760

General and administrative expense	3,025,071	d, f, g, h, i, j, l	(1,593,202)	1,431,869

Loss from operations	(1,342,531)		1,314,422	(28,109)

Total other expense	(238,906)	e, k	(5,787,444)	(6,026,350)

Net loss from continuing operations	(1,581,437)		(4,473,022)	(6,054,459)

DISCONTINUED OPERATIONS	(194,608)	b, l	(2,009,870)	(2,204,478)

NET LOSS	(1,776,045)		(6,482,892)	(8,258,937)

OTHER COMPREHENSIVE INCOME	(170,125)	c	(34,048)	(204,173)

COMPREHENSIVE LOSS	$(1,946,170)		$(6,516,940)	$(8,463,110)

MACROSOLVE, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

19.	Subsequent Event

On March 7, 2014, the United States Patent and Trademark Office (“USPTO”) sent the Company an office action related to an ex parte reexamination of the Company’s 7,822,816 patent, which rejected all the claims in the patent (the “USPTO Office Action”). The Company has two months to file a request for the patent examiners to reconsider the USPTO Office Action. As a result of the USPTO Office Action, the Company has withdrawn all outstanding litigation relating the ‘816 patent without prejudice, which will allow it to refile such pending suits if the USPTO Office Action is rescinded or the Company’s rights under the ‘816 patent are restored. The Company will be unable to pursue any new lawsuits until the USPTO Office Action is resolved.  The Company is presently conferring with its legal counsel and evaluating its options with regard to the USPTO Office Action.