Form 10-Q
period 2014-03-31
DRONE AVIATION HOLDING CORP.
filed 2014-05-08
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-150332

DRONE AVIATION HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	46-5538504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of May 5, 2014 there were 3,920,329 shares of the registrant’s common stock outstanding.

DRONE AVIATION HOLDING CORP.

DRONE AVIATION HOLDING CORP.		(
(FKA MACROSOLVE, INC.)
BALANCE SHEETS

	3/31/2014	12/31/2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$572,041	$706,211
Accounts receivable - trade	20,442	38,791
Prepaid expenses and notes receivable	18,440	32,594

Total current assets	610,923	777,596

PROPERTY AND EQUIPMENT, at cost:	4,237	4,237
Less - accumulated depreciation and amortization	(1,767)	(1,586)

Net property and equipment	2,470	2,651

OTHER ASSETS:
Available-for-sale investment - DecisionPoint Systems, Inc.	253,086	324,190
Available-for-sale investment - MEDL Mobile Holdings, Inc.	31,017	39,537
Available-for-sale Investment - Endexx Corporation	31,250	7,675
Intangible assets, net of amortization	69,520	70,223

Total other assets	384,873	441,625

TOTAL ASSETS	$998,266	$1,221,872

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note Payable - Oklahoma Technology Commercialization Center- Current	$110,000	$112,500
Accounts payable - trade and accrued liabilities	157,908	181,172
Note payable - Related party	22,500	22,500

Total current liabilities	290,408	316,172

LONG-TERM DEBT, less current maturities
Note Payable - Shareholders	533,681	533,681
Note Payable - Oklahoma Technology Commercialization Center	-	20,000
Convertible debentures, net of discount of $50,000 and $54,545 respectively	100,000	95,455
Total long-term debt, less current maturities	633,681	649,136

TOTAL LIABILITIES	$924,089	$965,308

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized 10,000,000 shares;
0 shares issued and outstanding, at
March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $.01 par value; authorized 500,000,000 shares;
issued and outstanding 198,219,132 and 190,764,586 shares, at
March 31, 2014 and December 31, 2013, respectively	1,982,191	1,907,645
Additional paid-in capital	19,946,750	19,922,670
Accumulated other comprehensive income	(455,985)	(399,936)
Accumulated deficit	(21,398,779)	(21,173,815)

Total stockholders' equity	74,177	256,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$998,266	$1,221,872

The accompanying notes are an integral part of these unaudited financial statements.

DRONE AVIATION HOLDING CORP.
(FKA MACROSOLVE, INC.)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
	For the Quarters Ended
For the Quarters Ended March 31,	3/31/2014	3/31/2013
		(Restated)

Revenues	$134,808	$666,098

Cost of revenues	99,557	279,047

Gross profit	35,251	387,051

General and administrative expense	244,660	182,043

Income (loss) from operations	(209,409)	205,008

Other income (expense)
Interest income	1,929	212
Interest expense	(17,484)	(17,096)

Total other expense	(15,555)	(16,884)

NET INCOME (LOSS)	(224,964)	188,124

OTHER COMPREHENSIVE INCOME, net of tax
Unrealized holding gain (loss) arising during the period	(56,049)	244,699

COMPREHENSIVE INCOME (LOSS)	$(281,013)	$432,823

INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS:
Net income (loss)	$(224,964)	$188,124

Income (loss) allocable to common stockholders	$(224,964)	$188,124

Weighted average number of common shares outstanding - basic and diluted	190,764,586	182,802,785

Basic and diluted net income (loss) per share	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

DRONE AVIATION HOLDING CORP.
( FKA MACROSOLVE, INC.)
STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Quarters Ended March 31,	3/31/2014	3/31/2013
OPERATING ACTIVITIES:		(Restated)
Net (loss) income	$(224,964)	$188,124
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	884	841
Stock issued for services	38,500	-
Amortization of debt discount	4,545	4,545
Equity based compensation	43,500	26,501
Option expense	16,626	-
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable - trade	18,349	(267,743)
Decrease in prepaid expenses and other	14,154	7,726
(Decrease) increase in accounts payable - trade and
accrued liabilities	(23,264)	113,101

Net cash provided by (used in) operating activities	(111,670)	73,095

INVESTING ACTIVITIES:
Purchase of equipment	-	(1,467)
Disposal of equipment	-	435
Patent application fees	-	(6,134)

Net cash used in investing activities	-	(7,166)

FINANCING ACTIVITIES:
Repayments of notes payable	(22,500)	(22,500)

Net cash (used in) provided by financing activities	(22,500)	(22,500)

NET (DECREASE) INCREASE IN CASH	(134,170)	43,429

CASH, beginning of period	706,211	659,204

CASH, end of period	$572,041	$702,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarters ended March 31:
Interest	$-	$-
Income taxes	$-	$-
Noncash investing and financing activities for the quarters ended March 31:
Stock issued in exchange for available-for-sale securities	$-	$58,338
Change in fair value for available-for-sale securities	$(56,049)	$244,699

The accompanying notes are an integral part of these unaudited financial statements.

Drone Aviation Holding Corp.
(FKA MacroSolve, Inc.)
Notes to Interim Unaudited Financial Statements

For the Period Ended March 31, 2014

1.    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The financial statements as of December 31, 2013 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2013.

2.    INVESTMENT IN DECISIONPOINT SYSTEMS, INC.
As further described in the 2013 10K, on July 31, 2012, the Company sold the Illume Mobile assets and operations to DecisionPoint Systems, Inc. (DPSI) for $250,000 cash and 617,284 shares of DPSI stock. The shares were recorded at fair value on July 31, 2012 of $698,000. In accordance with ASC 320, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. The shares were valued at fair value of $253,086 and $324,190 at March 31, 2014 and December 31, 2013, respectively, with the decrease in fair value of $71,104 at March 31, 2014 recorded in Other Comprehensive Income.

3.    INVESTMENT IN MEDL MOBILE HOLDINGS, INC.
As further described in the 2013 10K, on March 8, 2013, the Company entered into an agreement with MEDL Mobile Holdings, Inc. (MEDL) to bring forth a program that offers access to the Company’s ‘816’ patent to app developers. MEDL received the right to grant a license to its clients on a ‘per install’ basis on a revenue sharing arrangement with the Company. As a part of the agreement, each Company received $50,000 worth of the other’s stock with the price per share determined by the Volume Weighted Average Price (“VWAP”) for each stock for the last twenty trading days prior to execution of the agreement. The Company received 147,692 shares of MEDL stock priced at $0.34 per share and MEDL received 2,500,000 shares of the Company’s stock priced at $0.02 per share. The shares were recorded at fair value on March 8, 2013 of $58,338. In accordance with ASC 320, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. The shares were valued at fair value of $31,017 and $39,537 at March 31, 2014 and December 31, 2013, respectively, with the decrease in fair value of $8,520 at March 31, 2014 recorded in Other Comprehensive Income.

4.    INVESTMENT IN ENDEXX CORPORATION

As further described in the 2013 10K, on June 5, 2013, the Company entered into six month agreement with Endexx Corporation (EDXC) to coordinate business planning, investor interests and intellectual property for a mobile app venture that uniquely addresses advertising market analytics. Additionally, Endexx received a variable limited ‘816’ license during the course of the business advisory engagement while its app is in development with the agreement that a permanent license will be negotiated upon completion.  Endexx paid the Company $15,000 compensation by issuing 125,000 shares of EDXC restricted stock priced at $.12 per share. The shares were recorded at fair value on June 5, 2013 for an amount of $15,000. In accordance with ASC 320, the stock is classified as available-for-sale equity and the unrealized market gains or losses are recorded as Other Comprehensive Income. The shares were valued at fair value of $31,250 and $7,675 at March 31, 2014 and December 31, 2013, respectively, with the increase in fair value of $23,575 at March 31, 2014 recorded in Other Comprehensive Income.

5.    NOTE PAYABLE – RELATED PARTY

On September 30, 2013, the Company reclassified $13,500 deferred compensation to a note payable due to Chief Financial Officer Kendall Carpenter as stipulated in her employment agreement. The note bears a 6% interest rate and is due by September 30, 2014.  On December 31, 2013, the Company reclassified $9,000 deferred compensation to a note payable due to Kendall Carpenter as stipulated in her employment agreement. The note bears a 6% interest rate and is due by December 31, 2014. There was $473 accrued interest at March 31, 2014. The note and accrued interest was paid in full in April, 2014.

6.    OKLAHOMA TECHNOLOGY COMMERCIALIZATION CENTER
The Company is repaying $7,500 per month, or $22,500 through the first three months of 2014, on its refundable award from the State of Oklahoma Technology Business Finance Program. The note payable has an outstanding balance of $110,000 and $132,500 at March 31, 2014 and December 31, 2013, respectively.

7.    NOTE PAYABLE - SHAREHOLDERS
As of December 31, 2013, the Company had recorded $533,681 in notes payable to shareholders. The total outstanding balance remains the same as of March 31, 2014.

8.    CONVERTIBLE DEBENTURES
As of December 31, 2013, the Company had recorded $95,455 net of discount of $54,545 in convertible debentures. During the three months ended March 31, 2014, $4,545 was recorded as amortization expense. The convertible debentures had an outstanding balance of $100,000 net of discount of $50,000 at March 31, 2014.

9.   SHAREHOLDERS’ EQUITY

The Company issued a total of 7,454,546 common shares in the three months ended March 31, 2014, described further as follows:

The Company issued a total of 727,273 shares of common stock to its two independent directors in March 2014 for their first quarter compensation valued at $4,000 per director.

The Company issued 3,227,273 shares of common stock in March 2014 to a management employee in lieu of $35,500 cash compensation for services rendered in the first quarter of 2014.

The Company issued 3,500,000 shares of common stock in March 2014 to its law firm in lieu of $38,500 cash for services related to a change in control event.

All the common shares issued in the three months ended March 31, 2014 were valued at the market price on the respective date of issuance.

During the three months ended March 31, 2014, the Company recognized $16,626 equity based compensation for options that were issued in prior years and vested in the current quarters.

10.   RESTATEMENT

During the course of the re-audit of 2012 and audit of 2013, errors were discovered in previously reported asset, liability, equity, revenue and expense accounts which affected the balances of the first quarter of 2013. As a result, certain items in the Balance Sheet, Statement of Operations and Comprehensive Loss, and Statement of Cash Flows for the quarter ended March 31, 2013 have been restated. The total restated assets are $1,925,641 which is $6,160 greater than $1,919,481 total assets originally reported due to corrections in the recorded values of investments held for resale. The total liabilities as restated are $1,003,326 which is $69,201 less than the $1,072,527 originally reported primarily due to recognition of debt discounts. The total stockholders’ equity as restated is $922,315 which is $75,361 greater than the $846,954 originally reported due to the net effect of corrections in the recorded value of stock based compensation. Net income as restated for the first quarter of 2013 is $188,124 is $30,025 less than $218,149 net income as previously reported primarily due to amortization of debt discount, amortization of options expense and adjustments to expenses related to stock based compensation.

11.    SUBSEQUENT EVENTS

On April 17, 2014, the Company entered into a series of exchange agreements with certain holders of convertible debentures and promissory notes in the principal face amount of $683,680 and accrued interest of $97,306 previously issued by the Company.  Pursuant to the Exchange Agreements, the Holders exchanged the Notes and relinquished any and all other rights they may have pursuant to the Notes in exchange for 595,000 shares of newly designated Series C Convertible Preferred Stock, 324,671 shares of newly designated Series D Convertible Preferred Stock and 156,231 shares of newly designated Series D-1 Convertible Preferred Stock.  Such exchanges were conducted pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Series C Preferred, Series D Preferred, Series D-1 Preferred

Pursuant to Certificate of Designations, the Company designated 595,000 shares of its blank check preferred stock as Series C Preferred, 324,671 shares of its blank check preferred stock as Series D Preferred, and 156,231 shares of its blank check preferred stock as Series D-1 Preferred. Each share of preferred stock has a stated value of $0.01977775 per share. In the event of a liquidation, dissolution or winding up of the Company, each share of Series C, D and D-1 Preferred Stock will be entitled to a payment as set forth in the applicable Certificate of Designation. The Series CPreferred  Stock is convertible into such number of shares of the Company’s common stock equal to such number of shares of Series C Preferred being converted multiplied by 100 and divided by the stated value.  The Series D Preferred is convertible into such number of shares of Common Stock equal to such number of shares of Series D Preferred being converted divided by the stated value. The Series D-1 Preferred is convertible into such number of shares of Common Stock equal to such number of shares of Series D-1 Preferred being converted divided by the stated value.  Each share of Series C, D and D-1 Preferred entitles the holder to vote on all matters voted on by holders of Common Stock as a single class. With respect to any such vote, each share of preferred entitles the holder to cast such number of votes equal to the number of shares of Common Stock such share of preferred is convertible into at such time, but not in excess of the conversion limitations set forth in the applicable Certificate of Designation. The Series C, D and D-1 Preferred will be entitled to dividends to the extent declared by the Company.

Resignations

On April 17, 2014, Mr. James C. McGill resigned as Chief Executive Officer, and President of the Company as well as his position serving on the Company’s Board of Directors.  Also on April 17, 2014, Messrs. David Humphrey and John Clerico resigned their positions serving on the Company’s Board of Directors. In submitting their resignations, Messrs. McGill, Humphrey and Clerico did not express any disagreement with the Company on any matter relating to the registrant’s operations, policies or practices.

Appointment of New Interim President and Director

Effective April 17, 2014, the Company appointed Michael Haas to serve as the Company’s interim President and to serve on the Company’s Board of Directors.  The Company agreed to pay Mr. Haas $2,500 a month for his services.

Submission of Matters to a Vote of Security Holders

On April 14, 2014, shareholders representing a majority of the then issued and outstanding shares of the Company’s Common Stock entitled to vote thereon approved a plan of merger pursuant to which the Company would merge with a newly created wholly-owned Nevada subsidiary for the purpose of reincorporating the Company to the State of Nevada (the “Reincorporation”). Pursuant to the Reincorporation, the shareholders approved a share consolidation, whereby holders of the Company’s common stock would receive one share of common stock, par value $0.0001 per share of the Nevada subsidiary for every 50.56186 shares of the Company’s Common Stock, other than shares of Common Stock that are owned by stockholders exercising appraisal rights.

Cancellation of Options and Warrants

On April 17, 2014, management, directors and debenture holders agreed to the cancellation of 29,537,115 warrants with strike prices between $.2618 and $.063 and 9,759,255 options with exercise prices between $2.50 and $.033.

Entry Into a Material Definitive Agreement

Effective April 30, 2014, Macrosolve, Inc.entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Drone Aviation Holding Corp., pursuant to which Macrosolve merged with and into Drone Aviation Holding Corp. for the purpose of reincorporating the Company in the State of Nevada . Pursuant to the Merger, every 50.56186 shares of common stock of Macrosolve, other than shares that are owned by stockholders exercising appraisal rights, were converted into one share of common stock, par value $0.0001, of Drone, with the same rights, powers and privileges as the shares prior to such conversion (such exchange ratio, the “Merger Exchange Ratio”).

Pursuant to the Merger Agreement, (i) each share of Series C Convertible Preferred Stock of Macrosolve, other than shares that are owned by stockholders exercising appraisal rights, were converted into one share of Series A Convertible Preferred Stock of the Company, (ii) each share of Series D Convertible Preferred Stock of Macrosolve, other than shares that are owned by stockholders exercising appraisal rights, were converted into one share of Series B Convertible Preferred Stock of the Company, and (iii) each share of Series D-1 Convertible Preferred Stock of Macrosolve, other than shares that are owned by stockholders exercising appraisal rights, were converted into one share of Series B-1 Convertible Preferred Stock of the Company

Prior to the Merger, Macrosolve had 198,219,132 shares of common stock issued and outstanding. Subsequent to the Merger, as a result of the Merger Exchange Ratio described above, the Company has approximately 3,920,329 shares of common stock issued and outstanding.

Unregistered Sales of Equity Securities

On April 29, 2014, prior to the Merger, Macrosolve sold an aggregate of $120,000 of its preferred stock to an accredited investor. Pursuant to the Subscription Agreement, upon consummation of the Merger, the Company would designate 355,000 shares of preferred stock, $0.0001 par value per share, as Series C Convertible Preferred Stock.  On May 1, 2014, subsequent to consummation of the Merger, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock with the Secretary of State of the State of Nevada and issued the shares to the Investor.

Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time into one hundred (100) shares of the Company’s common stock, par value $0.0001 per share, and has a stated value of $0.0001.  Such conversion ratio is subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   The Company is prohibited from effecting the conversion of the Series C Preferred Stock to the extent that, as a result of such conversion, the holder will beneficially own more than 4.99% (or, if such limitation is waived by the holder upon no less than 61 days prior notice, 9.99%) in the aggregate of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series C Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe.” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the mobile computing industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 28, 2014.

Business Overview

Drone Aviation Holding Corp. (“Drone Aviation,” “we,” “us,” or the “Company”) is a Nevada corporation formed on April 17, 2014 as a wholly owned subsidiary of MacroSolve, Inc., an Oklahoma corporation (“MacroSolve”).  As discussed in detail below under “Recent Developments”, effective April 30, 2014, MacroSolve merged with and into Drone Aviation, with Drone Aviation as the surviving entity, for purposes of moving the Company’s state of incorporation from Oklahoma to Nevada (the “Redomestication”).  Any references to “Drone Aviation,” “we,” “us,” or the “Company” or any similar references relating to periods before the Redomestication shall be construed as references to MacroSolve, being the previous parent company of Drone Aviation.

We are focused on intellectual property licensing, enforcement of our patent in the mobile app space and other patent services.  Due to the small number of employees, we no longer maintain a physical workspace, but allow our employees to work remotely.  Our mailing address is 9521-B Riverside Parkway, #134, Tulsa, Oklahoma 74137.

Starting in March 2011, we began protecting our intellectual property rights against entities we identified as infringing our patent claims. This process was halted in March 2014 as a result of the USPTO Office Action, discussed below under “Recent Developments”.  In October 2010, we received U.S. patent #7,822,816, which we refer to as the ‘816 patent, which covers certain mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer. Complaints were filed against 101 defendants.  Out of these lawsuits, we received 68 settlements in the form of non-exclusive, perpetual paid-up licenses for licensed products or royalties based on a percentage of revenue.  Our objective in these enforcement actions was not to monopolize or prevent other companies from competing; it was to get a return on our investment in the intellectual property.

Recent Transactions

USPTO Office Action

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

Submission of Matters to a Vote of Security Holders

On April 14, 2014, shareholders representing a majority of the then issued and outstanding shares of the Company’s Common Stock entitled to vote thereon approved a plan of merger pursuant to which the Company would merge with a newly created wholly-owned Nevada subsidiary for the purpose of the Redomestication. Pursuant to the Redomestication, the shareholders approved a share consolidation, whereby holders of the Company’s common stock would receive one share of common stock, par value $0.0001 per share of the Nevada subsidiary for every 50.56186 shares of the Company’s Common Stock, other than shares of Common Stock that are owned by stockholders exercising appraisal rights.

Debt Exchange for Preferred Stock

On April 17, 2014, the Company entered into a series of exchange agreements with certain holders of convertible debentures and promissory notes in the principal face amount of $683,680 and accrued interest of $97,306 previously issued by the Company.  Pursuant to the Exchange Agreements, the Holders exchanged the Notes and relinquished any and all other rights they may have pursuant to the Notes in exchange for 595,000 shares of newly designated Series C Convertible Preferred Stock, 324,671 shares of newly designated Series D Convertible Preferred Stock and 156,231 shares of newly designated Series D-1 Convertible Preferred Stock.  Such exchanges were conducted pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Series C Preferred, Series D Preferred, Series D-1 Preferred

Pursuant to Certificate of Designations, the Company designated 595,000 shares of its blank check preferred stock as Series C Preferred, 324,671 shares of its blank check preferred stock as Series D Preferred, and 156,231 shares of its blank check preferred stock as Series D-1 Preferred. Each share of preferred stock has a stated value of $0.01977775 per share. In the event of a liquidation, dissolution or winding up of the Company, each share of Series C, D and D-1 Preferred Stock will be entitled to a payment as set forth in the applicable Certificate of Designation. The Series C Preferred  Stock is convertible into such number of shares of the Company’s common stock equal to such number of shares of Series C Preferred being converted multiplied by 100 and divided by the stated value.  The Series D Preferred is convertible into such number of shares of Common Stock equal to such number of shares of Series D Preferred being converted divided by the stated value. The Series D-1 Preferred is convertible into such number of shares of Common Stock equal to such number of shares of Series D-1 Preferred being converted divided by the stated value.  Each share of Series C, D and D-1 Preferred entitles the holder to vote on all matters voted on by holders of Common Stock as a single class. With respect to any such vote, each share of preferred entitles the holder to cast such number of votes equal to the number of shares of Common Stock such share of preferred is convertible into at such time, but not in excess of the conversion limitations set forth in the applicable Certificate of Designation. The Series C, D and D-1 Preferred will be entitled to dividends to the extent declared by the Company.

Change in Management

On April 17, 2014, Mr. James C. McGill resigned as Chief Executive Officer, and President of the Company as well as his position serving on the Company’s Board of Directors.  Also on April 17, 2014, Messrs. David Humphrey and John Clerico resigned their positions serving on the Company’s Board of Directors. Effective April 17, 2014, the Company appointed Michael Haas to serve as the Company’s interim President and to serve on the Company’s Board of Directors.  The Company agreed to pay Mr. Haas $2,500 a month for his services.

Cancellation of Options and Warrants

On April 17, 2014, management, directors and debenture holders agreed to the cancellation of 29,537,115 warrants with strike prices between $.2618 and $.063 and 9,759,255 options with exercise prices between $2.50 and $.033.

The Redomestication

Effective April 30, 2014, Macrosolve entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Drone Aviation, pursuant to which Macrosolve merged with and into Drone Aviation for the purpose of reincorporating the Company in the State of Nevada. Pursuant to the Redomestication, every 50.56186 shares of common stock of Macrosolve, other than shares that are owned by stockholders exercising appraisal rights, were converted into one share of common stock, par value $0.0001, of Drone Aviation, with the same rights, powers and privileges as the shares prior to such conversion (such exchange ratio, the “Merger Exchange Ratio”).

Pursuant to the Merger Agreement, (i) each share of Series C Convertible Preferred Stock of Macrosolve, other than shares that are owned by stockholders exercising appraisal rights, were converted into one share of Series A Convertible Preferred Stock of the Company, (ii) each share of Series D Convertible Preferred Stock of Macrosolve, other than shares that are owned by stockholders exercising appraisal rights, were converted into one share of Series B Convertible Preferred Stock of the Company, and (iii) each share of Series D-1 Convertible Preferred Stock of Macrosolve, other than shares that are owned by stockholders exercising appraisal rights, were converted into one share of Series B-1 Convertible Preferred Stock of the Company

Prior to the Redomestication, Macrosolve had 198,219,104 shares of common stock issued and outstanding. Subsequent to the Redomestication, as a result of the Merger Exchange Ratio described above, the Company has approximately 3,920,329 shares of common stock issued and outstanding.  All share-related and per share information in this quarterly report, except for the financial statements and notes thereto, have been adjusted to give effect to Merger Exchange Ratio.

Preferred Stock Financing

On April 29, 2014, prior to the Redomestication, Macrosolve sold an aggregate of $120,000 of its preferred stock to an accredited investor. Pursuant to the Subscription Agreement, upon consummation of the Redomestication, the Company would designate 355,000 shares of preferred stock, $0.0001 par value per share, as Series C Convertible Preferred Stock.  On May 1, 2014, subsequent to consummation of the Redomestication, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock with the Secretary of State of the State of Nevada and issued the shares to the investor.

Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time into one hundred (100) shares of the Company’s common stock, par value $0.0001 per share, and has a stated value of $0.0001.  Such conversion ratio is subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   The Company is prohibited from effecting the conversion of the Series C Preferred Stock to the extent that, as a result of such conversion, the holder will beneficially own more than 4.99% (or, if such limitation is waived by the holder upon no less than 61 days prior notice, 9.99%) in the aggregate of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series C Preferred Stock.

Results of Operations

Quarter Ended March 31, 2014 compared to Quarter Ended March 31, 2013 (all references are to the Quarter Ended March 31)

Total Net Revenues: Total net revenues decreased $531,000, or 80%, to $135,000 in the first quarter of 2014 from $666,000 for the same period in 2013. Sources of revenue were derived from our IP licensing and services.  IP licensing was severely impacted by the USPTO Office Action described above.

Cost of Revenues and Gross Profit:  Cost of revenues, which consisted of legal fees and costs associated with IP licensing, for the first quarter of 2014 decreased $179,000, or 64%, from $279,000 in the first quarter of 2013 to $100,000 in the first quarter of 2014 in relation to the reduced IP licensing revenues.  The resulting gross profit for the first quarter of 2014 of $35,000 was a decrease of $352,000, or 91%, from the gross profit for the first quarter of 2014 of $387,000.

General and Administrative Expenses: General and administrative expenses increased by $63,000, or 34%, in the first quarter of 2014 to $245,000 from $182,000 in the same period of 2013.  The Company incurred $53,000 in legal expenses in the first quarter of 2014, a $39,000 increase over legal expenses of $14,000 in the first quarter of 2013, primarily due to $38,500 in additional legal expenses for services associated with the recapitalization of the Company.   The Company incurred $41,000 in accounting expenses in the first quarter of 2014, an increase of $22,000 over accounting expenses of $19,000 during the same period of 2013, primarily due to audit expenses related to 2013 and the reaudit of 2012.

Loss from Operations: Loss from operations for the quarter ended March 31, 2014 of $209,000 was an increase of $414,000 over the income from operations in the same period of 2013 of $205,000, which resulted primarily due to the decrease in gross profit of $352,000 and an increase in G&A expenses of $63,000.

Other Income and Expense: Total other expenses of $16,000 in the first quarter of 2014 were essentially flat with a difference of $1,000 or 8% less than the total of $17,000 in the first quarter of 2013.

Net Loss: Net loss of ($225,000) as of March 31, 2014 increased $413,000, or 220%, from the net income for the same quarter in 2013 of $188,000, primarily as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2014, the Company had total current assets of $610,923 and total current liabilities of $290,408 for working capital of $320,515. As of March 31, 2014, the Company had cash and cash equivalents of $572,041 and an accumulated deficit of $21,398,779 since operations commenced in 1997.

Although there was a net loss in 2013, the Company's independent registered public accounting firm's audit report for the year ended December 31, 2013 did not contain a qualified opinion or an explanatory paragraph regarding the Company's ability to continue as a going concern.  As discussed above, the Company experienced a $(225,000) net loss in the first quarter of 2014 with future results likely to be impacted by the actions of the USPTO and the suspension of the Company’s patent enforcement activity. The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to resolve issues with the USPTO, including the rejection of claims 1-14 in the ‘816 patent and prosecution of continuation patents, to create and market innovative services and to sustain adequate working capital to finance its operations.

We have historically financed our operations through operating revenues, proceeds from bank loans, shareholder loans and sales of equity and debt securities to accredited investors. Since the divestiture of Illume Mobile and its deficit operation in July 2012, the Company had generated sufficient working capital through operations to support its requirements without additional debt or equity financing.  However, the USPTO Office Action prevents us from continuing to generate licensing revenue from patent settlements. While we currently believe we have sufficient capital to continue our operations for the next 12 months, we may incur significant expenses in appealing the USPTO Office Action.  We could deplete our cash and working capital more rapidly than expected, which could result in our need to curtail our operations.

As a result of the USPTO Office Action, we began to explore strategic alternatives and ways to improve the Company’s balance sheet.  We entered into a series of transactions whereby we exchanged outstanding convertible debentures and promissory notes in the principal face amount of $683,680 and accrued interest of $97,306 for shares of preferred stock.  We completed the Redomestication to a Nevada corporation pursuant to which we did a reverse stock split pursuant to the Merger Exchange Ratio.

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

The 2011 Debentures, which mature on December 31, 2016, earn interest at an annual rate of 12%, which will be paid quarterly exclusively from the Debenture Account which has been established with a financial institution for the deposit of 25% of the net funds the Company receives from licensing its intellectual property (the “Debenture Account”).  Principal on the 2011 Debentures will be paid quarterly as the Debenture Account permits. As of March 31, 2014, the Debenture Account had a balance of $195,000.

The 2011 Class A Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class A Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class A Debenture investment. Any 2011 Class A Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of March 31, 2014, there was $100,000 principal amount of 2011 Class A Debentures outstanding that were convertible into approximately 1,587,302 shares of common stock. As discussed above in Recent Developments, on April 17, 2014, the debenture and its accrued interest was sold to investors who exchanged the debt for preferred stock.

The 2011 Class A Debenture investors also received common stock purchase warrants, designated by the Company as Class A Warrants, which expire on December 31, 2016.  As of March 31, 2014, there were Class A Warrants outstanding to purchase an aggregate of 18,475,827 shares of common stock at exercise prices ranging between $0.063 and $0.109. On April 17, 2014, the warrant associated with the $100,000 debenture to purchase 1,587,302 shares of common stock at an exercise price of $0.063 was cancelled.

The 2011 Class B Debentures may be converted into shares of Common Stock at the option of the holder. Upon conversion, the holder will be entitled to receive the number of shares of Common Stock that equal to two hundred percent (200%) of the face amount of the 2011 Class B Debentures, together with accrued and unpaid interest, divided by the conversion price, which is the weighted average price for the five-day trading period preceding the 2011 Class B Debenture investment, however the conversion price shall not be less than ten cents per share at any time and the conversion price shall not be more than ten cents per share for investments made prior to October 1, 2011. Any 2011 Class B Debentures that are outstanding on the maturity date that have not been repaid from the Debenture Account will be repaid by the issuance of shares of Common Stock at the conversion price. As of March 31, 2014, there were $50,000 principal amount of 2011 Class B Debentures outstanding that were convertible into approximately 1,000,000 shares of common stock. As discussed above in Recent Developments, on April 17, 2014, the debenture and its accrued interest was sold to investors who exchanged the debt for preferred stock.

The investors in 2011 Class B Debentures also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2016.  As of March 24, 2014, there were Class B Warrants outstanding to purchase an aggregate of 8,961,614 shares of common stock at exercise prices of $0.10. On April 17, 2014, the warrant associated with the $50,000 debenture to purchase 500,000 shares of common stock at an exercise price of $0.10 was cancelled.

Other

As of December 31, 2011, the Company had recorded $169,306 in notes payable to directors. During 2012, multiple directors advanced $778,300 on short-term notes bearing 12% interest rates. Four directors agreed to exchange $320,000 of their short-term notes for 2012 Convertible Debentures Series C. During the same year, $115,000 in notes was repaid in cash and $21,075 in accrued interest was reclassified as note payable. The total amount due to multiple directors of $533,681, including accrued interest, was rolled over into new notes dated September 30, 2012. The new notes are secured by the unencumbered 75% of patent settlement license fees and provide for accrued interest at 6% payable on maturity at January 1, 2015. The accrued interest at March 31, 2014 is $47,987. As discussed above in Recent Developments, on April 17, 2014, the debenture and its accrued interest was sold to investors who exchanged the debt for preferred stock. On April 17, 2014, these directors agreed to the cancellation of 26,296,410 warrants with strike prices between $.098 and $.2618 and 5,843.792 options with exercise prices between $2.50 and $.033.

To lower its required cash expenditures for the quarter ended March 31, 2014, the Company issued 7,454,546 shares of common stock to directors, management and attorneys for compensation for services.

Sources and Uses of Cash

	Three Months Ended March 31,
	2014	2013
		(restated)
Cash flows (used in) provided by operating activities	$(111,670)	$73,095
Cash flows (used in) investing activities	-	(7,166)
Cash flows (used in) provided by financing activities	(22,500)	(22,500)
Net (decrease) increase in cash and cash equivalents	$(134,170)	$43,429

Operating Activities:

Net cash used in operating activities during the quarter ended March 31, 2014 was approximately $112,000, which was a decrease in operating cash flow of approximately $185,000 from $73,000 net cash inflow from operating activities during the same quarter of 2013. The first quarter of 2014 net loss of approximately $225,000 was $413,000 less than the first quarter 2013 net income, which was approximately $188,000.

Investing Activities:

The Company did not expend any cash related to investing activity during the first quarter of 2014. Cash used in investing activities in the first quarter of 2013 was primarily related to patent application fees.

Financing Activities:

The Company repaid its Oklahoma Technology Commercialization Center note payable by $22,500 in in both the first quarter of 2014 and the first quarter of 2013.

Since our inception, we have experienced negative cash flow from operations. Although the Company has been experiencing positive cash flow from operations since divesting of Illume Mobile in July 2012, significant negative cash flow from operations are likely to occur in the future, as the USPTO office action rejecting our patent claims will have a material effect on our cash flow until the issue is resolved. We are exploring various strategic alternatives to enhance shareholder value.  These alternatives could include, among others, possible joint ventures, strategic partnerships or alliances, a merger or acquisition, a sale of the Company or other possible transactions.

As of March 31, 2014, our common stock is the only class of stock outstanding and we have $766,181 in debt that consists of $150,000 convertible secured debentures offset by $50,000 in debt discount, $533,681 in shareholder notes payable, $22,500 in note payable – related party and a $110,000 note from the Oklahoma Technology Commercialization Center, all of which is classified as current maturities of long-term debt.  As discussed above in Recent Developments, subsequent to March 31, 2014, we issued various series of preferred stock and exchanged approximately $683,680 of outstanding debt for shares of preferred stock.

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

 Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the consulting services.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  In many instances, the Company is extending trade terms to customers who have agreed to acquire IP licenses as a result of settlement agreements. In April 2014, the Company transferred $18,542 in receivables to its former employee, Clint Parr, as compensation due him in accordance with his incentive plan. Mr. Parr’s employment terminated in April 2014.

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

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended March 31, 2014 and December 31, 2013.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
Financial Reporting Systems: We did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes; and

b)
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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Except as discussed below, we are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

As a result of the USPTO Office Action, on March 31, 2014, the Company dismissed its patent enforcement case against Newegg Inc. with prejudice. There is a pending motion by Newegg for recovery of defendant legal fees of approximately $450,000 from the Company in the matter of MacroSolve, Inc. v Newegg Inc. (U.S.D.C. E.D. TX) case No. 6:12-cv-46-MSS-KNM. Other than that matter, there are no material claims, actions, suits, proceedings, inquiries, labor disputes or investigations pending.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock issuances

During the quarter ended March 31, 2014, the Company issued 63,829 shares of common stock to a management executive in lieu of $35,500 cash compensation for services rendered during the first quarter of 2014, which had been recorded at a value of $35,500 in stock based compensation. The shares were awarded on Restricted Stock Agreements which have a six month time lapse restriction, vest at a change of control event and are subject to forfeiture upon voluntary termination of employment. During the quarter ended March 31, 2014, the Company issued a total of 14,384 shares of common stock to two directors in lieu of $4,000 each earned for services rendered during the first quarter of 2014. During the quarter ended March 31, 2014, the Company issued 69,223 shares of common stock in lieu of $38,500 in legal services related to the change of control event.

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

DRONE AVIATION HOLDING CORP.

Date: May 8, 2014	By:	/s/ MICHAEL HAAS
Michael Haas
Interim President (Principal Executive Officer)

Date: May 8, 2014	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)