Form 10-Q
period 2014-06-30
DRONE AVIATION HOLDING CORP.
filed 2014-08-14
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-150332

DRONE AVIATION HOLDING CORP.
(Exact name of registrant as specified in its charter)

Nevada	46-5538504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11653 Central Parkway, Jacksonville, FL 32224
(Address of principal executive offices) (zip code)

(904) 245-1788
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

As of August 13, 2014 there were 17,730,700 shares of the registrant’s common stock outstanding.

DRONE AVIATION HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DRONE AVIATION HOLDING CORP.
(FKA MACROSOLVE, INC.)

Interim Unaudited Financial Statements

For the Period Ended June 30, 2014

DRONE AVIATION HOLDING CORP.
(FKA MACROSOLVE, INC.)
BALANCE SHEETS

	6/30/2014	12/31/2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	1,728,110	109,826
Accounts receivable - trade	233,810	8,085
Inventory	52,759	75,311
Prepaid expenses	60,603	1,186

Total current assets	2,075,282	194,408

PROPERTY AND EQUIPMENT, at cost:	6,561	6,561
Less - accumulated depreciation and amortization	(5,104)	(4,563)

Net property and equipment	1,457	1,998

OTHER ASSETS:
Goodwill	136,406	807,824
Intangible assets	135,550	-

Total other assets	271,956	807,824

TOTAL ASSETS	2,348,695	1,004,230

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note Payable - Oklahoma Technology Commercialization Center- Current	110,000	-
Due to parent	-	206,874
Accounts payable - trade and accrued liabilities	83,409	90,911
Accounts payable due to related party	2,370	50,691
Unearned revenue	258,968	1,650
Derivative liability	2,429,805	-

Total current liabilities	2,884,552	350,126

TOTAL LIABILITIES	2,884,552	350,126

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares;
556,900 and 0 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively	56	-
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,674 shares;
324,671 and 0 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively	32	-
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares;
68,731 and 0 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively	7	-
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares;
355,000 and 0 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively	36	-
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares;
36,050,000 and 10,000,000 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively	3,605	1,000
Convertible Preferred stock, Series E, $.0001 par value; authorized 2,700,000 shares;
2,700,000 and 0 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively	270	-
Common stock, $.0001 par value; authorized 300,000,000 shares;
15,780,700 and 0 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively	1,578	-
Additional paid-in capital	(110,215)	921,500
Retained Earnings (Deficit)	(431,226)	(268,396)

Total stockholders' equity (deficit)	(535,857)	654,104

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	2,348,695	1,004,230

The accompanying notes are an integral part of these unaudited financial statements.

DRONE AVIATION HOLDING CORP.
(FKA MACROSOLVE, INC.)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013

Revenues	$124,976	$341,690	$354,326	$817,196

Cost of good sold	104,339	230,409	243,577	328,900

Gross profit	20,637	111,281	110,749	488,296

General and administrative expense	97,682	108,762	187,382	161,714

Income (loss) from operations	(77,045)	2,519	(76,633)	326,582

Other income (expense)
Loss on sale and impairment of securities held for resale	(42,821)	-	(42,821)	-
Loss on derivative liability	(269,981)	-	(269,981)	-
Interest income	67	7	67	17
Interest expense	(1,439)	-	(1,940)	-

Total other income (expense)	(314,174)	7	(314,675)	17

NET INCOME (LOSS)	(391,219)	2,526	(391,308)	326,599

Weighted average number of common shares outstanding - basic and diluted	8,019,384	-	4,031,845	-

Basic and diluted net income (loss) per share	$(0.05)	-	$(0.10)	-

The accompanying notes are an integral part of these unaudited financial statements.

DRONE AVIATION HOLDING CORP.
(FKA MACROSOLVE, INC.)
STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	6/30/2014	6/30/2013
OPERATING ACTIVITIES:
Net (loss) income	$(391,308)	$326,599
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loss on disposal and impairment of available-for-sale securities	42,821	-
Loss on derivative liability	269,981	-
Depreciation	181	280
Changes in current assets and liabilities:
Accounts receivable	(98,760)	(85,925)
Inventory	20,215	(7,574)
Prepaid expenses and other	(21,819)	33,469
Accounts payable and accrued expense	(169,040)	-
Due from related party	20,216	(50,000)
Deferred revenue	258,968	(71,478)

Net cash provided by (used in) operating activities	(68,545)	145,371

INVESTING ACTIVITIES:
Cash paid on business combination, net	(304,639)	-
Cash from reverse merger	1,629,263	-
Cash from sales of available-for-sale securities	168,704	-

Net cash provided by investing activities	1,493,328	-

FINANCING ACTIVITIES:
Proceed from common stock issue for cash	653,327	-
Redemption of Series B-1 preferred stock	(350,000)	-

Net cash provided by financing activities	303,327	-

NET (DECREASE) INCREASE IN CASH	1,728,110	145,371

CASH, beginning of period	-	162,297

CASH, end of period	$1,728,110	$307,668

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarters ended June 30:
Interest	$1,429	$-
Income taxes	$-	$-
Noncash investing and financing activities for the quarters ended June 30:
Conversion of Series A preferred stock to common stock	$381	$-
Reverse merger adjustment	$(2,116,221)	$-
Business combination adjustment	$79,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

Drone Aviation Holding Corp.
(FKA MacroSolve, Inc.)
Notes to Interim Unaudited Financial Statements

For the Period Ended June 30, 2014

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Description of Business:

The Company, through its wholly owned subsidiary Lighter Than Air Systems Corp. (LTAS), provides critical aerial and land-based surveillance and communications solutions to government and commercial customers. LTAS systems are designed and developed in-house utilizing proprietary technologies and processes that result in compact, rapidly deployable aerostat solutions and mast-based ISR systems. The LTAS systems have been proven to fulfill critical requirements of the military and law enforcement in the U.S. and internationally.

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

Cash Equivalents:

Cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions, including all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2014 and December 31, 2013.

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of tethered aerostats, accessories, spare parts and delivery and installation of aerostats.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At June 30, 2014 and December 31, 2013, the Company deems $0 and $0 as uncollectible, respectively.

Marketable Securities:

All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses, reported as a component of accumulated other comprehensive loss. The Company did not have any available-for-sale securities at June 30, 2014.

Inventories

Inventories are stated at the lower of cost or market, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our supplies, and the estimated utility of our inventory. If the review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of goods sold.

Long-Lived Assets & Goodwill:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended June 30, 2014 and December 31, 2013.

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles Goodwill and Other". ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Derivative Financial Instruments:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Fair Value of Financial Instruments:

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1    –    Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2    --    Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3     –    Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2014 and December 31, 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
June 30, 2014
Derivative liability	$0	$0	$2,429,805	$2,429,805
Available-for-sale securities	$0	$0	$0	$0
December 31, 2013
Derivative liability	$0	$0	$0	$0
Available-for-sale securities	$0	$0	$0	$0

Revenue Recognition and Unearned Revenue:

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. We record unearned revenue as a liability and their associated costs of sales as work in process inventory. In 2014, the Company recognized $1,650 in revenue from a 2013 sale that was delivered in 2014. At June 30, 2014, the Company recorded $258,968 as deferred revenue and $22,372 as work in process inventory on a product order anticipated to be delivered before the end of 2014. The customer has remitted $129,484 as a prepayment with the balance of $129,484 in accounts receivable at June 30, 2014.

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

Earnings or Loss per Share:

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the periods, basic and diluted loss are the same for the three and six months ended June 30, 2014.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

2.	MERGER BETWEEN MACROSOLVE, INC. AND DRONE AVIATION HOLDING CORP

On April 14, 2014, a majority of shareholders of MacroSolve’s common stock approved a plan of merger whereby MacroSolve would merge with Drone Aviation Holding Corp., its newly created wholly-owned Nevada subsidiary, for the purpose of the redomestication. Pursuant to the redomestication, the shareholders approved a share consolidation, whereby MacroSolve’s shareholders would receive one share of common stock, par value $0.0001 per share of the Nevada subsidiary for every 50.56186 shares of MacroSolve’s common stock (the Merger Exchange Rate). The approved merger and redomestication occurred on April 30, 2014.

Prior to the Merger, MacroSolve had 198,219,132 shares of common stock issued and outstanding. Subsequent to the Merger, as a result of the Merger Exchange Ratio described above, Drone Aviation Holding Corp. had approximately 3,920,700 shares of common stock issued and outstanding on April 30, 2014.

On April 30, 2014 as a result of the merger, MacroSolve’s preferred stock Series C, D and D-1 were reissued as Drone Aviation Holding Corp. preferred stock Series A, B and B-1 with 595,000 shares, 324,671 shares and 156,231 shares issued respectively.

3.	DRONE AVIATION CORP AQUISITION OF LIGHTER THAN AIR SYSTEMS

On March 31, 2014, Drone Aviation Corp. (DAC) was incorporated in the state of Nevada.  During April and May 2014, investors purchased 34,100,000 common shares of stock for $653,327. On May 5, 2014, DAC entered into an agreement with World Surveillance Group, Inc. (WSGI) to purchase 100% of WSGI’s interest in its subsidiary, Lighter Than Air Systems (LTAS), of Jacksonville, Florida. LTAS provides critical aerial and land-based surveillance and communications solutions to government and commercial customers. DAC paid $335,000 and issued 10,000,000 shares of common stock valued at the market price on the respective dates of issuance, and the fair value of the shares was determined to be $79,000, or a total of $414,000, to WSGI as consideration for LTAS.

In accordance with ASC 805-10 Business Combination and purchase acquisition accounting, DAC initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values as of the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The following preliminary table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Property and equipment	$1,638
Accounts receivable	135,050
Cash in bank	30,361
Due from related party	20,650
Prepaid expenses	1,382
Inventory	72,974
Intangible asset	135,550
Current liabilities	(120,010)
Goodwill	136,406
Total purchase price	$414,000

Intangible asset is in relation to the acquired customer list with a useful life of five years.

The consolidated financial statements included herein are presented for the fiscal year ended December 31, 2013 and the period from January 1, 2013 to May 5, 2014 since LTAS is considered DAC’s predecessor.

  4.   DRONE AVIATION HOLDING CORP AND DRONE AVIATION CORP SHARE EXCHANGE, REVERSE MERGER AND RECAPITALIZATION

On June 3, 2014, the Company entered into a Share Exchange Agreement with DAC.  Upon closing of the transaction, the shareholders of all of DAC’s outstanding shares transferred all 44,100,000 outstanding shares of common stock of DAC to the Company in exchange for an aggregate of 8,050,000 shares of common stock and 36,050,000 shares of Series D Preferred Stock, or a total of 44,100,000 shares of the Company. Pursuant to the terms of the Exchange Agreement, certain Drone Shareholders who, as a result of receiving the shares of common stock would hold in excess of 3% of the Company’s issued and outstanding common stock on a post-closing basis, elected to receive shares of the Company’s Series D Preferred Stock. At the closing of the agreement, the Company had 3,920,700 common shares, 595,000 preferred stock series A, 624,671, preferred stock series B, 156,231 preferred stock series B-1 and 355,000 preferred stock series C  issued and outstanding

As a result of the Share Exchange, DAC and its subsidiary, Lighter Than Air Systems, became our wholly owned subsidiaries.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of Drone Aviation Holding Corp. with Drone Aviation Corp. considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The 44,100,000 shares issued to shareholders of DAC and its designees in conjunction with the share exchange transaction have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

On June 3, 2014, the assets and liabilities of DAHC carried onto the books were:

Cash in bank	$1,629,263
Available-for-sale securities	211,525
Prepaid expenses	37,403
Current liabilities	(95,325)
Derivative liabilities	(2,159,824)
Note payable	(110,000)
Total	$486,958

Series E Preferred Private Placement

On June 3, 2014, the Company sold an aggregate of 2,700,000 units in a private placement of its securities to certain investors at a purchase price of $0.50 per Unit pursuant to subscription for an aggregate purchase price of $1,350,000. Each Unit consists of one share of the Company’s Series E Convertible Preferred Stock, par value $0.0001 per share, each of which is convertible into one share of Common Stock, with such rights and designations as set forth in the Certificate of Designation; and a three year warrant to purchase one share of Common Stock at an exercise price of $1.00 per Warrant Share.

5.     PREFERRED STOCK

All of the preferred stock of the Company is convertible into common shares. The Series A and Series C stock conversion ratio is 100 to 1 shares. The Series B, B-1, D and E stock conversion ratio is 1 to 1 shares. The conversion price of Series B stock may be adjusted if a ‘dilutive triggering event’ occurs which could happen if the Company were to sell or issue common stock, warrants or convertible securities without consideration or for a consideration per share less than the conversion price in effect immediately prior to such sale or issue (dilutive triggering price). In such case, the Series B conversion price would be reduced to a price equal to the dilutive triggering price. All preferred stock has voting rights equal to the number of shares it would have on an ‘as if converted’ basis. All preferred stock is entitled to dividends rights equal to the number of shares it would have on an ‘as if converted’ basis. None of the preferred stock is redeemable, participating nor callable.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

The Company analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features ” and noted none.

Between June 4 and June 30, 2014, seven investors in Series A preferred stock converted a total of 38,100 shares of Series A for 3,810,000 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

The Series B-1 preferred stock contains a liquidation provision whereas in the event of a fundamental transaction (such as the merger which occurred on June 3, 2014), the shareholder has the option to receive a preferential amount of cash equal to 400% of the stated value per share. On June 6, 2014, the sole holder of Series B-1 stock liquidated 87,500 shares for $350,000 leaving a remaining balance of 68,731 shares of Series B-1 preferred outstanding.

6.	OPTIONS AND WARRANTS

On April 30, 2014, the merger date between MacroSolve and Drone Aviation Holding Corp. and effective date of the Merger Exchange Ratio, there were a total of 36,814 vested and 24,723 unvested options carried over to the reverse merger with Drone Aviation Corp. on June 3, 2014 with strike prices ranging from $1.67 to $126.40. No options were issued between June 3 and June 30, 2014.

On April 30, 2014, the merger date between MacroSolve and Drone Aviation Holding Corp. and effective date of the Merger Exchange Ratio, there were a total of 673,683 warrants carried over to the reverse merger with Drone Aviation Corp. on June 3, 2014 with strike prices ranging from $2.53 to $16.57. During May 2014, the Company issued a total of 1,700,000 warrants for services. The warrants have a term of three years, and exercise price of $0.01. As further described above in Note #4, on June 3, 2014, the Company issued 2,700,000 warrants to purchase one share of common stock at an exercise price of $1.00 per warrant share to investors in the Series E preferred stock. The exercise price of $1.00 per warrant may be adjusted any time during the first twenty-four months from issuance under the terms of a Favored Nations Provision contained in the warrant. If at any time during that twenty-four month period the Company should issue common stock or convertible securities at a price lower than $1.00 per share, unless the warrant holder consents to such lower price issuance, then the exercise price of the warrant shall be automatically reduced to reflect such other lower price and the number of warrant securities shall be adjusted to reflect such lower price. The warrants expire on June 3, 2017.  No warrants were issued between June 3 and June 30, 2014.

Because these warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15 “Determining whether an Instrument (or Embedded feature) is Indexed to an Entity's Own Stock.”  ASC 815-40-15 requires as of the date the warrant is issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

As of June 3, 2014, the fair value of the warrants derivative liability is $2,159,824 – see Note #4. As of June 30, 2014, the fair value of the warrants derivative liability is $2,429,805  and the Company recognized a loss on derivative liability of $269,981 for the six months ended June 30, 2014. The fair value of the derivative liability was estimated at the date of grant and the end of each reporting period using a Black-Scholes option pricing model.

7.	INVESTMENT IN SECURITIES HELD FOR RESALE

As described in the 2013 10K, the Company owned common stock in DecisionPoint Systems, Inc. (DPSI), MEDL Mobile Holdings, Inc. (MEDL) and Endexx Corporation (EDXC) as a result of 2012 and 2013 business transactions of MacroSolve, Inc. These securities were revalued at fair market value on June 3, 2014 as part of the reverse merger accounting. During the second quarter, the Company sold 607,284 shares of DPSI and 147,692 shares of MEDL, representing all of its holdings in those securities, with losses of $21,635 and $3,686 recorded respectively. The Company holds 125,000 shares of EDXC, but has been unable to liquidate the shares due to issues with Endexx Corporation not being a fully-reporting company. The Company has determined that the EDXC shares are impaired and has charged off the $17,500 carrying value. A total of $42,821 was recorded as loss on sale of securities for the six months ended June 30, 2014.

8.	OKLAHOMA TECHNOLOGY COMMERCIALIZATION CENTER

At the time of the April 30, 2014 merger between MacroSolve, Inc. and Drone Aviation Holding Corp., MacroSolve had an $110,000 balance on its refundable award from the State of Oklahoma Technology Business Finance Program. The Company has not made any further reductions and is evaluating the award to determine if it should be discharged due to the merger.

9.	SUBSEQUENT EVENTS

On July 21, 2014, the Company issued a total of 1,700,000 shares of common stock to two consulting firms which held warrants issued on May 19, 2014 for services which were exercised at a $.01 strike price or a total of $17,000.

On July 1, 2014, the Company entered into a consulting agreement for twelve months investor relations, marketing and public relations services. The agreement includes stock compensation of 250,000 shares immediately deliverable and an additional 250,000 shares deliverable after six months if the agreement is still in force. The 250,000 shares delivered in July were valued at $215,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe.” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the advanced aerostats and tethered drone industry formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 28, 2014 and the risk factors and related notes in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.

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

As of June 3, 2014 (the closing of the Share Exchange, as described below), we are focused on the business of design, development, marketing and sale of lighter-than air (“LTA”) advanced aersostats and land-based ISR solutions and tethered drones.   Drone Aviation Corp. (our wholly owned subsidiary) (“Drone”) through its wholly owned subsidiary, Lighter Than Air SystemsCorp. (“LTAS”), is focused on the development of a series of tethered aerostats known as the Blimp in a Box™ (“BiB”) system, the Winch Aerostat Small Platform (“WASP”) and certain other tethered drone based products. The BiB system is a lighter-than-air, compact aerostat platform either self-contained on a trailer that can be towed by an MATV or MRAP or other standard vehicle, or it can operate from the bed of a pickup truck. It is designed to provide semi-persistent, mobile, real-time day/night high definition footage for intelligence, surveillance and reconnaissance (“ISR”), detection of improvised explosive devices (“IEDs”), border security and other governmental and civilian uses. The WASP, is a mobile, tactical-sized aerostat capable of carrying a variety of payloads in support of military operations. Both the BiB and the WASP can also be utilized for disaster response missions, by supporting two-way and cellular communications, and act as a repeater or provide wireless networking.

Recent Transactions

Share Exchange and Private Placement

On June 3, 2014, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Drone and the shareholders of Drone.  Upon closing of the transaction contemplated under the Exchange Agreement (the “Share Exchange”), on June 3, 2014, the shareholders of all of Drone’s outstanding shares of common stock (the “Drone Shareholders”) transferred all the outstanding shares of common stock of Drone to the Company in exchange for an aggregate of 8,050,000 shares of our common stock and 36,050,000 shares of Series D Preferred Stock. Pursuant to the terms of the Exchange Agreement, certain Drone Shareholders who, as a result of receiving the shares of common stock would hold in excess of 3% of the Company’s issued and outstanding common stock on a post-closing basis, elected to receive shares of the Company’s Series D Preferred Stock.  As a result of the Share Exchange, Drone became our wholly owned subsidiary.

Pursuant to the Share Exchange:

●
Michael Haas resigned from all officer positions with the Company but remains a director of the Company. Felicia Hess was appointed Chief Executive Officer and director, Daniyel Erdberg was appointed Chief Operating Officer and Wayne Jackson was appointed Chairman of the Board

●	Members of the new management of the Company executed Lock-Up Agreements pursuant to which they agreed to refrain from the sale of any securities of the Company held by them for a period of fifteen (15) months although the Lockup Agreement provides for certain leak out provisions, allowing the holder the right to sell up to 3.5% of the average daily volume of the common stock beginning on the thirteen month anniversary of the Lockup Agreement.

 On June 3, 2014, the Company sold an aggregate of 2,700,000 units (the “Units”) in a private placement of its securities at a purchase price of $0.50 per Unit for an aggregate purchase price of $1,350,000. Each Unit consists of (i) one share of the Company’s Series E Convertible Preferred Stock, each of which is convertible into one (1) share of common stock and (ii) a three year warrant to purchase one share of common stock at an exercise price of $1.00 per share. Each share of the Series E Preferred Stock is convertible into one (1) share of common stock and has a stated value of $0.0001.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   The Company is prohibited from effecting the conversion of the Series E Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 3.33% (provided that certain investors elected to block their beneficial ownership at 4.99%), in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series E Preferred Stock.  Each share of the Series E Preferred Stock is entitled to the number of votes equal to the number of shares of common stock such share is convertible into at such time, but not in excess of the beneficial ownership limitation then in effect.  Each warrant is exercisable for one share of common stock at an exercise price of $1.00 per share.  The warrant may be exercised on a cashless basis. The Company is prohibited from effecting the exercise of a warrant to the extent that, as a result of such exercise, the holder would beneficially own more than 3.33%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the exercise of the warrant, which limitation may be increased to 4.99% upon not less than 61 days’ prior notice to the Company.

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

Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time into one hundred (100) shares of the Company’s common stock and has a stated value of $0.0001.  Such conversion ratio is subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   The Company is prohibited from effecting the conversion of the Series C Preferred Stock to the extent that, as a result of such conversion, the holder will beneficially own more than 4.99% (or, if such limitation is waived by the holder upon no less than 61 days prior notice, 9.99%) in the aggregate of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series C Preferred Stock.

Results of Operations

Quarter Ended June 30, 2014 compared to Quarter Ended June 30, 2013 (all references are to the Quarter Ended June 30)

Net Revenues:  Net revenues of $125,000 for the quarter ended June 30, 2014 decreased $217,000 or 63% from $342,000 for the same period in 2013.   Sources of revenue were derived primarily from the sale of tethered aerostats, accessories, spare parts and delivery and installation of aerostats.

Cost of Revenues and Gross Profit:  Cost of revenues for the quarter ended June 30, 2014 decreased $126,000 or 55% from $230,000 for the quarter ended June 30, 2013 to $104,000 in 2014. Costs include material, parts and labor associated with the sale of tethered aerostats, accessories and spare parts. The resulting gross profit for the quarter ended June 30, 2014 of $21,000 was a decrease from the $111,000 gross profit for the same quarter of 2013.  Gross profit margins were 17% and 33% for the quarters ended June 30, 2014 and 2013 respectively.

Operating Expenses:  Operating expenses primarily consist of selling, general and administrative expenses.  Selling, general and administrative expenses decreased $11,000 or 10%, to $98,000 in the quarter ended June 30, 2014 from $109,000 for the same period in 2013.  The primary reason for this decrease was due to a change in executive payroll.

Income from Operations:  Loss from operations for the quarter ended June 30, 2014 increased $80,000 or 3,159%, to $(77,000) from income from operations of $3,000 in 2013, primarily due to the decrease in net profit offset by lower operating expenses as described above.

Other Income and Expense:  Total other expenses increased $314,000 in the second quarter of 2014 from $0 in 2013.  This increase is due to the loss on sale of securities held for resale and loss on derivative liability.

Net Loss: Net loss increased $394,000 or 155% to $394,000 for the second quarter of 2014 from net income of $3,000 in 2013.  This increased loss is due to the loss from operations described above and the loss on sale of securities and derivative liability.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013 (all references are to the Six Months Ended June 30)

Net Revenues:  Net revenues decreased $463,000 or 57% to $354,000 in the six months ended June 30, 2014 from $817,000 for the same period in 2013.  Sources of revenue were derived primarily from the sale of tethered aerostats, accessories, spare parts and delivery and installation of aerostats.

Cost of Revenues and Gross Profit:  Cost of revenues decreased $85,000 or 26% to $244,000 in the six months ended June 30, 2014 from $329,000 for the same period in 2013. Costs include material, parts and labor associated with the sale of tethered aerostats, accessories and spare parts. The resulting gross profit for the six months ended June 30, 2014 of $111,000 was lower by $377,000 or 77%, than the gross profit for the six months ended June 30, 2013 of $488,000. Gross profit margins were 31% and 60% for the first six months of 2014 and 2013, respectively.

Operating Expenses:  Operating expenses primarily consist of selling, general and administrative expenses.  Selling, general and administrative expenses increased $25,000 or 16% to $187,000 in the six months ended June 30, 2014 from $162,000 for the same period in 2013.  The primary reason for this increase was a change in executive payroll. Marketing and advertising costs increased $5,000 or 1,262% to $5,000 in 2014 from $0 in 2013 due to cost of press releases issued in 2014.

Income from Operations:  Loss from operations for the six months ended June 30, 2024 increased $403,000 to $(77,000) from net income of $327,000 for the same period in 2013, primarily due to overall reduction in gross profit.

Other Income and Expense:  Total other expenses increased $315,000 in the six months ended June 30, 2014 from $0 for the same period in 2013.  This increase is due to the loss on sale of securities held for resale and loss on derivative liability.

Net Income: Net loss increased $718,000 or 198% to $(391,000) in the six months ended June 30, 2014 from net income of $326,599 for the same period in 2013 primarily as a result loss from operations described above and the loss on sale of securities and derivative liability.

Liquidity and Capital Resources

As of June 30, 2014, the Company had total current assets of $2,075,000 and total current liabilities of $2,884,000 for working capital deficit of $809,000. As of June 30, 2014, the Company had cash and cash equivalents of $1,728,000 and an accumulated deficit of $431,226.

We have historically financed our operations through operating revenues and sales of equity and debt securities to accredited investors. While we currently believe we have sufficient capital to continue our operations for the next 12 months, we may incur significant expenses in implementing our growth plan.  We could deplete our cash and working capital more rapidly than expected, which could result in our need to curtail our operations.

2011 Debenture Financing

Between April and June 2011, MacroSolve sold Convertible Debentures Series 2011 Class A with Class A Warrants. Between September and October 2011, the Company sold Convertible Debentures Series 2011 Class B with Class B Warrants. As discussed above in Recent Transactions, on April 17, 2014, the two remaining 2011 debentures totaling $150,000 and the associated accrued interest of $48,528 were sold to investors who exchanged the debt for preferred stock.

The 2011 Class A Debenture investors also received common stock purchase warrants, designated by the Company as Class A Warrants, which expire on December 31, 2016.  As of June 30, 2014, there were Class A Warrants outstanding to purchase an aggregate of 281,119 shares of common stock at exercise prices ranging between $3.54 and $5.51. On April 17, 2014, the warrant associated with the $100,000 debenture to purchase 31,394 shares of common stock at an exercise price of $3.18 was cancelled.

 The investors in 2011 Class B Debentures also received common stock purchase warrants, designated by the Company as Class B Warrants, which expire on December 31, 2016.  As of June 30, 2014, there were Class B Warrants outstanding to purchase an aggregate of 113,728 shares of common stock at exercise prices of $5.06. On April 17, 2014, the warrant associated with the $50,000 debenture to purchase 9,889 shares of common stock at an exercise price of $5.56 was cancelled.

Other

As of March 31, 2014, MacroSolve had recorded $533,680 in loans from shareholders from notes dated September 30, 2012 with a 6% interest rate and maturity date of January 1, 2015.  As discussed above in Recent Developments, on April 17, 2014, the shareholder loans and associated accrued interest of $48,778 were sold to investors who exchanged the debt for preferred stock. On April 17, 2014, officers and directors agreed to the cancellation of 552,827 warrants with strike prices between $4.96 and $5.31 and 193,016 options with exercise prices between $126.40 and $6.32.

Sources and Uses of Cash

	Six Months Ended June 30,
	2014	2013

Cash flows (used in) provided by operating activities	$(68,545)	$145,371
Cash flows provided by investing activities	1,493,328	-
Cash flows provided by financing activities	303,327	-
Net increase in cash and cash equivalents	$1,728,110	$307,668

Operating Activities:

Net cash used in operating activities during the six months ended June 30, 2014 was approximately $69,000, which was a decrease in operating cash flow of approximately $214,000 from $145,000 net cash inflow from operating activities during the same six months of 2013. The net loss of approximately ($391,000) for the first six months of 2014 was $718,000 greater than the same period of 2013, which was approximately $327,000. The Company recognized approximately $270,000 loss from derivative liability and approximately $43,000 loss on disposal and impairment of available-for-sale securities.

Investing Activities:

Net cash provided by investing activities during the six months ended June 30, 2014 was approximately $1,493,000. As a result of the Share Exchange in June 2014 and Series E financing,  the Company received approximately $1,629,000 and paid out approximately $305,000. In addition, approximately $169,000 cash was raised from the sale of available-for-sale securities. The Company did not have any cash flows from investing activities in the same six month period of 2013.

Financing Activities:

Net cash provided by financing activities during the six months ended June 30, 2014 was approximately $303,000. Drone Aviation Corp. raised approximately $653,000 from the sale of stock. The Company paid $350,000 to redeem Series B-1 preferred stock. The Company did not have any cash flows from financing activities in the same period of 2013.

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

 Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of tethered aerostats, accessories, spare parts and delivery and installation of aerostats. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.

Derivative Financial Instruments:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Revenue Recognition and Unearned Income:

Revenues from the sale of products and services are recognized upon delivery.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which related to internal control over financial reporting, that was identified is:

As disclosed in Note 6-Options and Warrants, the Company issued warrants attached to the Series E convertibe preferred stock which has terms providing for a reset to the exercise price. This resulted in derivative. These adjustments were not identified timely by management but were identified by the Company's auditor prior to filing the quarterly report. The financials contained herein reflect these adjustments.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the USPTO Office Action, on March 31, 2014, the Company dismissed its patent enforcement case against Newegg Inc. with prejudice. There is a pending motion by Newegg for recovery of defendant legal fees of approximately $400,000 from the Company in the matter of MacroSolve, Inc. v Newegg Inc. (U.S.D.C. E.D. TX) case No. 6:12-cv-46-MSS-KNM. Should the Company not prevail in that matter, the judgment would be borne by the former MacroSolve directors who sold their loans on April 17,2014. Other than that matter, there are no material claims, actions, suits, proceedings, inquiries, labor disputes or investigations pending.

Item 1A. Risk Factors

There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 except as set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock issuances and redemptions

On May 19, 2014, the Company issued warrants to two consultants to purchase an aggregate of up to 1,700,000 shares of Common Stock at an exercise price of $0.01 per share.

Between June 4 and June 30, 2014, holders of the Company’s Series A preferred stock converted a total of 38,100 shares of Series A into an aggregate of 3,810,000 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

On June 6, 2014, the holder of the Company’s Series B-1 Preferred Stock liquidated 87,500 shares for $350,000 leaving a remaining balance of 68,731 shares of Series B-1 preferred outstanding.

On July 21, 2014, the Company issued a total of 1,700,000 shares of common stock to two consulting firms which held warrants issued on May 19, 2014 for services which were exercised at a $.01 strike price or a total of $17,000.

On July 1, 2014, the Company entered into a consulting agreement for twelve months investor relations, marketing and public relations services. The agreement includes stock compensation of 250,000 shares immediately deliverable and an additional 250,000 shares deliverable after six months if the agreement is still in force. The 250,000 shares delivered in July were valued at $215,000.

The securities referenced above were offered and sold solely to “accredited investors” in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Options and Warrants

On April 30, 2014, the merger date between MacroSolve and Drone Aviation Holding Corp. and effective date of the Merger Exchange Ratio, there were a total of 36,814 vested and 24,723 unvested options carried over to the reverse merger with Drone Aviation Corp. on June 3, 2014 with strike prices ranging from $1.67 to $126.40. No options were issued between June 3 and June 30, 2014.

On April 30, 2014, the merger date between MacroSolve and Drone Aviation Holding Corp. and effective date of the Merger Exchange Ratio, there were a total of 673,683 warrants carried over to the reverse merger with Drone Aviation Corp. on June 3, 2014 with strike prices ranging from $2.53 to $16.57. During May 2014, the Company issued a total of 1,700,000 warrants for services. The warrants have a term of three years, and exercise price of $0.01. As further described above in Note #4, on June 3, 2014, the Company issued 2,700,000 warrants to purchase one share of common stock at an exercise price of $1.00 per warrant share to investors in the Series E preferred stock. The exercise price of $1.00 per warrant may be adjusted any time during the first twenty-four months from issuance under the terms of a Favored Nations Provision contained in the warrant. If at any time during that twenty-four month period the Company should issue common stock or convertible securities at a price lower than $1.00 per share, unless the warrant holder consents to such lower price issuance, then the exercise price of the warrant shall be automatically reduced to reflect such other lower price and the number of warrant securities shall be adjusted to reflect such lower price. The warrants expire on June 3, 2017.  No warrants were issued between June 3 and June 30, 2014.

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

DRONE AVIATION HOLDING CORP.

Date: August 14, 2014	By:	/s/ FELICIA HESS
Felicia Hess
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)