Form 10-Q
period 2014-09-30
DRONE AVIATION HOLDING CORP.
filed 2014-11-07
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

or

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 7, 2014 there were 32,228,121 shares of the registrant’s common stock outstanding.

1

DRONE AVIATION HOLDING CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRONE AVIATION HOLDING CORP.

(FKA MACROSOLVE, INC.)

Interim Unaudited Financial Statements

For the Period Ended September 30, 2014

DRONE AVIATION HOLDING CORP.
(FKA MACROSOLVE, INC.)
BALANCE SHEETS

	9/30/2014	12/31/2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,897,489	$109,826
Accounts receivable - trade	129,484	8,085
Inventory	126,321	75,311
Prepaid expenses	54,880	1,186

Total current assets	2,208,174	194,408

PROPERTY AND EQUIPMENT, at cost:	23,287	6,561
Less - accumulated depreciation and amortization	(5,582)	(4,563)

Net property and equipment	17,705	1,998

OTHER ASSETS:
Goodwill	136,406	807,824
Intangible assets	115,587	—

Total other assets	251,993	807,824

TOTAL ASSETS	$2,477,872	$1,004,230

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note Payable - Oklahoma Technology Commercialization Center- Current	$110,000	$—
Due to parent	—	206,874
Accounts payable - trade and accrued liabilities	89,197	90,911
Accounts payable due to related party	4,882	50,691
Unearned revenue	142,355	1,650

Total current liabilities	346,434	350,126

TOTAL LIABILITIES	$346,434	$350,126

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares;	$46	$—
458,250 and 0 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares;	32	—
324,671 and 0 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares;	7	—
68,731 and 0 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares;	35	—
345,400 and 0 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares;	3,605	1,000
36,050,000 and 10,000,000 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively
Convertible Preferred stock, Series E, $.0001 par value; authorized 2,700,000 shares;	270	—
2,700,000 and 0 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively
Convertible Preferred stock, Series F, $.0001 par value; authorized 2,000,000 shares;	110	—
1,100,333 and 0 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively
Common stock, $.0001 par value; authorized 300,000,000 shares;	3,093	—
30,928,114 and 0 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively
Additional paid-in capital	3,587,048	921,500
Retained Earnings (Deficit)	(1,462,808)	(268,396)

Total stockholders' equity	2,131,438	654,104

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,477,872	$1,004,230

The accompanying notes are an integral part of these unaudited financial statements.

DRONE AVIATION HOLDING CORP.
(FKA MACROSOLVE, INC.)
STATEMENTS OF OPERATIONS AND (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended		Ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013

Revenues	$328,063	$76,082	$682,389	$893,278

Cost of good sold	231,624	77,281	475,201	406,180

Gross profit	96,439	(1,199)	207,188	487,098

General and administrative expense	1,043,618	84,735	1,231,000	246,448

Income (loss) from operations	(947,179)	(85,934)	(1,023,812)	240,650

Other income (expense)
Loss on sale and impairment of securities held for resale	—	—	(42,821)	—
Loss on derivative liability	(80,988)	—	(350,969)	—
Income tax expense	(3,258)	—	(3,258)	—
Interest income	142	15	209	32
Interest expense	(299)	(147)	(2,239)	(147)

Total other income (expense)	(84,403)	(132)	(399,078)	(115)

NET INCOME (LOSS)	(1,031,582)	(86,066)	(1,422,890)	240,535

Deemed dividend on Series F Convertible Preferred Stock	(192,558)	—	(192,558)	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,224,140)	(86,066)	(1,615,448)	240,535

Weighted average number of common shares outstanding - basic and diluted	21,382,238	—	9,878,864	—

Basic and diluted net income (loss) per share	$(0.06)	$—	$(0.16)	$—

The accompanying notes are an integral part of these unaudited financial statements.

DRONE AVIATION HOLDING CORP.
(FKA MACROSOLVE, INC.)
STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	9/30/2014	9/30/2013
OPERATING ACTIVITIES:
Net (loss) income	$(1,422,890)	$240,535
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Loss on disposal and impairment of available-for-sale securities	42,821	—
Loss on derivative liability	350,969	—
Depreciation	659	1,113
Amortization	19,963	—
Shares issued for service - third party	348,334	—
Changes in current assets and liabilities:
Accounts receivable	5,566	(22,550)
Inventory	(53,347)	(22,861)
Prepaid expenses and other current assets	(16,096)	34,295
Accounts payable and accrued expense	(163,252)	(302)
Due from related party	22,728	—
Deferred revenue	142,355	—
Customer deposit	—	(50,000)

Net cash (used in) provided by operating activities	(722,190)	180,230

INVESTING ACTIVITIES:
Purchase of furniture and equipment	(16,726)	—
Cash paid on business combination, net	(304,639)	(715)
Cash from reverse merger	1,629,263	—
Cash from sales of available-for-sale securities	168,704	—

Net cash (used in) provided by investing activities	1,476,602	(715)

FINANCING ACTIVITIES:
Proceeds from warrant exercises	17,000	—
Proceeds from Series F preferred stock issued for cash	822,750	—
Proceeds from common stock issued for cash	653,327	—
Redemption of Series B-1 preferred stock	(350,000)	—

Net cash provided by financing activities	1,143,077	—

NET INCREASE IN CASH	1,897,489	179,515

CASH, beginning of period	—	162,297

CASH, end of period	$1,897,489	$341,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarters ended September 30:
Interest	$2,239	$147
Income taxes	$3,258	$—
Noncash investing and financing activities for the quarters ended September 30:
Cashless exercise of Series E preferred stock attached warrants	$37	$—
Derivative liability written off to APIC due to warrant exercise	$2,510,793	$—
Conversion of Series A preferred stock to common stock	$1,368	$—
Conversion of Series C preferred stock to common stock	$96	$—
Reverse merger adjustment	$(2,116,221)	$—
Deemed dividend beneficial conversion feature on convertible preferred stock	$192,558	$—
Business combination adjustment	$79,000	$—

The accompanying notes are an integral part of these unaudited financial statements.

Drone Aviation Holding Corp.

(FKA MacroSolve, Inc.)

Notes to Interim Unaudited Financial Statements

For the Period Ended September 30, 2014

 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The financial statements as of December 31, 2013 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Drone Aviation Holding Corp.’s (F/K/A MacroSolve, Inc.) (The “Company”) 10K for the calendar year ended December 31, 2013.

Description of Business:

The Company, through its wholly owned subsidiary Lighter Than Air Systems Corp. (LTAS), provides critical aerial and land-based surveillance and communications solutions to government and commercial customers. LTAS systems are designed and developed in-house utilizing proprietary technologies and processes that result in compact, rapidly deployable aerostat solutions and mast-based ISR systems. The LTAS systems are able to fulfill critical requirements of the military and law enforcement in the U.S. and internationally.

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

Cash Equivalents:

Cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions, including all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2014 and December 31, 2013.

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of tethered aerostats, accessories, spare parts and delivery and installation of aerostats.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At September 30, 2014 and December 31, 2013, the Company deems $0 and $0 as uncollectible, respectively.

Marketable Securities:

All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses, reported as a component of accumulated other comprehensive loss. The Company did not have any available-for-sale securities at September 30, 2014.

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

Long-Lived Assets & Goodwill:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended September 30, 2014 and December 31, 2013.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2014 and December 31, 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

September 30, 2014
Derivative liability	$0	$0	$0	$0
Available-for-sale securities	$0	$0	$0	$0

December 31, 2013
Derivative liability	$0	$0	$0	$0
Available-for-sale securities	$0	$0	$0	$0

Revenue Recognition and Unearned Revenue:

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. We record unearned revenue as a liability and their associated costs of sales as work in process inventory. In 2014, the Company recognized $1,650 in revenue from a 2013 sale that was delivered in 2014. At September 30, 2014, the Company recorded $142,355 as deferred revenue and $94,470 as work in process inventory on a product order delivered in October 2014. There is a balance of $129,484 in accounts receivable at September 30, 2014 for sales on account.

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

Non-Employee Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

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

Earnings or Loss per Share:

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the periods, basic and diluted loss are the same for the three and nine months ended September 30, 2014.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

2. MERGER BETWEEN MACROSOLVE, INC. AND DRONE AVIATION HOLDING CORP

On April 14, 2014, a majority of shareholders of MacroSolve, Inc. (“MacroSolve) common stock approved a plan of merger whereby MacroSolve would merge with Drone Aviation Holding Corp., its newly created wholly-owned Nevada subsidiary, for the purpose of the redomestication. Pursuant to the redomestication, the shareholders approved a share consolidation, whereby MacroSolve’s shareholders would receive one share of common stock, par value $0.0001 per share of the Nevada subsidiary for every 50.56186 shares of MacroSolve’s common stock (the Merger Exchange Rate). The approved merger and redomestication occurred on April 30, 2014.

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

3. DRONE AVIATION CORP AQUISITION OF LIGHTER THAN AIR SYSTEMS

On March 31, 2014, Drone Aviation Corp. (DAC) was incorporated in the state of Nevada. During April and May 2014, investors purchased 34,100,000 shares of DAC common stock for an aggregate purchase price of $653,327. On May 5, 2014, DAC entered into an agreement with World Surveillance Group, Inc. (WSGI) to purchase 100% of WSGI’s interest in its subsidiary, Lighter Than Air Systems (LTAS), of Jacksonville, Florida. LTAS provides critical aerial and land-based surveillance and communications solutions to government and commercial customers. DAC paid $335,000 and issued 10,000,000 shares of its common stock valued at the market price on the respective dates of issuance, and the fair value of the shares was determined to be $79,000, or a total of $414,000, to WSGI as consideration for LTAS. Since the Company acquired cash of $30,361 from LTAS, as shown in the following table, the net cash amount the Company paid is $304,639.

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

4. DRONE AVIATION HOLDING CORP AND DRONE AVIATION CORP SHARE EXCHANGE, REVERSE MERGER AND RECAPITALIZATION

On June 3, 2014, the Company entered into a Share Exchange Agreement with DAC.  Upon closing of the transaction, the shareholders of all of DAC’s outstanding shares transferred all 44,100,000 outstanding shares of common stock of DAC to the Company in exchange for an aggregate of 8,050,000 shares of common stock and 36,050,000 shares of Series D Preferred Stock, or a total of 44,100,000 common shares of the Company. Pursuant to the terms of the Exchange Agreement, certain Drone Shareholders who, as a result of receiving the shares of common stock would hold in excess of 3.33% of the Company’s issued and outstanding common stock on a post-closing basis, elected to receive shares of the Company’s Series D Preferred Stock. At the closing of the transaction, the Company had 3,920,700 common shares, 595,000 shares of Series A Preferred Stock, 324,671 shares of Series B Preferred Stock, 156,231 shares of Series B-1 Preferred Stock and 355,000 shares of Series C Preferred Stock issued and outstanding.

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

5. SHAREHOLDERS’ EQUITY

Following the April 30, 2014 merger between MacroSolve, Inc. and Drone Aviation Holding Corp. and the resulting share consolidation, the Company had approximately 3,920,700 shares of common stock issued and outstanding. On June 3, 2014, the Company entered into a Share Exchange Agreement with Drone Aviation Corp. (DAC) and issued 8,050,000 shares of common stock and 36,050,000 shares of Series D Preferred Stock to DAC shareholders, to exchange for the 34,100,000 DAC common shares outstanding, which were originally issued for cash amount of $653,327. The Company issued a total of 18,957,414 common shares in the period from June 3, 2014 to September 30, 2014, described further as follows:

The Company issued 3,810,000 shares of common stock between June 3 and June 30, 2014 pursuant to conversions of 38,100 shares of Series A Preferred Stock.

The Company issued 9,865,000 shares of common stock during the third quarter pursuant to conversions of 98,650 shares of Series A Preferred Stock.

On July 1, 2014, the Company entered into a consulting agreement for twelve months investor relations, marketing and public relations services. The agreement includes stock compensation of 250,000 shares immediately deliverable and an additional 250,000 shares deliverable after six months if the agreement is still in force. The 250,000 shares delivered in July were valued at $215,000.

On July 21, 2014, the Company issued a total of 1,700,000 shares of common stock to two consulting firms which held warrants issued on May 19, 2014 for services which were exercised for cash at a $.01 strike price or a total of $17,000.

The Company issued 960,000 shares of common stock on August 25, 2014 pursuant to the conversion of 9,600 shares of Series C Preferred Stock.

On August 26, 2014, the Company issued an aggregate of 372,414 shares of restricted common stock to seven investors pursuant to the cashless exercise of 100% of the warrants associated with Series E Preferred Stock.

On August 27, 2014, the Company issued 2,000,000 shares of restricted common stock with monthly vesting to two members of its newly-formed Strategic Advisory Board for twelve months services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. The Company recognized a total of $133,334 expense for the pro rata portion of shares earned by the two advisors during the nine months ended September 30, 2014.

6. PREFERRED STOCK

All of the preferred stock of the Company is convertible into common shares. The Series A and Series C Preferred Stock conversion ratio is 100 to 1. The Series B, B-1, D, E and F Preferred Stock conversion ratio is 1 to 1. The conversion price of Series B stock may be adjusted if a ‘dilutive triggering event’ occurs which could happen if the Company were to sell or issue common stock, warrants or convertible securities without consideration or for a consideration per share less than the conversion price in effect immediately prior to such sale or issue (dilutive triggering price). In such case, the Series B conversion price would be reduced to a price equal to the dilutive triggering price. All preferred stock has voting rights equal to the number of shares it would have on an ‘as if converted’ basis. All preferred stock is entitled to dividends rights equal to the number of shares it would have on an ‘as if converted’ basis. None of the preferred stock is redeemable, participating nor callable.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

The Company analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted Series F Preferred Stock contained a beneficial conversion feature. See discussion below.

Between June 4 and June 30, 2014, seven holders of Series A Preferred Stock converted a total of 38,100 shares of Series A Preferred Stock for 3,810,000 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

Between July 1 and September 30, 2014, seven holders of Series A Preferred Stock converted a total of 98,650 shares for 9,865,000 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

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

Series F Preferred Private Placement

On August 27, 2014, the Company sold an aggregate of 1,100,333 units in a private placement of its securities to certain investors at a purchase price of $0.75 per unit pursuant to subscription for an aggregate purchase price of $822,750, net of $2,500 financing fees. Each unit consists of one share of the Company’s Series F Convertible Preferred Stock, par value $0.0001 per share, each of which is convertible into one share of Common Stock, with such rights and designations as set forth in the Certificate of Designation. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $192,558. The beneficial conversion feature was fully amortized and recorded as a deemed dividend.

7. OPTIONS AND WARRANTS

On April 30, 2014, the merger date between MacroSolve and Drone Aviation Holding Corp. and effective date of the Merger Exchange Ratio, there were a total of 36,814 vested and 24,723 unvested options carried over to the reverse merger with Drone Aviation Corp. on June 3, 2014 with strike prices ranging from $1.67 to $126.40. During September 2014, the holders of these options voluntarily agreed to terminate their options. At September 30, 2014 there are no outstanding options.

On April 30, 2014, the merger date between MacroSolve and Drone Aviation Holding Corp. and effective date of the Merger Exchange Ratio, there were a total of 673,683 warrants carried over to the reverse merger with Drone Aviation Corp. on June 3, 2014 with strike prices ranging from $2.53 to $16.57. A total of 188,676 of these warrants with strike prices of $5.06 expired between July and September 2014 leaving a total of 485,007 outstanding warrants.

During May 2014, the Company issued a total of 1,700,000 warrants for services. The warrants have a term of three years, and exercise price of $0.01. The 1,700,000 warrants were exercised for cash in July 2014 for a total of $17,000. As further described above in Note 4, on June 3, 2014, the Company issued 2,700,000 warrants to purchase one share of common stock at an exercise price of $1.00 per warrant share to investors who purchased Series E Preferred Stock. The exercise price of $1.00 per warrant may be adjusted any time during the first twenty-four months from issuance under the terms of a Favored Nations Provision contained in the warrant. If at any time during that twenty-four month period the Company should issue common stock or convertible securities at a price lower than $1.00 per share, unless the warrant holder consents to such lower price issuance, then the exercise price of the warrant shall be automatically reduced to reflect such other lower price and the number of warrant securities shall be adjusted to reflect such lower price. The warrants expire on June 3, 2017. In August 2014, all seven investors holding the warrants attached to Series E Preferred Stock executed cashless exercises of their warrants resulting in the issuance of 372,414 shares of restricted common stock.

Because these warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15 “Determining whether an Instrument (or Embedded feature) is Indexed to an Entity’s Own Stock.” ASC 815-40-15 requires as of the date the warrant is issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

As of June 3, 2014, the fair value of the warrants derivative liability is $2,159,824 – see Note #4. On August 26, 2014, when the warrants were exercised, the Company determined the fair value of the derivative liability to be $2,510,793, and upon warrant exercise, the derivative liability was written off to additional paid in capital.

As a result of the warrant exercises, as of September 30, 2014, the fair value of the warrants derivative liability is $0, and the Company recognized a loss on derivative liability of $350,969 for the nine months ended September 30, 2014. The fair value of the derivative liability was estimated at the date of grant and the date of warrant exercised using a Black-Scholes option pricing model.

8. INVESTMENT IN SECURITIES HELD FOR RESALE

The Company owned common stock in DecisionPoint Systems, Inc. (DPSI), MEDL Mobile Holdings, Inc. (MEDL) and Endexx Corporation (EDXC) as a result of certain 2012 and 2013 business transactions of MacroSolve, Inc. These securities were revalued at fair market value on June 3, 2014 as part of the reverse merger accounting. During the second quarter, the Company sold 607,284 shares of DPSI and 147,692 shares of MEDL, representing all of its holdings in those securities, with losses of $21,635 and $3,686 recorded respectively. The Company received a total of $168,704 net cash proceeds from the sales. The Company holds 125,000 shares of EDXC, but has been unable to liquidate the shares due to issues with Endexx Corporation not being a fully-reporting company. The Company has determined that the EDXC shares are impaired and has charged off the $17,500 carrying value. A total of $42,821 was recorded as loss on sale of securities for the nine months ended September 30, 2014.

9. OKLAHOMA TECHNOLOGY COMMERCIALIZATION CENTER

At the time of the April 30, 2014 merger between MacroSolve, Inc. and Drone Aviation Holding Corp., MacroSolve had an $110,000 balance on its refundable award from the State of Oklahoma Technology Business Finance Program. The parties are currently discussing a release from the debt that is unrelated to the current operations.

10. SUBSEQUENT EVENTS

Between October 21 and November 4, 2014, two investors in Series A Preferred Stock converted a total of 13,000 shares to 1,300,000 shares of common stock.

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

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2014 compared with the three and nine months ended September 30, 2013 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company” and similar expressions to Drone Aviation Holding Corp. and depending on the context, its subsidiaries.

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

As of June 3, 2014 (the closing of the Share Exchange with Drone Aviation Corp.), we are focused on the business of the design, development, marketing and sale of lighter-than air (“LTA”) advanced aersostats and land-based intelligence, surveillance and reconnaissance (“ISR”) solutions and tethered drones. Drone Aviation Corp. (our wholly owned subsidiary) (“Drone”) through its wholly owned subsidiary, Lighter Than Air Systems Corp. (“LTAS”), is focused on the development of a series of tethered aerostats known as the Blimp in a Box® (“BiB”) system and the Winch Aerostat Small Platform (“WASP”) as well as certain other tethered drone products. The BiB system is a lighter-than-air, compact aerostat platform either self-contained on a trailer that can be towed by an MATV or MRAP or other standard vehicle, or it can operate from the bed of a pickup truck. It is designed to provide semi-persistent, mobile, real-time day/night high definition footage for “ISR”, detection of improvised explosive devices (“IEDs”), border security and other governmental and civilian uses. The WASP is a mobile, tactical-sized aerostat capable of carrying a variety of payloads in support of military operations. Both the BiB and the WASP can also be utilized for disaster response missions, by supporting two-way and cellular communications, by acting as a repeater or providing wireless networking.

Recent Transactions

Drone Aviation Holding Corp. Commences Trading on the OTC:QB Marketplace

On July 15, 2014, the Company upgraded its common stock to trade on the OTC:QB, a platform for emerging growth companies that are current in their reporting and have undergone an annual verification and management certification process. On that same date, the Company unveiled a new website with current investor and product information, including videos and images of the BiB and WASP systems utilized by governmental, military and commercial customers.

U.S. Department of Defense Award for Sustainment Equipment

On June 25, 2014, the Company announced an award to provide sustainment kits to support the BiB-250 tethered aerostat system currently stationed at U.S. Army Garrison Fort Polk. The order is valued at over $259,000. During September 2014, approximately $117,000 in revenue was recognized from this order and the remaining $142,000 was recognized in October 2014.

Formation of Strategic Advisory Board

On August 28, 2014, the Company announced the formation of a Strategic Advisory Board (SAB) headed by Dr. Phillip Frost. Dr. Frost brings extensive government and military relationships built during his 13 year tenure as a Director of Northrop Grumman, combined with his capital market expertise. Joining Dr. Frost on the SAB is Mr. Steve Rubin who has extensive experience as a practicing lawyer, general counsel and board member to multiple public companies. The Company issued a total 2,000,000 shares of restricted common stock with monthly vesting provisions to these two members in consideration for twelve months services. The shares were valued at $.80 upon issuance and $133,333 was recognized as expense in September 2014 for shares that vested in September 2014.

Series F Convertible Preferred Stock Financing

On August 27, 2014, the Company sold an aggregate of 1,100,333 shares of its Series F Preferred Stock in a private placement of its securities at a purchase price of $0.75 per share for an aggregate purchase price of $825,250. Each share of the Series F Preferred Stock is convertible into one (1) share of common stock and has a stated value of $0.0001.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   The Company is prohibited from effecting the conversion of the Series F Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 3.33% (provided that certain investors elected to block their beneficial ownership at 4.99%), in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series F Preferred Stock.  Each share of the Series F Preferred Stock is entitled to the number of votes equal to the number of shares of common stock such share is convertible into at such time, but not in excess of the beneficial ownership limitation then in effect.   The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $192,558. The beneficial conversion feature was fully amortized and recorded as a deemed dividend.

Cancellation of Options and Warrants

During September 2014, two option holders agreed to the cancellation of 61,537 options with exercise prices between $1.67 and $126.40. At September 30, 2014, there are no outstanding options.

During May 2014, the Company issued 1,700,000 warrants for services at an exercise price of $.01. The 1,700,000 warrants were exercised for cash in July 2014 for a total of $17,000. On June 3, 2014, the Company issued 2,700,000 warrants attached to the Series E Convertible Preferred Stock offering with an exercise price of $1.00 per share. In August 2014, all seven investors holding the Series E warrants executed cashless exercises of their warrants resulting in the issuance of 372,414 shares of restricted common stock. Between July and September 2014, 186,676 warrants with an exercise price of $5.06 expired leaving a total of 485,007 outstanding warrants with exercise prices ranging from $2.53 to $16.57.

Results of Operations

Quarter Ended September 30, 2014 compared to Quarter Ended September 30, 2013

Net Revenues:  Net revenues of $328,000 for the quarter ended September 30, 2014 increased $252,000 or 331% from $76,000 for the same period in 2013.   Sources of revenue were derived primarily from the sale of tethered aerostats, accessories, spare parts and delivery and installation of aerostats.

Cost of Good Sold and Gross Profit:  Cost of good sold for the quarter ended September 30, 2014 increased $155,000 or 200% from $77,000 for the quarter ended September 30, 2013 to $232,000 in 2014. Costs include material, parts and labor associated with the sale of tethered aerostats, accessories and spare parts. The resulting gross profit for the quarter ended September 30, 2014 of $96,000 was an increase from the $(1,000) gross loss for the same quarter of 2013.  Gross profit margins were 29% and (2%) for the quarters ended September 30, 2014 and 2013, respectively.

Operating Expenses:  Operating expenses primarily consist of selling, general and administrative expenses.  Selling, general and administrative expenses increased $959,000 or 1,132%, to $1,044,000 in the quarter ended September 30, 2014 from $85,000 for the same period in 2013. The merger and acquisition activities brought a new management team, board of directors and strategic advisors to the Company for the purpose of increasing business opportunities and shareholder value. Approximately $210,000 of the increase in operating expenses is related to salaries and benefits, $285,000 of the increase is related to investor relations of which $215,000 was non-cash stock compensation, $144,000 of the increase is related to director and strategic advisory board compensation of which $133,000 was non-cash stock compensation, $177,000 of the increase is related to marketing and promotions, $102,000 of the increase is related to one-time legal and accounting fees for the transactions, and $35,000 of the increase is related to research and development.

Income (Loss) from Operations:  Loss from operations for the quarter ended September 30, 2014 increased $861,000 or 1,002%, to $(947,000) from loss from operations of $(86,000) in 2013, primarily due to the increased operating expenses described above offset by the increase in gross profit for the 2014 quarter.

Other Income and Expense:  Total other expenses increased $84,000 in the third quarter of 2014 from $(132) in 2013.  This increase is primarily due to the loss on derivative liability.

Net Loss: Net loss increased $946,000 or 1,099% to $(1,032,000) for the third quarter of 2014 from net loss of $(86,000) in 2013.  This increased loss is due to the loss from operations described above and the loss on derivative liability.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Net Revenues:  Net revenues decreased $211,000 or 24% to $682,000 in the nine months ended September 30, 2014 from $893,000 for the same period in 2013.  Sources of revenue were derived primarily from the sale of tethered aerostats, accessories, spare parts and delivery and installation of aerostats.

Cost of Good Sold and Gross Profit:  Cost of good sold increased $69,000 or 17% to $475,000 in the nine months ended September 30, 2014 from $406,000 for the same period in 2013. Costs include material, parts and labor associated with the sale of tethered aerostats, accessories and spare parts. The resulting gross profit for the nine months ended September 30, 2014 of $207,000 was lower by $280,000 or 57%, than the gross profit for the nine months ended September 30, 2013 of $487,000. Gross profit margins were 30% and 55% for the first nine months of 2014 and 2013, respectively.

Operating Expenses:  Operating expenses primarily consist of selling, general and administrative expenses.  Selling, general and administrative expenses increased $985,000 or 399% to $1,231,000 in the nine months ended September 30, 2014 from $246,000 for the same period in 2013. The merger and acquisition activities brought a new management team, board of directors and strategic advisors to the Company for the purpose of increasing business opportunities and shareholder value. Approximately $210,000 of the increase in operation expenses is related to salaries and benefits, $285,000 of the increase is related to investor relations of which $215,000 was non-cash stock compensation, $144,000 of the increase is related to director and strategic advisory board compensation of which $133,000 was non-cash stock compensation, $177,000 of the increase is related to marketing and promotions, $102,000 of the increase is related to one-time legal and accounting fees for the transactions, and $35,000 of the increase is related to research and development.

Income from Operations:  Loss from operations for the nine months ended September 30, 2014 increased $1,265,000 to $(1,024,000) from net income of $241,000 for the same period in 2013, primarily due to the increased operating expenses described above offset by the increase in gross profit for the 2014 period.

Other Income and Expense:  Total other expenses increased $399,000 in the nine months ended September 30, 2014 from $(115) for the same period in 2013.  This increase is due to the loss on the sale of securities held for resale and loss on derivative liability.

Net Income (Loss): Net loss increased $1,664,000 or 692% to $(1,423,000) in the nine months ended September 30, 2014 from net income of $241,000 for the same period in 2013 primarily as a result of the loss from operations described above and the loss on the sale of securities and derivative liability.

Liquidity and Capital Resources

As of September 30, 2014, the Company had total current assets of $2,208,000 and total current liabilities of $346,000 for working capital of $1,862,000. As of September 30, 2014, the Company had cash and cash equivalents of $1,897,000 and an accumulated deficit of $(1,463,000).

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

Sources and Uses of Cash

	Nine Months Ended September 30,
	2014	2013

Cash flows (used in) provided by operating activities	$(722,190)	$180,230
Cash flows (used in) provided by investing activities	1,476,602	(715)
Cash flows provided by financing activities	1,143,077	-
Net increase in cash and cash equivalents	$1,897,489	$179,515

Operating Activities:

Net cash used in operating activities during the nine months ended September 30, 2014 was approximately $722,000, which was a decrease in operating cash flow of approximately $902,000 from $180,000 net cash inflow from operating activities during the same nine months of 2013. The net loss of approximately ($1,423,000) for the first nine months of 2014 was $1,664,000 greater than the same period of 2013, which was approximately $241,000. The Company recognized approximately $351,000 loss from derivative liability and $348,000 in shares of common stock issued to a third party for services.

Investing Activities:

Net cash provided by investing activities during the nine months ended September 30, 2014 was approximately $1,477,000. As a result of the Share Exchange in June 2014 and Series F financing, the Company received approximately $1,629,000 and paid out approximately $305,000. In addition, approximately $169,000 cash was raised from the sale of available-for-sale securities. The Company had approximately $715 cash flows from investing activities in the same nine month period of 2013.

Financing Activities:

Net cash provided by financing activities during the nine months ended September 30, 2014 was approximately $1,143,000. Drone Aviation Corp. raised approximately $1,476,000 from the sale of stock. The Company paid $350,000 to redeem 87,500 shares of Series B-1 Preferred Stock. The Company did not have any cash flows from financing activities in the same period of 2013.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Case No. 612-CV-46-MSS-KNM

As a result of the USPTO Office Action, on March 31, 2014, the Company dismissed its patent enforcement case against Newegg Inc. with prejudice. There is a pending motion by Newegg for recovery of defendant legal fees of approximately $400,000 from the Company in the matter of MacroSolve, Inc. v Newegg Inc. (U.S.D.C. E.D. TX) case No. 6:12-cv-46-MSS-KNM. Should the Company not prevail in that matter, the judgment would be borne by the former MacroSolve directors who sold their loans on April 17, 2014.

Other than as set forth above, there are no material claims, actions, suits, proceedings, inquiries, labor disputes or investigations pending.

Item 1A. Risk Factors

There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 except as set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock issuances and redemptions

The Company issued 9,865,000 shares of common stock during the third quarter pursuant to conversions of 98,650 shares of Series A Preferred Stock.

On July 1, 2014, the Company entered into a consulting agreement for investor relations, marketing and public relations services. The agreement includes stock compensation of 250,000 shares immediately deliverable and an additional 250,000 shares deliverable after six months if the agreement is still in force. The 250,000 shares delivered in July were valued at $215,000.

On July 21, 2014, the Company issued a total of 1,700,000 shares of common stock upon exercise of warrants held by two consulting firms originally issued on May 19, 2014 with an exercise price of $.01 or a total of $17,000.

The Company issued 960,000 shares of common stock on August 25, 2014 pursuant to the conversion of 9,600 shares of Series C Preferred Stock.

On August 26, 2014, the Company issued 372,414 shares of restricted common stock to seven investors pursuant to the exercise of 100% of the warrants associated with Series E Preferred Stock.

On August 27, 2014, the Company issued 2,000,000 shares of restricted common stock with monthly vesting provisions to two members of its newly-formed Strategic Advisory Board in consideration for twelve months services.

The securities referenced above were offered and sold solely to “accredited investors” in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Options and Warrants

During May 2014, the Company issued a total of 1,700,000 warrants for services. The warrants have a term of three years, and exercise price of $0.01. The 1,700,000 warrants were exercised for cash in July 2014 for a total of $17,000. As further described in footnote, on June 3, 2014, the Company issued 2,700,000 warrants to purchase one share of common stock at an exercise price of $1.00 per warrant share to investors in the Series E Preferred Stock. The exercise price of $1.00 per warrant may be adjusted any time during the first twenty-four months from issuance under the terms of a Favored Nations Provision contained in the warrant. If at any time during that twenty-four month period the Company should issue common stock or convertible securities at a price lower than $1.00 per share, unless the warrant holder consents to such lower price issuance, then the exercise price of the warrant shall be automatically reduced to reflect such other lower price and the number of warrant securities shall be adjusted to reflect such lower price. The warrants expire on June 3, 2017. In August 2014, all seven investors holding the warrants attached to Series E Preferred Stock executed cashless exercises of their warrants resulting in the issuance of 372,414 shares of restricted common stock.

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

DRONE AVIATION HOLDING CORP.

Date: November 07, 2014	By:	/s/ FELICIA HESS
Felicia Hess
Chief Executive Officer (Principal Executive Officer)

Date: November 07, 2014	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

