Form 10-K
period 2014-12-31
DRONE AVIATION HOLDING CORP.
filed 2015-03-31
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Commission File No. 333-150332

DRONE AVIATION HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	46-5538504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11653 Central Parkway #209 Jacksonville FL	32224
(Address of principal executive office)	(Zip Code)

(918) 932-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒   No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2014, based on the closing sales price of the Common Stock as quoted on the OTC Markets was $12,924,476. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2015, there were 45,708,114 shares of registrant’s common stock outstanding.

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

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as mobile solutions for businesses. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	competition in the market for tethered drone based products;
●	our ability to develop brand awareness and industry reputation;
●	our ability to adapt to rapid evolution in technology and industry standards;
●	our ability to attract and retain management and skilled personnel;
●	our growth and marketing strategies;
●	anticipated trends in our business;
●	our future results of operations;
●	our lack of profitable operations in recent periods;
●	market conditions in the tethered drone industry;
●	the impact of government regulation;
●	emerging viable and sustainable markets for tethered drone products;
●	significant errors or security flaws in our products and services;
●	insufficient protection for our intellectual property;
●	Our ability to enforce our intellectual property;
●	claims of infringement on third party intellectual property;
●	pricing pressures in the tethered drone market;
●	our financial position, business strategy and other plans and objectives for future operations;
●	economic conditions in the U.S. and worldwide; and
●	the ability of our management team to execute its plans to meet its goals

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

PART I

Item 1.  Business

Organization

MacroSolve, Inc. (“MacroSolve”) was a corporation formed on January 17, 1997, under the laws of the State of Oklahoma.  Since July 2012, MacroSolve focused on intellectual property licensing and enforcement of its patent in the mobile app market development space. MacroSolve also offered consulting services related to mobile app development, marketing and financing of mobile app businesses.

Effective April 30, 2014, MacroSolve entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its wholly-owned subsidiary, Drone Aviation Holding Corp., a Nevada corporation, pursuant to which MacroSolve merged with and into Drone Aviation Holding Corp. (the post-merger company, “we”,“DAHC”, or the “Company”) for the purpose of reincorporating the Company in the State of Nevada (the “Merger”). Pursuant to the Merger, every 50.56186 shares of common stock of MacroSolve, other than shares that are owned by stockholders exercising appraisal rights, were converted into one share of common stock, par value $0.0001, of Drone Aviation Holding Corp., with the same rights, powers and privileges as the shares prior to such conversion (such exchange ratio, the “Merger Exchange Ratio”). All per share numbers referenced throughout this Annual Report give effect to the Merger Exchange Ratio.

Upon consummation of the Share Exchange on June 3, 2014, with Drone (as such terms are defined and described below), Drone became the Company’s wholly owned subsidiary and the Company began a new line of business in the tethered drone space. As further described in the Corporate Structure section below, on March 26, 2015, the Company filed a Plan of Merger in the State of Nevada for the purpose of merging Drone in the Company which is the surviving corporation.

 Our principal executive offices are located at 11653 Central Parkway #209, Jacksonville FL 32224.

Overview

Recent Developments

Exchange Agreements

On April 17, 2014, we entered into a series of exchange agreements (the “Exchange Agreements”) with certain holders of convertible debentures and promissory notes in the principal face amount of $683,680 and accrued interest of $97,306 previously issued by the Company.  Pursuant to the Exchange Agreements, the holders exchanged the notes and relinquished any and all other rights they may have pursuant to the notes in exchange for 595,000 shares of newly designated Series C Convertible Preferred Stock, 324,671 shares of newly designated Series D Convertible Preferred Stock and 156,231 shares of newly designated Series D-1 Convertible Preferred Stock.  Such exchanges were conducted pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Pursuant to the Merger Agreement on April 30, 2014, (i) each share of Series C Convertible Preferred Stock was exchange for one share of Series A Convertible Preferred Stock of the Company, (ii) each share of Series D Convertible Preferred Stock was exchanged for one share of Series B Convertible Preferred Stock of the Company, and (iii) each share of Series D-1 Convertible Preferred Stock was exchanged for one share of Series B-1 Convertible Preferred Stock of the Company.

Series A Preferred

Pursuant to the Series A Preferred Stock Certificate of Designation, the Company designated 595,000 shares of its blank check preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Preferred Stock has a stated value of $1.00 per share.  In the event of a liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock will be entitled to a payment as set forth in the Certificate of Designation. The Series A Preferred Stock is convertible into such number of shares of the Company’s common stock equal to such number of shares of Series A Preferred Stock being converted multiplied by 100 and divided by the stated value.  Each share of Series A Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series A Preferred Stock entitles the holder to cast such number of votes equal to the number of shares of common stock such share of Series A Preferred Stock is convertible into at such time, but not in excess of the conversion limitations set forth in the Series A Preferred Certificate of Designation. The Series A Preferred Stock will be entitled to dividends to the extent declared by the Company.

Series B Preferred

Pursuant to the Series B Certificate of Designation, the Company designated 324,671 shares of its blank check preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). Each share of Series B Preferred Stock has a stated value of $1.00 per share.  In the event of a liquidation, dissolution or winding up of the Company, each share of Series B Preferred Stock will be entitled to a payment as set forth in the Certificate of Designation. The Series B Preferred Stock is convertible into such number of shares of common stock equal to such number of shares of Series B Preferred Stock being converted divided by the stated value.  Each share of Series B Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series B Preferred Stock entitles the holder to cast such number of votes equal to the number of shares of common stock such share of Series B Preferred Stock is convertible into at such time, but not in excess of the conversion limitations set forth in the Series B Preferred Certificate of Designation. The Series B Preferred Stock will be entitled to dividends to the extent declared by the Company.

Series B-1 Preferred

Pursuant to the Series B-1 Preferred Certificate of Designation, the Company designated 156,231 shares of its blank check preferred stock as Series B-1 Preferred Stock (The “Series B-1 Preferred Stock). Each share of Series B-1 Preferred Stock has a stated value of $1.00 per share.  In the event of a liquidation, dissolution or winding up of the Company, each share of Series B-1 Preferred Stock will be entitled to a payment as set forth in the Certificate of Designation. The Series B-1 Preferred is convertible into such number of shares of common stock equal to such number of shares of Series B-1 Preferred Stock being converted divided by the stated value.  Each share of Series B-1 Preferred Stock entitles the holder to vote on all matters voted on by holders of common stock as a single class. With respect to any such vote, each share of Series B-1 Preferred Stock entitles the holder to cast such number of votes equal to the number of shares of Common Stock such share of Series B-1 Preferred Stock is convertible into at such time, but not in excess of the conversion limitations set forth in the Series B-1 Preferred Certificate of Designation. The Series B-1 Preferred Stock will be entitled to dividends to the extent declared by the Company.

Redomestication and Management Change

On April 30, 2014, the Company filed Articles of Merger with the Secretary of State of Nevada and a Certificate of Merger with the Secretary of State of the State of Oklahoma to effectuate the Merger.

On April 17, 2014, James C. McGill resigned as Chief Executive Officer, and President of the Company as well as his position serving on the Company’s Board of Directors.  Also on April 17, 2014, Messrs. David Humphrey and John Clerico resigned their positions serving on the Company’s Board of Directors.

Effective April 17, 2014, the Company appointed Michael Haas to serve as the Company’s interim President and to serve on the Company’s Board of Directors.  The Company agreed to pay Mr. Haas $2,500 a month for his services. Mr. Haas resigned from his position as interim President on June 3, 2014.

Series C Financing

On April 29, 2014, prior to the Merger, MacroSolve sold an aggregate of $120,000 of its preferred stock to an accredited investor pursuant to a subscription agreement.  Pursuant to the Subscription Agreement, upon consummation of the Merger, the Company designated 355,000 shares of preferred stock, $0.0001 par value per share, as Series C Convertible Preferred Stock and issued all of such shares of Series C Convertible Preferred Stock to the investor in consideration for the Purchase Price on May 2, 2014.

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

Securities Exchange Agreement and Series E Financing

On June 3, 2014, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Drone Aviation Corp., a Nevada corporation (“Drone”), and the shareholders of Drone.  Upon closing of the transaction contemplated under the Exchange Agreement (the “Share Exchange”), on June 3, 2014, the shareholders of all of Drone’s outstanding shares of common stock (the “Drone Shareholders”) transferred all the outstanding shares of common stock of Drone to the Company in exchange for an aggregate of 8,050,000 shares of the Company’s common stock and 36,050,000 shares of Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”). Pursuant to the terms of the Exchange Agreement, certain Drone Shareholders who, as a result of receiving the shares of common stock would hold in excess of 3% of the Company’s issued and outstanding Common Stock on a post-closing basis, elected to receive shares of the Company’s Series D Preferred Stock, with such rights, preferences and designations as are set forth in the Certificate of Designations of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Each share of the Series D Preferred Stock is convertible into one (1) share of common stock and has a stated value of $0.0001.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   The Company is prohibited from effecting the conversion of the Series D Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 3.33% (provided that certain investors elected to block their beneficial ownership at 4.99%), in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series D Preferred Stock.  Each share of the Series D Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock such share is convertible into at such time, but not in excess of the beneficial ownership limitation. As a result of the Share Exchange, Drone became a wholly-owned subsidiary of the Company. Concurrently, members of the new management of the Company executed Lock-Up Agreements pursuant to which they agreed to refrain from the sale of any securities of the Company held by them, including the common stock and Series D Preferred Stock issued to them in connection with the Share Exchange, for a period of fifteen (15) months although the Lockup Agreement provides for certain leak out provisions, allowing the holder the right to sell up to 3.5% of the average daily volume of the common stock beginning on the thirteen month anniversary of the Lockup Agreement. Upon the closing of the Share Exchange, Michael Haas resigned from all officer positions with the Company but remains a director of the Company. Felicia Hess was appointed Chief Executive Officer and director, Daniyel Erdberg was appointed Chief Operating Officer and Wayne Jackson was appointed Chairman of the Board.

 On June 3, 2014, the Company sold an aggregate of 2,700,000 units in a private placement of its securities to certain investors at a purchase price of $0.50 per unit for an aggregate purchase price of $1,350,000. Each unit consists of (i) one share of the Company’s Series E Convertible Preferred Stock, par value $0.0001 per share (the “Series E Preferred Stock”), each of which is convertible into one (1) share of common stock, with such rights and designations as set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock; and (ii) a three year warrant to purchase one share of Common Stock at an exercise price of $1.00 per share.

  The units as well as the conversion ratio of the Series E Preferred Stock and the exercise price of the warrants, are subject to a “Most Favored Nations” provision for a period of 24 months from the closing of the offering in the event the Company issues common stock or securities convertible into or exercisable for shares of common stock at a price per share or conversion or exercise price per share which shall be less than $0.50 per share, subject to certain customary exceptions.   Each share of the Series E Preferred Stock is convertible into one (1) share of common stock and has a stated value of $0.0001.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   The Company is prohibited from effecting the conversion of the Series E Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 3.33% (provided that certain investors elected to block their beneficial ownership at 4.99%), in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series E Preferred Stock.  Each share of the Series E Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock such share is convertible into at such time, but not in excess of the beneficial ownership limitation.  Each warrant is exercisable for one share of common stock at an exercise price of $1.00 per share.  The warrant may be exercised on a cashless basis. The Company is prohibited from effecting the exercise of a warrant to the extent that, as a result of such exercise, the holder would beneficially own more than 3.33%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the exercise of the warrant, which limitation may be increased to 4.99% upon not less than 61 days’ prior notice to the Company.

Following the closing of the Share Exchange, through its wholly owned subsidiary, Drone, the Company entered into the business of design, development, marketing and sale of lighter-than-air (“LTA”) advanced aerostats and land-based ISR solutions and tethered drones.

Series F Financing

On August 27, 2014, the Company accepted subscriptions for an aggregate of 1,100,333 shares of the Company’s Series F Convertible Preferred Stock, par value $0.0001 per share (the “Series F Preferred Stock”), each of which is convertible into one (1) share of common stock, with such rights and designations as set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock in a private placement of up to $1,500,000 of its securities to certain accredited investors at a purchase price of $0.75 per share for an aggregate purchase price of $825,250.

The Company agreed with the investors not to issue any shares of common stock or securities exercisable or convertible into shares of common stock of the Company for a price lower than $0.75 per share for a period of 24 months from the closing of the offering without the consent of such investors, subject to certain customary exceptions.   Each share of the Series F Preferred Stock is convertible into one (1) share of common stock and has a stated value of $0.0001.  The conversion ratio is subject to adjustment in the event of stock splits, stock dividends, combination of shares and similar recapitalization transactions.   The Company is prohibited from effecting the conversion of the Series F Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 3.33% (provided that certain investors elected to block their beneficial ownership at 4.99%), in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series F Preferred Stock.  Each share of the Series F Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock such share is convertible into at such time, but not in excess of the beneficial ownership limitation.

Strategic Advisory Board

On August 27, 2014, the Company formed a Strategic Advisory Board (the “SAB”) whose purpose is to assist and provide advice to the Company’s Board of Directors and management regarding the Company’s corporate strategic plan and matters of particular strategic importance to the Company.  In connection with the formation of the SAB, the Company entered into Strategic Advisory Board Agreements with the initial two members of its SAB, which agreements call for compensation to be paid in shares of the Company’s restricted common stock.

On January 6, 2015, the Company announced that it had fulfilled a military order, shipping a follow-on order of aerial and ground-based equipment to Eglin Air Force Base in Florida.

On March 2, 2015 the Company announced that it had officially launched WATT, the Company's first model of a new line of commercial-grade electric tethered drones designed to provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether.

Corporate Structure

Our current corporate structure is set forth below:

Description of Drone’s Business

Corporate Overview

Drone was incorporated in the state of Nevada on March 31, 2014.  On May 5, 2014, Drone entered into a share exchange agreement with Lighter Than Air Systems Corp. (“LTAS”) and World Surveillance Group Inc. (“WSGI”), the sole shareholder of LTAS, pursuant to which WSGI transferred all of the issued and outstanding common stock of LTAS to Drone in consideration for capital of Drone and LTAS became a wholly owned subsidiary of Drone. Through LTAS, Drone provides aerial and land-based surveillance and communications solutions to government and commercial customers. LTAS systems are designed and developed in-house utilizing proprietary technologies and processes that result in compact, rapidly deployable aerostat solutions and mast-based systems. On March 26, 2015, Drone was merged into Drone Aviation Holding Corp. which is the surviving corporation.

Products

The Company, through its wholly owned subsidiary, LTAS, is focused on the development of a series of tethered aerostats known as the Blimp in a Box™ (“BiB”) system, the WASP and certain other tethered drone based products, including the recently announced WATT tethered drone. The BiB system is a lighter-than-air, compact aerostat platform either self-contained on a trailer that can be towed by an MATV or MRAP or other standard vehicle, or it can operate from the bed of a pickup truck. It is designed to provide semi-persistent, mobile, real-time day/night high definition footage for intelligence, surveillance and reconnaissance (“ISR”), detection of improvised explosive devices (“IEDs”), border security and other governmental and civilian uses. The WASP is a mobile, tactical-sized aerostat capable of carrying a variety of payloads in support of military operations. Both the BiB and the WASP can also be utilized for disaster response missions, by supporting two-way and cellular communications, and act as a repeater or provide wireless networking.

The BiB and WASP systems have a tethered envelope filled with helium gas, either a stabilized ISR payload or communications payload, portable ground control station and a datalink between the ground station and the envelope. Hovering at up to 2,000 ft. above the ground, the systems provide surveillance and communications capabilities with relatively low acquisition and maintenance costs.  The systems require an operational crew of a minimum of two personnel, relatively simple maintenance procedures and a quick retrieval and helium top-off for re-inflation.

The Company’s tethered aerostat systems were used to support a sole source contract from the United States Department of Defense (“DoD”) for a set of BiB aerostat systems. The contract award included on-location support for technical fact gathering, installation and training for the BiB systems. The BiB systems were delivered to Fort Polk, LA in April and May 2013 and testing of the aerostat system and also multiple training sessions for soldiers on the base in preparation for future military exercises was performed at that time. Formal DoD acceptance of the BiB systems was issued following completion of the testing, training and an inventory accounting.

In other contracts:

☐	The Company provided seven critical aerostat launcher electric main winches and spare components to support the Small Tactical Multi-Payload Aerostat System (STMPAS) for the U.S. Army Rapid Equipping Force (REF). The Company custom designed, engineered and manufactured winch systems were requested by Georgia Tech Research Institute working with the REF in support of STMPAS. STMPAS, although larger than the BiB, is a tactical aerostat system designed to provide ISR capability for small tactical units in Afghanistan and other locations.

☐	The Company provided two WASP systems and six aerostats to BAE Systems to support the U.S. Army Space and Missile Defense Command (SMDC). The Company self-contained, compact, trailer-mounted aerostat launcher system and aerostats have been delivered and are undergoing testing and evaluation for various mission profiles to support and enhance critical communications for the Army.

☐	Five custom aerostat systems and subcomponents were provided by the Company to support the REF. The aerostat systems and related components were delivered directly into active overseas operations to support U.S. military troops. The Company aerostat systems requested by the REF were custom-designed and engineered, and were manufactured to provide capabilities for specific mission requirements. The systems include aerostats, winches, tank racks and related support equipment.

☐	The Company has received an order for a BiB 100 aerostat system for use by a State Department of Transportation. Subsequent to the initial BiB 100 aerostat system order, the customer purchased additional surveillance related equipment. The BiB 100 was delivered to the customer during the second quarter of 2014, after which onsite training and test operations commenced. Unlike a free flying drone or other unmanned aerial vehicle, the highly mobile BiB 100 aerostat system utilizes a high strength, power tether line to remain connected to an integrated trailer where secure communications are transmitted. The system is designed to provide incident awareness and assessment ("IAA") and can be used to monitor illegal activity, identify and monitor traffic patterns, or provide disaster response in a secure manner without the risk of being intercepted or jammed.

The Company’s WASP aerostat systems successfully participated in the U.S. Army's Network Integration Experiment (NIE) 14.1 at the U.S. Army White Sands Missile Range in New Mexico during October and November 2013. The two complete, turn-key trailer-mounted aerostat launcher systems previously delivered to SMDC enable persistent, on-demand, beyond-line-of-sight communications in support of ground forces maneuvers. The NIE is a series of semi-annual, soldier-led evaluations designed to further integrate, mature and rapidly progress the Army's tactical communications network. NIE serves as a principal driver of change in the Army -- such in-field evaluation and integration events drive requirements, field recommendations and procurement.

WASP Systems provided by the Company to the SMDC/Army Forces Strategic Command participated in the U.S. Army's NIE 14.2 which took place at Fort Bliss, TX and White Sands Missile Range, NM during April and May 2014. The two WASPs returned to NIE 14.2 as a “Baseline System” following their successful mission at NIE 14.1 where they were a “System Under Evaluation,” the difference being that the WASP system was used to test other new systems. The WASP is a mobile, tactical-sized aerostat capable of carrying a variety of payloads in support of military operations helping troops in the field have a tactical edge while communicating over greater distances. The WASP leverages aerostat technology to elevate network payloads to an advantaged height to enable persistent network connectivity while reducing risk to units conducting missions. The NIE 14.2 exercises were intended to evaluate joint force network capabilities; improve unified land operations with communications nodes based on aircraft and unmanned aerial vehicles (UAVs); integrate networking technologies into the armored brigade combat team; develop ways to deliver, collect and process integrated, multi-source intelligence to front-line warfighters; and make field command posts more mobile and efficient. The NIE 14.2 exercises also will involve beyond-line-of-sight communications; expeditionary signal brigade tropospheric scatter communications; network intrusion prevention; cellular communications; electromagnetic spectrum operation; condition based maintenance; and operational energy solutions.

The Company also offers a product line of telescoping masts as a cost-effective means for elevating a camera, radar or antenna array. LTAS model masts are available for heights from 20 feet to over 100 feet (10 stories) and head-load ratings from 15 pounds to 120 pounds. Our mast packages and systems are engineered for specific applications that support mobile border patrol, perimeter security, crowd management, emergency incident response, situational awareness, pipeline security, communications relay, repeater and primary antenna array, check points, and port security.

The Company’s tethered drone product line consists of electrically powered drones connected to a ground based software controlled winch via a safe and secure armored tether line. The concept of the tethered drone system is built on the strength of our years of developing tethered solutions for our aerostat products and combining that with the advantages of multi-rotor copters. The end result is a robust capability designed to be used in almost all weather environments and controlled with the push of a button. The initial tethered drone known as the WATT is being designed to take off, hover and land via remote control while being connected by a unique tether technology where all data, controls and endurance are built into the tether. The same components and systems that our military customers rely on in our launcher systems are being incorporated into the self-contained copter system in order to produce a heavier-than-air, tethered product offering. The WATT is a complete turnkey system that can be launched within minutes of unpacking from a standard case stored in a host vehicle. Once launched, WATT is designed to hover in a stationary position directly above its launch site at one of several preset altitudes of up to 300 ft. for up to 8 hours where a highly stabilized military-grade/broadcast quality HD video imager can provide an 360' live aerial monitoring feed directly through the tether to its host vehicle or to a network of mobile devices such as tablets or laptop computers. Compact and lightweight, the WATT system features the ability to draw power from both its host vehicle or independently provide up to 8 hours of operation through its own ground power equipment that is specially designed to be transported and deployed from commercial vehicles such as TV production trucks, first responder vehicles or even common agriculture/infrastructure equipment thanks to its standard 120v adapter.

Market

The market for our lighter-than-air (“LTA”) aerostats and tethered drones has grown significantly over the last several years following the recent proposed guidelines by the FAA for commercial drone use for which our tethered drone product line are designed to comply. The military has transformed into a smaller, more agile fighting force in need of a network of technologies to provide improved observation, communication and precision targeting of combat troop locations, which are often embedded in dense population centers or dispersed in remote locations.  Our products are intended to provide critical observation and communication capabilities serving the increased demand for ISR and communications, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, while reducing the risks to our troops in theatre.  The ability to observe adversaries on a continuous basis in all manner of locations with high-resolution cameras, sensors and other electronic equipment and enhance communication among our troops remain critical needs for our military.  Finally, in a highly constrained fiscal environment, the typically lower acquisition and use/maintenance costs of LTA aerostats and tethered drones make them more appealing when compared to their heavier than air manned or larger LTA unmanned system alternatives.

The markets for our systems on a stand-alone basis and/or combined with other payloads relates to the following applications, among others:

Governmental Markets:

●	International, Federal, state and local governments as well as U.S. and foreign government agencies, including U.S. Department of Defense (DoD), U.S. Drug Enforcement Agency (DEA), U.S. Homeland Security, Customs and Border Patrol, Environmental Protection Agency (EPA), U.S. Department of State, Federal Emergency Management Agency (FEMA), U.S. and state Departments of Transportation, Penitentiaries, and Police forces;
●	Military, including U.S. Army Space and Missile Defense Agency (SMDC) and U.S. Air Force installations;
●	Intelligence, reconnaissance and surveillance (ISR), including Joint Improvised Explosive Device Defeat Organization (JIEDDO);
●	Border security monitoring, including U.S. Homeland Security, to deter and detect illegal entry;
●	Drug enforcement along U.S. borders;
●	Monitoring environmental pollution and sampling air emissions; and
●	Vehicle Traffic monitoring, including aerial speed enforcement by state and local law enforcement agencies.

Commercial Markets:

●	TV and Media Production Mobile communications systems, expanding on-site reporting capabilities to include aerial videography and photography;
●	Agriculture monitoring, including monitoring crop health, field monitoring to reduce costs and increase yields;
●	Security for large events, including crowd management;
●	Natural disaster instant infrastructure to support first responders;
●	Oil pipeline monitoring and exploration; and
●	Atmospheric and climate research.

Distribution

The Company sells its products directly to end customers. In addition, its products are included in the GSA Schedule through its existing distributor relationship with U.S. government prime contractor ADS Inc. ("ADS"). The GSA listing allows government customers to directly negotiate and acquire products and services from commercially-listed suppliers.

Competition

We believe that the principal competitive factors in the markets for the LTAS aerostat systems include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, size, mobility, quality, reliability, customer support, brand and reputation.

We believe the current market competitors to the BiB and WASP aerostat systems include a large number of not only small “mom and pop” tethered aerostat and balloon companies but large defense contractors, among them: TCOM, Raytheon, Lockheed Martin, ISL, Compass Systems, Raven Aerostar and American Blimp Corporation.  We believe there are numerous "hobbycraft" drone companies such as DJI and Parrot offering hobby grade free flying drones for pleasure use, as well as many larger drone manufactures such as Northrup Grumman and Boeing, offering military grade free flying drones to the U.S. Government. However, we are not aware of many commercial grade tethered drone competitors for our tethered drone systems which remain tethered to the ground via a high strength armored tether.

Many of the Company’s LTA competitors have received considerable funding from government or government-related sources to develop and build LTA aerostats.  Most of these organizations and many of the Company’s other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do. We anticipate increasing competition as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us.  In addition, other companies may introduce competing aerostats or solutions based on alternative technologies that may adversely affect our competitive position.  As a result, the Company’s products may become less or non-competitive or obsolete.

Technology, Research and Development

The development, commercialization and construction of the WATT tethered drone, the BiB and WASP aerostat systems, and mast products are done in-house.

The Company’s research and development efforts of are largely focused on the tethered drone systems and aerostat systems.  We have developed a “non-military spec” BiB system for use in more commercial or governmental applications not requiring the level of durability and ruggedness of the current militarized model and we continues to work on different models with different payloads for various applications.

The concept of the WATT system is built on the strength of our years of developing tethered solutions for our aerostat products and combining that with the advantages of rotor copters. The end result is a robust capability that is designed to be utilized in almost all weather environments and controlled with the push of a button. The DAC tethered drone is designed to take off, hover and land via remote control all while being connected by a unique tether technology where all data, controls and endurance are built into the tether. The same components and systems that our military customers rely on from our launcher systems are incorporated into the self-contained DAC tethered drone system in order to produce a unique heavier than air, tethered product offering.

For the years ended December 31, 2014 and 2013, the Company has spent $142,011 and $0, respectively, on research and development activities.

Partners

The Company has several agreements with partners and distributors to assist it with the marketing and sales of various products, as it currently has limited in-house sales capabilities.

Intellectual Property

The Company reviews each of its intellectual properties and makes a determination as to the best means to protect such property, by trademark, by copyright, by patent, by trade secret, or otherwise. The Company believes that it has taken appropriate steps to protect its intellectual properties, depending on its evaluation of the factors unique to each such property, but cannot guarantee that this is the case. The United States Patent and Trademark Office has issued U.S. Patent No. 7,822,816 to MacroSolve. The patent covers certain mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer. In September 2011, MacroSolve filed a continuation of U.S. Patent No. 7,822,816 which is assigned number 12/910,706. On March 7, 2014, the United States Patent and Trademark Office (“USPTO”) sent MacroSolve an office action related to an ex parte reexamination of the ‘816 patent which rejected all the claims in the patent. As a result of the office action, the ‘816 patent was deemed unlikely to produce future revenues.

On September 14, 2014 the Company filed a provisional patent application number "62052946" entitled “Tethered Portable Aerial Media broadcast System” based on the Company's tethered drone system. The Company is evaluating filing a full utility patent application in connection with the provisional application number ""62052946". The Company’s success and ability to compete depends in part on its ability to develop and maintain its intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. As the development of the tethered drone and aerostat systems continues, it is expected that the Company will rely on patents, trade secrets, copyrights, trademarks, non-disclosure agreements and other contractual provisions. Trademark registration on the name Blimp in a Box has also been filed and issued.  In certain cases, when appropriate, the Company opts to protect its intellectual property through trade secrets as opposed to filing for patent protection in order to preserve confidentiality.  All of the Company’s employees are subject to non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights.

Dependence on a Few Customers and Regulatory Matters

We believe there is a large, growing market for our commercial tethered drones internationally as well as in the U.S. With the recent proposed guidelines for commercial drone use in the U.S. by the FAA, we anticipate a growing U.S. market for commercial drone applications that our tethered drones can serve. Until the FAA officially adopts and publishes these guidelines, we are restricted to operating our tethered drones in the National Air Space (NAS) under either FAA granted exemptions or Certificate of Authorizations. We are currently engaged with commercial and research organizations in order to determine how our tethered drones can be operated under FAA exemptions or COA's until the FAA formally adopts a policy for commercial drone use in the NAS. We are currently evaluating various international markets where the FAA does not control the airspace where our tethered drones can potentially be operated by potential customers. We anticipate that the majority of the Company's LTA based revenue at least in the foreseeable future will come from U.S. government and government-related entities, including both the DoD and other departments and agencies.  Government programs that we may seek to participate in must compete with other programs for consideration during Congress’s budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond its control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense spending could adversely affect its ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact its ability to generate revenues.

The Company has registered as a contractor with the U.S. Government and is required to comply with and will be affected by laws and regulations relating to the award, administration and performance of U.S. contracts.  Government contract laws and regulations affect how we will do business with customers, and in some instances, will impose added costs on its business.  A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts or the inability to bid on future contracts.

Since our LTA systems are tethered to the ground they comply with regulations enforced by the FAA, which currently does not allow any commercial untethered flights by free flying drones in commercial airspace in the U.S. without prior FAA clearance certifications or an FAA Certificate of Waiver or Authorization (COA) that are difficult and time-consuming to obtain.

International sales of our products may also be subject to U.S. laws, regulations and policies like the United States Department of State restrictions on the transfer of technology, International Traffic in Arms Regulations (ITAR) and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities.   This may limit our ability to sell our products abroad and the failure to comply with any of these regulations could adversely affect its ability to conduct business and generate revenues as well as increasing its operating costs.  Our products may also be subject to regulation by the National Telecommunications and Information Administration and the Federal Communications Commission that regulate wireless communications.

Sources and Availability of Components

Certain materials and equipment for our products are custom made for those products and are dependent upon either a single or limited number of suppliers. Failure of a supplier could cause delays in delivery of the products if another supplier cannot promptly be found or if the quality of such replacement supplier’s components is inferior or unacceptable.

Employees

The Company has four full-time employees that comprise its executive management and accounting team. Lighter Than Air Systems has three full-time and ten part-time employees. We have no labor union contracts and believe relations with our employees are satisfactory.

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

Risks Related to Our Business and Industry

Product development is a long, expensive and uncertain process.

The development of LTAS aerostats, tethered drones and mast-based ISR systems is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment.  We continue to make significant investments in research and development relating to our aerostats, mast-based ISR systems, and tethered powered drones.  Investments in new technology and processes are inherently speculative. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

Successful technical development of our products does not guarantee successful commercialization.

We may successfully complete the technical development for one or all of our product development programs, but still fail to develop a commercially successful product for a number of reasons, including among others the following:

●	failure to obtain the required regulatory approvals for their use;
●	prohibitive production costs;
●	competing products;
●	lack of innovation of the product;
●	ineffective distribution and marketing;
●	lack of sufficient cooperation from our partners; and
●	demonstrations of the products not aligning with or meeting customer needs.

Although we have sold our BiB and WASP aerostat systems and various other aerostat and mast-based ISR systems and components, our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities.  Upon demonstration, our aerostats, tethered drones and mast-based ISR systems may not have the capabilities they were designed to have or that we believed they would have.  Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing products may prevent us from gaining wide market acceptance of our products.  Significant revenue from new product investments may not be achieved for a number of years, if at all.

Our potential customers are likely to be government or government-related entities that are subject to appropriations by Congress and reduced funding for defense procurement and research and development programs would likely adversely impact our ability to generate revenues.

We anticipate that the majority of our revenue (for our aerostats and tethered drone sales) at least in the foreseeable future will come from U.S. government and government-related entities, including both the DoD and other departments and agencies.  Government programs that we may seek to participate in and contracts for aerostats or tethered drones must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense, communications and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

Some of our products may be subject to governmental regulations pertaining to exportation.

International sales of our products may be subject to U.S. laws, regulations and policies like the International Traffic in Arms Regulations (ITAR) and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities.   If we are not allowed to export our products or the clearance process is burdensome, our ability to generate revenue would be adversely affected.  The failure to comply with any of these regulations could adversely affect our ability to conduct our business and generate revenues as well as increasing our operating costs.

We compete with companies that have significantly more resources than we have and already have received government contracts for the development of aerostats and tethered drones.

A number of our competitors have received considerable funding from government or government-related sources to develop various aerostats and tethered drones.  Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do.  Our products will compete not only with other tethered aerostats, but also with heavier-than-air fixed wing aircraft, manned aircraft, communications satellites and balloons.  We anticipate increasing competition as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us.  In addition, other companies may introduce competing aerostats or solutions based on alternative technologies that may adversely affect our competitive position.  As a result, our products may become less or non-competitive or obsolete.  If we are not able to compete successfully against our current and future competitors, we may fail to generate revenues and our financial condition would be adversely affected.

We may pursue strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.

We intend to consider potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as, among others,: (i) the need to integrate and manage the businesses and products acquired with our own business and products, (ii) additional demands on our resources, systems, procedures and controls, (iii) disruption of our ongoing business, and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance of, or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenue, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability: (i) to take advantage of growth opportunities for our business or for our products or (ii) to address risks associated with acquisitions or investments in businesses, may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings.   These future acquisitions or joint ventures may not result in their anticipated benefits and we may not be able to properly integrate acquired products, technologies or businesses, with our existing products and operations or combine personnel and cultures.  Failure to do so could deprive us of the intended benefits of those acquisitions.

If we fail to protect our intellectual property rights, we could lose our ability to compete in the marketplace.

Our intellectual property and proprietary rights are important to our ability to remain competitive and for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-competition agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand.  We have little protection when we must rely on trade secrets and nondisclosure agreements.   Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues.  Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products.  Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe our product technologies infringe the proprietary rights of any third party, but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us.  It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties.  If we are required to obtain licenses to use any third party technology, we would have to pay royalties, which may significantly reduce any profit on our products.  In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities.  If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and sell products where insurance or indemnification may not be available, including:

☐	Designing and developing products using advanced and unproven technologies and aerostats and tethered drones in intelligence and homeland security applications that are intended to operate in high demand, high risk situations; and

☐	Designing and developing products to collect, distribute and analyze various types of information.

Failure of certain of our products could result in loss of life or property damage.  Certain products may raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion and similar concepts, which may raise new legal issues.  Indemnification to cover potential claims or liabilities resulting from a failure of technologies developed or deployed may be available in certain circumstances but not in others.  We are not able to maintain insurance to protect against all operational risks and uncertainties.   Substantial claims resulting from an accident, failure of our product, or liability arising from our products in excess of any indemnity or insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows, and operating results.  Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel. The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms or to retain good relationships with our partners might impede our ability to continue to develop, commercialize and sell our products.  To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees.  The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business.  We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

Economic conditions in the U.S. and worldwide could adversely affect our revenues.

Our revenues and operating results depend on the overall demand for our technologies and services. If the U.S. and worldwide economies continue to weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our services, actions by competitors, etc.), we may not be able to maintain or expand the growth of our revenue.

Risks Relating to Our Business

We have experienced losses which may continue and which may negatively impact our ability to achieve our business objectives.

We incurred a net loss of $(2,123,490) for the year ended December 31, 2014 and we experienced negative cash flow from operations. We cannot assure you that we can achieve profitability or sustain cash flow positive operations on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We are currently seeking, patent protection for the WATT system. On September 14, 2014 the Company filed a provisional patent application number "62052946" entitled “Tethered Portable Aerial Media broadcast System” based on the Company's tethered drone system. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our technologies by obtaining and enforcing patents. These risks and uncertainties include the following: patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage; our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and license our technologies either in the United States or in international markets; there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for technologies that prove successful as a matter of public policy regarding security concerns; countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

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

Our common stock has been quoted under the symbol “DRNE” on the OTCQB since June 2, 2014, prior to that, “MCVE” on the Pink Sheets since February 23, 2011 and prior to that, on the OTC Bulletin Board since August 15, 2008. There is a limited trading market for our common stock. Furthermore, the trading in our common stock maybe highly volatile, as for example, for the period beginning on June 10, 2014, which is the first day of trading under the DRNE symbol, and ending December 31, 2014, our stock traded less than 425,000 shares on average per day. During that same period, the smallest number of shares trade in one day was zero and the largest number of shares traded in one day was 6,022,100. On the 143 days of trading that occurred, 47 days traded 100,000 shares or less and only 14 days traded 1,000,000 shares or more. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

Sales of substantial amounts of our common stock in the public market could harm the market price of our common stock.

The sale of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  As of March 04, 2015, we had approximately 4,500 registered stockholders and many more beneficial holders, most of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus would hold freely tradable shares.  The shares issued pursuant to conversions under our Series A, B, and B-1 Preferred Stock are freely tradable pursuant to Rule 144 promulgated pursuant to the Securities Act, and such selling stockholder is not subject to a lock-up agreement. If such shares are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of these shares of common stock could impair our ability to raise capital in the near term.

There are a large number of shares underlying our convertible preferred stock and issuance of shares upon conversion of the preferred stock may cause immediate and substantial dilution to our existing stockholders.

There are a large number of shares that may be issued pursuant to our various series of outstanding convertible preferred stock.  The issuance of shares upon conversion of the convertible preferred stock and purchase of shares under the equity investment agreement may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although the holder may not convert its convertible debenture if such conversion would cause it to own more than 4.99% of our outstanding common stock, this restriction does not prevent the holder from converting some of its holdings and then converting the rest of their holdings. In this way, the holder could sell more than this limit while never holding more than this limit.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our mailing address at 11653 Central Parkway#209, Jacksonville, Florida 32224 which is also the Company’s primary physical location. Several of our management employees work remotely. The Company has entered into a 60 month operating lease for 5,533 square feet of office and manufacturing space at 11651 Central Parkway #118, Jacksonville, Florida 32224. The lease commenced February 1, 2015 but the Company has not taken up occupancy while the space is completed. The Company also leases an executive office in Aventura, Florida for an executive on a month-to-month basis.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

MacroSolve, Inc. v Newegg Inc. (U.S.D.C. E.D. TX) case No. 6:12-cv-46-MSS-KNM

As a result of the USPTO Office Action, on March 31, 2014, the Company dismissed its patent enforcement case, MacroSolve, Inc. v Newegg Inc. (U.S.D.C. E.D. TX) case No. 6:12-cv-46-MSS-KNM, with prejudice. There is a pending motion by Newegg for recovery of defendant legal fees of approximately $400,000 from the Company in the matter. Should the Company not prevail in that matter, the judgment would be borne by the former MacroSolve directors who sold their loans on April 17, 2014. Other than that matter, there are no material claims, actions, suits, proceedings, inquiries, labor disputes or investigations pending.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock has been quoted on the OTCQB under the ticker symbol “DRNE” since June 2, 2014, and prior to that on the Pink Sheets under the ticker symbol MCVE. Prior to February 23, 2011, our common stock was quoted on the OTC Bulletin Board under the ticker symbol MCVE.

The following sets forth the range of the closing bid prices for our common stock for the quarters for the prior two fiscal years. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, markdowns or commissions. Such prices were determined from information provided by a majority of the market makers for the Company’s common stock.

	2014		2013
	Sales Price		Sales Price
	High	Low	High	Low
Quarter Ended
March 31	$0.00	$0.00	$0.00	$0.00
June 30	1.09	0.65	0.00	$0.00
September 30	1.30	0.37	0.00	$0.00
December 31	0.44	0.15	0.00	$0.00

Holders

As of March 04, 2015, there were approximately 4,500 stockholders of record of the Company’s common stock.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	$0	0

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The Company issued 6,150,000 shares of common stock during the fourth quarter pursuant to conversions of 61,500 shares of Series A Preferred Stock.

The transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) and/or Rule 506 thereunder, thereof, as a transaction by an issuer not involving a public offering.

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

Business Overview

For this information please see Part 1, Item 1 “Business.”

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 (all references are to fiscal years).

Total Net Revenues: Total net revenues increased $11,000, or 1%, to $858,000 in 2014 from $847,000 for 2013. Sources of revenue were derived primarily from sales of tethered aerostat products, cameras and accessories.

Cost of Revenues and Gross Profit:  Cost of revenues for 2014 increased $163,000, or 32%, from $512,000 in 2013 to $675,000 in 2014. The Company sold six third-party cameras in 2014 in addition to its proprietary tethered aerostats, which are manufactured in-house, resulting in higher cost of sales. The resulting gross profit for 2014 of $183,000 was a decrease of $153,000, or 45% from the gross profit for 2013 of $336,000. Gross profit margins were 21% and 40% for 2014 and 2013, respectively.

General and Administrative Expenses: General and administrative expenses increased by $1,600,000, or 525%, to $1,905,000 in 2014 from $305,000 in 2013.   The Company put an executive management team in place following the June 3, 2014 business combination and reverse merger discussed above which represents approximately $576,000 of the 2014 expenses. The Company incurred approximately $372,000 in financial advisory and investor relations expenses in 2014, $215,000 of which were non-cash and paid with stock. A Strategic Advisory Board was established in August 2014. The advisors will be compensated with stock at the end of their first year of service and $127,000 non-cash pro-rata expense has been recorded in 2014. Accounting fees increased approximately $75,000 in 2014, including the costs associated with the business combination and reverse merger. Legal expense increased in 2014 by approximately $108,000 primarily related to the business combination and reverse merger events. The Company invested $239,000 in marketing and promotions in 2014, including marketing materials, media buys and marketing consultants. Research and development costs of $142,000 were incurred in 2014, primarily related to the WATT tethered drone system.

Loss from Operations: Loss from operations for 2014 of $1,722,000 was an increase of $1,753,000 or (5,667) % over the income from operations in 2013 of $31,000, which resulted primarily due to the decrease in gross profit of $153,000 and the increase in G&A expenses of $1,600,000.

Other Income and Expense: Total other expenses of $401,000 in 2014 were $400,000 or 49,406 % greater than the total other expense of $1,000 in 2013.  This increase is primarily due to a $351,000 non-cash expense for derivative accounting under ASC 815-15 “Derivative and Hedging” and $43,000 loss on sale of securities held for resale.

Net Loss: Net loss of $2,123,000 in 2014 was $2,153,000 or (7,150) % greater than the net income in 2013 of $30,000 primarily due to the factors previously discussed.

There was no provision for income taxes for the fiscal years ended 2014 and 2013 due to a valuation allowance of $497,501 and $0 recorded for the years ended December 31, 2014 and 2013 on the total tax provision, as we believed that it is more likely than not that the tax asset will not be utilized during the next year.

Liquidity and Capital Resources

As of December 31, 2014, the Company had total current assets of $1,489,639 and total current liabilities of $176,564 for working capital of $1,313,075. As of December 31, 2014, the Company had cash and cash equivalents of $1,369,896 and an accumulated deficit of $2,163,408 since operations commenced in 2014.

Although there was a net loss of $2,123,490 in 2014, the Company's independent registered public accounting firm's audit report for the year ended December 31, 2014, included herein, did not contain a qualified opinion or an explanatory paragraph regarding the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to create and market innovative services and to sustain adequate working capital to finance its operations.

We have historically financed our operations through operating revenues and sales of equity securities to accredited investors.    While we currently believe we have sufficient capital to continue our operations for the next 12 months, we may incur significant expenses.  As a result, we could deplete our cash and working capital more rapidly than expected, which could result in our need to raise additional working capital through sale of equity securities or debt financing.

Sources and Uses of Cash

	Years Ended Dec 31,
	2014	2013

Cash flows (used in) operating activities	$(1,302,279)	$(52,471)
Cash flows provided by investing activities	1,529,098	0
Cash flows provided by financing activities	1,143,077	0
Net increase (decrease) in cash and cash equivalents	$1,369,896	$(52,471)

Operating Activities:

Net cash used in operating activities during the year ended December 31, 2014 was approximately $1,302,000, which was a decrease in operating cash flow of approximately $1,250,000 or (2,382) % from approximately $(52,000)net cash used in operating activities during the year ended December 31, 2013. The 2014 net loss of approximately $2,123,000 was $2,153,000 greater than the 2013 income of approximately $30,000, and included approximately $43,000 loss on disposal of available-for-sale securities, $351,000 loss on derivative liability, and $342,000 value of shares issued for services.

Investing Activities:

Net cash provided by investing activities during the year ended December 31, 2014 was approximately $1,529,000, which was an increase of approximately $1,529,000 or (100) % from approximately $0 net cash used in investing activities during the year ended December 31, 2013. In 2014, the Company recognized approximately $1,693,000 cash from the reverse merger and $169,000 cash from sale of available-for-sale securities and spent approximately $28,000 on furniture and equipment.

Financing Activities:

Net cash provided by financing activities was approximately $1,143,000 in 2014 compared with approximately $0 cash provided by financing activities for the same period in 2013, an increase of approximately $1,143,000 or (100%).  In 2014, the Company received approximately $823,000 cash proceeds from the Series F Convertible Preferred Stock financing as well as $17,000 cash proceeds from the exercise of Series F warrants. The Company redeemed $350,000 Series B-1 Convertible Preferred Stock during 2014.

During 2014, the Company experienced negative cash flow from operations. Significant negative cash flow from operations is likely to occur in 2015 as development continues on the WATT family of tethered drone products, followed by commercialization. Although we currently have adequate funds to sustain our operations in the near term, we may require additional funds to continue operations depending upon the level of interest in the Company’s new and existing product offerings. We have no current plans to raise additional funds; however, if we need to raise additional funds through the issuance of equity, equity-related or convertible debt securities in the future, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. The issuance of additional common stock by our management may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.  Historically, we have financed our cash needs by registered private placements of our securities. There is no assurance that we will be able to obtain financing on terms consistent with our past financings or satisfactory to us, if at all.

As of December 31, 2014, The Company has common stock outstanding as well as Convertible Preferred Stock Series A, B, B-1, C, D, E and F and we have $110,000 in debt that consists of a note from the Oklahoma Technology Commercialization Center which relates to the former MacroSolve business and is under review.

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

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of tethered aerostats, accessories, spare parts and delivery and installation of aerostats.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At December 31, 2014 and 2013, the Company deems $0 and $0 as uncollectible, respectively.

Revenue Recognition and Unearned Income:

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. We record unearned revenue as a liability and their associated costs of sales as work in process inventory. In 2014, the Company recognized $1,650 in revenue from a 2013 sale that was delivered in 2014. There is a balance of $30,170 in accounts receivable at December 31, 2014 for sales on account.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended December 31, 2014 and 2013.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Based on that assessment, our management has determined that as of December 31, 2014, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended. Specifically, management’s evaluation was based on the following material weaknesses which existed as of December 31, 2014:

(1)   Financial Reporting Systems:  The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, adjustments relating to ASC805 business combination accounting were required in order to produce financial statements for external reporting purposes.

(2)   Segregation of Duties:  The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On March 26, 2015, the Company and Drone entered into a Plan of Merger whereby the parties agreed that Drone would merge with and into the Company, with the Company as the surviving entity. On March 26, 2015, the Company and Drone filed Articles of Merger with the Secretary of State of the State of Nevada to effectuate such merger. A copy of the Plan of Merger is attached as Exhibit 10.14 to this Annual Report.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each, as of March 26, 2015. The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

NAME	AGE	TITLE
Felicia Hess	47	Chief Executive Officer, President and Director
Daniyel Erdberg	36	Chief Operating Officer
Kendall Carpenter	59	Chief Financial Officer Executive Vice President, Secretary and Treasurer
Wayne Jackson	85	Chairman of the Board of Directors and Chairman of the Compensation Committee
Michael Haas	29	Director and Chairman of the Audit Committee

Executive Biographies:

Felicia Hess, 47, was appointed our Chief Executive Officer and one of our directors upon the closing of the Share Exchange on June 3, 2014.  Ms. Hess served as a director of World Surveillance Group Inc. (“WSGI”), a developer of lighter-than-air aerostats and unmanned aerial systems, from March 2013 through May 2014. In addition, Ms. Hess was the President and a Director of Lighter Than Air Systems Corp., a wholly owned subsidiary of World Surveillance Group Inc. (“WSGI”), specializing in advanced custom designed intelligence, reconnaissance and surveillance (“ISR”) solutions from March 2013 to May 2014 when Drone acquired LTAS and Ms. Hess remained the President of LTAS following such acquisition. Ms. Hess was the President of LTAS since its inception in September 2009. From 2007-2009, Ms. Hess served as Director of Marketing and Business Development for Aerial Products Corp., an aerial surveillance solutions provider. Prior to that Ms. Hess served as Vice President in financial services marketing and membership services at Cendant Corp., where she integrated financial software to further web site development and customer acquisition for some of the nation’s largest financial institutions.  Ms. Hess was chosen as a director of the Company based on her knowledge of the LTAS operations.

Daniyel Erdberg, 36, was appointed our Chief Operating Officer upon the closing of the Share Exchange on June 3, 2014. Mr. Erdberg served as Director of Business Development at WSGI, a developer of lighter-than-air aerostats and unmanned aerial systems, from 2010 through May 2014 where he worked with LTAS, a wholly owned subsidiary of WSGI, specializing in advanced custom designed IRS solutions.  Mr. Erdberg successfully worked with LTAS's aerial surveillance solutions for various government and commercial customers. Over the past 13 years, Mr. Erdberg has been involved in operations of companies involved in various sectors of technology including software development, telecommunications, wireless networking and unmanned aerial systems. Mr. Erdberg graduated from Florida International University with a Bachelors of Administration in International Business.

Kendall W. Carpenter, CPA, CGMA, CMA, 59, joined MacroSolve in 2006 as Controller. She was promoted to Vice President and Chief Financial Officer in 2008. Ms. Carpenter’s previous experience includes Division Controller with Allied Waste Industries (AW) and over 10 years’ experience as top financial officer of an enterprise software company with an international customer base. Ms. Carpenter graduated with a Bachelor of Science degree in Accounting from Oklahoma State University and has earned the professional designations of Certified Public Accountant, Chartered Global Management Accountant and Certified Management Accountant.

Wayne Jackson, 85, was appointed our Chairman of the Board of Directors upon closing of the Share Exchange on June 3, 3014. General Jackson served as a Director of World Surveillance Group Inc., a developer of lighter-than-air aerostats and unmanned aerial systems from April 2009 until February 6, 2015. General Jackson had a 37-year career with the United States Army, Air Force and Navy, retiring from active duty in 1984. During his military career, General Jackson served in various overseas theaters of operations and in a variety of assignments. He commanded Aviation, Civil Affairs, Infantry, Military Intelligence, Signal Corps and Special Forces units, as well as holding two General Office Commands and a position as the Director of Counterintelligence and Security, Headquarters Department of the Army. In addition, General Jackson also served as Chief, Division of Probation Administrative Office of the United States Court, Washington, D.C. General Jackson has been awarded the Parachute Badge, the Expert Infantry Badge and the Master Aviator Badge. His decorations include the Distinguished Service Medal, the Meritorious Service Medal, the Army Commendation Medal and several other military awards and decorations. General Jackson has remained an active member of the defense and intelligence communities and contributes military experience relevant to the Company’s products and target customers. For these reasons, we believe General Jackson has the requisite set of skills and experience to serve as a valuable member of our board of directors and its committees on which he serves.

Michael Haas, 29, Michael Haas served as the Company’s interim President from April 17, 2014 until June 3, 2014 and has served as a member of our Board of Directors since April 17, 2014. Since April 2010, Mr. Haas has been the Assistant Vice President of Morningstar, Inc., in Horsham, Pennsylvania.  Between 2007 and 2010, Mr. Haas was an Associate at KPMG, LLP in Philadelphia, Pennsylvania.  Mr. Haas received his Bachelor of Science Degree in Finance from Villanova University in 2007. Mr. Haas was chosen to be a member of the Company’s Board of Directors based on his general corporate knowledge and experience.

Family Relationships

Drone Aviation Holding Corp. President and CEO, Felicia Hess, is married to Kevin Hess, who is employed as the Director of Engineering for the Company.

Board Independence

We are not required to have any independent members of the board of directors. The board of directors has determined that, as defined in the Marketplace Rules of The NASDAQ Stock Market, Wayne Jackson is an independent director.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 31, 2014, our board of directors held twelve (12) meetings and approved certain actions by unanimous written consent. The board as a whole carries out the functions of the nominating committee.  We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

Board Committees

Effective January 28, 2015, we have two board committees, the audit and compensation committees. The board as a whole carries out the functions of the nominating committee, and such “independent director” determination has been made pursuant to the committee independence standards.

Audit Committee

The Board of Directors has adopted a written charter for the Audit Committee. Our Audit Committee is responsible for (1) the integrity of the financial reporting process, systems of internal controls and financial statements and reports of the Company; (2) the compliance by the Company with legal and regulatory requirements; (3) the appointment, compensation and oversight of the Company's independent auditor employed by the Company for the purpose of preparing or issuing an audit report or related work.  The Audit Committee is comprised of Chairman Mike Haas and General Wayne Jackson. Mr. Haas is our audit committee financial expert.

Audit Committee Report

The Audit Committee has reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2014.  Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the financial statements referred to above be included in this Form 10-K.

Compensation Committee

Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. Our Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers. The Compensation Committee is comprised of Chairman Wayne Jackson and Michael Haas.

Involvement in Certain Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Except as discussed below, we are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

As a result of the USPTO Office Action, on March 31, 2014, the Company dismissed its patent enforcement case, MacroSolve, Inc. v Newegg Inc. (U.S.D.C. E.D. TX) case No. 6:12-cv-46-MSS-KNM, with prejudice. There is a pending motion by Newegg for recovery of defendant legal fees of approximately $400,000 from the Company in the matter. Should the Company not prevail in that matter, the judgment would be borne by the former MacroSolve directors who sold their loans on April 17, 2014. Other than that matter, there are no material claims, actions, suits, proceedings, inquiries, labor disputes or investigations pending.

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

Board Leadership Structure and Role in Risk Oversight

Since the consummation of the Share Exchange in June 2014, we have separated the roles of Chairman of the Board and Chief Executive Officer (“CEO”). Although the separation of roles has been appropriate for us during that time period, in the view of the Board of Directors, the advisability of the separation of these roles depends upon the specific circumstances and dynamics of our leadership.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our Company, our Company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

Section 16(a) Beneficial Owner Reporting Compliance

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to all its directors, officers (including its chief executive officer, chief financial officer and any person performing similar functions) and employees. The Company has made its Code of Conduct available on its website at ir/droneaviationcorp.com.

Stockholder Nominations

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors.

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company’s Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2014 and 2013.

Name and Principal Position	Year	Salary	Bonus	Option and Warrant Awards (6)	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All other Compen- sation (7)	Total
James McGill,	2014	$15,833	$50,000	$0	$0	$0	$35,500	$101,333
Chief Executive Officer,	2013	$30,000	$0	$16,637	$0	$0	$124,000	$170,637
President and Director (1)

Kendall Carpenter, Executive Vice	2014	$150,000	$50,000	$0	$0	$0	$0	$222,500
President, Chief Financial Officer	2013	$150,000	$0	$17,290	$0	$0	$0	$167,290
and Secretary (2)

Felicia Hess	2014	$100,750	$25,000	$0	$0	$0	$18,422	$144,172
Chief Executive Officer and Director (3)	2013	$35,500	$0	$0	$0	$0	$0	$35,500

Daniyel Erdberg,	2014	$81,674	$49,000	$0	$0	$0	$0	$130,674
Chief Operating Officer (4)	2013	$0	$0	$0	$0	$0	$0	$0

Michael Haas, former interim President (5)	2014	$0	$0	$0	$0	$0	$3,667	$3,667

(1)	For services valued at $35,500 in 2014, Mr. McGill received 63,828 shares of restricted stock valued at $0.01 upon vesting of restricted stock awards. For services valued at $124,000 in 2013, Mr. McGill received 106,203 shares of restricted stock valued between $0.02 and $0.03 per share upon vesting of restricted stock awards. On April 17, 2014, Mr. McGill resigned as Chief Executive Officer, President and a director of the Company and forfeited his vested and unvested options.

(2)	On April 16, 2014, Ms. Carpenter forfeited her vested and unvested MacroSolve options.

(3)	Appointed as Chief Executive Officer of the Company on June 3, 2014. Ms. Hess served as President of Lighter Than Air Systems during 2013 through June 3, 2014.

(4)	Appointed as Chief Operating Officer of the Company on June 3, 3014.

(5) (6)

Mr. Haas was appointed as the Company’s interim President on April 17, 2014 and resigned on June 3, 2014.

In accordance with FASB ASC Topic 718, options granted and vested in 2013 were expensed at $90,020.

(7)	Fair market value of stock awards based on the value-weighted volume average (VWAP) for the last five trading days in each calendar quarter and consulting fees.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Felicia Hess Employment Agreement.  On June 3, 2014, the Company entered into an employment agreement with Felicia Hess (the “Hess Employment Agreement”), whereby Ms. Hess agreed to serve as the Company’s Chief Executive Officer and director for a period of one (1) year, subject to renewal, in consideration for an annual salary of $150,000.  Additionally, Ms. Hess shall be entitled to a starting bonus equal to $25,000 and is eligible for an annual cash bonus in an amount equal to up to one hundred percent (100%) of her then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. Ms. Hess shall also be eligible for grants of awards under stock option or other equity incentive plans of the Company as the Company’s Compensation Committee or, in the absence thereof, the Company’s Board of Directors may from time to time determine and shall be entitled to participate in all benefits plans the Company provides to its senior executives.  The Company shall reimburse Ms. Hess for all reasonable expenses incurred in the course of her employment.  In the event Ms. Hess’ employment is terminated without Cause or by Ms. Hess with Good Reason (as such terms are defined in the Hess Employment Agreement), Ms. Hess shall be entitled to receive severance benefits equal to six months of her then-current base salary, continued coverage under the Company’s benefit plans for a period of twelve months and payment of her pro-rated earned annual bonus. Additionally, the Company has agreed to execute and deliver in favor of Ms. Hess an indemnification agreement and to maintain directors’ and officers’ insurance in an amount of not less than two million dollars ($2,000,000) during her term of employment. Ms. Hess has also agreed to a one (1) year non-competition and non-solicitation provision.

Daniyel Erdberg Employment Agreement.  On June 3, 2014, the Company entered into an employment agreement with Daniyel Erdberg (the “Erdberg Employment Agreement”), whereby Mr. Erdberg agreed to serve as the Company’s Chief Operating Officer for a period of one (1) year, subject to renewal, in consideration for an annual salary of $140,000.  Additionally, Mr. Erdberg shall be entitled to a starting bonus equal to $24,000 and is eligible for an annual cash bonus in an amount equal to up to one hundred percent (100%) of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. Mr. Erdberg shall also be eligible for grants of awards under stock option or other equity incentive plans of the Company as the Compensation Committee or, in the absence thereof, the Company’ Board of Directors, may from time to time determine and shall be entitled to participate in all benefits plans the Company provides to its executives. The Company shall reimburse Mr. Erdberg for all reasonable expenses incurred in the course of his employment. In the event Mr. Erdberg’s employment is terminated without Cause or by Mr. Erdberg with Good Reason (as such terms are defined in the Erdberg Employment Agreement), Mr. Erdberg shall be entitled to receive severance benefits equal to six months of his then-current base salary, continued coverage under the Company’s benefit plans for a period of twelve months and payment of his pro-rated earned annual bonus. Additionally, the Company has agreed to execute and deliver in favor of Mr. Erdberg an indemnification agreement and to maintain directors’ and officers’ insurance in an amount of not less than two million dollars ($2,000,000) during his term of employment. Mr. Erdberg has also agreed to a one (1) year non-competition and non-solicitation provision.

 Kendall Carpenter Retention Agreement. The Company entered into a retention agreement on April 16, 2014 with its CFO, Kendall Carpenter. The agreement provides for an annual base salary of $150,000 and $100 per month cell phone reimbursement and $150 per month home office expense reimbursement. Ms. Carpenter is deemed to be a full time employee and entitled to enumerated employee benefits. In the event Ms. Carpenter tenders her resignation, she will be paid in full for her last month of employment, regardless of the date of the resignation. Furthermore, Ms. Carpenter is entitled to receive an additional three months’ salary as severance compensation. Ms. Carpenter received a $50,000 retention payment for continued services following the Share Exchange. Ms. Carpenter forfeited all her vested Stock Options and Stock Warrants on April 16, 2014. As of April 2014, the Company was indebted to Ms. Carpenter for unpaid salary in the amount of $22,500. That unpaid salary was paid in full in April 2014 in addition to 6% interest, or $540. There is no accrued interest due at December 31, 2014.

Grants of Plan-Based Awards

There were no executive bonus plan or equity awards granted in 2014.

Outstanding Equity Awards at Fiscal Year-End

There were no exercisable and unexercisable stock options outstanding at December 31, 2014.

Director Compensation

Directors received compensation for their services for the fiscal year ended December 31, 2014 as set forth below:

Name	Fees Earned or Paid in Cash	Stock Awards ($) (1)	Total ($)
John Clerico(1)	$10,756	$0	$10,756
David Humphrey(1)	$10,756	$0	$10,756
Michael Haas (2)	$23,500	$0	$23,500
Wayne Jackson (3)	$0	$0	$0
Total:	$45,012	$0	$45,012

(1)	Resigned on April 17, 2014
(2)	Appointed on April 17, 2014
(3)	Appointed on June 3, 2014

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of and percent of the Company's common stock beneficially owned by:

●	all directors and nominees, naming them,
●	our executive officers,
●	our directors and executive officers as a group, without naming them, and
●	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The business address of each of the beneficial owners listed below is c/o Drone Aviation Holding Corp. 11653 Central Parkway #209, Jacksonville FL 32224.

	Title of Class	Number of Shares Beneficially Owned (1)		Percentage of Class (2)
Felicia Hess	Series C Preferred Stock	2,125,000	(3)	4.99%

Daniyel Erdberg	Series C Preferred Stock	2,125,000	(4)	4.99%

Wayne Jackson	n/a	0		0

Michael Haas	n/a	0		0

Kendall Carpenter	Common Stock	93,308		*

Officers and Directors as a Group (5 persons)	Common Stock	4,343,308		9.7%

* Denotes less than 1%

(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.
(2)

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on February 25, 2015.  On February 25, 2015, there were 40,428,121 shares of our common stock outstanding.  To calculate a stockholder's percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of February 25, 2015.  Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table below has sole voting power and investment power for the shares listed opposite such person's name.

(3)

Represents 2,017,363 shares of common stock underlying 125,000 shares of Series C Convertible Preferred. Such shares of Series C Preferred Stock contain a beneficial ownership blocker prohibiting the conversion of such shares to the extent such conversion would cause the holder to hold in excess of 4.99% of the Company’s issued and outstanding common stock, after giving effect to such conversion. Ms. Hess’s ownership has been limited accordingly.

(4)	Represents 2,017,363 shares of common stock underlying 70,000 shares of Series C Convertible Preferred. Such shares of Series C Preferred Stock contain a beneficial ownership blocker prohibiting the conversion of such shares to the extent such conversion would cause the holder to hold in excess of 4.99% of the Company’s issued and outstanding common stock, after giving effect to such conversion. Mr. Erdberg’s ownership has been limited accordingly. Also represented are 1,000,000 shares of common stock beneficially owned by Mr. Erdberg through his spouse.

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

The accounts payable due to related party at December 31, 2014 and 2013, includes allocated rent and utility charges, aerostat envelopes, truck expenses and labor charges due Aerial Products Corp (“APC”) of $2,181 and $50,691, respectively. APC is a related party, controlled by a current employee of the Company. APC shares the manufacturing facilities with LTAS and provided aerostat envelopes and manufacturing labor to LTAS until June 30, 2014 when the APC labor pool transitioned to the Company. Total charges from APC to LTAS during the years ended December 31, 2014 and 2013 were $19,242 and $28,589, respectively.

Item 14.  Principal Accountant Fees and Services.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

Audit Fees

For the year ended December 31, 2014, the fees for audit services totaled approximately $32,500 which included approximately $32,500 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $0 associated with the Company’s statutory and regulatory filings.  For the year ended December 31, 2013, the fees for audit services totaled approximately $22,550 for the stand-alone 2013 audit of Lighter Than Air Systems as its previous 2013 audit was included with its former parent company.

Tax Fees

We incurred fees to our independent auditors of $0 and $0 for tax fees during the fiscal years ended December 31, 2014 and 2013, respectively.

All Other Fees

We incurred fees to our independent auditors of $0 and $0 for others fees during the fiscal years ended December 31, 2014 and 2013, respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report.

(2)	Financial Statement Schedules: None.

Exhibits:

2.01	Agreement and Plan of Merger entered into by and between MacroSolve, Inc. and Drone Aviation Holding Corp., dated April 30, 2014 filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on May 5, 2014 and incorporated herein by reference

2.02	Articles of Merger filed with the Secretary of State of the State of Nevada filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference

2.03	Certificate of Merger filed with the Secretary of State of the State of Oklahoma filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference

3.01	Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference.

3.02	Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference.

3.03	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference.

3.03	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference.

3.04	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference

3.04	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference

3.05	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

3.06	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

3.07	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 28, 2014 and incorporated herein by reference

10.01	Form of Subscription Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference

10.02	Share Exchange Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.03	Employment Agreement dated June 3, 2014 between the Company and Felicia Hess filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.04	Employment Agreement dated June 3, 2014 between the Company and Daniyel Erdberg filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.05	Form of Indemnification Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.06	Form of Lockup Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.07	Form of Subscription Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.08	Form of Warrant filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.09	Sublease Agreement dated April 28, 2014 by and between Aerial Products Corp. and LTAS filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.10	Independent Contractor Agreement dated July 29, 2013 by and among US Technik, Inc., LTAS and World Surveillance Group, Inc. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.11	Form of Subscription Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 28, 2014 and incorporated herein by reference

10.12	Charter of Strategic Advisory Board filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 28, 2014 and incorporated herein by reference

10.13	Form of Strategic Advisory Board Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 28, 2014 and incorporated herein by reference

10.14	Plan of Merger (filed herewith)

21.01	List of Subsidiaries (filed herewith)

23.01	Consent of Independent Registered Public Accounting Firm

14.01	Code of Business Conduct and Ethics (filed herewith)

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACROSOLVE, INC.

Date: March 31, 2015	By:	/s/ FELICIA HESS
Felicia Hess
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2015	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ FELICIA HESS	Director	March 31, 2015
Felicia Hess

/s/ WAYNE JACKSON	Director	March 31, 2015
Wayne Jackson

/s/ MICHAEL HAAS	Director	March 31, 2015
Michael Haas

DRONE AVIATION HOLDING CORP.

(FKA MACROSOLVE, INC.)

Financial Statements Together With

Report of Independent Registered Public Accounting Firm

For the Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Drone Aviation Holding Corp.

Jacksonville, FL

We have audited the accompanying consolidated balance sheet of Drone Aviation Holding Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drone Aviation Holding Corp. and its subsidiaries as of December 31, 2014 and the related results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lighter Than Air Systems Corp.

We have audited the accompanying balance sheet of Lighter Than Air Systems Corp. as of December 31, 2013 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. Lighter Than Air Systems Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lighter Than Air Systems Corp. as of December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RSSM CPA LLP

New York, New York

March 31, 2015

DRONE AVIATION HOLDING CORP.

(FKA MACROSOLVE, INC.)

CONSOLIDATED BALANCE SHEETS

	12/31/2014	12/31/2013*

ASSETS

CURRENT ASSETS:
Cash	$1,369,896	$109,826
Accounts receivable - trade	30,170	8,085
Inventory	39,404	75,311
Prepaid expenses	50,169	1,186

Total current assets	1,489,639	194,408

PROPERTY AND EQUIPMENT, at cost:	34,064	6,561
Less - accumulated depreciation and amortization	(7,040)	(4,563)

Net property and equipment	27,024	1,998

OTHER ASSETS:
Goodwill	99,799	807,824
Intangible asset, net	103,609	-

Total other assets	203,408	807,824

TOTAL ASSETS	$1,720,071	$1,004,230

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to parent	$-	$206,874
Accounts payable - trade and accrued liabilities	64,383	90,911
Accounts payable due to related party	2,181	50,691
Unearned revenue	-	1,650
Note Payable - Oklahoma Technology Commercialization Center- Current	110,000	-

Total current liabilities	176,564	350,126

TOTAL LIABILITIES	$176,564	$350,126

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares; 396,750 and 0 shares issued and outstanding, at December 31, 2014 and December 31, 2013, respectively	$40	$-
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares; 324,671 and 0 shares issued and outstanding, at December 31, 2014 and December 31, 2013, respectively	32	-
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares; 68,731 and 0 shares issued and outstanding, at December 31, 2014 and December 31, 2013, respectively	7	-
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares; 345,400 and 0 shares issued and outstanding, at December 31, 2014 and December 31, 2013, respectively	35	-
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares; 36,050,000 and 10,000,000 shares issued and outstanding, at December 31, 2014 and December 31, 2013, respectively	3,605	1,000
Convertible Preferred stock, Series E, $.0001 par value; authorized 2,700,000 shares; 2,700,000 and 0 shares issued and outstanding, at December 31, 2014 and December 31, 2013, respectively	270	-
Convertible Preferred stock, Series F, $.0001 par value; authorized 2,000,000 shares; 1,100,333 and 0 shares issued and outstanding, at December 31, 2014 and December 31, 2013, respectively	110	-
Common stock, $.0001 par value; authorized 300,000,000 shares; 37,078,114 and 0 shares issued and outstanding, at December 31, 2014 and December 31, 2013, respectively	3,708	-
Additional paid-in capital	3,699,108	921,500
Retained Earnings (Deficit)	(2,163,408)	(268,396)

Total stockholders' equity	1,543,507	654,104

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,720,071	$1,004,230

The accompanying notes are an integral part of these consolidated financial statements.

* Lighter Than Air Systems Corp. only

DRONE AVIATION HOLDING CORP.

(FKA MACROSOLVE, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2014	2013*

Revenues	$858,054	$847,314

Cost of goods sold	675,253	511,689

Gross profit	182,801	335,625

General and administrative expense	1,904,793	304,695

Income (loss) from operations	(1,721,992)	30,930

Other income (expense)
Loss on sale and impairment of securities held for resale	(42,821)	-
Loss on derivative liability	(350,969)	-
Income tax expense	(5,571)	-
Interest income	235	-
Interest expense	(2,372)	(811)

Total other income (expense)	(401,498)	(811)

NET INCOME (LOSS)	(2,123,490)	30,119

Deemed dividend on Series F convertible preferred stock	(192,558)	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(2,316,048)	30,119

Weighted average number of common shares outstanding - basic and diluted	15,787,305	-

Basic and diluted net income (loss) per share	$(0.15)	$-

The accompanying notes are an integral part of these consolidated financial statements.

* Lighter Than Air Systems Corp. only

DRONE AVIATION HOLDING CORP.

(FKA MACROSOLVE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2014	2013*

OPERATING ACTIVITIES:
Net (loss) income	$(2,123,490)	$30,119
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss on disposal and impairment of available-for-sale securities	42,821	-
Loss on derivative liability	350,969	-
Depreciation	2,477	1,915
Amortization	31,941	-
Net fair value adjustment for LTAS push down accounting	-	(143,126)
Shares issued for service - third party	341,667	-
Changes in current assets and liabilities:	-	-
Accounts receivable	104,880	169,365
Inventory	70,177	(59,985)
Prepaid expenses and other current assets	(11,385)	33,791
Accounts payable and accrued expense	(132,363)	(36,200)
Due from related party	20,027	-
Deferred revenue	-	(48,350)

Net cash (used in) operating activities	(1,302,279)	(52,471)

INVESTING ACTIVITIES:
Purchase of furniture and equipment	(27,863)	-
Cash (paid) received on business combination, net	(304,639)	-
Advances (to) from Parent	-	-
Cash from reverse merger	1,692,896	-
Cash from sales of available-for-sale securities	168,704	-

Net cash provided by investing activities	1,529,098	-

FINANCING ACTIVITIES:
Proceeds from warrant exercises	17,000	-
Proceeds from Series F preferred stock issued for cash	822,750	-
Proceeds from common stock issued for cash	653,327	-
Redemption of Series B-1 preferred stock	(350,000)	-

Net cash provided by financing activities	1,143,077	-

NET INCREASE (DECREASE) IN CASH	1,369,896	(52,471)

CASH, beginning of period	-	162,297

CASH, end of period	$1,369,896	$109,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years ended December 31:
Interest	$2,371	$811-
Income taxes	$5,571	$-
Noncash investing and financing activities for the years ended December 31:
Cashless exercise of Series E preferred stock attached warrants	$37	$-
Derivative liability written off to APIC due to warrant exercise	$2,510,793	$-
Conversion of Series A preferred stock to common stock	$1,983	$-
Conversion of Series C preferred stock to common stock	$96	$-
Reverse merger adjustment	$(2,060,518)	$-
Deemed dividend beneficial conversion feature on convertible preferred stock	$192,558	$-
Business combination adjustment	$79,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

* Lighter Than Air Systems Corp. only

DRONE AVIATION HOLDING CORP.

(FKA MACROSOLVE, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2014 and 2013

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series B-1		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Predecessor
BALANCE, at December 31, 2012	100	$1	-	$-													$181,148	$(19,474)	$161,675

Sale of common stock	(100)	(1)															(181,148)	19,474	(161,675)

BALANCE, at March 28, 2013	-	$-	-	$-													$-	$-	$-

Successor
Balance, March 29, 2013	-	$-	-	$-													$-	$-	$-

Net Loss		-															-	(268,396)	(268,396)

Purchase of common stock	100	1															922,499	-	922,500

BALANCE, at December 31, 2013	100	$1	-	$-													$922,499	$(268,396)	$654,104

BALANCE, at December 31, 2013	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

Net Loss																		(2,123,490)	(2,123,490)
Net loss from LTAS from 1/1/14 to 5/5/14																		(39,918)	(39,918)
Common stock of Drone Aviation Corp issued for cash	8,050,000	805									26,050,000	2,605					649,917		653,327
Drone Aviation Corp stock issued to LTAS upon business combination											10,000,000	1,000					78,000		79,000
Reverse merger adjustment	3,920,700	392	595,000	60	324,671	32	156,231	16	355,000	36			2,700,000	270			(368,428)		(367,622)
Common stock issued for warrant exercises	1,700,000	170															16,830		17,000
Proceeds from Series F preferred stock issued for cash															1,100,333	110	822,640		822,750
Redemption of Series B-1 preferred stock							(87,500)	(9)									(349,991)		(350,000)
Shares issued for service - third party	2,250,000	225															341,442		341,667
Cashless exercise of Series E preferred stock attached warrants	372,414	37															(37)		-
Derivative liability written off to APIC due to warrant exercise																	2,510,793		2,510,793
Beneficial conversion feature of Series F preferred stock																	192,558		192,558
Deemed dividend on Series F preferred stock																	(192,558)		(192,558)
Conversion of Series A preferred stock to common stock	19,825,000	1,983	(198,250)	(20)													(1,963)		-
Conversion of Series C preferred stock to common stock	960,000	96							(9,600)	(1)							(95)		-

BALANCE, at December 31, 2014	37,078,114	$3,708	396,750	$40	324,671	32	68,731	7	345,400	35	36,050,000	3,605	2,700,000	270	1,100,333	110	$3,699,108	$(2,163,408)	$1,543,507

The accompanying notes are an integral part of these consolidated financial statements.

Drone Aviation Holding Corp.

(FKA MacroSolve, Inc.)

Notes to Consolidated Financial Statements

For the Years ended December 31, 2014 and 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:

Drone Aviation Holding Corp. f/k/a MacroSolve, Inc. (the “Company”), through its wholly owned subsidiary Lighter Than Air Systems Corp. (LTAS), provides critical aerial and land-based surveillance and communications solutions to government and commercial customers. LTAS systems are designed and developed in-house utilizing proprietary technologies and processes that result in compact, rapidly deployable aerostat solutions and mast-based ISR systems. The LTAS systems are able to fulfill critical requirements of the military and law enforcement in the U.S. and internationally.

Basis of Presentation:

The accompanying financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principal of Consolidation:

Our consolidated financial statements as of December 31, 2014 include the accounts of Drone Aviation Holding Corp. and its subsidiaries: Drone Aviation Corp. and Lighter Than Air Systems Corp. As of December 31, 2013, the financial statements include only Lighter Than Air Systems Corp. as a stand-alone entity.

Reclassifications:

On March 28, 2013, World Surveillance Group, Inc. (WSGI) consummated a Stock Purchase Agreement as amended between WSGI, LTAS, Felicia Hess and Kevin Hess pursuant to which WSGI acquired 100% of the outstanding shares of capital stock of LTAS, which was 100 shares with a par value of $1.00, thereby making LTAS a wholly-owned subsidiary of WSGI.

The following table summarizes the WSGI purchase price of LTAS which had been accounted at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting adjusted pursuant to the First Amendment to the Agreement:

Amended Allocation
Current assets	$710,415
Property and equipment	3,913
Goodwill	807,824
Due to selling shareholder	(350,000)
Current liabilities assumed	(249,652)
Total purchase price	$922,500

The net fair value adjustments in the carrying amount of the assets and liabilities of LTAS that were pushed down to LTAS as a result of the acquisition on March 28, 2013, did not have an impact on the results of LTAS’s operations for the year ended December 31, 2013. The net fair value adjustment for LTAS push down accounting was $143,126.

As further described in Footnote 3, on May 5, 2014, the Company’s subsidiary, Drone Aviation Corp. (DAC), entered into a securities exchange agreement with WSGI to acquire 100% of WSGI’s interest in LTAS. Certain prior year amounts have been combined and reclassified to conform to the current year presentation.

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

Cash Equivalents:

Cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions, including all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2014 and 2013.

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of tethered aerostats, accessories, spare parts and delivery and installation of aerostats.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At December 31, 2014 and 2013, the Company characterized $0 and $0 as uncollectible, respectively.

Marketable Securities:

All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses, reported as a component of accumulated other comprehensive loss. The Company did not have any available-for-sale securities at December 31, 2014.

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

Property and Equipment:

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software. Property and equipment consists of the following at December 31, 2014 and 2013:

	2014	2013
Machinery and equipment	$19,954	$1,100
Office furniture and fixtures	14,110	5,461
Less - accumulated depreciation	(7,040)	(4,563)
	$27,024	$1,998

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.

During the year ended December 31, 2014, the Company purchased $27,863 of furniture and equipment.

The Company recognized $2,477 and $2,394 of depreciation expense for the year ended December 31, 2014 and 2013, respectively,

Long-Lived Assets & Goodwill:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  No impairment charges were incurred during the periods ended December 31, 2014 and 2013.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2014 and 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
December 31, 2014
Derivative liability	$0	$0	$0	$0
Available-for-sale securities	$0	$0	$0	$0
December 31, 2013
Derivative liability	$0	$0	$0	$0
Available-for-sale securities	$0	$0	$0	$0

Revenue Recognition and Unearned Revenue:

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. We record unearned revenue as a liability and their associated costs of sales as work in process inventory. In 2014, the Company recognized $1,650 in revenue from a 2013 sale that was delivered in 2014. There is a balance of $30,170 in accounts receivable at December 31, 2014 for sales on account.

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

The accounts payable due to related party at December 31, 2014 and 2013, includes allocated rent and utility charges, aerostat envelopes, truck expenses and labor charges due Aerial Products Corp (“APC”) of $2,181 and $50,691, respectively. APC is a related party, controlled by a current employee of the Company. APC shares the manufacturing facilities with LTAS and provided aerostat envelopes and manufacturing labor to LTAS until June 30, 2014 when the APC labor pool transitioned to the Company. Total charges from APC to LTAS during the years ended December 31, 2014 and 2013 were $19,242 and $28,589, respectively.

Due to Parent:

The due to parent liability at December 31, 2013 of $206,874 consists of $96,874 in accrued salary to Felicia Hess which was converted to options in World Surveillance Group, Inc. (WSGI) and $110,000 related to a re-allocation of a portion of the original purchase price paid to Felicia Hess. The entire balance of $206,784 was written off effective May 5, 2014 when WSGI sold LTAS to the Company.

Earnings or Loss per Share:

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the year ended December 31, 2014, basic and diluted losses per share are the same for the year ended December 31, 2014. For the year ended December 31, 2013, after the outstanding stock was retrospectively adjusted for reverse merger, there was no outstanding common stock as of December 31, 2013, and thus basic and diluted earnings per share are not calculated.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

2.	MERGER BETWEEN MACROSOLVE, INC. AND DRONE AVIATION HOLDING CORP

On April 14, 2014, a majority of shareholders of MacroSolve, Inc. (“MacroSolve) common stock approved a plan of merger whereby MacroSolve would merge with Drone Aviation Holding Corp., its newly created wholly-owned Nevada subsidiary, for the purpose of changing the Company’s state of domicile from Oklahoma to Nevada (the “Redomestication”). Pursuant to the Redomestication, each of MacroSolve’s shareholders received one share of common stock, par value $0.0001 per share of Drone Aviation Holding Corp. for every 50.56186 shares of MacroSolve’s common stock held by them (the Merger Exchange Rate). The Redomestication was effective on April 30, 2014. All per share amounts referenced herein give effect to the Merger Exchange Rate.

Prior to the Redomestication, MacroSolve had 198,219,132 shares of common stock issued and outstanding. Subsequent to the Redomestication, as a result of the Merger Exchange Ratio described above, the Company had approximately 3,920,700 shares of common stock issued and outstanding on April 30, 2014.

On April 30, 2014 as a result of the Redomestication, MacroSolve’s outstanding shares of Series C, D and D-1 preferred stock were exchange for shares of the post-Redomestication Company’s shares of Series A, B and B-1 preferred stock, with 595,000 shares, 324,671 shares and 156,231 shares issued respectively.

3.	CORP AQUISITION OF LIGHTER THAN AIR SYSTEMS

On March 31, 2014, DAC was incorporated in the state of Nevada. During April and May 2014, investors purchased 34,100,000 shares of DAC common stock for an aggregate purchase price of $653,327. On May 5, 2014, DAC entered into a securities exchange agreement with World Surveillance Group, Inc. (WSGI) to acquire 100% of WSGI’s interest in its subsidiary, Lighter Than Air Systems (LTAS). LTAS provides critical aerial and land-based surveillance and communications solutions to government and commercial customers. DAC paid $335,000 and issued 10,000,000 shares of its common stock valued at the market price on the date of issuance, and the fair value of the shares was determined to be $79,000, or a total of $414,000, to WSGI as consideration for LTAS. Since DAC acquired cash of $30,361 from LTAS, as shown in the following table, the net cash amount DAC paid is $304,639.

In accordance with ASC 805-10 Business Combination and purchase acquisition accounting, DAC initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values as of the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Property and equipment	$1,638
Accounts receivable	135,050
Cash in bank	30,361
Due from related party	20,650
Prepaid expenses	1,381
Inventory	109,581
Intangible asset	135,550
Current liabilities	(120,010)
Goodwill	99,799
Total purchase price	$414,000

Intangible asset is in relation to the acquired customer list with a useful life of five years. The fair value of the customer list was determined by using a discounted cash flow model and $135,550 was recorded on the date of business combination. The Company recorded $31,941 of amortization expense for the year ended December 31, 2014.

The consolidated financial statements included herein are presented for the fiscal year ended December 31, 2013 and the period from January 1, 2014 to May 5, 2014 since LTAS is considered DAC’s predecessor. LTAS has a net loss of $39,918 during the period from January 1, 2014 to May 5, 2014.

4.	DRONE AVIATION HOLDING CORP. AND DRONE AVIATION CORP. SECURITIES EXCHANGE, REVERSE MERGER AND RECAPITALIZATION

On June 3, 2014, the Company entered into a Securities Exchange Agreement with DAC.  Upon closing of the transaction, the holders of 100% of DAC’s outstanding common stock transferred such 44,100,000 outstanding shares to the Company in exchange for an aggregate of 8,050,000 shares of the Company’s common stock and 36,050,000 shares of the Company’s Series D Preferred Stock, or a total of 44,100,000 shares of common stock and common stock equivalents of the Company. Pursuant to the terms of the Securities Exchange Agreement, certain shareholders of DAC who, as a result of receiving the shares of common stock would hold in excess of 3.33% of the Company’s issued and outstanding common stock on a post-closing basis, elected to receive shares of the Company’s Series D Preferred Stock. At the closing of the transaction, the Company had 3,920,700 shares of common stock outstanding, 595,000 shares of Series A Preferred Stock outstanding, 324,671 shares of Series B Preferred Stock outstanding, 156,231 shares of Series B-1 Preferred Stock outstanding and 355,000 shares of Series C Preferred Stock outstanding.

As a result of the Securities Exchange described above, DAC and its subsidiary, LTAS, became our wholly owned subsidiaries.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of Drone Aviation Holding Corp. with Drone Aviation Corp. considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The 44,100,000 shares issued to shareholders of DAC and its designees in conjunction with the securities exchange transaction have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

On June 3, 2014, the assets and liabilities of Drone Aviation Holding Corp. carried onto the books were:

Cash in bank	$1,692,896
Available-for-sale securities	211,525
Prepaid expenses	37,403
Current liabilities	(39,622)
Derivative liabilities	(2,159,824)
Note payable	(110,000)
Total	$367,622

On March 26, 2015 Drone Aviation Corp. merged into Drone Aviation Holding Corp., leaving Lighter Than Air Systems Corp. as the only wholly owned subsidiary of the Company.

Series E Preferred Private Placement

On June 3, 2014, prior to the reverse merger the Company sold an aggregate of 2,700,000 units in a private placement of its securities to certain investors at a purchase price of $0.50 per unit pursuant to subscription for an aggregate purchase price of $1,350,000. Each unit consists of one share of the Company’s Series E Convertible Preferred Stock, par value $0.0001 per share, each of which is convertible into one share of Common Stock, with such rights and designations as set forth in the Certificate of Designation; and a three year warrant to purchase one share of Common Stock at an exercise price of $1.00 per share.

5.	SHAREHOLDERS’ EQUITY

Following the April 30, 2014 Redomestication, the Company had approximately 3,920,700 shares of common stock issued and outstanding. On June 3, 2014, the Company entered into a Securities Exchange Agreement with DAC and issued 8,050,000 shares of common stock and 36,050,000 shares of Series D Preferred Stock to DAC’s shareholders, to exchange for the 34,100,000 shares of DAC common stock outstanding, which were originally issued for cash amount of $653,327. The Company issued a total of 25,107,414 shares of common stock in the period from June 3, 2014 to December 31, 2014, described further as follows:

The Company issued 3,810,000 shares of common stock between June 3 and June 30, 2014 pursuant to conversions of 38,100 shares of Series A Preferred Stock.

The Company issued 9,865,000 shares of common stock during the third quarter pursuant to conversions of 98,650 shares of Series A Preferred Stock.

The Company issued 6,150,000 shares of common stock during the fourth quarter pursuant to conversions of 61,500 shares of Series A Preferred Stock.

On July 1, 2014, the Company entered into a twelve-month consulting agreement for investor relations, marketing and public relations services. Pursuant to such agreement, the Company is obligated to pay the consultant for his services stock compensation of 250,000 shares of common stock immediately deliverable and an additional 250,000 shares of common stock deliverable after six months if the agreement is still in force. The 250,000 shares delivered in July were valued at $215,000. The agreement was terminated in December 2014 prior to the six month anniversary and, as a result, the Company is not obligated to deliver the remaining 250,000 shares of common stock.

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

On August 27, 2014, the Company issued 2,000,000 shares of restricted common stock with monthly vesting provisions to two members of its newly-formed Strategic Advisory Board for twelve months of service. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. The Company recognized a total of $126,667 expense for the pro rata portion of shares earned by the two advisors during the year ended December 31, 2014.

6.	PREFERRED STOCK

All of the preferred stock of the Company is convertible into common stock. The Series A and Series C Preferred Stock conversion ratio is 100 to 1. The Series B, B-1, D, E and F Preferred Stock conversion ratio is 1 to 1. The conversion price of Series B stock may be adjusted if a ‘dilutive triggering event’ occurs which could happen if the Company were to sell or issue common stock, warrants or convertible securities without consideration or for a consideration per share less than the conversion price in effect immediately prior to such sale or issue (dilutive triggering price). In such case, the Series B conversion price would be reduced to a price equal to the dilutive triggering price. All preferred stock has voting rights equal to the number of shares it would have on an ‘as if converted’ basis, subject to any applicable beneficial ownership blockers governing such preferred stock. All preferred stock is entitled to dividends rights equal to the number of shares it would have on an ‘as if converted’ basis. None of the preferred stock is redeemable, participating or callable.

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

Between June 4 and June 30, 2014, seven holders of Series A Preferred Stock converted a total of 38,100 shares of Series A Preferred Stock for 3,810,000 shares of common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

Between July 1 and September 30, 2014, seven holders of Series A Preferred Stock converted a total of 98,650 shares for 9,865,000 shares of common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

Between October 1 and December 31, 2014, five holders of Series A Preferred Stock converted a total of 61,500 shares for 6,150,000 shares of common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

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

On April 30, 2014, the effective date of the Redomestication and effective date of the Merger Exchange Ratio, there were a total of 36,814 vested and 24,723 unvested options carried over to the reverse merger with DAC on June 3, 2014 with strike prices ranging from $1.67 to $126.40. During September 2014, the holders of these options voluntarily agreed to terminate their options. At December 31, 2014 there are no outstanding options.

On April 30, 2014, the effective date of the Redomestication and effective date of the Merger Exchange Ratio, there were a total of 673,683 warrants carried over to the reverse merger with DAC on June 3, 2014 with strike prices ranging from $2.53 to $16.57. A total of 188,676 of these warrants with strike prices of $5.06 expired between July and September 2014 leaving a total of 485,007 outstanding warrants.

During May 2014, the Company issued a total of 1,700,000 warrants for services. The warrants have a term of three years, and exercise price of $0.01. The 1,700,000 warrants were exercised in July 2014 for a total of $17,000. As further described above in Note 4, on June 3, 2014, the Company issued 2,700,000 warrants to purchase one share of common stock at an exercise price of $1.00 per warrant share to investors who purchased Series E Preferred Stock. The exercise price of $1.00 per warrant may be adjusted any time during the first twenty-four months from issuance under the terms of a Favored Nations Provision contained in the warrant. If at any time during that twenty-four month period the Company should issue common stock or convertible securities at a price lower than $1.00 per share, unless the warrant holder consents to such lower price issuance, then the exercise price of the warrant shall be automatically reduced to reflect such other lower price and the number of warrant securities shall be adjusted to reflect such lower price. The warrants expire on June 3, 2017. In August 2014, all seven investors holding the warrants attached to Series E Preferred Stock executed cashless exercises of their warrants resulting in the issuance of 372,414 shares of restricted common stock.

Because the 2,700,000 warrants issued on June 3, 2014 have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15 “Determining whether an Instrument (or Embedded feature) is Indexed to an Entity’s Own Stock.” ASC 815-40-15 requires as of the date the warrant is issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

As of June 3, 2014, the fair value of the warrants derivative liability was $2,159,824 – see Note #4. On August 26, 2014, when the warrants were exercised, the Company determined the fair value of the derivative liability to be $2,510,793, and upon warrant exercise, the derivative liability was written off to additional paid in capital.

As a result of the warrant exercises, as of December 31, 2014, the fair value of the warrants derivative liability is $0, and the Company recognized a loss on derivative liability of $350,969 for the year ended December 31, 2014. The fair value of the derivative liability was estimated at the date of grant and the date of warrant exercised using a Black-Scholes option pricing model.

The following table summarizes information about outstanding warrants at December 31, 2014:

Year Issued	Number Outstanding	Remaining Contractual Life in Years	Number Currently Exercisable	Weighted Average Exercise Price
2010	16,780	0.6	16,780	$6.26
2011	418,780	2.0	418,780	$4.84
2012	49,447	3.0	49,447	$7.58
Total	485,007	2.0	485,007	$5.17

8.	INVENTORIES

Inventories consisted of the following:

	2014	2013
Raw Materials	$18,944	$12,775
Work in progress	1,369	51,000
Finished Goods	19,091	11,536
	$39,404	$75,311

9.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	2014	2013
Prepaid insurance	$23,114	$1,186
Prepaid services	15,225	0
Prepaid rent and security deposit	11,830	0
	$50,169	$1,186

10.	INVESTMENT IN SECURITIES HELD FOR RESALE

The Company owned common stock in DecisionPoint Systems, Inc. (DPSI), MEDL Mobile Holdings, Inc. (MEDL) and Endexx Corporation (EDXC) as a result of certain 2012 and 2013 business transactions of MacroSolve. These securities were revalued at fair market value on June 3, 2014 as part of the reverse merger accounting. During the second quarter, the Company sold 607,284 shares of DPSI and 147,692 shares of MEDL, representing all of its holdings in those securities, with losses of $21,635 and $3,686 recorded respectively. The Company received a total of $168,704 net cash proceeds from the sales. The Company holds 125,000 shares of EDXC, but has been unable to liquidate the shares due to issues with Endexx Corporation not being a fully-reporting company. The Company has determined that the EDXC shares are impaired and has charged off the $17,500 carrying value. A total of $42,821 was recorded as loss on sale of securities for the year ended December 31, 2014.

11.	OKLAHOMA TECHNOLOGY COMMERCIALIZATION CENTER

At the time of the April 30, 2014 Redomestication, MacroSolve had an $110,000 past-due balance on its refundable award from the State of Oklahoma Technology Business Finance Program which includes accrued interest (imputed at 14.27%) through September 2007 after which interest no longer accrued. The parties are currently discussing a release from the debt that is unrelated to the current operations.

12.	INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

During the post-reverse merger period of June 4, 2014 through December 31, 2014, the Company incurred a net loss, and, therefore, had no tax liability. Lighter Than Air Systems paid $5,571 in income taxes during 2014 for two short period returns, including the periods of March 29, 2013 through December 31, 2013 and January 1, 2014 through June 3, 2014 when it was a subsidiary of WSGI. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,463,239 for 2014 and will begin expiring in 2034. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The $1,463,239 estimate of net operating loss carry-forward is calculated after we consider the effect of Section 382.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

	December 31, 2014	December 31, 2013
Net operating loss carry-forwards	$497,501	$0
Valuation allowance	(497,501)	(0)
	$-0-	$-0-

13.	COMMITMENTS AND CONTINGENCIES

On November 17, 2014, the Company entered into a 60 month lease for 5,533 square feet of office and manufacturing space at 11651 Central Parkway Suite 118, Jacksonville Florida, with an anticipated lease commencement date of February 1, 2015. The monthly rent, including operating expenses and sales tax, for each year of the initial lease term is estimated to be $5,915. Anticipated total rent during the term of the lease is as follows:

Year 1 - $ 70,985
Year 2 - $ 72,723
Year 3 - $ 74,514
Year 4 - $ 76,359
Year 5 - $ 78,259

Rent expense in 2014 and 2013 were $37,557, and $22,470, respectively, and consisted of reimbursements made to a related party which leases the Company’s current shared office and manufacturing space.

As of December 31, 2014, the Company is a party in a pending motion by Newegg Inc. for recovery of defendant legal fees of approximately $400,000 from the Company in the matter of MacroSolve, Inc. v Newegg Inc. (U.S.D.C.E.D. TX) case No 6:12-cv-46-MSS-KNM. Should the company not prevail in that matter, the judgment would be borne by the former MacroSolve directors who sold their loans on April 17,2014. Other than that matter, there are no material claims, actions, suits, proceedings inquiries, labor disputes or investigations pending.

14.	CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its receivables. At December 31, 2014, accounts receivable from one customer comprised 100% of the company’s total accounts receivable-trade. Revenues from four customers approximated 92% of total revenues for 2014. At December 31, 2013, accounts receivable from one customer comprised approximately 100% of the Company’s total accounts receivable-trade. Revenues from eight customers approximated 100% of total revenues for 2013.

15.	SUBSEQUENT EVENT

On January 1, 2015, the Company entered into an agreement to lease executive office space for its COO in Aventura, Florida. The monthly cost is expected to be $1,437 per month on a month-to-month basis with a sixty-day notice to cancel the agreement.

Between January 1 and March 26, 2015, five holders of Series A Preferred Stock converted a total of 86,300 shares for 8,630,000 shares of common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

