Form 10-Q
period 2015-03-31
DRONE AVIATION HOLDING CORP.
filed 2015-05-15
CIK 1178727

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 15, 2015 there were 49,566,014 shares of the registrant’s common stock outstanding.

DRONE AVIATION HOLDING CORP.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRONE AVIATION HOLDING CORP.

Interim Unaudited Financial Statements

For the Period Ended March 31, 2015

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	3 /31/2015	12 /31/2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$793,627	$1,369,896
Accounts receivable - trade	1,456	30,170
Inventory	53,074	39,404
Prepaid expenses and deposits	68,778	50,169
Total current assets	916,935	1,489,639
PROPERTY AND EQUIPMENT, at cost:	57,378	34,064
Less - accumulated depreciation and amortization	(9,006)	(7,040)
Net property and equipment	48,372	27,024
OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets, net	91,631	103,609
Total other assets	191,430	203,408
TOTAL ASSETS	$1,156,737	$1,720,071
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$128,881	$64,383
Accounts payable due to related party	-	2,181
Note Payable - Oklahoma Technology Commercialization Center- Current	110,000	110,000
Total current liabilities	238,881	176,564
TOTAL LIABILITIES	$238,881	$176,564
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares;	$31	$40
310,450 and 396,750 shares issued and outstanding, at March 31, 2015 and December 31, 2014, respectively
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares;	32	32
324,671 shares issued and outstanding, at March 31, 2015
and December 31, 2014, respectively
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares;	7	7
68,731 shares issued and outstanding, at March 31, 2015
and December 31, 2014, respectively
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares;	35	35
345,400 shares issued and outstanding, at March 31, 2015
and December 31, 2014, respectively
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares;	3,605	3,605
36,050,000 shares issued and outstanding, at March 31, 2015
and December 31, 2014, respectively
Convertible Preferred stock, Series E, $.0001 par value; authorized 2,700,000 shares;	270	270
2,700,000 shares issued and outstanding, at March 31, 2015
and December 31, 2014, respectively
Convertible Preferred stock, Series F, $.0001 par value; authorized 2,000,000 shares;	110	110
1,100,333 shares issued and outstanding, at March 31, 2015
and December 31, 2014, respectively
Common stock, $.0001 par value; authorized 300,000,000 shares;	4,571	3,708
45,708,114 and 37,078,114 shares issued and outstanding, at March 31, 2015 and December 31, 2014, respectively
Additional paid-in capital	4,006,754	3,699,108
Retained Earnings (Deficit)	(3,097,559)	(2,163,408)
Total stockholders' equity	917,856	1,543,507
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,156,737	$1,720,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

	For the Quarters Ended
	3/31/2015	3/31/2014

Revenues	$15,206	$229,350

Cost of good sold	8,117	138,585

Gross profit	7,089	90,765

General and administrative expense	941,107	90,353

Income (loss) from operations	(934,018)	412

Other expense
Interest expense	(133)	(501)

Total other expense	(133)	(501)

NET LOSS	$(934,151)	$(89)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(934,151)	$(89)

Weighted average number of common shares outstanding - basic and diluted	40,403,225	-

Basic and diluted net loss per share	$(0.02)	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Quarters Ended March 31,	3/31/2015	3/31/2014
OPERATING ACTIVITIES:
Net loss	$(934,151)	$(89)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,966	270
Amortization	11,978	-
Shares issued for service - third party	308,500	-
Net fair value adjustment for LTAS pushdown accounting	-	(2,807)
Changes in current assets and liabilities:
Accounts receivable	28,714	(126,965)
Inventory	(13,670)	10,189
Prepaid expenses and other current assets	(18,609)	(440)
Deferred revenue	-	(1,650)
Accounts payable and accrued expense	54,150	67,702
Due to related party	(2,181)	(2,607)
Net cash used in operating activities	(563,303)	(56,397)
INVESTING ACTIVITIES:
Purchase of furniture and equipment	(12,966)	-
Net cash used in investing activities	(12,966)	-
NET DECREASE IN CASH	(576,269)	(56,397)
CASH, beginning of period	1,369,896	109,826
CASH, end of period	$793,627	$53,429
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarters ended March 31:
Interest	$133	$501
Income taxes	$-	$-
Noncash investing and financing activities for the quarters ended March 31:
Leasehold improvements addition in accounts payable	$10,348	$-
Conversion of Series A preferred stock to common stock	$863	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Drone Aviation Holding Corp.

Notes to Interim Unaudited Financial Statements

For the Period Ended March 31, 2015

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The financial statements as of December 31, 2014 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2014.

2.	RELATED PARTY TRANSACTIONS

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

Aerial Products Corp (“APC”) is a related party, controlled by a current employee of the Company. APC shared the manufacturing facilities with LTAS and provided aerostat envelopes and manufacturing labor to Lighter Than Air Systems (LTAS) until June 30, 2014 when the APC labor pool transitioned to the Company. The accounts payable due to related party at December 31, 2014 included allocated rent and utility charges, aerostat envelopes, truck expenses and labor charges due of $2,181. An additional $1,434 in similar expenses was incurred in the first quarter of 2015. A total of $3,615 was paid to APC in the first quarter. There were no further amounts payable to APC at March 31, 2015. Additionally during the first quarter of 2015, the Company acquired used industrial sewing machines and used furniture and fixtures from APC for $6,500.

3.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software.   During the quarter ended March 31, 2015, the Company invested $12,966 in machinery and equipment and furniture and fixtures and additional $10,348 in leasehold improvements which were recorded in accounts payable. Depreciation expense was $1,966 and $270 for the quarters ended March 31, 2015 and 2014, respectively. Property and equipment consists of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Machinery and equipment	$26,953	$19,954
Computer equipment	12,075	12,075
Office furniture and fixtures	8,002	2,035
Leasehold improvements	10,348	—
	57,378	34,064
Less - accumulated depreciation	(9,006)	(7,040)
	$48,372	$27,024

4.	INTANGIBLE ASSETS

On May 5, 2014, the Company acquired Lighter Than Air Systems (LTAS). In accordance with ASC 805-10 Business Combination and purchase acquisition accounting, the Company initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values as of the date of acquisition. The fair value of the LTAS customer list was determined by using a discounted cash flow model and $135,550 was recorded on the date of the business combination. The Company recorded $31,941 of amortization expense for the year ended December 31, 2014 and an additional amortization expense of $11,978 in the first quarter of 2015.

5.	SHAREHOLDERS’ EQUITY

The Company issued a total of 8,630,000 common shares during the first quarter of 2015, described further as follows:

The Company issued 8,630,000 shares of common stock between January 1 and March 31, 2015 pursuant to conversions of an aggregate of 86,300 shares of Series A preferred stock.

On August 27, 2014, the Company issued 2,000,000 shares of restricted common stock with monthly vesting provisions to two members of its Strategic Advisory Board for twelve months services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. The Company recognized a total of $308,500 expense for the pro rata portion of shares earned by the two advisors during the three months ended March 31, 2015 and has recognized a total of $435,167 since August 27, 2014.

6.	PREFERRED STOCK

All of the preferred stock of the Company is convertible into common shares. The Series A and Series C stock conversion ratio is 100 to 1 shares. The Series B, B-1, D, E and F stock conversion ratio is 1 to 1 shares. The conversion price of Series B stock may be adjusted if a ‘dilutive triggering event’ occurs which could happen if the Company were to sell or issue common stock, warrants or convertible securities without consideration or for a consideration per share less than the conversion price in effect immediately prior to such sale or issue (dilutive triggering price). In such case, the Series B conversion price would be reduced to a price equal to the dilutive triggering price. All preferred stock has voting rights equal to the number of shares it would have on an ‘as if converted’ basis subject to any ownership limitations governing such preferred shares. All preferred stock is entitled to dividends rights equal to the number of shares it would have on an ‘as if converted’ basis. None of the preferred stock is redeemable, participating nor callable.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

The Company analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted Series F stock contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $192,558. The beneficial conversion feature was fully amortized and recorded as a deemed dividend during the year ended December 31, 2014.

Between January 1 and March 31, 2015, four investors in Series A preferred stock converted a total of 86,300 shares of Series A for an aggregate of 8,630,000 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

The Series B-1 preferred stock contains a liquidation provision whereas in the event of a fundamental transaction (such as the merger which occurred on June 3, 2014), the shareholder has the option to receive a preferential amount of cash equal to 400% of the stated value per share.

7.	WARRANTS

No warrants were issued or expired during the quarter ending March 31, 2015. The intrinsic value of the warrant at March 31, 2015 is $0. The following table summarizes information about outstanding warrants at March 31, 2015:

Year Issued	Number Outstanding	Remaining Contractual Life in Years	Number Currently Exercisable	Weighted Average Exercise Price
2010	16,780	0.3	16,780	$6.26
2011	418,780	1.7	418,7800	$4.84
2012	49,447	2.8	49,447	$7.58
Total	485,007	1.8	485,007	$5.17

8.	OKLAHOMA TECHNOLOGY COMMERCIALIZATION CENTER

At the time of the April 30, 2014 merger between MacroSolve, Inc. and Drone Aviation Holding Corp., MacroSolve had an $110,000 balance on its refundable award from the State of Oklahoma Technology Business Finance Program. The parties are currently discussing a release from the debt that is unrelated to the current operations.

9.	SUBSEQUENT EVENTS

Between April 1 and May 15, 2015, six investors in Series A preferred stock converted a total of 38,579 shares of Series A for 3,857,900 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

On May 12, 2015, the Company approved a Series G Preferred Private Placement to certain investors at a purchase price of $0.25 per Unit for up to 8,000,000 Units. Each Unit consists of one share of the Company’s Series G Convertible Preferred Stock, par value $0.0001 per share, each of which is convertible into one share of Common Stock, with such rights and designations as set form in the Certificate of Designation. The Series G stock has voting rights equal to the number of shares it would have on an ‘as if converted’ basis. The Series G stock is entitled to dividends rights equal to the number of shares it would have on an ‘as if converted’ basis. None of the Series G stock is redeemable, participating or callable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe.” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the advanced aerostats and tethered drone industry formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2015 compared with the three months ended March 31, 2014 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company” and similar expressions to Drone Aviation Holding Corp. and depending on the context, its subsidiaries.

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

We are focused on the business of the design, development, marketing and sale of lighter-than air (“LTA”) advanced aersostats and land-based intelligence, surveillance and reconnaissance (“ISR”) solutions and tethered drones. The Company, through its wholly owned subsidiary, Lighter Than Air Systems Corp. (“LTAS”), which was acquired on June 3, 2014 upon consummation of a Share Exchange with Drone Aviation Corp., a wholly-owned subsidiary which was merged into Drone Aviation on March 26, 2015, is focused on the development of a series of tethered aerostats known as the Blimp in a Box® (“BiB”) system and the Winch Aerostat Small Platform (“WASP”) as well as certain other tethered drone products. The BiB system is a lighter-than-air, compact aerostat platform either self-contained on a trailer that can be towed by an MATV or MRAP or other standard vehicle, or it can operate from the bed of a pickup truck. It is designed to provide semi-persistent, mobile, real-time day/night high definition footage for “ISR”, detection of improvised explosive devices (“IEDs”), border security and other governmental and civilian uses. The WASP is a mobile, tactical-sized aerostat capable of carrying a variety of payloads in support of military operations. Both the BiB and the WASP can also be utilized for disaster response missions, by supporting two-way and cellular communications, by acting as a repeater or providing wireless networking.

Recent Transactions

On January 6, 2015, the Company announced that it had fulfilled a military order, shipping a follow-on order of aerial and ground-based equipment to Eglin Air Force Base in Florida.

On March 2, 2015 the Company announced that it had officially launched WATT, the Company's first model of a new line of commercial-grade electric tethered drones designed to provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether. Further, on April 2, 2015, the Company announced that the Watt-200 and Watt-300 models would be unveiled at the Association for Unmanned Vehicle Systems International (AUVSI) Unmanned Systems 2015 Conference and Tradeshow in Atlanta, GA on May 4-7, 2015.

On March 12, 2015, the Company announced that it had been awarded a contract from NASA Langley Research Center to provide aerial and ground based equipment for use in a new research program at the center with delivery expected in the second quarter of 2015.

On March 4, 2015, the Company announced that it had completed a joint demonstration with a leading defense prime contractor at a U.S. Army facility. The Company successfully demonstrated how currently deployed U.S. Army ground monitors and mobile devices can access secure wireless video footage from the Blimp in a Box (BiB) mobile ISR aerostat systems owned and operated by the U.S. Department of Defense.

Results of Operations

Quarter Ended March 31, 2015 compared to Quarter Ended March 31, 2014

Net Revenues:  Net revenues of $15,000 for the quarter ended March 31, 2015 decreased $214,000 or 93% from $229,000 for the same period in 2014.   Sources of revenue were derived primarily from small aerostat products and accessories while the Company focused resources on continued development of the WATT product line.

Cost of Goods Sold and Gross Profit:  Cost of goods sold of $8,000 for the quarter ended March 31, 2015 decreased $131,000 or 94% from $139,000 for the same period in 2014. Costs include material, parts and labor associated with the sale of small aerostats products and accessories. The resulting gross profit for the quarter ended March 31, 2015 of $7,000 was a decrease from the $90,000 gross profit for the same quarter of 2014.  Gross profit margins were 46.6% and 39.3% for the quarters ended March 31, 2015 and 2014, respectively.

Operating Expenses:  Operating expenses primarily consist of general and administrative expenses.  General and administrative expenses increased $851,000 or 946%, to $941,000 in the quarter ended March 31, 2015 from $90,000 for the same period in 2014. The merger and acquisition activities brought a new management team, board of directors and strategic advisors to the Company for the purpose of increasing business opportunities and shareholder value. Approximately $179,000 of the increase in operating expenses is related to salaries and benefits, $47,000 of the increase is related to investor relations, $319,000 of the increase is related to director and strategic advisory board compensation of which $308,500 was non-cash stock compensation, $189,000 of the increase is related to research and development, $67,000 of the increase is related to legal, audit and accounting fees for SEC filings, and $12,000 of the increase is related to amortization of intangibles.

Income (Loss) from Operations:  Loss from operations for the quarter ended March 31, 2015 increased $934,000 or 100%, to $934,000 from income from operations of $412 in 2014, primarily due to factors discussed above.

Other Income and Expense:  Total other expenses of $133 decreased $368 in the first quarter of 2015 from $501 in 2014.  This decrease is primarily due to less interest charged on credit cards.

Net Loss: Net loss increased $934,000 or 100% to $934,000 for the first quarter of 2015 from net loss of $89 in 2014.  This increased loss is due to factors discussed above.

Liquidity and Capital Resources

As of March 31, 2015, the Company had total current assets of $917,000 and total current liabilities of $239,000 for working capital of $678,000. As of March 31, 2015, the Company had cash and cash equivalents of $794,000 and an accumulated deficit of $(3,098,000).

We have historically financed our operations through operating revenues and sales of equity securities to accredited investors. While we currently believe we have sufficient capital and access to capital to continue our operations for the next 12 months, we may incur significant expenses in implementing our growth plan.  We could deplete our cash and working capital more rapidly than expected, which could result in our need to curtail our operations.

Sources and Uses of Cash

	Three Months Ended March 31,
	2015	2014

Cash flows (used in) operating activities	$(563,000)	$(56,000)
Cash flows (used in) investing activities	(13,000)	-
Cash flows provided by financing activities	-	-
Net decrease in cash and cash equivalents	$(576,000)	$(56,000)

Operating Activities:

Net cash used in operating activities during the three months ended March 31, 2015 was approximately $563,000, which was a decrease in operating cash flow of approximately $507,000 from $56,000 net cash used in operating activities during the same three months of 2014. The net loss of approximately ($934,000) for the first three months of 2015 was $934,000 greater than the same period of 2014, which was approximately $89 or breakeven. The Company recognized approximately $308,500 in shares of common stock issued to a third party for services in the first quarter of 2015 and had a decrease in accounts receivable of approximately $156,000 in the first quarter of 2015 compared to the first quarter of 2014.

Investing Activities:

Net cash used in investing activities during the three months ended March 31, 2015 was approximately $13,000 which was related to the purchase of furniture and equipment. The Company did not have investing activities in the first quarter of 2014.

Financing Activities:

The Company did not have financing activities in either the first quarter of 2015 or 2014.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the Financial Statements included in the Annual Report on Form 10-k for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Case No. 612-CV-46-MHS-KNM

As a result of the USPTO Office Action, on March 31, 2014, the Company dismissed its patent enforcement case against Newegg Inc. with prejudice. On April 6, 2015, the court denied the motion by Newegg for recovery of defendant legal fees of approximately $400,000 from the Company in the matter of MacroSolve, Inc. v Newegg Inc. (U.S.D.C. E.D. TX) case No. 6:12-CV-46-MHS-KNM. On April 24, 2015, Newegg filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Should the Company not prevail in that matter, the judgment would be borne by the former MacroSolve directors who sold their loans on April 17, 2014.

Other than as set forth above, there are no material claims, actions, suits, proceedings, inquiries, labor disputes or investigations pending.

Item 1A. Risk Factors

There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock issuances and redemptions

 The Company issued an aggregate of 8,630,000 shares of common stock during the first quarter pursuant to conversions of an aggregate of 86,300 shares of Series A Preferred Stock.

The securities referenced above were offered and sold solely to “accredited investors” in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6. Exhibits

10.15	Employment Agreement with Felicia Hess, CEO, effective May 18, 2015 (filed herewith)

10.16	Employment Agreement with Kendall Carpenter, CFO, effective May 18, 2015 (filed herewith)

10.17	Employment Agreement with Daniyel Erdberg, COO, effective May 18, 2015 (filed herewith)

10.18	Nonqualified Stock Option Agreement, grant date May 18, 2015 (filed herewith)

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRONE AVIATION HOLDING CORP.

Date: May 15, 2015	By:	/s/ FELICIA HESS
Felicia Hess
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2015	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

