Form 10-Q
period 2015-06-30
DRONE AVIATION HOLDING CORP.
filed 2015-08-14
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-150332

DRONE AVIATION HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	46-5538504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11651 Central Parkway #118, Jacksonville, FL 32224

(Address of principal executive offices) (zip code)

(904) 834-4400

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

As of August 14, 2015 there were 81,901,034 shares of the registrant’s common stock outstanding.

DRONE AVIATION HOLDING CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRONE AVIATION HOLDING CORP.

Interim Unaudited Financial Statements

For the Period Ended June 30, 2015

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	6/30/2015	12/31/2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,112,412	$1,369,896
Accounts receivable - trade	18,260	30,170
Inventory	132,372	39,404
Prepaid expenses and deposits	85,441	50,169

Total current assets	1,348,485	1,489,639

PROPERTY AND EQUIPMENT, at cost:	98,106	34,064
Less - accumulated depreciation	(12,200)	(7,040)

Net property and equipment	85,906	27,024

OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets, net	82,147	103,609

Total other assets	181,946	203,408

TOTAL ASSETS	$1,616,337	$1,720,071

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$44,181	$64,383
Accounts payable due to related party	1,442	2,181
Deferred revenue	129,575	-
Note Payable - Oklahoma Technology Commercialization Center- Current	110,000	110,000

Total current liabilities	285,198	176,564

TOTAL LIABILITIES	$285,198	$176,564

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares; 230,221 and 396,750 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively	$23	$40
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares; 324,671 and 324,671 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively	32	32
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares; 68,731 and 68,731 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively	7	7
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares; 325,400 and 345,400 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively	33	35
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares; 27,650,000 and 36,050,000 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively	2,765	3,605
Convertible Preferred stock, Series E, $.0001 par value; authorized 5,400,000 shares; 5,400,000 and 5,400,000 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively	540	540
Convertible Preferred stock, Series F, $.0001 par value; authorized 3,300,999 shares; 3,300,999 and 3,300,999 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively	330	330
Convertible Preferred stock, Series G, $.0001 par value; authorized 8,000,000 shares; 4,000,000 and 0 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively	400	-
Common stock, $.0001 par value; authorized 300,000,000 shares; 66,131,014 and 37,078,114 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively	6,613	3,708
Additional paid-in capital	7,304,528	3,698,618
Retained Earnings (Deficit)	(5,984,132)	(2,163,408)

Total stockholders' equity	1,331,139	1,543,507

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,616,337	$1,720,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014

Revenues	$67,602	$124,976	$82,808	$354,326

Cost of good sold	26,428	104,339	34,545	243,577

Gross profit	41,174	20,637	48,263	110,749

General and administrative expense	2,927,614	97,682	3,868,721	187,382

Loss from operations	(2,886,440)	(77,045)	(3,820,458)	(76,633)

Other income (expense)
Loss on sale and impairment of securities held for resale	-	(42,821)	-	(42,821)
Loss on derivative liability	-	(269,981)	-	(269,981)
Interest income	-	67	-	67
Interest expense	(133)	(1,439)	(266)	(1,940)

Total other expense	(133)	(314,174)	(266)	(314,675)

NET LOSS	$(2,886,573)	$(391,219)	$(3,820,724)	$(391,308)

Deemed dividend on Series G convertible preferred stock	80,000	-	80,000	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,966,573)	$(391,219)	$(3,900,724)	$(391,308)

Weighted average number of common shares outstanding - basic and diluted	52,566,198	8,019,384	46,518,311	4,031,845

Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.08)	$(0.10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30,	6/30/2015	6/30/2014
OPERATING ACTIVITIES:
Net loss	$(3,820,724)	$(391,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal and impairment of available-for-sale securities	-	42,821
Loss on derivative liability	-	269,981
Depreciation	5,160	181
Amortization	21,462	-
Stock based compensation	2,608,356	-
Changes in current assets and liabilities:
Accounts receivable	11,910	(98,760)
Inventory	(92,968)	20,215
Prepaid expenses and other current assets	(35,272)	(21,819)
Accounts payable and accrued expense	(5,927)	(169,040)
Due from related party	(739)	20,216
Deferred revenue	129,575	258,968

Net cash used in operating activities	(1,179,167)	(68,545)

INVESTING ACTIVITIES:
Cash paid on business combination, net	-	(304,639)
Cash from reverse merger	-	1,629,263
Cash from sales of available-for-sale securities	-	168,704
Purchase of furniture and equipment	(64,042)	-

Net cash (used in) provided by investing activities	(64,042)	1,493,328

FINANCING ACTIVITIES:
Proceeds from common stock issued for cash	-	653,327
Redemption of Series B-1 preferred stock	-	(350,000)
Series G preferred stock issued for cash	985,725	-

Net cash provided by financing activities	985,725	303,327

NET (DECREASE) INCREASE IN CASH	(257,484)	1,728,110

CASH, beginning of period	1,369,896	-

CASH, end of period	$1,112,412	$1,728,110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarters ended June 30:
Interest	$266	$1,429

Noncash investing and financing activities for the quarters ended June 30:
Conversion of Series A preferred stock to common stock	$1,665	$381
Conversion of Series C preferred stock to common stock	$200	$-
Conversion of Series D preferred stock to common stock	$840	$-
Reverse merger adjustment	$-	$(2,116,221)
Business combination adjustment	$-	$79,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Drone Aviation Holding Corp.

Notes to Interim Unaudited Financial Statements

For the Period Ended June 30, 2015

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

Aerial Products Corp (“APC”) is a related party, controlled by a current employee of the Company. APC shared the manufacturing facilities with LTAS and provided aerostat envelopes and manufacturing labor to Lighter Than Air Systems (LTAS) until June 30, 2014 when the APC labor pool transitioned to the Company. The accounts payable due to related party at December 31, 2014 included allocated rent and utility charges, aerostat envelopes, truck expenses and labor charges due of $2,181. An additional $2,876 in similar expenses was incurred in the first two quarters of 2015. A total of $3,615 was paid to APC in the first quarter. The amount payable to APC at June 30, 2015 is $1,442. Additionally during the first quarter of 2015, the Company acquired used industrial sewing machines and used furniture and fixtures from APC for $6,500.

3.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software and leasehold improvements.   During the six months ended June 30, 2015, the Company invested $20,950 in shop machinery and equipment, $8,931 in computers and electronics, $19,392 office furniture and fixtures and additional $14,769 in leasehold improvements. Depreciation expense was $5,160 and $181 for the six months ended June 30, 2015 and 2014, respectively. Property and equipment consists of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Shop Machinery and equipment	$40,904	$19,954
Computers and electronics	21,006	12,075
Office furniture and fixtures	21,427	2,035
Leasehold improvements	14,769	-
	98,106	34,064
Less - accumulated depreciation	(12,200)	(7,040)
	$85,906	$27,024

4.	INTANGIBLE ASSETS

On May 5, 2014, the Company acquired Lighter Than Air Systems (LTAS). In accordance with ASC 805-10 Business Combination and purchase acquisition accounting, the Company initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values as of the date of acquisition. The fair value of the LTAS customer list was determined by using a discounted cash flow model and $135,550 was recorded on the date of the business combination. The Company recorded $31,941 of amortization expense for the year ended December 31, 2014 and an additional amortization expense of $21,462 in the first half of 2015.

5.	SHAREHOLDERS’ EQUITY

The Company issued a total of 29,052,900 common shares during the first half of 2015, described further as follows:

The Company issued 8,630,000 shares of common stock between January 1 and March 31, 2015 pursuant to conversions of an aggregate of 86,300 shares of Series A preferred stock.

The Company issued 8,022,900 shares of common stock between April 1 and June 30, 2015 pursuant to conversions of an aggregate of 80,229 shares of Series A preferred stock.

The Company issued 2,000,000 shares of common stock between April 1 and June 30, 2015 pursuant to conversions of an aggregate of 20,000 shares of Series C preferred stock.

The Company issued 8,400,000 shares of common stock between April 1 and June 30, 2015 pursuant to conversions of an aggregate of 8,400,000 shares of Series D preferred stock.

On June 1, 2015, the Company issued 2,000,000 shares of restricted common stock with monthly vesting provisions to the Chairman of the Board for twenty-four months services pursuant to a Director Agreement. The Chairman can earn a pro rata portion of the shares, calculated on a twenty-four month vesting period, in the event the Chairman relinquishes his position and board seat prior to the expiration date of the Director Agreement. The Company recognized a total of $22,500 expense for the pro rata portion of shares earned by the Chairman by June 30, 2015.

On August 27, 2014, the Company issued 2,000,000 shares of restricted common stock with monthly vesting provisions to two members of its Strategic Advisory Board for twelve months services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. The Company recognized a total of $323,333 expense for the pro rata portion of shares earned by the two advisors during the six months ended June 30, 2015 and has recognized a total of $450,000 since August 27, 2014.

6.	PREFERRED STOCK

All of the preferred stock of the Company is convertible into common shares. The Series A and Series C stock conversion ratio is 1 to 100 common shares. The Series B, B-1, D, E, F and G stock conversion ratio is 1 to 1 common share. The conversion price of Series B stock may be adjusted if a ‘dilutive triggering event’ occurs which could happen if the Company were to sell or issue common stock, warrants or convertible securities without consideration or for a consideration per share less than the conversion price in effect immediately prior to such sale or issue (dilutive triggering price). In such case, the Series B conversion price would be reduced to a price equal to the dilutive triggering price. All preferred stock has voting rights equal to the number of shares it would have on an ‘as if converted’ basis subject to any ownership limitations governing such preferred shares. All preferred stock is entitled to dividends rights equal to the number of shares it would have on an ‘as if converted’ basis. None of the preferred stock is redeemable, participating nor callable.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

The Company analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted Series F stock contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $192,558. The beneficial conversion feature was fully amortized and recorded as a deemed dividend during the year ended December 31, 2014. The Series G stock issued during current quarter also contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $80,000. The beneficial conversion feature was fully amortized and recorded as a deemed dividend during the six months ended June 30, 2015.

Between January 1 and June 30, 2015, seven investors in Series A preferred stock converted a total of 166,529 shares of Series A for an aggregate of 16,652,900 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages. During the same period, one investor in Series C preferred stock converted a total of 20,000 shares of Series C for an aggregate of 2,000,000 shares of restricted common stock and six investors in Series D preferred stock converted a total of 8,400,000 shares of Series D for an aggregate of 8,400,000 shares of restricted common stock, all in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

The Series B-1 preferred stock contains a liquidation provision whereas in the event of a fundamental transaction (such as the merger which occurred on June 3, 2014), the shareholder has the option to receive a preferential amount of cash equal to 400% of the stated value per share.

Series G Preferred Private Placement

On June 2, 2015, the Company sold an aggregate of 4,000,000 units in a private placement of its securities to certain investors at a purchase price of $0.25 per unit pursuant to subscription for an aggregate purchase price of $985,725, net of $14,275 financing fees. Each unit consists of one share of the Company’s Series G Convertible Preferred Stock, par value $0.0001 per share, each of which is convertible into one share of Common Stock, with such rights and designations as set forth in the Certificate of Designation.

On June 2, 2015, as a result of the sale of the Series G Preferred Stock, the Company issued 2,700,000 shares of Series E Convertible Preferred Stock, which are convertible into an aggregate of 2,700,000 shares of Common Stock, to existing holders of Series E Preferred Stock, in connection with certain anti-dilution rights associated with their purchase of such shares. The additional share issuance was treated as a ‘stock split’ and was retrospectively reflected as of December 31, 2014.

On June 2, 2015, the Company received the consent of at least a majority of its holders of Series F Convertible Preferred Stock to consummate the Series G Private Placement, as required under the terms of that investment. In consideration for the foregoing consent, the Company issued all holders of its Series F Preferred Stock an aggregate of an additional 2,200,666 shares of Series F Preferred Stock, which are convertible into an aggregate of 2,200,666 shares of common stock. The additional share issuance was treated as a ‘stock split’ and was retrospectively reflected as of December 31, 2014.

7.	EMPLOYEE STOCK OPTIONS

During the six months ended June 30, 2015, 29,500,000 options were granted to employees and a director for service provided. Of these, 10,000,000 options were immediately vested and were granted with an exercise price of $0.15 and the expiration date is May 18, 2018. Another 10,000,000 options vest over two years or upon the up listing of the Company’s stock and were granted with an exercise price of $0.15 and the expiration date is June 1, 2018. Another option for 1,500,000 shares vesting over three years was granted with an exercise price of $0.27 and the expiration date is May 4, 2019. A director received two options. The first was for 3,000,000 shares vesting over two years and was granted with an exercise price of $0.25 and the expiration date is June 1, 2018. The second was for 5,000,000 shares with vesting tied to performance and was granted with an exercise price of $0.25 and the expiration date is June 1, 2018. Based on management’s estimate, only 1,000,000 options will eventually vest while the remaining 4,000,000 would be forfeited.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2015:

2015
Expected dividend yield	0%
Expected volatility	128%
Risk-free interest rate	0.40 - 0.99%
Expected life of options	1.50 – 3.42 years

Under the Black-Scholes option price model, fair value of the warrants granted is estimated at $5,142,284. During the six months ended June 30, 2015, $2,252,552 compensation expense was recognized and the remaining $2,889,732 will be recognized over the next three years.

The following table represents stock option activity as of and for the period ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding – December 31, 2014	-	$0.00
Exercisable – December 31, 2014	-	$0.00
Granted	29,500,000	$0.18
Exercised or Vested	-	$0.00
Forfeited or Expired	-	$0.00
Outstanding – June 30, 2015	29,500,000	$0.18	2.96
Exercisable – June 30, 2015	10,000,000	$0.15	2.88	$1,150,000

8.	WARRANTS

For the six month period ended June 30, 2015, 1,500,000 warrants were granted to two consultants for service provided. One consultant was granted 1,000,000 warrants with exercise price of $0.25, vesting over two years and the expiration date is June 16, 2018. The other consultant was granted 500,000 warrants with exercise price of $0.25, vesting over one year and the expiration date is June 25, 2018.

The Company uses the Black-Scholes warrant pricing model to estimate the fair value of warrants as of June 30, 2015.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during the six months ended June 30, 2015:

2015
Expected dividend yield	0%
Expected volatility	128%
Risk-free interest rate	0.46 - 0.83%
Expected life of warrants	1.6 – 2.45 years

Under the Black-Scholes warrant price model, fair value of the warrants granted is estimated at $261,834. During the six months ended June 30, 2015, $9,971 compensation expense was recognized.

The following table represents warrant activity as of and for the period ended June 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding – December 31, 2014	485,007	$5.17	2.04
Exercisable – December 31, 2014	485,007	$5.17	2.04	$0.00
Granted	1,500,000	$0.25
Exercised or Vested	-	$0.00
Forfeited or Expired	(7,914)	$2.53
Outstanding – June 30, 2015	1,977,093	$1.45	2.63
Exercisable – June 30, 2015	477,093	$5.21	1.58	$0.00

9.	OKLAHOMA TECHNOLOGY COMMERCIALIZATION CENTER

At the time of the April 30, 2014 merger between MacroSolve, Inc. and Drone Aviation Holding Corp., MacroSolve had an $110,000 balance on its refundable award from the State of Oklahoma Technology Business Finance Program. The parties are currently discussing a release from the debt that is unrelated to the current operations.

10.	SUBSEQUENT EVENTS

Between July 1 and August 14, 2015, 2 investors in Series A preferred stock converted a total of 10,200 shares of Series A for 1,020,000 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

Between July 1 and August 14, 2015, 1 investor in Series B preferred stock converted a total of 20 shares of Series B for 20 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

Between July 1 and August 14, 2015, 2 investors in Series C preferred stock converted a total of 30,000 shares of Series C for 3,000,000 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

Between July 1 and August 14, 2015, 4 investors in Series D preferred stock converted a total of 4,750,000 shares of Series D for 4,750,000 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

Between July 1 and August 14, 2015, 1 investor in Series E preferred stock converted a total of 1,000,000 shares of Series E for 1,000,000 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

On July 20, 2015, the Company entered into an agreement to acquire exclusive commercial software licenses for the “GUST” (Georgia Tech UAV Simulation Tool) autopilot system from Adaptive Flight, Inc. Through the purchase of the assets of privately held Adaptive Flight Inc. (AFI), the Company is assuming the transferable licenses from the Georgia Tech Research Corporation which include flight simulation tools and fault tolerant flight control algorithms. In addition, the company acquired AFI’s dedicated flight computer and additional related hardware and airframes. The Company paid $100,000 in immediately available funds and $100,000 to be held in escrow. In addition, the Company issued 6,000,000 shares of unregistered common stock to be held in escrow.

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

Growth and percentage comparisons made herein generally refer to the six months ended June 30, 2015 compared with the six months ended June 30, 2014 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company” and similar expressions to Drone Aviation Holding Corp. and depending on the context, its subsidiaries.

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

Recent Transactions

On July 20, 2015, the Company announced that it had acquired the exclusive commercial rights to UAV Autopilot System created at Georgia Institute of Technology from Adaptive Flight, Inc. (AFI) The licensed technology will further enable the development and commercialization of the Company’s products and includes flight simulation tools and fault tolerant flight control algorithms. In addition, the Company acquired AFI’s dedicated flight computer and additional related hardware and airframes.

On June 20, 2015, the Company announced that it had received an order from U.S. Government prime contractor BAE Systems for parts and services related to enhancing and supporting two WASP aerostat systems owned and operated by the U.S. Army Space and Missile Defense Command Battle Lab for July 2015 Department of Defense exercises. This order will be fulfilled in July 2015.

On June 3, 2015, the Company announced that it closed on a $1 million offering of its Series G Convertible Preferred Stock. The Company sold an aggregate of 4,000,000 shares, each convertible into one share of common stock, in a private placement to accredited investors at a purchase price of $0.25 per share for an aggregate purchase price of $985,725, net of $14,275 financing fees.

On May 5, 2015, the Company announced that it had received an order from specialized defense contractor Troll Systems for a set of Winch Aerostat Small Platform (WASP) aerostat systems. The Company and Troll Systems will work jointly to integrate the L-3 Wescam MX-10 advanced optical sensor system in to the WASP platform for an international customer. The initial flight testing is expected to take place in the third quarter of 2015.

Results of Operations

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Net Revenues:  Net revenues of $68,000 for the three months ended June 30, 2015 decreased $57,000 or 46% from $125,000 for the same period in 2014.   Sources of revenue were derived primarily from small aerostat products and accessories while the Company focused resources on continued development of the WATT product line.

Cost of Goods Sold and Gross Profit:  Cost of goods sold of $26,000 for the three months ended June 30, 2015 decreased $78,000 or 75% from $104,000 for the same period in 2014. Costs include material, parts and labor associated with the sale of small aerostats products and accessories. The resulting gross profit for the three months ended June 30, 2015 of $41,000 was an increase of $20,000 from the $21,000 gross profit for the same three months of 2014.  Gross profit margins were 61% and 17% for the quarters ended June 30, 2015 and 2014, respectively.

Operating Expenses:  Operating expenses primarily consist of general and administrative expenses.  General and administrative expenses increased $2,830,000 or 2,888%, to $2,928,000 in the three months ended June 30, 2015 from $98,000 for the same period in 2014. The merger and acquisition activities brought a new management team, board of directors and strategic advisors to the Company for the purpose of product development and increasing business opportunities and shareholder value. Approximately $2,263,000 of the increase is due to the issuance of options and warrants to officers, employees, director and consultants valued according to Black-Scholes method at June 30, 2015. Approximately $175,000 of the increase in operating expenses is related to salaries and benefits, $37,000 of the increase is related to director and strategic advisory board compensation, $155,000 of the increase is related to research and development, $79,000 of the increase is related to legal, financial advisory, audit and accounting fees for SEC filings, $19,000 of the increase is related to rent and utilities, $19,000 of the increase is related to outside services, and $107,000 of the increase is related to marketing and travel expense.

Loss from Operations:  Loss from operations for the three months ended June 30, 2015 increased $2,809,000 or 3,648%, to $2,886,000 from loss from operations of $77,000 for the same period in 2014, primarily due to factors discussed above.

Other Income and Expense:  Total other expenses of $133 decreased $314,000 in the second quarter of 2015 from $314,000 in 2014.  This decrease is primarily due to expenses related to the reverse merger and recapitalization of the Company in the prior year.

Net Loss: Net loss increased $2,496,000 or 638% to $2,887,000 for the second quarter of 2015 from net loss of $391,000 for the same period in 2014.  This increased loss is due to factors discussed above.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Net Revenues:  Net revenues of $83,000 for the six months ended June 30, 2015 decreased $271,000 or 77% from $354,000 for the same period in 2014.   Sources of revenue were derived primarily from small aerostat products and accessories while the Company focused resources on continued development of the WATT product line.

Cost of Goods Sold and Gross Profit:  Cost of goods sold of $35,000 for the six months ended June 30, 2015 decreased $209,000 or 86% from $244,000 for the same period in 2014. Costs include material, parts and labor associated with the sale of small aerostats products and accessories. The resulting gross profit for the six months ended June 30, 2015 of $48,000 was a decrease of $63,000 from the $111,000 gross profit for the same period of 2014.  Gross profit margins were 58% and 31% for the six months ended June 30, 2015 and 2014, respectively.

Operating Expenses:  Operating expenses primarily consist of general and administrative expenses.  General and administrative expenses increased $3,682,000 or 1,969%, to $3,869,000 in the six months ended June 30, 2015 from $187,000 for the same period in 2014. The merger and acquisition activities brought a new management team, board of directors and strategic advisors to the Company for the purpose of product development and increasing business opportunities and shareholder value. Approximately $2,263,000 of the increase is due to the issuance of options and warrants to officers, employees, director and consultants valued according to Black-Scholes method at June 30, 2015. Approximately $372,000 of the increase in operating expenses is related to salaries and benefits, $54,000 of the increase is related to investor relations, $356,000 of the increase is related to director and strategic advisory board compensation of which $331,000 was non-cash stock compensation, $344,000 of the increase is related to research and development, $193,000 of the increase is related to legal, financial advisory, audit and accounting fees for SEC filings, $42,000 of the increase is related to rent and utilities, $43,000 of the increase is related to outside services, and $127,000 of the increase is related to marketing and travel expense.

Loss from Operations:  Loss from operations for the six months ended June 30, 2015 increased $3,743,000 or 4,861%, to $3,820,000 from loss from operations of $77,000 in 2014, primarily due to factors discussed above.

Other Income and Expense:  Total other expenses of $266 decreased $315,000 in the six months ended June 30, 2015 from $315,000 for the same period in 2014.  This decrease is primarily due to expenses related to the reverse merger and recapitalization of the Company in the prior year.

Net Loss: Net loss increased $3,430,000 or 877% to $3,821,000 for the six months ended June 30, 2015 from net loss of $391,000 for the same period in 2014.  This increased loss is due to factors discussed above.

Liquidity and Capital Resources

As of June 30, 2015, the Company had total current assets of $1,348,000 and total current liabilities of $285,000 for working capital of $1,063,000. As of June 30, 2015, the Company had cash and cash equivalents of $1,112,000 and an accumulated deficit of $5,984,000.

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

Sources and Uses of Cash

	Six Months Ended June 30,
	2015	2014

Cash flows (used in) operating activities	$(1,179,000)	$(68,000)
Cash flows (used in) provided by investing activities	(64,000)	1,493,000
Cash flows provided by financing activities	985,000	303,000
Net decrease in cash and cash equivalents	$(257,000)	$1,728 ,000

Operating Activities:

Net cash used in operating activities during the six months ended June 30, 2015 was approximately $1,179,000, which was a decrease in operating cash flow of approximately $1,110,000 from $68,000 net cash used in operating activities during the same six months of 2014. The net loss of approximately $3,821,000 for the first six months of 2015 was $3,430,000 greater than the same period of 2014, which was approximately $391,000. The Company recognized approximately $2,263,000 in options and warrant expense associated with issuances to management, employee, director and consultants and $323,000 in shares of common stock issued to a third party for services in the first half of 2015. Inventory levels were $113,000 less than and Deferred Revenue was $129,000 less than the same period of 2014.

Investing Activities:

Net cash used in investing activities during the six months ended June 30, 2015 was approximately $64,000 and was related to the purchase of furniture and equipment. The net cash used in investing activities during the six months ended June 30, 2014 was approximately $1,493,000 which was related to the reverse merger and business combination between Drone Aviation Holding Corp., Drone Aviation Corp. and Lighter Than Air Systems Corp.

Financing Activities:

The Company had net proceeds of $985,000 in the six months ended June 30, 2015 related to the sale of Series G Convertible Preferred Stock. For the same period in 2014, the Company had proceeds of approximately $653,000 from sale of common stock issued for cash offset by $350,000 cash used in the redemption of Series B-1 preferred stock.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 In the three months ended June 30, 2015, the Company issued 8,022,900 shares of common stock during the second quarter pursuant to conversions of an aggregate of 80,229 shares of Series A preferred stock.

In the three months ended June 30, 2015, the Company issued 2,000,000 shares of common stock during the second quarter pursuant to conversions of an aggregate of 20,000 shares of Series C preferred stock.

In the three months ended June 30, 2015, the Company issued 8,400,000 shares of common stock during the second quarter pursuant to conversions of an aggregate of 8,400,000 shares of Series D preferred stock.

On June 1, 2015, the Company issued 2,000,000 shares of restricted common stock with monthly vesting provisions to the Chairman of the Board for twenty-four months services pursuant to a Director Agreement. The Chairman can earn a pro rata portion of the shares, calculated on a twenty-four month vesting period, in the event the Chairman relinquishes his position and board seat prior to the expiration date of the Director Agreement.

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

In the second quarter of 2015, seven investors in Series A preferred stock converted a total of 166,529 shares of Series A for an aggregate of 16,652,900 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages. During the same period, one investor in Series C preferred stock converted a total of 20,000 shares of Series C for an aggregate of 2,000,000 shares of restricted common stock and six investors in Series D preferred stock converted a total of 8,400,000 shares of Series D for an aggregate of 8,400,000 shares of restricted common stock, all in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

On June 2, 2015, the Company sold an aggregate of 4,000,000 units in a private placement of its securities to certain investors at a purchase price of $0.25 per unit pursuant to subscription for an aggregate purchase price of $985,725, net of $14,275 financing fees. Each unit consists of one share of the Company’s Series G Convertible Preferred Stock, par value $0.0001 per share, each of which is convertible into one share of Common Stock, with such rights and designations as set forth in the Certificate of Designation.

On June 2, 2015, as a result of the sale of the Series G Preferred Stock, the Company issued 2,700,000 shares of Series E Convertible Preferred Stock, which are convertible into an aggregate of 2,700,000 shares of Common Stock, to existing holders of Series E Preferred Stock, in connection with certain anti-dilution rights associated with their purchase of such shares.

On June 2, 2015, the Company received the consent of at least a majority of its holders of Series F Convertible Preferred Stock to consummate the Series G Private Placement, as required under the terms of that investment. In consideration for the foregoing consent, the Company issued all holders of its Series F Preferred Stock an aggregate of an additional 2,200,666 shares of Series F Preferred Stock, which are convertible into an aggregate of 2,200,666 shares of common stock.

During the three months ended June 30, 2015, 29,500,000 options were granted to employees and a director for service provided. Of these, 10,000,000 options were immediately vested and were granted with an exercise price of $0.15 and the expiration date is May 18, 2018. Another 10,000,000 options vest over two years or upon the up listing of the Company’s stock and were granted with an exercise price of $0.15 and the expiration date is June 1, 2018. Another option for 1,500,000 shares vesting over three years was granted with an exercise price of $0.27 and the expiration date is May 4, 2019. A director received two options. The first was for 3,000,000 shares vesting over two years and was granted with an exercise price of $0.25 and the expiration date is June 1, 2018. The second was for 5,000,000 shares with vesting tied to performance and was granted with an exercise price of $0.25 and the expiration date is June 1, 2018.

For the three month period ended June 30, 2015, 1,500,000 warrants were granted to two consultants for service provided. One consultant was granted 1,000,000 warrants with exercise price of $0.25, vesting over two years and the expiration date is June 16, 2018. The other consultant was granted 500,000 warrants with exercise price of $0.25, vesting over one year and the expiration date is June 25, 2018.

The securities referenced above were offered and sold solely to “accredited investors” in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRONE AVIATION HOLDING CORP.

Date: August 14, 2015	By:	/s/ FELICIA HESS
Felicia Hess
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

