Form 10-Q
period 2015-09-30
DRONE AVIATION HOLDING CORP.
filed 2015-11-16
CIK 1178727

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 16, 2015 there were 2,660,026 shares of the registrant’s common stock outstanding.

DRONE AVIATION HOLDING CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRONE AVIATION HOLDING CORP.

Interim Unaudited Consolidated Financial Statements

For the Period Ended September 30, 2015

DRONE AVIATION HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
	9/30/2015	12/31/2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$235,472	$1,369,896
Accounts receivable - trade	3,971	30,170
Inventory	233,274	39,404
Prepaid expenses and deposits	66,513	50,169

Total current assets	539,230	1,489,639

PROPERTY AND EQUIPMENT, at cost:	123,976	34,064
Less - accumulated depreciation	(17,849)	(7,040)

Net property and equipment	106,127	27,024

OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets, net	1,533,910	103,609

Total other assets	1,633,709	203,408

TOTAL ASSETS	$2,279,066	$1,720,071

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$161,538	$64,383
Accounts payable due to related party	–	2,181
Deferred revenue	129,575	–
Note Payable - Oklahoma Technology Commercialization Center- Current	110,000	110,000

Total current liabilities	401,113	176,564

TOTAL LIABILITIES	$401,113	$176,564

COMMITMENTS AND CONTINGENCIES	–	–

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares;	$22	$40
220,021 and 396,750 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares;	32	32
324,651 and 324,651 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares;	7	7
68,731 and 68,731 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares;	32	35
315,400 and 345,400 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares;	2,205	3,605
22,050,000 and 36,050,000 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively
Convertible Preferred stock, Series E, $.0001 par value; authorized 5,400,000 shares;	340	540
3,400,000 and 5,400,000 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively
Convertible Preferred stock, Series F, $.0001 par value; authorized 3,300,999 shares;	330	330
3,300,999 and 3,300,999 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively
Convertible Preferred stock, Series G, $.0001 par value; authorized 8,000,000 shares;	400	–
4,000,000 and 0 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively
Common stock, $.0001 par value; authorized 300,000,000 shares;	250	93
2,493,776 and 926,953 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively
Additional paid-in capital	9,440,020	3,702,233
Retained Earnings (Deficit)	(7,565,685)	(2,163,408)

Total stockholders' equity	1,877,953	1,543,507

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,279,066	$1,720,071

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014

Revenues	$108,548	$328,063	$191,356	$682,389

Cost of good sold	66,884	231,624	101,429	475,201

Gross profit	41,664	96,439	89,927	207,188

General and administrative expense	1,623,079	1,046,876	5,491,800	1,234,258

Loss from operations	(1,581,415)	(950,437)	(5,401,873)	(1,027,070)

Other income (expense)
Loss on sale and impairment of securities held for resale	–	–	–	(42,821)
Loss on derivative liability	–	(80,988)	–	(350,969)
Interest income	–	142	–	209
Interest expense	(138)	(299)	(404)	(2,239)

Total other expense	(138)	(81,145)	(404)	(395,820)

NET LOSS	(1,581,553)	(1,031,582)	(5,402,277)	(1,422,890)

Deemed dividend on Series G convertible preferred stock	–	–	80,000	–
Deemed dividend on Series F convertible preferred stock	–	192,558	–	192,558

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,581,553)	(1,224,140)	(5,482,277)	(1,615,448)

Weighted average number of common shares outstanding - basic and diluted	2,043,047	534,556	1,459,545	246,972

Basic and diluted net loss per share	$(0.77)	$(2.29)	$(3.76)	$(6.54)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30,	9/30/2015	9/30/2014
OPERATING ACTIVITIES:
Net loss	$(5,402,277)		$(1,422,890)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on disposal and impairment of available-for-sale securities	–		42,821
Loss on derivative liability	–		350,969
Depreciation	10,809		659
Amortization	29,699		19,963
Stock based compensation	3,476,723		348,334
Changes in current assets and liabilities:
Accounts receivable	26,199		5,566
Inventory	(193,870)		(53,347)
Prepaid expenses and other current assets	(16,344)		(16,096)
Accounts payable and accrued expense	111,430		(163,252)
Due from related party	(2,181)		22,728
Deferred revenue	129,575		142,355

Net cash used in operating activities	(1,830,237)		(722,190)

INVESTING ACTIVITIES:
Cash paid on business combination, net	–		(304,639)
Cash from reverse merger	–		1,629,263
Cash from sales of available-for-sale securities	–		168,704
Cash paid on asset acquisition	(200,000)
Purchase of furniture and equipment	(89,912)		(16,726)

Net cash (used in) provided by investing activities	(289,912)		1,476,602

FINANCING ACTIVITIES:
Proceeds from warrant exercises	–		17,000
Proceeds from Series F preferred stock issued for cash	–		822,750
Proceeds from common stock issued for cash	–		653,327
Redemption of Series B-1 preferred stock	–		(350,000)
Proceeds from Series G preferred stock issued for cash	985,725		–

Net cash provided by financing activities	985,725		1,143,077

NET (DECREASE) INCREASE IN CASH	(1,134,424)		1,897,489

CASH, beginning of period	1,369,896		–

CASH, end of period	$235,472		$1,897,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarters ended September 30:
Interest	$404		$2,239
Income taxes	$–		$3,258

Noncash investing and financing activities for the quarters ended September 30:
Cashless exercise of Series E preferred stock attached warrants	$–		$37
Derivative liability written off to APIC due to warrant exercise	$–		$2,510,793
Conversion of Series A preferred stock to common stock	$44		$1,368
Conversion of Series B preferred stock to common stock	$–		$–
Conversion of Series C preferred stock to common stock	$8		$96
Conversion of Series D preferred stock to common stock	$35		$–
Conversion of Series E preferred stock to common stock	$5	$
Reverse merger adjustment	$–		$(2,116,221)
Deemed dividend beneficial conversion feature on convertible preferred stock	$–		$192,558
Business combination adjustment	$–		$79,000
Asset acquisition for stock	$1,260,000		$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Drone Aviation Holding Corp.

Notes to Interim Unaudited Consolidated Financial Statements

For the Period Ended September 30, 2015

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

Aerial Products Corp (“APC”) is a related party, controlled by a current employee of the Company. APC shared the manufacturing facilities with LTAS and provided aerostat envelopes and manufacturing labor to Lighter Than Air Systems (LTAS) until June 30, 2014 when the APC labor pool transitioned to the Company. The accounts payable due to related party at December 31, 2014 included allocated rent and utility charges, aerostat envelopes, truck expenses and labor charges due of $2,181. An additional $5,368 in similar expenses was incurred in the first nine months of 2015. A total of $7,549 was paid to APC in the first nine months of 2015. There are no amounts due to APC at September 30, 2015. Additionally during the first quarter of 2015, the Company acquired used equipment from APC for $6,500.

3.	INVENTORY

Inventories are stated at the lower of cost or market, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company regularly reviews inventory quantities on hand, future purchase commitments with its supplies, and the estimated utility of its inventory. If the review indicates a reduction in utility below carrying value, inventory is reduced to a new cost basis through a charge to cost of goods sold. During the nine months ended September 30, 2015, raw materials inventory increased $9,212 primarily due to components related to aerostat production, work in process inventory increased $68,566 primarily due to a custom order of two custom-engineered WASP XL aerostat systems and supporting equipment delivered in October 2015, and finished goods inventory increased $116,092 primarily due to investment in custom winches, a camera carried as aerostat payload and an off-road vehicle for optional launching capability. Inventory consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Raw materials inventory	$28,156	$18,944
Work in process inventory	69,935	1,369
Finished goods inventory	135,183	19,091
	$233,274	$39,404

4.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software and leasehold improvements.   During the nine months ended September 30, 2015, the Company invested $28,222 in shop machinery and equipment, $13,808 in computers and electronics, $30,908 office furniture and fixtures and additional $16,974 in leasehold improvements. Depreciation expense was $10,809 and $659 for the nine months ended September 30, 2015 and 2014, respectively. Property and equipment consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Shop Machinery and equipment	$48,176	$19,954
Computers and electronics	25,883	12,075
Office furniture and fixtures	32,943	2,035
Leasehold improvements	16,974	–
	123,976	34,064
Less - accumulated depreciation	(17,849)	(7,040)
	$106,127	$27,024

5.	INTANGIBLE ASSETS

On May 5, 2014, the Company acquired Lighter Than Air Systems (LTAS). In accordance with ASC 805-10 Business Combination and purchase acquisition accounting, the Company initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values as of the date of acquisition. The fair value of the LTAS customer list was determined by using a discounted cash flow model and $135,550 was recorded on the date of the business combination. The Company recorded $31,941 of amortization expense for the year ended December 31, 2014 and an additional amortization expense of $29,699 in the first nine months of 2015.

On July 20, 2015, the Company entered into an agreement to acquire exclusive commercial software licenses for the “GUST” (Georgia Tech UAV Simulation Tool) autopilot system from Adaptive Flight, Inc. Through the purchase of the assets of privately held Adaptive Flight Inc. (AFI), the Company is assuming the transferable licenses from the Georgia Tech Research Corporation which include flight simulation tools and fault tolerant flight control algorithms. In addition, the company acquired AFI’s dedicated flight computer and additional related hardware and airframes. The Company paid $100,000 in immediately available funds and $100,000 to be held in escrow. In addition, the Company issued 150,000 shares of unregistered common stock valued at $8.40 per share or a total of $1,260,000 on a post-reverse split basis on the date of agreement, to be held in escrow. The asset acquisition did not qualify as a business combination under ASC 805-10 or Article 11 and has been accounted for as a regular asset purchase.

6.	SHAREHOLDERS’ EQUITY

The Company issued a total of 1,566,823 common shares during the first nine months of 2015, adjusted for the October 29, 2015 1:40 reverse split, described further as follows:

The Company issued 215,750 shares of common stock between January 1 and March 31, 2015 pursuant to conversions of an aggregate of 86,300 shares of Series A preferred stock.

The Company issued 200,573 shares of common stock between April 1 and June 30, 2015 pursuant to conversions of an aggregate of 80,229 shares of Series A preferred stock.

The Company issued 25,500 shares of common stock between July 1 and September 30, 2015 pursuant to conversions of an aggregate of 10,200 shares of Series A preferred stock.

The Company issued 1 share of common stock between July 1 and September 30, 2015 pursuant to conversions of an aggregate of 20 shares of Series B preferred stock.

The Company issued 50,000 shares of common stock between April 1 and June 30, 2015 pursuant to conversions of an aggregate of 20,000 shares of Series C preferred stock.

The Company issued 25,000 shares of common stock between July 1 and September 30, 2015 pursuant to conversions of an aggregate of 10,000 shares of Series C preferred stock.

The Company issued 210,000 shares of common stock between April 1 and June 30, 2015 pursuant to conversions of an aggregate of 8,400,000 shares of Series D preferred stock.

The Company issued 140,000 shares of common stock between July 1 and September 30, 2015 pursuant to conversions of an aggregate of 5,600,000 shares of Series D preferred stock.

The Company issued 50,000 shares of common stock between July 1 and September 30, 2015 pursuant to conversions of an aggregate of 2,000,000 shares of Series E preferred stock.

On June 1, 2015, the Company issued 50,000 shares of restricted common stock with monthly vesting provisions to the Chairman of the Board for twenty-four months services pursuant to a Director Agreement. The Chairman can earn a pro rata portion of the shares, calculated on a twenty-four month vesting period, in the event the Chairman relinquishes his position and board seat prior to the expiration date of the Director Agreement. The Company recognized a total of $90,000 expense for the pro rata portion of shares earned by the Chairman by September 30, 2015.

On August 27, 2014, the Company issued 50,000 shares of restricted common stock with monthly vesting provisions to two members of its Strategic Advisory Board for twelve months services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. The Company recognized a total of $213,333 expense for the pro rata portion of shares earned by the two advisors during the nine months ended September 30, 2015 and has recognized a total of $340,000 since August 27, 2014.The shares became fully vested on August 27, 2015.

On July 20, 2015, the Company issued 150,000 shares of restricted common stock valued at $1,260,000 to acquire assets from Adaptive Flight, Inc. as described above.

On September 4, 2015, the Company issued 450,000 shares of restricted common stock to four management employees and one director pursuant to stock award agreements. The shares will vest upon consummation of a $10,000,000 equity or debt financing provided that the holder remains engaged by the Company through the vesting date. Stock based compensation of $1,007,400 was recognized in the third quarter of 2015 based on management’s estimate that the shares will be fully vested by November 2015.

7.	PREFERRED STOCK

All of the preferred stock of the Company is convertible into common shares. The Series A and Series C stock conversion ratio is 1 to 2.5 common shares on a post-split basis. The Series B, B-1, D, E, F and G stock conversion ratio is 1 to 0.025 common shares on a post-split basis. The conversion price of Series B stock may be adjusted if a ‘dilutive triggering event’ occurs which could happen if the Company were to sell or issue common stock, warrants or convertible securities without consideration or for a consideration per share less than the conversion price in effect immediately prior to such sale or issue (dilutive triggering price). In such case, the Series B conversion price would be reduced to a price equal to the dilutive triggering price. All preferred stock has voting rights equal to the number of shares it would have on an ‘as if converted’ basis subject to any ownership limitations governing such preferred shares. All preferred stock is entitled to dividends rights equal to the number of shares it would have on an ‘as if converted’ basis. None of the preferred stock is redeemable, participating nor callable.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

The Company analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted Series F stock contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $192,558. The beneficial conversion feature was fully amortized and recorded as a deemed dividend during the year ended December 31, 2014. The Series G stock issued during current quarter also contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $80,000. The beneficial conversion feature was fully amortized and recorded as a deemed dividend during the nine months ended September 30, 2015.

On October 29, 2015 a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

Between January 1 and September 30, 2015, eight investors in Series A preferred stock converted a total of 176,729 shares of Series A for an aggregate of 441,823 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages. During the same period, one investor in Series B preferred stock converted a total of 20 shares of Series B for 1 share of restricted common stock, two investors in Series C preferred stock converted a total of 30,000 shares of Series C for an aggregate of 75,000 shares of restricted common stock, ten investors in Series D preferred stock converted a total of 14,000,000 shares of Series D for an aggregate of 350,000 shares of restricted common stock and one investor in Series E preferred stock converted a total of 2,000,000 shares of Series E for an aggregate of 50,000 shares of restricted common stock, all in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

The Series B-1 preferred stock contains a liquidation provision whereas in the event of a fundamental transaction (such as the merger which occurred on June 3, 2014), the shareholder has the option to receive a preferential amount of cash equal to 400% of the stated value per share.

Series G Preferred Private Placement

On June 2, 2015, the Company sold an aggregate of 4,000,000 units in a private placement of its securities to certain investors at a purchase price of $0.25 per unit pursuant to subscription for an aggregate purchase price of $985,725, net of $14,275 financing fees. Each unit consists of one share of the Company’s Series G Convertible Preferred Stock, par value $0.0001 per share, each of which is convertible into 0.025 shares of Common Stock on a post-split basis.

On June 2, 2015, as a result of the sale of the Series G Preferred Stock, the Company issued 2,700,000 shares of Series E Convertible Preferred Stock, which are convertible into an aggregate of 67,500 shares of Common Stock on a post-split basis, to existing holders of Series E Preferred Stock, in connection with certain anti-dilution rights associated with their purchase of such shares. The additional share issuance was treated as a ‘stock split’ and was retrospectively reflected as of December 31, 2014.

On June 2, 2015, the Company received the consent of at least a majority of its holders of Series F Convertible Preferred Stock to consummate the Series G Private Placement, as required under the terms of that investment. In consideration for the foregoing consent, the Company issued all holders of its Series F Preferred Stock an aggregate of an additional 2,200,666 shares of Series F Preferred Stock, which are convertible into an aggregate of 55,017 shares of common stock on a post-split basis. The additional share issuance was treated as a ‘stock split’ and was retrospectively reflected as of December 31, 2014.

8.	EMPLOYEE STOCK OPTIONS

On October 29, 2015 a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

During the nine months ended September 30, 2015, 737,500 options were granted to employees and a director for service provided. Of these, 250,000 options were immediately vested and were granted with an exercise price of $6.00 and the expiration date is May 18, 2018. Another 250,000 options vest over two years or upon the up listing of the Company’s stock and were granted with an exercise price of $6.00 and the expiration date is June 1, 2018. These 250,000 options were surrendered and cancelled on September 4, 2015. A director received two options. The first was for 75,000 shares vesting over two years and was granted with an exercise price of $10.00 and the expiration date is June 1, 2018. The second was for 125,000 shares with vesting tied to performance and was granted with an exercise price of $10.00 and the expiration date is June 1, 2018. These two director options were surrendered and cancelled on September 4, 2015.Stock based compensation was reduced by $170,396 for costs previously recognized on the total 450,000 surrendered and cancelled unvested options. Another option for 37,500 shares vesting over three years was granted with an exercise price of $10.80 and the expiration date is May 4, 2019.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2015:

2015
Expected dividend yield	0%
Expected volatility	128%
Risk-free interest rate	0.40 - 0.99%
Expected life of options	1.50 – 3.42 years

Under the Black-Scholes option price model, fair value of the options granted is estimated at $2,302,837. During the nine months ended September 30, 2015, $2,126,109 compensation expense was recognized and the remaining $176,728 will be recognized over the next three years.

The following table represents stock option activity as of and for the period ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding – December 31, 2014	–	$0.00
Exercisable – December 31, 2014	–	$0.00		$0.00
Granted	737,500	$7.33
Exercised or Vested	–	$0.00
Cancelled or Expired	450,000	$7.78
Outstanding – September 30, 2015	287,500	$6.63	2.76
Exercisable – September 30, 2015	250,000	$6.00	2.63	$113,000

9.	WARRANTS

On October 29, 2015 a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

For the nine month period ended September, 2015, 37,500 warrants were granted to two consultants for service provided. One consultant was granted 25,000 warrants with exercise price of $10.00, vesting over two years and the expiration date is June 16, 2018. The other consultant was granted 12,500 warrants with exercise price of $10.00, vesting over one year and the expiration date is June 25, 2018.

The Company uses the Black-Scholes warrant pricing model to estimate the fair value of warrants as of September 30, 2015.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during the nine months ended September 30, 2015:

2015
Expected dividend yield	0%
Expected volatility	124%
Risk-free interest rate	0.21 - 0.78%
Expected life of warrants	1.39 – 2.20 years

Under the Black-Scholes warrant price model, fair value of the warrants granted is estimated at $120,054. During the nine months ended September 30, 2015, $39,881 compensation expense was recognized.

The following table represents warrant activity as of and for the period ended September 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding – December 31, 2014	12,129	$206.86	2.04
Exercisable – December 31, 2014	12,129	$206.86	2.04	$0.00
Granted	37,500	$10.00

Forfeited or Expired	(297)	$101.12
Outstanding – September 30, 2015	49,332	$57.85	2.38
Exercisable – September 30, 2015	15,582	$161.50	1.67	$0.00

10.	OKLAHOMA TECHNOLOGY COMMERCIALIZATION CENTER

At the time of the April 30, 2014 merger between MacroSolve, Inc. and Drone Aviation Holding Corp., MacroSolve had an $110,000 balance on its refundable award from the State of Oklahoma Technology Business Finance Program. The parties are currently discussing a release from the debt that is unrelated to the current operations.

11.	SUBSEQUENT EVENTS

Between October 1 and November 11, 2015, 1 investor in Series A preferred stock converted a total of 30,000 shares of Series A for 75,000 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

Between October 1 and November 11, 2015, 1 investor in Series C preferred stock converted a total of 10,000 shares of Series C for 25,000 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

Between October 1 and November 11, 2015, 1 investor in Series D preferred stock converted a total of 2,050,000 shares of Series D for 51,250 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

Between October 1 and November 11, 2015, 1 investor in Series E preferred stock converted a total of 600,000 shares of Series E for 15,000 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

On September 4, 2015, the Board of Directors recommended, subject to shareholder approval, a reverse split of the Company’s outstanding shares of common stock, at a ratio not less than one-for-fifteen and not greater than one-for-fifty to become effective upon the filing of the Certificate of Amendment to the Articles of Incorporation. Majority shareholder consent was received on October 1, 2015. The Board determined that the ratio should one for forty and implemented the reverse split at the close of trading on October 29, 2015 and in effect for trading on a split-adjusted basis on October 30, 2015. The Company’s common stock will trade under new CUSIP number 262100209 and temporary ticker symbol “DRNED” for twenty business days, at which time trading will commence under the ticker symbol “DRNE”. The effect of the reverse split has been retroactively applied to the comparative balances of December 31, 2014 and September 30, 2015 and the footnotes.

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

Growth and percentage comparisons made herein generally refer to the three months ended September 30, 2015 compared with the three months ended September 30, 2014 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company” and similar expressions to Drone Aviation Holding Corp. and depending on the context, its subsidiaries.

Business Overview

Drone Aviation Holding Corp. (“Drone Aviation,” “we,” “us,” or the “Company”) is a Nevada corporation formed on April 17, 2014 as a wholly owned subsidiary of MacroSolve, Inc., an Oklahoma corporation (“MacroSolve”). Effective April 30, 2014, MacroSolve merged with and into Drone Aviation Holding Corp., a Nevada corporation (“Drone Aviation”), with Drone Aviation as the surviving entity, for purposes of moving the Company’s state of incorporation from Oklahoma to Nevada (the “Redomestication”). Any references to “Drone Aviation,” “we,” “us,” or the “Company” or any similar references relating to periods before the Redomestication shall be construed as references to MacroSolve, being the previous parent company of Drone Aviation.

We are focused on the business of the design, development, marketing and sale of lighter-than air (“LTA”) advanced aersostats and land-based intelligence, surveillance and reconnaissance (“ISR”) solutions and tethered drones. The Company, through its wholly owned subsidiary, Lighter Than Air Systems Corp. (“LTAS”), which was acquired on June 3, 2014 upon consummation of a Share Exchange with Drone Aviation Corp., a wholly-owned subsidiary which was merged into Drone Aviation on March 26, 2015. The Company is focused on the development of tethered aerostats known as the Winch Aerostat Small Platform (“WASP”), the development of electric tethered aerial platforms (“ETAP”) branded as “WATT”, and the development of mobile intelligence, surveillance and reconnaissance (“MISR”) solutions which combine a militarized all-terrain vehicle with a WATT tethered drone to create a rapidly deployable, highly tactical package.

The WASP is a mobile, tactical-sized aerostat capable of carrying a variety of payloads in support of military operations, extending the stand-off range for detection and communications, which can be setup to operating in 30 minutes by lightly-trained 2-3 person crews. The WATT delivers highly effective coverage from low altitudes, providing excellent surveillance capability over a wide area. All models feature nearly unlimited flight time, ten minute setup time and are capable of single person operation. Applications for WATT range from aerial mapping, photography and visual inspection to news gathering, pipeline inspection, crowd management, law enforcement, disaster response, full ISR and border patrol. The MISR has military, governmental and civilian uses for applications ranging from border patrol and shoreline/beach monitoring to large agricultural operations.

Recent Transactions

On September 4, 2015, our Board approved and adopted, subject to shareholder approval, the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes the issuance of up to an aggregate maximum of 250,000 shares of the common stock on a post-reverse split basis, subject to adjustment as described in the 2015 Plan. The 2015 Plan shall be administered by the Board or one or more committees appointed by the Board or another committee (“Administrator”). The Administrator, in its discretion, selects the individuals to whom awards may be granted, the time or times at which such awards are granted, and the terms of such awards. The 2015 Plan authorizes the Company to grant stock options, stock appreciation rights, restricted shares, restricted share unit, cash awards, other awards, and performance-based awards. Awards may be granted to the Company’s officers, employees, directors and consultants. Unless earlier terminated by the Board, the 2015 Plan will terminate ten years from the date of adoption. The 2015 Plan was approved by the holder of a majority of the outstanding shares of the Company’s voting capital (including shares of common stock underlying outstanding shares of the Company’s Series A, B, B-1, D, E, F and G Preferred Stock, on an “as converted” basis, subject to beneficial ownership blockers) on October 1, 2015.

On October 2, 2015, the Board (i) accepted Felicia Hess’ resignation as the Company’s Chief Executive Officer, President and Director and appointed her as Chief Operating Officer of the Company and (ii) accepted Daniyel Erdberg’s resignation as the Company’s Chief Operating Officer and appointed him as the President of the Company.

In connection with the resignation and re-appointment of the above Officers, the Company entered into (i) an amendment (“Felicia Hess Amendment”) to the employment agreement between the Company and Felicia Hess dated May 18, 2015 (“Felicia Hess Agreement”), pursuant to which Felicia Hess shall serve as the Chief Operating Officer of the Company and (ii) an amendment (“Daniyel Erdberg Amendment”) to the employment agreement between the Company and Daniyel Erdberg dated May 18, 2015 (“Daniyel Erdberg Agreement”), pursuant to which Daniyel Erdberg shall serve as the President of the Company. The terms and conditions of all other sections of the Felicia Hess Agreement and Daniyel Erdberg Agreement remain unchanged and in full force and effect.

On October 2, 2015, the Board appointed Kevin Hess, who has been serving as the Director of Engineering of the Company, as the Chief Executive Officer and a Director to fill the vacancy created by the resignation of Felicia Hess. Kevin Hess is married to Felicia Hess, the Company’s Chief Operating Officer.

In connection with his appointment, the Company entered into an amended and restated employment agreement with Kevin Hess (“Kevin Hess Agreement”) pursuant to which he shall serve as the Chief Executive Officer of the Company for an annual base salary of $200,000 and an annual cash bonus of 100% of his then current base salary if the Company meets certain criteria adopted by the Compensation Committee of the Board and such equity awards as determined by the Compensation Committee of the Board.

On October 1, 2015, by written consent in lieu of a meeting, the holders of a majority of the Company’s voting capital (including shares of common stock underlying outstanding shares of the Company’s Series A, B, B-1, D, E, F and G Preferred Stock, on an “as converted” basis, subject to beneficial ownership blockers) approved an amendment to the Company’s Articles of Incorporation to effectuate a reverse split of the Company’s issued and outstanding common stock at a ratio of not less than 1 for 15 and not more than 1 for 50, at any time prior to September 13, 2016, with the exact ratio to be determined by the Board at its sole discretion. The Board determined that the ratio should be one for forty and implemented the reverse split (“Reverse Split”) at the close of trading on October 29, 2015 and in effect for trading on a split-adjusted basis on October 30, 2015. No fractional shares of common stock will be issued as a result of the Reverse Split. Stockholders who otherwise would be entitled to a fractional share shall receive the next highest number of whole shares. Throughout this Quarterly Report, each instance which refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Split, unless otherwise indicated.

Results of Operations

Quarter Ended September 30, 2015 compared to Quarter Ended September 30, 2014

Net Revenues:  Net revenues of $109,000 for the quarter ended September 30, 2015 decreased $220,000 or 67% from $328,000 for the same period in 2014.   Sources of revenue were derived primarily from small aerostat products and accessories while the Company focused resources on continued development of the WATT product line. A total of $129,575 was recorded as deferred revenue at September 30, 2015 related to a customer project which was delivered in October 2015.

Cost of Goods Sold and Gross Profit:  Cost of goods sold of $67,000 for the quarter ended September 30, 2015 decreased $165,000 or 71% from $232,000 for the same period in 2014. Costs include material, parts and labor associated with the sale of small aerostats products and accessories. The resulting gross profit for the quarter ended September 30, 2015 of $42,000 was a decrease from the $96,000 gross profit for the same quarter of 2014.  Gross profit margins were 38% and 29% for the quarters ended September 30, 2015 and 2014, respectively.

Operating Expenses:  Operating expenses primarily consist of general and administrative expenses.  General and administrative expenses increased $576,000 or 55%, to $1,623,000 in the quarter ended September 30, 2015 from $1,047,000 for the same period in 2014. The 2014 merger and acquisition activities brought a new management team, board of directors and strategic advisors to the Company for the purpose of increasing business opportunities and shareholder value. Approximately $910,000 of the increase is attributable to non-cash stock compensation expense. Research and development costs increased $161,000 while salaries and benefits decreased ($33,000), accounting and legal fees decreased ($34,000), investor relations and financial advisory costs decreased ($257,000) and costs associated with the Board of Directors and Strategic Advisory Board decreased ($165,000).

Loss from Operations:  Loss from operations for the quarter ended September 30, 2015 increased $631,000 or 66%, to $1,581,000 from loss from operations of $950,000 in 2014, primarily due to factors discussed above.

Other Income and Expense:  Total other expenses of $138 decreased $80,000 in the third quarter of 2015 from $81,000 in 2014.  This decrease is primarily due to a loss on derivative liability recorded in 2014.

Net Loss: Net loss increased $550,000 or 53% to $1,582,000 for the third quarter of 2015 from net loss of $1,032,000 in 2014.  This increased loss is due to factors discussed above.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014 (all references are to the Nine Months Ended September 30)

Net Revenues:  Net revenues of $191,000 for the nine months ended September 30, 2015 decreased $491,000 or 72% from $682,000 for the same period in 2014.  Sources of revenue in 2015 were derived primarily from small aerostat products. Sources of revenue in 2014 included several large aerostat systems and several high-cost sensor payload systems.

Cost of Goods Sold and Gross Profit:  Cost of goods sold of $101,000 for the nine months ended September 30, 2015 decreased $374,000 or 79% from $475,000 for the same period in 2014. Costs include material, parts and labor associated with the sale of small aerostats products and accessories. The resulting gross profit for the quarter ended September 30, 2015 of $90,000 was a decrease from the $207,000 gross profit for the same period of 2014.  Gross profit margins were 47% and 30% for the nine months ended September 30, 2015 and 2014, respectively.

Operating Expenses:  Operating expenses primarily consist of general and administrative expenses.  General and administrative expenses increased $4,258,000 or 345%, to $5,492,000 in the nine months ended September 30, 2015 from $1,234,000 for the same period in 2014. The merger and acquisition activities brought a new management team, board of directors and strategic advisors to the Company for the purpose of increasing business opportunities and shareholder value. Approximately $3,174,000 of the increase is attributable to non-cash stock compensation expense. Research and development costs increased $505,000 while salaries and benefits increased $335,000, accounting and legal fees increased $105,000, travel in support of business development increased $48,000 and rent increased $46,000.

Loss from Operations:  Loss from operations for the nine months ended September 30, 2015 increased $4,375,000 or 426%, to $5,402,000 from loss from operations of $1,027,000 in 2014, primarily due to factors discussed above.

Other Income and Expense:  Total other expenses of $404 decreased $396,000 in the nine months ended September 30, 2015 from $396,000 for the same period in 2014.  This decrease is primarily due to a loss on derivative liability recorded in 2014.

Net Loss: Net loss increased $3,979,000 or 280% to $5,402,000 for the nine months ended September 30, 2015 from net loss of $1,423,000 for the same period in 2014.  This increased loss is due to factors discussed above.

Liquidity and Capital Resources

As of September 30, 2015, the Company had total current assets of $539,000 and total current liabilities of $401,000 for working capital of $138,000. As of September 30, 2015, the Company had cash and cash equivalents of $235,000 and an accumulated deficit of $7,566,000.

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

Sources and Uses of Cash

	Nine Months Ended September 30,
	2015	2014
Cash flows (used in) operating activities	$(1,830,237)	$(722,000)
Cash flows (used in) provided by investing activities	(289,912)	1,476,602
Cash flows provided by financing activities	985,725	1,143,077
Net (decrease) increase in cash and cash equivalents	$(1,134,424)	1,897,489

Operating Activities:

Net cash used in operating activities during the nine months ended September 30, 2015 was approximately $1,830,000, which was a decrease in operating cash flow of approximately $1,108,000 from $722,000 net cash used in operating activities during the same nine months of 2014. The net loss of approximately ($5,402,000) for the first nine months of 2015 was $3,979,000 greater than the same period of 2014, which was approximately ($1,423,000). In addition to the increased net loss, the Company recognized approximately $3,129,000 more non-cash stock based compensation in the first nine months of 2015 than the previous year, offset by a $351,000 loss on derivative liability recognized in 2014.

Investing Activities:

Net cash used in investing activities during the nine months ended September 30, 2015 was $290,000 which was related to $90,000 for purchase of furniture and equipment and $200,000 cash paid to Adaptive Flight Inc for an asset acquisition. In the nine months ended September 30, 2014, approximately $1,477,000 cash was provided by investing activities, primarily due to the reverse merger that occurred in June 2014.

Financing Activities:

Net cash provided by financing activities was $1,000,000 for the nine months ended September 30, 2015 primarily related to the issuance of Series G preferred stock. Net cash provided by financing activities was $1,143,000 for the nine months ended September 30, 2014 primarily due to the issuance of Series F preferred stock for $823,000 and common stock issued for $653,000 offset by ($350,000) redemption of Series B-1 preferred stock.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Case No. 612-CV-46-MHS-KNM

As a result of the USPTO Office Action, on March 31, 2014, the Company dismissed its patent enforcement case against Newegg Inc. with prejudice. On April 6, 2015, the court denied the motion by Newegg for recovery of defendant legal fees of approximately $400,000 from the Company in the matter of MacroSolve, Inc. v Newegg Inc. (U.S.D.C. E.D. TX) case No. 6:12-CV-46-MHS-KNM. On April 24, 2015, Newegg filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On August 19, 2015, the Company filed a Brief of Appellee MacroSolve, Inc. with the United States Court of Appeals for the Federal Circuit and on September 8, 2015, Newegg filed a Reply Brief. A date for oral arguments has not yet been established. Should the Company not prevail in that matter, the judgment would be borne by the former MacroSolve directors who sold their loans on April 17, 2014.

Other than as set forth above, there are no material claims, actions, suits, proceedings, inquiries, labor disputes or investigations pending.

Item 1A. Risk Factors

There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

 The Company issued a total of 840,501 shares of common stock during the three months ended September 30, 2015, on a post-Reverse Split basis, as described below:

The Company issued 25,500 shares of common stock between July 1 and September 30, 2015 pursuant to conversions of an aggregate of 10,200 shares of Series A preferred stock.

The Company issued 1 share of common stock between July 1 and September 30, 2015 pursuant to conversions of an aggregate of 20 shares of Series B preferred stock.

The Company issued 25,000 shares of common stock between July 1 and September 30, 2015 pursuant to conversions of an aggregate of 10,000 shares of Series C preferred stock.

The Company issued 140,000 shares of common stock between July 1 and September 30, 2015 pursuant to conversions of an aggregate of 5,600,000 shares of Series D preferred stock.

The Company issued 50,000 shares of common stock between July 1 and September 30, 2015 pursuant to conversions of an aggregate of 2,000,000 shares of Series E preferred stock.

On June 1, 2015, the Company issued 50,000 shares of restricted common stock with monthly vesting provisions to the Chairman of the Board for twenty-four months services pursuant to a Director Agreement. The Chairman can earn a pro rata portion of the shares, calculated on a twenty-four month vesting period, in the event the Chairman relinquishes his position and board seat prior to the expiration date of the Director Agreement. The Company recognized a total of $90,000 expense for the pro rata portion of shares earned by the Chairman by September 30, 2015.

On August 27, 2014, the Company issued 50,000 shares of restricted common stock with monthly vesting provisions to two members of its Strategic Advisory Board for twelve months services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. The Company recognized a total of $213,333 expense for the pro rata portion of shares earned by the two advisors during the nine months ended September 30, 2015 and has recognized a total of $340,000 since August 27, 2014.The shares became fully vested on August 27, 2015.

On July 20, 2015, the Company issued 150,000 shares of restricted common stock valued at $1,260,000 to acquire assets from Adaptive Flight, Inc. as described above.

On September 4, 2015, the Company issued 450,000 shares of restricted common stock to four management employees and one director pursuant to stock award agreements. The shares will vest upon consummation of a $10,000,000 equity or debt financing provided that the holder remains engaged by the Company through the vesting date. Stock based compensation of $1,007,400 was recognized in the third quarter of 2015 based on management’s estimate that the shares will be fully vested by November 2015.

Options

On June 1, 2015, the Company granted certain employees options to purchase an aggregate of 250,000 shares of common stock with an exercise price of $6.00 per share on a post-reverse split basis, and vest as follows: 50% on the earlier of (i) the one year anniversary of the date of grant or (ii) the listing of the Company’s common stock on a national exchange and 50% on the earlier of (i) the two year anniversary of the date of grant or the listing of the Company’s common stock on a national exchange. In addition, A director received two options on June 1, 2015. The first was for 75,000 shares on a post-reverse split basis vesting over two years and was granted with an exercise price of $10.00 and an expiration date of June 1, 2018. The second was for 125,000 shares on a post-reverse split basis with vesting tied to performance and was granted with an exercise price of $10.00 and an expiration date is June 1, 2018. These 450,000 options were returned to the Company for cancellation on September 4, 2015.

The securities referenced above were offered and sold solely to “accredited investors” in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRONE AVIATION HOLDING CORP.

Date: November 16, 2015	By:	/s/ KEVIN HESS
Kevin Hess
Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)