Form 10-K
period 2015-12-31
DRONE AVIATION HOLDING CORP.
filed 2016-03-04
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

Commission File No. 333-150332

DRONE AVIATION HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	46-5538504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11651 Central Parkway #118 Jacksonville FL	32224
(Address of principal executive office)	(Zip Code)

(904) 834-4400

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2015, based on the closing sales price of the Common Stock as quoted on the OTCQX was $18,981.074.

As of March 4, 2016, there were 5,461,553 shares of registrant’s common stock outstanding.

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

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

PART I

Item 1.  Business

Organization

We are a Nevada corporation formed on April 17, 2014, as a wholly-owned subsidiary of MacroSolve, Inc., an Oklahoma corporation (“MacroSolve”). Effective April 30, 2014, MacroSolve merged with and into our Company, with our Company as the surviving entity, for purposes of moving our state of incorporation from Oklahoma to Nevada (the “Redomestication”). Any references to “Drone Aviation,” “we,” “us,” “DAC”, or the “Company” or any similar references relating to periods before the Redomestication shall be construed as references to MacroSolve, being the previous parent company of Drone Aviation.

Upon consummation of a share exchange with Drone Aviation Corp. (“Drone”) on June 3, 2014 (the “Share Exchange”), Drone became our wholly-owned subsidiary and we began a new line of business in the tethered drone space. On March 26, 2015, we filed a Plan of Merger in the State of Nevada, pursuant to which Drone was merged into our Company which is the surviving corporation.

Our principal executive offices are located at 11651 Central Parkway #118, Jacksonville, FL 32224 and our phone number is (904) 834-4400.

Corporate Structure

Our current corporate structure is set forth below:

Business Overview

We are focused on the business of the design, development, marketing and sale of lighter-than air (“LTA”) advanced aersostats, tethered drones, and land-based intelligence, surveillance and reconnaissance (“ISR”) solutions. We, through our wholly owned subsidiary, Lighter Than Air Systems Corp. (“LTAS”), which was acquired on June 3, 2014 upon consummation of a Share Exchange with Drone Aviation Corp., a wholly-owned subsidiary which was merged into Drone Aviation on March 26, 2015, are focused on the development of tethered aerostats known as the Winch Aerostat Small Platform (“WASP”) as well as certain other tethered drone products including the WATT electric tethered drone launched on March 2, 2015. The WATT is our first model of a new line of commercial-grade electric tethered drones designed to provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether.

Products

We, through our wholly owned subsidiary, LTAS, are focused on the development of tethered aerostats known as the WASP and certain other tethered drone based products, including the recently announced WATT tethered drone. The tethered aerostat system is a lighter-than-air, compact aerostat platform either self-contained on a trailer that can be towed by a Military All-Terrain Vehicle, or MATV, or Mine Resistant Ambush Protected, or MRAP, or other standard vehicle, or it can operate from the bed of a pickup truck. It is designed to provide semi-persistent, mobile, real-time day/night high definition footage for intelligence, surveillance and reconnaissance (“ISR”), detection of improvised explosive devices (“IEDs”), border security and other governmental and civilian uses. The WASP is a mobile, tactical-sized aerostat capable of carrying a variety of payloads in support of military operations. All of our products can also be utilized for disaster response missions, by supporting two-way and cellular communications, and act as a repeater or provide wireless networking.

The aerostat systems have a tethered envelope filled with helium gas, either a stabilized ISR payload or communications payload, portable ground control station and a datalink between the ground station and the envelope. Hovering at up to 2,000 ft. above the ground, the systems provide surveillance and communications capabilities with relatively low acquisition and maintenance costs.  The systems require an operational crew of a minimum of two personnel, relatively simple maintenance procedures and a quick retrieval and helium top-off for re-inflation.

The WASP is a mobile, tactical-sized aerostat capable of carrying a variety of payloads in support of military operations helping troops in the field have a tactical edge while communicating over greater distances. The WASP leverages aerostat technology to elevate network payloads to an advantaged height to enable persistent network connectivity while reducing risk to units conducting missions.

In 2014, BAE systems procured two WASP systems which were delivered to the U.S. Space and Missile Defense Command (“SMDC”). The WASP Systems provided to the SMDC/Army Forces Strategic Command participated in the U.S. Army's Network Integration Evaluation (“NIE”) 14.1 where they were a “System Under Evaluation,” meaning that they were used to test other new systems. The two WASPs returned to NIE 14.2 which took place at Fort Bliss, TX and White Sands Missile Range, NM during April and May 2014, as a “Baseline System” following their successful mission at NIE 14.1. The NIE 14.2 exercises were intended to evaluate joint force network capabilities; improve unified land operations with communications nodes based on aircraft and unmanned aerial vehicles (UAVs); integrate networking technologies into the armored brigade combat team; develop ways to deliver, collect and process integrated, multi-source intelligence to front-line warfighters; and make field command posts more mobile and efficient. The NIE 14.2 exercises also involved beyond-line-of-sight communications; expeditionary signal brigade tropospheric scatter communications; network intrusion prevention; cellular communications; electromagnetic spectrum operation; condition based maintenance; and operational energy solutions.

In 2015, the U.S. Army-owned WASP tactical aerostats also successfully completed the DoD Enterprise Challenge 2015 (“EC15”), a program created to explore how various technologies could collect, send and retrieve data from the field through a secure, interconnected network of multiple agencies, partners and organizations, providing access to real-time data and video. During EC15, the WASP systems were used to capture and relay real-time, high definition video to various handheld devices, tablet computers and other deployed systems. In September 2015, the WASP systems also took part in the latest Army NIE exercise, NIE 16.1 which focused on new technologies assessments including coalition network capabilities, expeditionary command posts, operational energy capabilities, and manned/unmanned teaming (air and ground robotics). As a result of its performance, DAC will continue to support the U.S. Army-owned WASP systems for future exercises scheduled for 2016.

On March 2, 2015 we announced that we had officially launched WATT, our first model of a new line of commercial-grade electric tethered drones designed to provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether. Our tethered electric drone product line consists of electrically powered drones connected to a ground-based software controlled winch via a safe and secure armored tether line. The concept of the tethered drone system is built on the strength of our years of developing tethered solutions for our aerostat products and combining that with the advantages of multi-rotor copters. The end result is a robust capability designed to be used in almost all weather environments and controlled with the push of a button. The initial tethered drone known as the WATT is being designed to take off, hover and land via remote control while being connected by a unique tether technology where all data, controls and endurance are built into the tether. The same components and systems that our military customers rely on in our launcher systems are being incorporated into the self-contained copter system in order to produce a heavier-than-air, tethered product offering. The WATT is a complete turnkey system that can be launched within minutes of unpacking from a standard case stored in a host vehicle. Once launched, WATT is designed to hover in a stationary position directly above its launch site at one of several preset altitudes of up to 300 ft. for up to 8 hours where a highly stabilized military-grade/broadcast quality HD video imager can provide a 360° live aerial monitoring feed directly through the tether to its host vehicle or to a network of mobile devices such as tablets or laptop computers. Compact and lightweight, the WATT system features the ability to draw power from both its host vehicle or independently provide up to 8 hours of operation through its own ground power equipment that is specially designed to be transported and deployed from commercial vehicles such as TV production trucks, first responder vehicles or even common agriculture/infrastructure equipment thanks to its standard 120v adapter.

Market

The market for our LTAS and tethered drones has grown significantly over the last several years following the recent proposed guidelines by the FAA for commercial drone use for which our tethered drone product line is designed to comply. The military has transformed into a smaller, more agile fighting force in need of a network of technologies to provide improved observation, communication and precision targeting of combat troop locations, which are often embedded in dense population centers or dispersed in remote locations.  Our products are intended to provide critical observation and communication capabilities serving the increased demand for ISR and communications, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, while reducing the risks to our troops in theatre. Finally, in a highly constrained fiscal environment, we believe the typically lower acquisition and use/maintenance costs of LTA aerostats and tethered drones make them more appealing when compared to their heavier than air manned or larger LTA unmanned system alternatives.

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

Distribution

We sell our products directly to end customers. In addition, our products are included in the GSA Schedule, which allows government customers to directly negotiate and acquire products and services from commercially-listed suppliers.

Competition

We believe that the principal competitive factors in the markets for the LTAS aerostat systems include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, size, mobility, quality, reliability, customer support, brand and reputation.

We believe the current market competitors to the WASP aerostat systems include a large number of not only small “mom and pop” tethered aerostat and balloon companies but large defense contractors, among them: TCOM, Raytheon, Lockheed Martin, ISL, ILC Dover, Compass Systems, Raven Aerostar and American Blimp Corporation.  We believe there are numerous "hobbycraft" drone companies such as DJI and Parrot offering hobby grade free flying drones for pleasure use, as well as many larger drone manufactures such as Northrup Grumman and Boeing, offering military grade free flying drones to the U.S. Government. There are very few commercial grade tethered drone competitors for our tethered drone systems which remain tethered to the ground via a high strength armored tether, but among them are Elistair located in Lyon, France and Cyphy Works Inc. located in Danvers, MA.

Many of our LTA competitors have received considerable funding from government or government-related sources to develop and build LTA aerostats.  Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do. We anticipate increasing competition as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us.  In addition, other companies may introduce competing aerostats or solutions based on alternative technologies that may adversely affect our competitive position.  As a result, our products may become less or non-competitive or obsolete.

Technology, Research and Development

We conduct the development, commercialization and construction of the WATT tethered drone and WASP aerostat systems in-house.

Our research and development efforts are largely focused on the tethered drone systems and aerostat systems.  We have developed a “non-military spec” aerostat system for use in more commercial or governmental applications that does not require the level of durability and ruggedness of the current militarized model and we continue to work on different models with different payloads for various applications.

The concept of the WATT system is built on the strength of our years of developing tethered solutions for our aerostat products combined with the advantages of rotor copters. The end result is a robust capability that is designed to be utilized in almost all weather environments and controlled with the push of a button. The DAC tethered drone is designed to take off, hover and land via remote control all while being connected by a unique tether technology where all data, controls and endurance are built into the tether. The same components and systems that our military customers rely on from our launcher systems are incorporated into the self-contained DAC tethered drone system in order to produce a unique heavier than air, tethered product offering.

For the year ended December 31, 2015, we spent $744,452, and for the year ended December 31, 2014, we spent $142,011 on research and development activities.

Partners

We are party to several agreements with partners and distributors to assist us with the marketing and sales of various products, as we currently have limited in-house sales capabilities. Current relationships include:

●	A sales and distribution partnership with U.S. government prime contractor ADS Inc.

●	Signed in March 2015, a 3 year sales, marketing and integration partnership with L3 for a “L3-Branded” WASP targeting prime contract customers.

Intellectual Property

We review each of our intellectual properties and make a determination as to the best means to protect such property, by trademark, by copyright, by patent, by trade secret, or otherwise. We believe that we have taken appropriate steps to protect our intellectual properties, based on our evaluation of the factors unique to each such property, but cannot guarantee that this is the case. The United States Patent and Trademark Office issued U.S. Patent No. 7,822,816 to MacroSolve. The patent covers certain mobile information collection systems across all wireless networks, smart phones, tablets, and rugged mobile devices, regardless of carrier and manufacturer. In September 2011, MacroSolve filed a continuation of U.S. Patent No. 7,822,816 which is assigned number 12/910,706. On March 7, 2014, the United States Patent and Trademark Office (“USPTO”) sent MacroSolve an office action related to an ex parte reexamination of the ‘816 patent which rejected all the claims in the patent. As a result of the office action, the ‘816 patent was deemed unlikely to produce future revenues.

On September 18 and 19, 2014, we filed provisional patent application numbers “62/052,289” and “62/052,946” entitled “Tethered Portable Aerial Media broadcast System” based on the tethered drone system. On September 18, 2015, we filed a utility patent application claiming a priority date of the two provisional patent applications and having application Serial Number “14858467” entitled “Apparatus and Methods for Tethered Aerial Platform and System”. On July 7, 2015 we filed a provisional patent application number “62/189,341” entitled “Apparatus, Methods and System for Tethered Aerial Platform”. Our success and ability to compete depends in part on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. As we continue the development of the tethered drone and aerostat systems, we expect that we will rely on patents, trade secrets, copyrights, trademarks, non-disclosure agreements and other contractual provisions. We have also registered the trademark Blimp in a Box.  In certain cases, when appropriate, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection in order to preserve confidentiality.  All of our employees are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights.

Dependence on a Few Customers and Regulatory Matters

We believe there is a large, growing market for our commercial tethered drones internationally as well as in the U.S. With the recent proposed guidelines for commercial drone use in the U.S. by the FAA, we anticipate a growing U.S. market for commercial drone applications that our tethered drones can serve. Until the FAA officially adopts and publishes these guidelines, we are restricted to operating our tethered drones in the National Air Space (NAS) under either FAA granted exemptions or Certificate of Authorizations. We are currently engaged with commercial and research organizations in order to determine how our tethered drones can be operated under FAA exemptions or COA's until the FAA formally adopts a policy for commercial drone use in the NAS. We are currently evaluating various international markets where the FAA does not control the airspace where our tethered drones can potentially be operated by potential customers. We anticipate that the majority of our LTA based revenue at least in the foreseeable future will come from U.S. government and government-related entities, including both the DoD and other departments and agencies.  Government programs that we may seek to participate in must compete with other programs for consideration during Congress’s budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

We have registered as a contractor with the U.S. Government and are required to comply with and will be affected by laws and regulations relating to the award, administration and performance of U.S. contracts.  Government contract laws and regulations affect how we will do business with customers, and in some instances, will impose added costs on our business.  A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts or the inability to bid on future contracts.

Since our LTA systems are tethered to the ground they are required to comply with regulations enforced by the FAA, which currently does not allow any commercial untethered flights by free flying drones in commercial airspace in the U.S. without prior FAA clearance certifications or an FAA Certificate of Waiver or Authorization (COA) that are difficult and time-consuming to obtain.

International sales of our products may also be subject to U.S. laws, regulations and policies like the United States Department of State restrictions on the transfer of technology, International Traffic in Arms Regulations (ITAR) and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities.   This may limit our ability to sell our products abroad and the failure to comply with any of these regulations could adversely affect our ability to conduct business and generate revenues as well as increase our operating costs.  Our products may also be subject to regulation by the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate wireless communications.

Sources and Availability of Components

Certain materials and equipment for our products are custom made for those products and are available only from either a single or limited number of suppliers. Failure of a supplier could cause delays in delivery of the products if another supplier cannot promptly be found or if the quality of such replacement supplier’s components is inferior or unacceptable.

Employees

We have four full-time employees and two part-time consultants that comprise our executive management and accounting team. LTAS has five full-time and fourteen part-time employees. We have no labor union contracts and believe relations with our employees are satisfactory.

Recent Developments

☐	On February 2, 2016, we announced a follow-up order from the United States Environmental Protection Agency (EPA) for an aerostat and related airborne equipment and operator training.

☐	On January 25, 2015, we announced a partnership for sales, operating, training and support of the WATT-200 tethered drone with Measure UAS, Inc. Measure has been granted a 333 exemption by the Federal Aviation Administration (FAA) to operate the WATT-200 for their Drone as a Service operations.

☐	On January 11, 2016 we announced a joint sales partnership with Skyfire Consulting, a drone services and consulting company serving first responders nationwide. The companies presented the WATT line of tethered drones at the annual Fire-Rescue East 2016 Conference in Daytona Beach, Florida in January 2016.

☐	On January 6, 2016 our common stock commenced trading on the OTCQX Market.

☐	On July 20, 2015, we closed an asset purchase agreement for the purchase of substantially all the assets of Adaptive Flight, Inc., (“AFI”). The Asset Purchase Agreement was entered into by and among the Company, AFI, the shareholders of AFI, and Drone AFS Corp., a Nevada corporation formed by the Company for the purpose of effecting the asset purchase. AFI was in the business of designing and developing flight control systems for unmanned aerial vehicles. Among the assets we acquired are commercial software licenses for the “GUST” (Georgia Tech UAV Simulation Tool) autopilot system, and other transferable licenses which include flight simulation and fault tolerant flight control algorithms.

☐	In July, 2015, the U.S. Army-owned WASP tactical aerostats successfully completed the DoD Enterprise Challenge 2015 (“EC15”) providing real-time situational awareness to participating ground forces and personnel. As a result of its performance, DAC will continue to support the U.S. Army-owned WASP systems for future exercises scheduled for 2016. The Enterprise Challenge program was created to explore how various technologies could collect, send and retrieve data from the field through a secure, interconnected network of multiple agencies, partners and organizations, providing access to real-time data and video. The WASP systems were used to capture and relay real-time, high definition video to various handheld devices, tablet computers and other deployed systems.

☐

We provided two WASP systems and six aerostats in 2013 to BAE Systems to support the U.S. Army Space and Missile Defense Command (SMDC). We delivered self-contained, compact, trailer-mounted aerostat launcher system and aerostats, which are undergoing testing and evaluation for various mission profiles to support and enhance critical communications for the Army. In 2015 we were contracted for parts and services related to enhancing and supporting these two WASP systems owned and operated by the SMDC. The upgrades and services were designed to expand the payload weight capability of the WASP systems in order to integrate specialized wireless electronics, advanced optics and a communication package provided by L-3 Communications Systems-West.

In June 2015, we formed a working group with L-3 CS-West to form a technical integration plan of their technology into the WASP and jointly market the integrated solutions. The group will focus on upgrading the WASP system through the integration of electro-optical and infrared (EO/IR) imaging tactical surveillance system coupled to an L-3 CS-West communications package, which will provide secure high-definition video imagery to ground-based devices such as L-3’s Remote Operations Video Enhanced Receiver (ROVER).

☐	In August 2015, we provided the Unites States Environmental Protection Agency (EPA) with customized winch systems and related equipment for use at the Agency’s National Risk Management Research Laboratory (NRMRL) as part of the EQA’s on-going emission sampling program utilizing tethered aerostats.

☐	In October 2015, we provided two customized WASP systems to specialized defense contractor Troll Systems, jointly working with Troll to integrate the L-3 Wescam MX-10 advanced optical sensor system into the WASP platform for an international customer.

Item 1A.  Risk Factors

Investors should carefully consider the risks described below as well as other information provided in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company’s common stock could decline and investors may lose all or part of their investment as a result of these risks.

Risks Related to Our Business and Industry

Product development is a long, expensive and uncertain process.

The development of LTAS aerostats and tethered drones ISR systems is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment.  We continue to make significant investments in research and development relating to our aerostats ISR systems, and tethered powered drones.  Investments in new technology and processes are inherently speculative. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

Successful technical development of our products does not guarantee successful commercialization.

Even if we successfully complete the technical development for one or all of our product development programs, we may still fail to develop a commercially successful product for a number of reasons, including among others the following:

●	failure to obtain the required regulatory approvals for their use;

●	prohibitive production costs;

●	competing products;

●	lack of innovation of the product;

●	ineffective distribution and marketing;

●	lack of sufficient cooperation from our partners; and

●	demonstrations of the products not aligning with or meeting customer needs.

Although we have sold our WASP aerostat systems and various other aerostat ISR systems and components, our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities.  Upon demonstration, our aerostats, tethered drones ISR systems may not have the capabilities they were designed to have or that we believed they would have.  Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing products may prevent us from gaining wide market acceptance of our products.  We may not achieve significant revenue from new product investments for a number of years, if at all.

Our potential customers are likely to be government or government-related entities that are subject to appropriations by Congress and reduced funding for defense procurement and research and development programs would likely adversely impact our ability to generate revenues.

We anticipate that the majority of our revenue (for our aerostats and tethered drone sales) at least in the foreseeable future will come from U.S. government and government-related entities, including both the Department of Defense (“DoD”) and other departments and agencies.  Government programs that we may seek to participate in and contracts for aerostats or tethered drones must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense, communications and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

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

We do not believe our product technologies infringe the proprietary rights of any third party, but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us.  It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties.  If we are required to obtain licenses to use any third party technology, we would have to pay royalties, which may significantly reduce any profit on our products.  In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities.  If any of our products are found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and sell products where insurance or indemnification may not be available, including:

●	Designing and developing products using advanced and unproven technologies and aerostats and tethered drones in intelligence and homeland security applications that are intended to operate in high demand, high risk situations; and

●	Designing and developing products to collect, distribute and analyze various types of information.

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

Our revenues and operating results depend on the overall demand for our technologies and services. If the U.S. and worldwide economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, shifts in market demand for our services, actions by competitors, etc.), we may not be able to maintain or expand the growth of our revenue.

We have experienced losses which may continue and which may negatively impact our ability to achieve our business objectives.

We incurred a net loss of $8,975,862 for the year ended December 31, 2015 and we experienced negative cash flow from operations. We can provide no assurance that we can achieve profitability or sustain cash flow positive operations on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding when needed, our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

Although we believe we not currently require additional funds to sustain our operations and institute our business plan, we have historically required additional funds to continue operations and may again in the future.  We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all, if needed. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to conduct business operations. If we are unable to obtain additional financing to finance a revised growth plan, we will likely be required to curtail such plans or cease our business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

We are currently seeking patent protection for the WATT system. On September 18 and 19, 2014, we filed provisional patent application numbers “62/052,289” and “62/052,946” entitled “Tethered Portable Aerial Media broadcast System” based on the tethered drone system. On September 18, 2015, we filed a utility patent application claiming a priority date of the two provisional patent applications and having application Serial Number “14858467” entitled “Apparatus and Methods for Tethered Aerial Platform and System”. On July 7, 2015 we filed a provisional patent application number “62/189,341” entitled “Apparatus, Methods and System for Tethered Aerial Platform”. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our technologies by obtaining and enforcing patents. These risks and uncertainties include the following: patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage; our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and license our technologies either in the United States or in international markets; there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for technologies that prove successful as a matter of public policy regarding security concerns; countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent or narrow our patents. Third parties may also independently develop technologies similar to ours or design around any patents on our technologies.

In addition, the PTO and patent offices in other jurisdictions have often required that patent applications concerning software inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

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

Patent protection and other intellectual property protection are crucial to the success of our business and prospects, and there is a substantial risk that such protections will prove inadequate.

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

Our common stock is quoted on the OTCQX under the symbol “DRNE”. However, this is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The NASDAQ Capital Market or other national securities exchanges. These factors may have an adverse impact on the trading and price of our common stock.

Sales of substantial amounts of our common stock in the public market could harm the market price of our common stock.

The sale of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our shares.  As of March 4, 2016, we had approximately 6,400 registered stockholders and many more beneficial holders, most of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus hold freely tradable shares.  The shares issued pursuant to conversions under our Series A, B, B-1, D, E, F and G Preferred Stock on November 20, 2015 and January 12, 2016 are either immediately freely tradable pursuant to Rule 144 promulgated pursuant to the Securities Act, or subject to a 180 day lock-up agreements. If such shares are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of these shares of common stock could impair our ability to raise capital in the near term.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit stockholders’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We maintain our mailing address at 11651 Central Parkway #118, Jacksonville, Florida 32224 which is also our primary physical location. Several of our management employees work remotely. We have entered into a 60 month operating lease for 5,533 square feet of office and manufacturing space at 11651 Central Parkway #118, Jacksonville, Florida 32224. The lease commenced February 1, 2015 and we took occupancy in June 2015. We also lease an executive office in Aventura, Florida for an executive on a month-to-month basis.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are currently party to the following material legal proceedings:

MacroSolve, Inc. v Newegg Inc. (U.S.D.C. E.D. TX) case No. 6:12-cv-46-MSS-KNM

On January 30, 2012, MacroSolve, Inc. filed suit against Newegg, Inc. in the United States District Court Eastern District of Texas alleging infringement of one or more claims of United States Patent #7,822,816. On March 7, 2014, the United States Patent and Trademark Office (“USPTO”) sent MacroSolve, Inc. an office action related to an ex parte reexamination of the ‘816 patent, which rejected all the claims in the patent (the “USPTO Office Action”). As a result of the USPTO Office Action, on March 31, 2014, the Company dismissed its patent enforcement case against Newegg Inc. with prejudice. On April 6, 2015, the court denied the motion by Newegg for recovery of defendant legal fees of approximately $400,000 from the Company. On April 24, 2015, Newegg filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On August 19, 2015, the Company filed a Brief of Appellee MacroSolve, Inc. with the United States Court of Appeals for the Federal Circuit and on September 8, 2015, Newegg filed a Reply Brief. Oral arguments occurred on February 1, 2016. The Federal Circuit decision affirming the district court’s denial of fees came down on February 9, 2016 in the form of a Rule 36 (‘summary affirmance”) per curiam decision. Newegg has ninety days to file a petition for the U.S. Supreme Court to review. The Company has prevailed in this matter but should the case be accepted by the Supreme Court and the Company not prevail in that venue, the judgment would be borne by the former MacroSolve directors who sold their loans on April 17, 2014.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock has been quoted on the OTCQX under the ticker symbol “DRNE” since January 6, 2016, and previously was quoted on the OTCQB under the ticker symbol “DRNE” and the OTC Pink under the ticker symbol MCVE.

The following sets forth the range of the bid prices for our common stock for the quarters for the prior two fiscal years. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, markdowns or commissions. Such prices were determined from information provided by a majority of the market makers for the Company’s common stock.

	2015		2014
	Sales Price		Sales Price
	High	Low	High	Low
Quarter Ended
March 31	$24.00	$9.20	$ N/A	$ N/A
June 30	14.40	8.40	43.60	$26.00
September 30	11.60	6.00	52.00	$14.80
December 31	6.80	3.12	17.60	$6.00

Holders

As of March 4, 2016, there were 115 stockholders of record and approximately 6,400 beneficial holders of the Company’s common stock.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	120,000	$5.00	130,000
Equity compensation plans not approved by security holders	287,500	6.63	0
Total	407,500	$6.19	130,000

Recent Sales of Unregistered Securities

The Company has previously disclosed all recent sales of unregistered securities on Current Reports on Form 8-K. There have been no recent sales of unregistered securities that have not been previously disclosed.

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

Business Overview

For this information please see Part 1, Item 1 “Business.”

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 (all references are to fiscal years).

Total Net Revenues: Total net revenues decreased approximately $386,000, or 45.0%, to approximately $472,000 in 2015 from approximately $858,000 for 2014. Sources of revenue in 2015 were derived primarily from small aerostat systems. Sources of revenue in 2014 included several large aerostat systems, cameras and accessories.

Cost of Revenues and Gross Profit:  Cost of revenues for 2015 decreased approximately $392,000, or 58.1%, from approximately $675,000 in 2014 to approximately $283,000 in 2015, primarily consisting of materials, parts and labor associated with the sale of small aerostat systems. The resulting gross profit for 2015 of approximately $190,000 was a decrease of approximately $7,000, or 3.6% from the gross profit for 2014 of approximately $183,000 in line with the lower net revenue. Gross profit margins were 40% and 21% for 2015 and 2014, respectively. The cameras sold in 2014 were low margin which contributed to the lower gross profit margin in the prior year.

General and Administrative Expenses: General and administrative expenses increased by approximately $7,259,000, or 381%, to approximately $9,164,000 in 2015 from approximately $1,905,000 in 2014.   The Company put an executive management team in place following the June 3, 2014 business combination and reverse merger discussed above which represents approximately $766,000 of the 2015 expenses. Management also received equity awards, including stock and options, valued at approximately $5,318,000 in non-cash expense. The Company incurred approximately $381,000 in financial advisory and investor relations expenses in 2015, including a placement agent warrant valued at $246,000 issued in association with the common stock sold in 2015. The Company paid its directors a total of $281,000, including $123,500 in non-cash equity. The Company established a Strategic Advisory Board in August 2014. The advisors were compensated with stock at the end of their first year of service and $213,000 non-cash pro-rata expense has been recorded in 2015. Legal expense was approximately $187,000 primarily related to the general corporate and securities matters, fundraising, and AFI asset acquisition. Research and development costs of approximately $744,000 were incurred in 2015, primarily related to the WATT tethered drone system. The Company invested approximately $210,000 in marketing and promotions, approximately $85,000 in occupancy costs, approximately $75,000 in accounting fees and approximately $136,000 in travel and related costs. The Company recorded $161,500 in expense related to the contingent liability associated with the possible issuance of additional stock in connection with the AFI asset acquisition.

Loss from Operations: Loss from operations for 2015 of approximately $8,974,000 was an increase of approximately $7,252,000 or (421) % over the loss from operations in 2014 of approximately $1,722,000, which resulted primarily due to the increase in G&A expenses of approximately $7,259,000.

Other Income and Expense: Total other expenses of approximately $2,000 in 2015 were approximately $399,000 or 99.6 % less than the total other expense of approximately $401,000 in 2014.  This decrease is primarily due to a $351,000 non-cash expense for derivative accounting under ASC 815-15 “Derivative and Hedging” and $43,000 loss on sale of securities held for resale which occurred in 2014.

Net Loss: Net loss of approximately $8,976,000 in 2015 was approximately $6,852,000 or (322.7)% greater than the net loss in 2014 of approximately $2,123,000 primarily due to the factors previously discussed.

There was no provision for income taxes for the fiscal years ended 2015 and 2014 due to a valuation allowance of $1,434,996 and $497,501 recorded for the years ended December 31, 2015 and 2014 on the total tax provision, as we believed that it is more likely than not that the tax asset will not be utilized during the next year.

Liquidity and Capital Resources

As of December 31, 2015, the Company had total current assets of approximately $2,917,000 and total current liabilities of approximately $366,000 for working capital of approximately $2,551,000. As of December 31, 2015, the Company had cash and cash equivalents of approximately $2,660,000 and an accumulated deficit of approximately $11,139,000 since operations commenced in 2014.

Although there was a net loss of $8,975,862 in 2015, the Company's independent registered public accounting firm's audit report for the year ended December 31, 2015, included herein, did not contain a qualified opinion or an explanatory paragraph regarding the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to create and market innovative services and to sustain adequate working capital to finance its operations.

We have historically financed our operations through operating revenues and sales of equity securities to accredited investors.    While we currently believe we have sufficient capital to continue our operations for the next 12 months, we may incur greater expenses than we currently anticipate.  As a result, we could deplete our cash and working capital more rapidly than expected, which could result in our need to raise additional working capital through sale of equity securities or debt financing.

Sources and Uses of Cash

	Years Ended Dec 31,
	2015	2014

Cash flows (used in) operating activities	$(2,865,685)	$(1,302,279)
Cash flows (used in) provided by investing activities	(329,227)	1,529,098
Cash flows provided by financing activities	4,484,750	1,143,077
Net increase in cash and cash equivalents	$1,289,838	$1,369,896

Operating Activities:

Net cash used in operating activities during the year ended December 31, 2015 was approximately $2,866,000, which was a decrease in operating cash flow of approximately $1,563,000 or (120.1) % from approximately $1,302,000 net cash used in operating activities during the year ended December 31, 2014. The 2015 net loss of approximately $8,976,000 was $6,852,000 greater than the 2014 loss of approximately $2,123,000. $5,593,000 of the increase is related to the increase in non-cash stock based compensation to $5,935,000 in 2015 from $342,000 in 2014. Research and development costs increased $602,000 in 2015 to $744,000 from $142,000 in 2014. Amortization expense increased $72,000 in 2015 to $104,000 from $32,000 in 2014 primarily due to expensing the remaining balance of the customer list acquired in June 2014.

Investing Activities:

Net cash used in investing activities during the year ended December 31, 2015 was approximately $329,000, which was a decrease of approximately $1,858,000 or (121.5) % from approximately $1,529,000 net cash provided in investing activities during the year ended December 31, 2014. In 2015, the Company purchased approximately $129,000 in furniture and equipment and expended $200,000 on the AFI asset acquisition. In 2014, the Company recognized approximately $1,693,000 cash from the reverse merger and $169,000 cash from sale of available-for-sale securities and spent approximately $28,000 on furniture and equipment.

Financing Activities:

Net cash provided by financing activities was approximately $4,485,000 in 2015 compared with approximately $1,143,000 cash provided by financing activities for the same period in 2014, an increase of approximately $3,3342,000 or 292.3%.  In 2015, the Company received approximately $3,485,000 cash proceeds from the sale of common stock for cash as well as $1,000,000 cash proceeds from the sale of Series G preferred stock.

During 2015, the Company experienced negative cash flow from operations. Significant negative cash flow from operations is likely to occur in 2016 as the Company continues development of the WATT family of tethered drone products, followed by commercialization. Although we currently have adequate funds to sustain our operations in the near term, we may require additional funds to continue operations depending upon the level of interest in the Company’s new and existing product offerings. We have no current plans to raise additional funds; however, if we need to raise additional funds through the issuance of equity, equity-related or convertible debt securities in the future, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. The issuance of additional common stock may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.  Historically, we have financed our cash needs by private placements of our securities. There is no assurance that we will be able to obtain financing on terms consistent with our past financings or satisfactory to us, if at all.

As of December 31, 2015, the Company has common stock outstanding as well as Convertible Preferred Stock Series A, C, D, F and G and we have $110,000 in debt that consists of a note from the Oklahoma Technology Commercialization Center which relates to the former MacroSolve business and is under review.

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

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of tethered aerostats, accessories, spare parts and delivery and installation of aerostats.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At December 31, 2015 and 2014, the Company deems $0 and $0 as uncollectible, respectively.

Revenue Recognition and Unearned Income:

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. We record unearned revenue as a liability and their associated costs of sales as work in process inventory. In 2015, the Company recognized $7,896 in revenue from a 2014 sale that was delivered in 2015. There is a balance of $83,288 in accounts receivable at December 31, 2015 for sales on account.

Long-Lived Assets:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company acquired the LTAS customer list in 2014. The fair value of the customer list was determined by using a discounted cash flow model and $135,550 was recorded on the date of business combination The Company recorded $31,941 of amortization expense for the year ended December 31, 2014 leaving a remaining carrying amount of $103,609. The Company recorded another $37,935 amortization expense for the year ended December 31, 2015. After comparing the acquired customer list to the actual customers who placed orders following the acquisition of LTAS, the Company determined that the customer list was impaired at December 31, 2015 and amortized the remaining balance of $65,674 in 2015.

On July 20, 2015, the Company, through its wholly-owned subsidiary Drone AFS Corp., a Nevada corporation formed July 9, 2015, entered into an agreement to acquire exclusive commercial software licenses for the “GUST” (Georgia Tech UAV Simulation Tool) autopilot system from Adaptive Flight, Inc. Through the purchase of the assets of privately held Adaptive Flight Inc. (AFI), the Company is assuming the transferable licenses from the Georgia Tech Research Corporation which include flight simulation tools and fault tolerant flight control algorithms. In addition, the company acquired AFI’s dedicated flight computer and additional related hardware and airframes. The Company paid $100,000 in immediately available funds and $100,000 to be held in escrow. In addition, the Company issued 150,000 shares of unregistered common stock valued at $8.40 per share, on a post-reverse split basis, on the date of agreement, to be held in escrow. The asset acquisition did not qualify as a business combination under ASC 805-10 and has been accounted for as a regular asset purchase.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements, together with the independent registered public accounting firm’s report of MaloneBailey LLP, begin on page F-1, immediately after the signature page.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Based on that assessment, our management has determined that as of December 31, 2015, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended. Specifically, management’s evaluation was based on the following material weaknesses which existed as of December 31, 2015:

(1)   Financial Reporting Systems:  The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, adjustments were required in order to produce financial statements for external reporting purposes.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

NAME	AGE	TITLE
Kevin Hess	49	Chief Executive Officer and Director
Felicia Hess	47	Chief Operating Officer
Daniyel Erdberg	37	President
Kendall Carpenter	59	Chief Financial Officer Executive Vice President, Secretary and Treasurer
Jay H. Nussbaum	71	Chairman of the Board of Directors
Wayne Jackson	85	Director and Chairman of the Compensation Committee
Michael Haas	29	Director and Chairman of the Audit Committee

Executive Biographies:

Kevin Hess, 49, was appointed our Chief Executive Officer and one of our directors on October 2, 2015. Mr. Hess has 20 years of technology experience comprising electronic systems design for DoD programs, image processing and analytics for companies such as Hughes, Kodak and Dainippon. Mr. Hess has been integrally involved with Lighter Than Air Systems Corp. as an engineer and consultant since its founding in 2009, overseeing the development of its proprietary aerostat and drone products. Mr. Hess has also been a principle in Aerial Products Corp., an aerial surveillance solutions provider. As an IT executive at Fortune 250 companies, Mr. Hess has performed lead roles in software development, application architecture, mission-critical infrastructure, and multi-million dollar project sponsorship and oversight. Mr. Hess continues to leverage his background and education in computer science, having attended the Harvard Business School residence PMD program to further his strong track record of technology innovation and financial management. Mr. Hess brings his unique talents to the design, manufacturing and support of the Company's solutions. Mr. Hess is married to Felicia Hess. Mr. Hess’s technology industry experience qualifies him to serve on the board of directors.

Felicia Hess, 47, was appointed our Chief Executive Officer and one of our directors upon the closing of the Share Exchange on June 3, 2014.  She resigned those positions on October 2, 2015 and was appointed Chief Operating Officer that same day. Ms. Hess served as a director of World Surveillance Group Inc. (“WSGI”), a developer of lighter-than-air aerostats and unmanned aerial systems, from March 2013 through May 2014. In addition, Ms. Hess was the President and a Director of Lighter Than Air Systems Corp., a wholly owned subsidiary of World Surveillance Group Inc. (“WSGI”), specializing in advanced custom designed intelligence, reconnaissance and surveillance (“ISR”) solutions from March 2013 to May 2014 when Drone acquired LTAS and Ms. Hess remained the President of LTAS following such acquisition. Ms. Hess was the President of LTAS since its inception in September 2009. From 2007-2009, Ms. Hess served as Director of Marketing and Business Development for Aerial Products Corp., an aerial surveillance solutions provider. Prior to that Ms. Hess served as Vice President in financial services marketing and membership services at Cendant Corp., where she integrated financial software to further web site development and customer acquisition for some of the nation’s largest financial institutions.

Daniyel Erdberg, 37, was appointed our Chief Operating Officer upon the closing of the Share Exchange on June 3, 2014. He resigned that position on October 2, 2015 and was appointed President that same day. Mr. Erdberg served as Director of Business Development at WSGI, a developer of lighter-than-air aerostats and unmanned aerial systems, from 2010 through May 2014 where he worked with LTAS, a wholly owned subsidiary of WSGI, specializing in advanced custom designed IRS solutions.  Mr. Erdberg successfully worked with LTAS's aerial surveillance solutions for various government and commercial customers. Over the past 13 years, Mr. Erdberg has been involved in operations of companies involved in various sectors of technology including software development, telecommunications, wireless networking and unmanned aerial systems. Mr. Erdberg graduated from Florida International University with a Bachelors of Administration in International Business.

Kendall W. Carpenter, CPA, CGMA, CMA, 59, joined MacroSolve in 2006 as Controller. She was promoted to Executive Vice President and Chief Financial Officer in 2008 and transitioned to Drone Aviation in 2014. Ms. Carpenter is also the Corporate Secretary and Treasurer. Ms. Carpenter’s previous experience includes Division Controller with Allied Waste Industries (AW), over 10 years’ experience as top financial officer of an enterprise software company with an international customer base and over 8 years’ public accounting experience. Ms. Carpenter graduated with a Bachelor of Science degree in Accounting from Oklahoma State University and has earned the professional designations of Certified Public Accountant, Chartered Global Management Accountant and Certified Management Accountant.

Jay H. Nussbaum, 71, joined our Board of Directors on June 1, 2015. He has extensive executive experience and expertise in government and commercial sales and management. Mr. Nussbaum is the Founder of Agilex Technologies, Inc. and served as its Vice Chairman and Chief Operating Officer from 2006 to March 2015, when it was acquired by Accenture Federal Services, a provider of mission and technology solutions to the national security, healthcare and public sectors of the U.S. government. He previously served as Executive Vice President of Oracle Service Industries (“Oracle”), under Oracle's Chairman and CEO Larry Ellison, where he oversaw Government, Education, Health, Communications, Utilities and Financial Services operations. He also served as Global Head of Sales, Marketing and Business Development for Citigroup Global Transaction Services, and as President of Integrated Systems Operation at Xerox Corp. Mr. Nussbaum has been a Director of Grand Slam Acquisition Corp. since October 24, 2007, an Independent Director of Victory Acquisition Corp. since January 12, 2007 and a Director at Agilex Technologies, Inc. since 2006. Mr. Nussbaum’s government and commercial sales and management experience qualifies him to serve on the board of directors.

Wayne Jackson, 85, was appointed our Chairman of the Board of Directors upon closing of the Share Exchange on June 3, 2014. General Jackson served as a Director of World Surveillance Group Inc., a developer of lighter-than-air aerostats and unmanned aerial systems from April 2009 until February 6, 2015. General Jackson had a 37-year career with the United States Army, Air Force and Navy, retiring from active duty in 1984. During his military career, General Jackson served in various overseas theaters of operations and in a variety of assignments. He commanded Aviation, Civil Affairs, Infantry, Military Intelligence, Signal Corps and Special Forces units, as well as holding two General Office Commands and a position as the Director of Counterintelligence and Security, Headquarters Department of the Army. In addition, General Jackson also served as Chief, Division of Probation Administrative Office of the United States Court, Washington, D.C. General Jackson has been awarded the Parachute Badge, the Expert Infantry Badge and the Master Aviator Badge. His decorations include the Distinguished Service Medal, the Meritorious Service Medal, the Army Commendation Medal and several other military awards and decorations. General Jackson has remained an active member of the defense and intelligence communities and contributes military experience relevant to our products and target customers. For these reasons, we believe General Jackson has the requisite set of skills and experience to serve as a valuable member of our board of directors and its committees on which he serves.

Michael Haas, 29, Michael Haas served as our interim President from April 17, 2014 until June 3, 2014 and has served as a member of our Board of Directors since April 17, 2014. Since April 2010, Mr. Haas has been the Assistant Vice President of Morningstar, Inc., in Horsham, Pennsylvania.  Between 2007 and 2010, Mr. Haas was an Associate at KPMG, LLP in Philadelphia, Pennsylvania.  Mr. Haas received his Bachelor of Science Degree in Finance from Villanova University in 2007. Mr. Haas was chosen to be a member of our Board of Directors based on his general corporate knowledge and experience.

Family Relationships

Our CEO, Kevin Hess, is married to Felicia Hess, who is employed as the Chief Operating Officer for our Company.

Meetings of the Board of Directors

During the fiscal year ended December 31, 2015, our board of directors held eleven (11) meetings and approved certain actions by unanimous written consent. The board as a whole carries out the functions of the nominating committee.  We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

Board Committees

Effective January 28, 2015, we have two board committees, the audit and compensation committees. The board as a whole carries out the functions of the nominating committee, and such “independent director” determination has been made pursuant to the committee independence standards.

Audit Committee

The Board of Directors has adopted a written charter for the Audit Committee. Our Audit Committee is responsible for (1) the integrity of our financial reporting process, systems of internal controls and financial statements and reports; (2) the compliance by us with legal and regulatory requirements; (3) the appointment, compensation and oversight of our independent auditor for the purpose of preparing or issuing an audit report or related work.  The Audit Committee is comprised of Chairman Mike Haas, Jay Nussbaum and General Wayne Jackson. Mr. Haas is our audit committee financial expert.

Compensation Committee

Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. Our Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs and monitoring of compliance with the legal prohibition on loans to our directors and executive officers. The Compensation Committee is comprised of Chairman Wayne Jackson, Jay Nussbaum and Michael Haas.

Involvement in Certain Legal Proceedings

On January 30, 2012, MacroSolve, Inc. filed suit against Newegg, Inc. in the United States District Court Eastern District of Texas alleging infringement of one or more claims of United States Patent #7,822,816. On March 7, 2014, the United States Patent and Trademark Office (“USPTO”) sent MacroSolve, Inc. an office action related to an ex parte reexamination of the ‘816 patent, which rejected all the claims in the patent (the “USPTO Office Action”). As a result of the USPTO Office Action, on March 31, 2014, the Company dismissed its patent enforcement case against Newegg Inc. with prejudice. On April 6, 2015, the court denied the motion by Newegg for recovery of defendant legal fees of approximately $400,000 from the Company. On April 24, 2015, Newegg filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On August 19, 2015, the Company filed a Brief of Appellee MacroSolve, Inc. with the United States Court of Appeals for the Federal Circuit and on September 8, 2015, Newegg filed a Reply Brief. Oral arguments occurred on February 1, 2016. The Federal Circuit decision affirming the district court’s denial of fees came down on February 9, 2016 in the form of a Rule 36 (‘summary affirmance”) per curiam decision. Newegg has ninety days to file a petition for the U.S. Supreme Court to review. The Company has prevailed in this matter but should the case be accepted by the Supreme Court and the Company not prevail in that venue, the judgment would be borne by the former MacroSolve directors who sold their loans on April 17, 2014.

Except as disclosed above, there are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries

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

Board Leadership Structure and Role in Risk Oversight

Since the consummation of the share exchange in June 2014, we have separated the roles of Chairman of the Board and Chief Executive Officer. Although the separation of roles has been appropriate for us during that time period, in the view of the Board of Directors, the advisability of the separation of these roles depends upon the specific circumstances and dynamics of our leadership.

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

Section 16(a) Beneficial Owner Reporting Compliance

Because we do not have a class of securities registered under Section 12 of the Exchange Act, our executive officers and directors and persons who own more than 10% of our common stock are not required to file reports pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to all its directors, officers (including its chief executive officer, chief financial officer and any person performing similar functions) and employees. The Company has made its Code of Conduct available on its website at ir/droneaviationcorp.com.

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company’s Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(7)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James McGill,	2014	15,833	50,000	35,500	0	0	0	0	101,333
Chief Executive Officer, President and Director (1)

Kevin Hess,	2015	144,167	100,000	0	769,308	0	0	1,370	1,014,845
Chief Executive Officer and Director (2)	2014	70,000	40,000	0	0	0	0	0	110,000

Kendall Carpenter,	2015	143,333	15,000	167,900	256,436	0	0	0	582,669
Executive Vice President, Chief Financial Officer and Secretary (3)	2014	150,000	50,000	0	0	0	0	0	222,500

Felicia Hess,	2015	150,000	15,000	587,650	741,087	0	0	11,123	1,504,860
Chief Operating Officer (4)	2014	87,500	25,000	0	0	0	0	23,650	136,150

Daniyel Erdberg,	2015	140,000	100,000	587,650	755,198	0	0	500	1,583,348
President (5)	2014	81,666	49,000	0	0	0	0	0	130,666

(1)	For services valued at $35,500 in 2014, Mr. McGill received 63,828 shares of restricted stock valued at $0.01 upon vesting of restricted stock awards. On April 17, 2014, Mr. McGill resigned as Chief Executive Officer, President and a director of the Company and forfeited his vested and unvested options.

(2)	Mr. Hess because Chief Executive Officer and Director on October 2, 2015. He previously served as Director of Engineering. For services in 2015, Mr. Hess received a fully-vested option under the 2015 Stock Option Plan to acquire 15,000 shares of common stock at a strike price of $5.00. Mr. Hess also received a fully-vested option in 2015 to acquire 75,000 shares of common stock at a strike price of $6.00 per share. These options expire between May and December, 2018. Mr. Hess recognized additional compensation of $1,370 in 2015 for personal use of company vehicle, grossed up for taxes.

(3)	For services in 2015, Mrs. Carpenter received a fully-vested option under the 2015 Stock Option Plan to acquire 5,000 shares of common stock at a strike price of $5.00. Mrs. Carpenter also received a fully-vested option in 2015 to acquire 25,000 shares of common stock at a strike price of $6.00 per share. These options expire between May and December, 2018. For services in 2015, Mrs. Carpenter received 25,000 shares of common stock subject to performance-based vesting. The shares were valued at $6.72 per share on the date of grant. On April 16, 2014, Ms. Carpenter forfeited her vested and unvested MacroSolve options.

(4)	For services in 2015, Mrs. Hess received a fully-vested option under the 2015 Stock Option Plan to acquire 5,000 shares of common stock at a strike price of $5.00. Mrs. Hess also received a fully-vested option in 2015 to acquire 75,000 shares of common stock at a strike price of $6.00 per share. These options expire between May and December, 2018. For services in 2015, Mrs. Hess received 87,500 shares of common stock subject to performance-based vesting. The shares were valued at $6.72 per share on the date of grant. Mrs. Hess was appointed as Chief Executive Officer and director of the Company on June 3, 3014. On October 2, 2015, Mrs. Hess resigned as COO and director and was appointed Chief Operating Officer. Mrs. Hess served as President of related party Lighter Than Air Systems through June 3, 2014. Mrs. Hess recognized additional compensation of $11,123 and $23,650 in 2015 and 2014, respectively, for personal use of company vehicle, grossed up for taxes.

(5)	For services in 2015, Mr. Erdberg received a fully-vested option under the 2015 Stock Option Plan to acquire 10,000 shares of common stock at a strike price of $5.00. Mr. Erdberg also received a fully-vested option in 2015 to acquire 75,000 shares of common stock at a strike price of $6.00 per share. These options expire between May and December, 2018. For services in 2015, Mr. Edberg received 87,500 shares of common stock subject to performance-based vesting. The shares were valued at $6.72 per share on the date of grant. Mr. Erdberg also received a $500 car allowance in December, 2015.

(6)	In accordance with FASB ASC Topic 718, options granted and vested in 2015 were expensed at $2,822,132.

(7)	Fair market value of stock awards based on the market closing price on the date of grant.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Kevin Hess Employment Agreement.  On May 18, 2015, we entered into an employment agreement with Kevin Hess (the “Hess Employment Agreement”), whereby Mr. Hess agreed to serve as our Director of Engineering for a period of two (2) years, subject to renewal, in consideration for an annual salary of $130,000.  Additionally, Mr. Hess is eligible for an annual cash bonus in an amount equal to up to one hundred percent (100%) of his then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Mr. Hess shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as our Compensation Committee or, in the absence thereof, our Board of Directors may from time to time determine and shall be entitled to participate in all benefits plans we provide to our senior executives.  Mr. Hess is also entitled to the use of a company-owned vehicle. We shall reimburse Mr. Hess for all reasonable expenses incurred in the course of his employment.  In the event Mr. Hess’ employment is terminated without Cause or by Mr. Hess with Good Reason (as such terms are defined in the Hess Employment Agreement), Mr. Hess shall be entitled to receive severance benefits equal to six months of his then-current base salary, continued coverage under our benefit plans for a period of twelve months and payment of his pro-rated earned annual bonus. Mr. Hess has also agreed to a one (1) year non-competition and non-solicitation provision. On October 2, 2015, the Company entered into an amendment to the employment agreement between the Company and Kevin Hess, pursuant to which Kevin Hess was appointed as the Chief Executive Officer and Director of the Company with an increase of his annual salary to $200,000.

Felicia Hess Employment Agreement.  On May 18, 2015, we entered into an employment agreement with Felicia Hess (the “Hess Employment Agreement”), whereby Ms. Hess agreed to serve as our Chief Executive Officer and director for a period of two (2) years, subject to renewal, in consideration for an annual salary of $150,000.  Additionally, Ms. Hess is eligible for an annual cash bonus in an amount equal to up to one hundred percent (100%) of her then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Ms. Hess shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as our Compensation Committee or, in the absence thereof, our Board of Directors may from time to time determine and shall be entitled to participate in all benefits plans we provide to our senior executives.  Ms. Hess is also entitled to the use of a company-owned vehicle. We shall reimburse Ms. Hess for all reasonable expenses incurred in the course of her employment.  In the event Ms. Hess’ employment is terminated without Cause or by Ms. Hess with Good Reason (as such terms are defined in the Hess Employment Agreement), Ms. Hess shall be entitled to receive severance benefits equal to six months of her then-current base salary, continued coverage under our benefit plans for a period of twelve months and payment of her pro-rated earned annual bonus. Ms. Hess has also agreed to a one (1) year non-competition and non-solicitation provision. On October 2, 2015, the Company entered into an amendment to the employment agreement between the Company and Felicia Hess, pursuant to which Felicia Hess resigned as Chief Executive Officer and Director as was appointed to serve as the Chief Operating Officer of the Company.

Daniyel Erdberg Employment Agreement.  On May 18, 2015, we entered into an employment agreement with Daniyel Erdberg (the “Erdberg Employment Agreement”), whereby Mr. Erdberg agreed to serve as our Chief Operating Officer for a period of two (2) years, subject to renewal, in consideration for an annual salary of $140,000.  Additionally, Mr. Erdberg is eligible for an annual cash bonus in an amount equal to up to one hundred percent (100%) of his then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Mr. Erdberg shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as the Compensation Committee or, in the absence thereof, our Board of Directors, may from time to time determine and shall be entitled to participate in all benefits plans we provide to our executives. We shall reimburse Mr. Erdberg for all reasonable expenses incurred in the course of his employment. Mr. Erdberg was granted a $500 per month car allowance by the Board of Directors in December 2015. In the event Mr. Erdberg’s employment is terminated without Cause or by Mr. Erdberg with Good Reason (as such terms are defined in the Erdberg Employment Agreement), Mr. Erdberg shall be entitled to receive severance benefits equal to six months of his then-current base salary, continued coverage under our benefit plans for a period of twelve months and payment of his pro-rated earned annual bonus. Mr. Erdberg has also agreed to a one (1) year non-competition and non-solicitation provision. On October 2, 2015, the Company entered into an amendment to the employment agreement between the Company and Daniyel Erdberg, pursuant to which Daniyel Erdberg shall serve as the President of the Company.

Kendall Carpenter Employment Agreement.  On May 18, 2015, we entered into an employment agreement with Kendall Carpenter (the “Carpenter Employment Agreement”) whereby Ms. Carpenter agreed to serve as our Chief Financial Officer, Executive Vice President, Corporate Secretary and Corporate Treasurer for a period of two (2) years, subject to renewal, in consideration for an annual salary of $140,000. Additionally, Ms. Carpenter is eligible for an annual cash bonus in an amount equal to up to one hundred percent (100%) of her then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Ms. Carpenter shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as the Compensation Committee or, in the absence thereof, our Board of Directors, may from time to time determine and shall be entitled to participate in all benefits plans we provide to our executives. We shall reimburse Ms. Carpenter for all reasonable expenses incurred in the course of her employment. In the event Ms. Carpenter’s employment is terminated without Cause or by Ms. Carpenter with Good Reason (as such terms are defined in the Carpenter Employment Agreement), Ms. Carpenter shall be entitled to receive severance benefits equal to six months of her then-current base salary, continued coverage under our benefit plans for a period of twelve months and payment of her pro-rated earned annual bonus. Ms. Carpenter has also agreed to a one (1) year non-competition and non-solicitation provision.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2015.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin Hess
Option Grant	75,000	0	0	$6.00	05/18/2018	0	0	0	0
Option Grant	15,000	0	0	$5.00	12/10/2018	0	0	0	0

Felicia Hess
Option Grant	75,000	0	0	$6.00	05/18/2018	0	0	0	0
Option Grant	5,000	0	0	$5.00	12/10/2018	0	0	0	0
Stock Grant	0	0	0	$0		87,500	$282,625	0	0

Kendall Carpenter
Option Grant	25,000	0	0	$6.00	05/18/2018	0	0	0	0
Option Grant	5,000	0	0	$5.00	12/10/2018	0	0	0	0
Stock Grant	0	0	0	$0		25,000	$80,750	0	0

Daniyel Erdberg
Option Grant	75,000	0	0	$6.00	05/18/2018	0	0	0	0
Option Grant	10,000	0	0	$5.00	12/10/2018	0	0	0	0
Stock Grant	0	0	0	$0		87,500	$282,625	0	0

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2015 (excluding compensation to the Company’s executive officers set forth in the summary compensation table above) paid by the Company.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Total ($)
Michael Haas	$31,500	$0	$0	$31,500
Wayne Jackson (1)	$14,000	$0	$0	$14,000
Jay H. Nussbaum (2)	$28,000	$1,836,500	$141,104	$2,005,604

Total:	$73,500	$1,836,500	$141,104	$2,051,104

(1)	General Jackson was appointed on June 3, 2014.

(2)	Mr. Nussbaum was appointed on June 1, 2015. Mr. Nussbaum signed a twenty-four month Director Agreement in June 2015 and received 50,000 shares of common stock (on a post-reverse split basis) subject to 24 months vesting with prorated forfeiture for early termination. The shares were valued at $10.80 per share on the date of grant. The Company has recognized $157,500 in costs during 2015 associated with this grant. For services in 2015, Mr. Nussbaum received 250,000 shares of common stock (on a post-reverse split basis) subject to performance-based vesting which occurred on February 4, 2016. The shares were valued at $6.72 per share, or $1,679,000, on the date of grant. For services in 2015, Mr. Nussbaum received a fully-vested option under the 2015 Stock Option Plan to acquire 50,000 shares of common stock at a strike price of $5.00 valued at $109,038. This option expires December, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of and percent of the Company's common stock beneficially owned by:

●	all directors,

●	our executive officers,

●	our directors and executive officers as a group, and

●	persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights:

The business address of each of the beneficial owners listed below is c/o Drone Aviation Holding Corp. 11651 Central Parkway #118, Jacksonville FL 32224.

	Title of Class	Number of Shares Beneficially Owned (1)		Percentage of Class (2)
Dr. Phillip Frost	Common Stock	785,000		14.4%

Jay Nussbaum	Common Stock	600,000	(3)	10.9%

Kevin Hess	Common Stock	90,000	(4)	1.6%

Felicia Hess	Common Stock	485,000	(5)	8.8%

Daniyel Erdberg	Common Stock	352,500	(6)	6.4%

Wayne Jackson	n/a	0		0

Michael Haas	n/a	0		0

Kendall Carpenter	Common Stock	57,334	(7)	*

Officers and Directors as a Group (7 persons)	Common Stock	2,369,834		27.3%

* Denotes less than 1%

(1)	This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the shareholders for a vote.

(2)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 4, 2016. On March 4, 2016, there were 5,461,553 shares of our common stock outstanding. To calculate a stockholder's percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 4, 2016. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table below has sole voting power and investment power for the shares listed opposite such person's name.

(3)	Represents 550,000 shares of common stock and 50,000 shares underlying vested options with a strike price of $5.00 which expire December 10, 2018.

(4)	Represents shares underlying 90,000 vested options with a strike price of $5.00 - $6.00 which expire between May and December 2018.

(5)	Represents 405,000 shares of common stock and 80,000 shares underlying vested options with a strike price of $5.00 - $6.00 which expire between May and December 2018.

(6)	Represents 267,500 shares of common stock and 85,000 shares underlying vested options with a strike price of $5.00 - $6.00 which expire between May and December 2018.

(7)	Represents 27,334 shares of common stock and 30,000 vested options with a strike price of $5.00 - $6.00 which expire between May and December 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Other than as disclosed below, during the last two fiscal years, there have been no transactions, in which any director, executive officer or beneficial holder of more than 5% of the outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

The accounts payable due to related party at December 31, 2015 was comprised of $6,000 director fees which were paid in January 2016. The accounts payable due to related party at December 31, 2014 includes allocated rent and utility charges, aerostat envelopes, truck expenses and labor charges due Aerial Products Corp (“APC”) of $2,181. APC is a related party, controlled by Felicia Hess, the Chief Operating Officer of our Company. APC shared the manufacturing facilities with LTAS and provided aerostat envelopes and manufacturing labor to LTAS until June 30, 2014 when the APC labor pool transitioned to our Company. Total charges from APC to LTAS during the years ended December 31, 2015 and 2014 were $7,549 and $19,242 respectively. The Company purchased used fixed assets from APC for $6,500 during the year ended December 31, 2015.

Director Independence

We are not required to have any independent members of the board of directors. The board of directors has determined that, as defined in the Marketplace Rules of The NASDAQ Stock Market, Wayne Jackson and Michael Haas are our independent directors.

Item 14.  Principal Accountant Fees and Services.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

Audit Fees

Audit fees consist of fees billed for services associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and the Company’s statutory and regulatory filings. For the year ended December 31, 2015, the fees for audit services totaled approximately $45,000. For the year ended December 31, 2014, the fees for audit services totaled approximately $32,500.

Audit-Related Fees

We incurred fees to our independent auditors of $0 and $0 for audit-related fees during the fiscal years ended December 31, 2015 and 2014, respectively.

Tax Fees

We incurred fees to our independent auditors of $0 and $0 for tax fees during the fiscal years ended December 31, 2015 and 2014, respectively.

All Other Fees

We incurred no other fees to our independent auditors during the fiscal years ended December 31, 2015 and 2014, respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report.

(2)	Financial Statement Schedules: None.

(b) Exhibits:

2.01	Agreement and Plan of Merger entered into by and between MacroSolve, Inc. and Drone Aviation Holding Corp., dated April 30, 2014 filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on May 5, 2014 and incorporated herein by reference

2.02	Articles of Merger filed with the Secretary of State of the State of Nevada filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference

2.03	Certificate of Merger filed with the Secretary of State of the State of Oklahoma filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference

3.01	Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference.

3.02	Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference.

3.03	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference.

3.03	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference.

3.04	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference

3.04	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference

3.05	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

3.06	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

3.07	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 28, 2014 and incorporated herein by reference

3.08	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2015 and incorporated herein by reference

3.09	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2015 and incorporated herein by reference

3.10	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2015 and incorporated herein by reference

3.11	Certificate of Amendment to Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2015 and incorporated herein by reference

3.12	Certificate of Amendment to Articles of Incorporation filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 30, 2015 and incorporated herein by reference

10.01	Form of Subscription Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 5, 2014 and incorporated herein by reference

10.02	Share Exchange Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.03	Employment Agreement dated June 3, 2014 between the Company and Felicia Hess filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.04	Employment Agreement dated June 3, 2014 between the Company and Daniyel Erdberg filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.05	Form of Indemnification Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.06	Form of Lockup Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.07	Form of Subscription Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.08	Form of Warrant filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.09	Sublease Agreement dated April 28, 2014 by and between Aerial Products Corp. and LTAS filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.10	Independent Contractor Agreement dated July 29, 2013 by and among US Technik, Inc., LTAS and World Surveillance Group, Inc. filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 5, 2014 and incorporated herein by reference

10.11	Form of Subscription Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 28, 2014 and incorporated herein by reference

10.12	Charter of Strategic Advisory Board filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 28, 2014 and incorporated herein by reference

10.13	Form of Strategic Advisory Board Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 28, 2014 and incorporated herein by reference

10.14	Plan of Merger filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 31, 2015 and incorporated herein by reference.

10.15	Employment Agreement dated May 18, 2015 between the Company and Felicia Hess filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2015 and incorporated herein by reference

10.16	Employment Agreement dated May 18, 2015 between the Company and Kendall Carpenter filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2015 and incorporated herein by reference

10.17	Employment Agreement dated May 18, 2015 between the Company and Kendall Carpenter filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2015 and incorporated herein by reference

10.18	Form of Subscription Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2015 and incorporated herein by reference

10.19	Director Agreement between the Company and Jay Nussbaum, dated June 1, 2105, and filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 3, 2015 and incorporated herein by reference

10.20	Asset Purchase Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 21, 2015 and incorporated herein by reference

10.21	Escrow Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 21, 2015 and incorporated herein by reference

10.22	Lockup Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 21, 2015 and incorporated herein by reference

10.23	Bill of Sale and Assignment and Assumption Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 21, 2015 and incorporated herein by reference

10.24	Intellectual Property Assignment Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 21, 2015 and incorporated herein by reference

10.25	Form of License Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 21, 2015 and incorporated herein by reference

10.26	Form of Consulting Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 21, 2015 and incorporated herein by reference

10.27	Form of Placement Agent Warrant filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 23, 2015 and incorporated herein by reference

10.28	Form of Common Stock Purchase Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 23, 2015 and incorporated herein by reference

10.29	Form of Series A Preferred Stock Conversion and Lockup Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 23, 2015 and incorporated herein by reference

10.30	Form of Series B Preferred Stock Conversion and Lockup Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 23, 2015 and incorporated herein by reference

10.31	Form of Series C Preferred Stock Conversion and Lockup Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 23, 2015 and incorporated herein by reference

10.32	Form of Series D Preferred Stock Conversion and Lockup Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 23, 2015 and incorporated herein by reference

10.33	Form of Series E Preferred Stock Conversion Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 23, 2015 and incorporated herein by reference .

10.34	Form of Series F Preferred Stock Conversion Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 23, 2015 and incorporated herein by reference

10.35	Form of Series G Preferred Stock Conversion Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 23, 2015 and incorporated herein by reference

10.36	Form of Series B-1 Preferred Stock Exchange Agreement filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 23, 2015 and incorporated herein by reference

10.37	Drone Aviation Holding Corp. 2015 Equity Incentive Plan filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 11, 2015 and incorporated herein by reference

21.1	List of Subsidiaries filed as an exhibit to this Annual Report on Form 10-K.

14.01	Code of Business Conduct and Ethics filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 31, 2015 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRONE AVIATION HOLDING CORP.

Date: March 4, 2016	By:	/s/ KEVIN HESS
Kevin Hess
Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2016	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ KEVIN HESS	Chief Executive Officer and Director	March 4, 2016
Kevin Hess	(principal executive officer)

/s/ KENDALL CARPENTER	Chief Financial Officer	March 4, 2016
Kendall Carpenter	(principal financial and accounting officer)

/s/ JAY NUSSBAUM	Chairman	March 4, 2016
Jay Nussbaum

/s/ WAYNE JACKSON	Director	March 4, 2016
Wayne Jackson

/s/ MICHAEL HAAS	Director	March 4, 2016
Michael Haas

DRONE AVIATION HOLDING CORP.

Financial Statements Together With

Report of Independent Registered Public Accounting Firm

For the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Drone Aviation Holding Corp.

Jacksonville, FL

We have audited the accompanying consolidated balance sheets of Drone Aviation Holding Corp. and its subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drone Aviation Holding Corp. and its subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 4, 2016

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	12/31/2015	12/31/2014

ASSETS

CURRENT ASSETS:
Cash	$2,659,734	$1,369,896
Accounts receivable - trade	83,288	30,170
Inventory	118,795	39,404
Prepaid expenses and deposits	55,624	50,169

Total current assets	2,917,441	1,489,639

PROPERTY AND EQUIPMENT, at cost:	163,291	34,064
Less - accumulated depreciation	(26,995)	(7,040)

Net property and equipment	136,296	27,024

OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets, net	1,460,000	103,609

Total other assets	1,559,799	203,408

TOTAL ASSETS	$4,613,536	$1,720,071

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$242,257	$64,383
Accounts payable due to related party	6,000	2,181
Deferred revenue	7,896	-
Note Payable - Oklahoma Technology Commercialization Center- Current	110,000	110,000

Total current liabilities	366,153	176,564

TOTAL LIABILITIES	$366,153	$176,564

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares; 101,100 and 396,750 shares issued and outstanding, at December 31, 2015 and December 31, 2014, respectively	$10	$40
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares; 0 and 324,671 shares issued and outstanding, at December 31, 2015 and December 31, 2014, respectively	-	32
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares; 0 and 68,731 shares issued and outstanding, at December 31, 2015 and December 31, 2014, respectively	-	7
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares; 73,387 and 345,400 shares issued and outstanding, at December 31, 2015 and December 31, 2014, respectively	7	35
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares; 2,000,000 and 36,050,000 shares issued and outstanding, at December 31, 2015 and December 31, 2014, respectively	200	3,605
Convertible Preferred stock, Series E, $.0001 par value; authorized 5,400,000 shares; 0 and 5,400,000 shares issued and outstanding, at December 31, 2015 and December 31, 2014, respectively	-	540
Convertible Preferred stock, Series F, $.0001 par value; authorized 3,300,999 shares; 1,999,998 and 3,300,999 shares issued and outstanding, at December 31, 2015 and December 31, 2014, respectively	200	330
Convertible Preferred stock, Series G, $.0001 par value; authorized 8,000,000 shares; 2,000,000 and 0 shares issued and outstanding, at December 31, 2015 and December 31, 2014, respectively	200	-
Common stock, $.0001 par value; authorized 300,000,000 shares; 5,125,585 and 926,953 shares issued and outstanding, at December 31, 2015 and December 31, 2014, respectively	513	93
Additional paid-in capital	15,385,523	3,702,233
Retained Earnings (Deficit)	(11,139,270)	(2,163,408)

Total stockholders' equity	4,247,383	1,543,507

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,613,536	$1,720,071

The accompanying notes are an integral part of these consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2015	2014

Revenues	$472,159	$858,054

Cost of good sold	282,753	675,253

Gross profit	189,406	182,801

General and administrative expense	9,163,556	1,904,793

Loss from operations	(8,974,150)	(1,721,992)

Other income (expense)
Loss on sale and impairment of securities held for resale	-	(42,821)
Loss on derivative liability	-	(350,969)
Income tax expense	-	(5,571)
Interest income	192	235
Interest expense	(1,904)	(2,372)

Total other expense	(1,712)	(401,498)

NET LOSS	(8,975,862)	(2,123,490)

Deemed dividend on Series G convertible preferred stock	80,000	-
Deemed dividend on Series F convertible preferred stock	-	192,558

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(9,055,862)	(2,316,048)

Weighted average number of common shares outstanding - basic and diluted	2,034,421	394,683

Basic and diluted net loss per share	$(4.45)	$(5.87)

The accompanying notes are an integral part of these consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2015 and 2014

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series B-1		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Preferred Stock Series G		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Predecessor
BALANCE, at December 31, 2013	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

Net Loss																				(2,123,490)	(2,123,490)
Net loss from LTAS from 1/1/14 to 5/5/14																				(39,918)	(39,918)
Common stock of Drone Aviation Corp issued for cash	201,250	20									26,050,000	2,605							650,702		653,327
Drone Aviation Corp stock issued to LTAS upon business combination											10,000,000	1,000							78,000		79,000
Reverse merger adjustment	98,018	10	595,000	60	324,671	32	156,231	16	355,000	36			5,400,000	540					(368,316)		(367,622)
Common stock issued for warrant exercises	42,500	4																	16,996		17,000
Proceeds from Series F preferred stock issued for cash															3,300,999	330			822,420		822,750
Redemption of Series B-1 preferred stock							(87,500)	(9)											(349,991)		(350,000)
Shares issued for service - third party	56,250	6																	341,661		341,667
Cashless exercise of Series E preferred stock attached warrants	9,310	1																	(1)		-
Derivative liability written off to APIC due to warrant exercise																			2,510,793		2,510,793
Beneficial conversion feature of Series F preferred stock																			192,558		192,558
Deemed dividend on Series F preferred stock																			(192,558)		(192,558)
Conversion of Series A preferred stock to common stock	495,625	50	(198,250)	(20)															(30)		-
Conversion of Series C preferred stock to common stock	24,000	2							(9,600)	(1)									(1)		-

BALANCE, at December 31, 2014	926,953	$93	396,750	$40	324,671	32	68,731	7	345,400	35	36,050,000	3,605	5,400,000	540	3,300,999	330	-	-	$3,702,233	$(2,163,408)	$1,543,507

Net Loss																				(8,975,862)	(8,975,862)
Conversion of Series A preferred stock to common stock	739,125	74	(295,650)	(30)															(44)		-
Conversion of Series B preferred stock to common stock	8,117	1			(324,671)	(32)													31		-
Conversion of Series B1 preferred stock to common stock	55,000	5					(68,731)	(7)											2		-
Conversion of Series C preferred stock to common stock	680,033	68							(272,013)	(28)									(40)		-
Conversion of Series D preferred stock to common stock	851,250	85									(34,050,000)	(3,405)							3,320		-
Conversion of Series E preferred stock to common stock	135,000	14											(5,400,000)	(540)					526		-
Conversion of Series F preferred stock to common stock	32,525	3													(1,301,001)	(130)			127		-
Conversion of Series G preferred stock to common stock	50,000	5															(2,000,000)	(200)	195		-
Proceeds from Series G preferred stock issued for cash																	4,000,000	400	999,600		1,000,000
Beneficial conversion feature on preferred stock Series G																			80,000		80,000
Deemed dividend on Series G preferred stock																			(80,000)		(80,000)
Proceeds from common stock issued for cash	745,000	75																	3,484,675		3,484,750
Common stock issued to Series E, F and G holders	252,525	25																	(25)		-
Stock Based Compensation - ASC 505 Adj for 2014 share issuance																			213,333		213,333
Stock Based Compensation - Shares Issuance to Employee	500,000	50																	2,575,210		2,575,260
Stock Based Compensation - options and warrants																			3,146,395		3,146,395
Common stock issued for asset acquisition	150,000	15																	1,259,985		1,260,000
Common stock issued due to reverse split rounding	57	-																			-

BALANCE, at December 31, 2015	5,125,585	$513	101,100	$10	-	-	-	-	73,387	7	2,000,000	200	-	-	1,999,998	200	2,000,000	200	$15,385,523	$(11,139,270)	$4,247,383

The accompanying notes are an integral part of these consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2015	2014
OPERATING ACTIVITIES:
Net loss	$(8,975,862)	$(2,123,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal and impairment of available-for-sale securities	-	42,821
Loss on derivative liability	-	350,969
Allowance for inventory obsolescence	18,589	-
Depreciation	19,955	2,477
Amortization	37,935	31,941
Impairment of intangible assets	65,674	-
Stock based compensation	5,934,988	341,667
Changes in current assets and liabilities:
Accounts receivable	(53,118)	104,880
Inventory	(97,980)	70,177
Prepaid expenses and other current assets	(5,455)	(11,385)
Accounts payable and accrued expense	177,874	(132,363)
Due from related party	3,819	20,027
Deferred revenue	7,896	-

Net cash used in operating activities	(2,865,685)	(1,302,279)

INVESTING ACTIVITIES:
Cash paid on business combination, net	-	(304,639)
Cash from reverse merger	-	1,692,896
Cash from sales of available-for-sale securities	-	168,704
Cash paid on intangible asset acquisition	(200,000)
Cash paid on furniture and equipment	(129,227)	(27,863)

Net cash (used in) provided by investing activities	(329,227)	1,529,098

FINANCING ACTIVITIES:
Proceeds from common stock issued for cash	3,484,750	653,327
Proceeds from Series G preferred stock issued for cash	1,000,000	-
Proceeds from warrant exercises	-	17,000
Proceeds from Series F preferred stock issued for cash	-	822,750
Redemption of Series B-1 preferred stock	-	(350,000)

Net cash provided by financing activities	4,484,750	1,143,077

NET (DECREASE) INCREASE IN CASH	1,289,838	1,369,896

CASH, beginning of period	1,369,896	-

CASH, end of period	$2,659,734	$1,369,896

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the years ended December 31:
Interest	$1,904	$2,371
Income taxes	$159	$5,571

Noncash investing and financing activities for the years ended December 31:
Common stock issued for asset acquisition	$1,260,000	$-
Conversion of Series A preferred stock to common stock	$74	$50
Conversion of Series B preferred stock to common stock	$1	$-
Conversion of Series B-1 preferred stock to common stock	$5	$-
Conversion of Series C preferred stock to common stock	$68	$2
Conversion of Series D preferred stock to common stock	$85	$-
Conversion of Series E preferred stock to common stock	$14	$-
Conversion of Series F preferred stock to common stock	$3	$-
Conversion of Series G preferred stock to common stock	$5	$-
Common stock issued to Series E, F and G holders	$25	$-
Cashless exercise of Series E preferred stock attached warrants	$-	$1
Derivative liability written off to APIC due to warrant exercise	$-	$2,510,793
Reverse merger adjustment	$-	$(2,060,518)
Deemed dividend beneficial conversion feature on convertible preferred stock	$80,000	$192,558
Business combination adjustment	$-	$79,000

The accompanying notes are an integral part of these consolidated financial statements.

Drone Aviation Holding Corp.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2015 and 2014

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:

Drone Aviation Holding Corp. (“Drone” or “Company”) develops and manufactures cost-effective, compact and rapidly deployable aerial platforms including lighter-than-air aerostats and electric-powered drones designed to provide government and commercial customers with enhanced surveillance and communication capabilities. Utilizing a proprietary tether system, the Company's products are designed to provide prolonged operational duration capabilities combined with improved reliability, uniquely fulfilling critical requirements in military, law enforcement and commercial and industrial applications.

Basis of Presentation:

The accompanying financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principal of Consolidation:

Our consolidated financial statements as of December 31, 2015 include the accounts of Drone Aviation Holding Corp. and its subsidiaries: Drone AFS Corp. and Lighter Than Air Systems Corp. Our consolidated financial statements as of December 31, 2014 include the accounts of Drone Aviation Holding Corp. and its subsidiaries: Drone Aviation Corp. and Lighter Than Air Systems Corp.

Reclassifications:

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

Cash Equivalents:

Cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions, including all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2015 and 2014.

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of tethered aerostats, accessories, spare parts and delivery and installation of aerostats.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At December 31, 2015 and 2014, the Company characterized $0 and $0 as uncollectible, respectively.

Marketable Securities:

All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses, reported as a component of accumulated other comprehensive loss. The Company did not have any available-for-sale securities at December 31, 2015.

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

Property and Equipment:

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software.   Property and equipment consists of the following at December 31, 2015 and 2014:

	2015	2014
Shop Machinery and equipment	$80,889	$19,954
Computers and electronics	28,911	12,075
Office furniture and fixtures	33,977	2,035
Leasehold improvements	19,514	-
	163,291	34,064
Less - accumulated depreciation	(26,995)	(7,040)
	$136,296	$27,024

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.

During the year ended December 31, 2015 and 2014, the Company purchased $129,227 and $27,863 of furniture and equipment, respectively.

The Company recognized $19,955 and $2,477 of depreciation expense for the year ended December 31, 2015 and 2014, respectively,

Long-Lived Assets & Goodwill:

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The Company acquired the LTAS customer list in 2014. The fair value of the customer list was determined by using a discounted cash flow model and $135,550 was recorded on the date of business combination. The Company recorded $31,941 of amortization expense for the year ended December 31, 2014 leaving a remaining carrying amount of $103,609. The Company recorded another $37,935 amortization expense for the year ended December 31, 2015. After comparing the acquired customer list to the actual customers who placed orders following the acquisition of LTAS, the Company determined that the customer list was impaired at December 31, 2015 and amortized the remaining balance of $65,674 in 2015.

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles Goodwill and Other". ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company performed impairment analysis using the qualitative analysis under ASC 350-20 and noted no impairment issues for 2015.

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

Beneficial Conversion Features:

The Company evaluates the embedded conversion feature within its convertible debt instruments under ASC 815-15 and ASC 815-40 to determine if the conversion feature meets the definition of a liability and therefore need to bifurcate the conversion feature and account for it as a separate derivative liability. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Fair Value of Financial Instruments:

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1– Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Revenue Recognition and Unearned Revenue:

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. We record unearned revenue as a liability and their associated costs of sales as work in process inventory. In 2015, the Company deferred recognizing $7,896 in revenue from a 2015 sale that was delivered in January 2016. There is a balance of $83,288 in accounts receivable at December 31, 2015 for sales on account.

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

The accounts payable due to related party at December 31, 2015 was comprised of $6,000 director fees which were paid in January 2016. The accounts payable due to related party at December 31, 2014, includes allocated rent and utility charges, aerostat envelopes, truck expenses and labor charges due Aerial Products Corp (“APC”) was $2,181. APC is a related party, controlled by a current employee of the Company. APC shared the manufacturing facilities with LTAS and provided aerostat envelopes and manufacturing labor to LTAS until June 30, 2014 when the APC labor pool transitioned to the Company. Total charges from APC to LTAS during the years ended December 31, 2015 and 2014 were $7,549 and $19,242 respectively. Additionally, the Company purchased used fixed assets from APC for $6,500 during the year ended December 31, 2015.

Earnings or Loss per Share:

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the years ended December 31, 2015 and 2014, basic and diluted losses per share are the same for both years.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

2.	MERGER BETWEEN MACROSOLVE, INC. AND DRONE AVIATION HOLDING CORP

On April 14, 2014, holders of the majority of MacroSolve, Inc. (“MacroSolve) common stock approved a plan of merger whereby MacroSolve would merge with Drone Aviation Holding Corp., its newly created wholly-owned Nevada subsidiary, for the purpose of changing the Company’s state of domicile from Oklahoma to Nevada (the “Redomestication”). Pursuant to the Redomestication, each of MacroSolve’s shareholders received one share of common stock, par value $0.0001 per share of Drone Aviation Holding Corp. for every 50.56186 shares of MacroSolve’s common stock held by them (the Merger Exchange Rate). The Redomestication was effective on April 30, 2014. All per share amounts referenced herein give effect to the Merger Exchange Rate.

Prior to the Redomestication, MacroSolve had 198,219,132 shares of common stock issued and outstanding. Subsequent to the Redomestication, as a result of the Merger Exchange Ratio described above, the Company had approximately 3,920,700 [98,017 on a post-reverse basis] shares of common stock issued and outstanding on April 30, 2014.

On April 30, 2014 as a result of the Redomestication, MacroSolve’s outstanding shares of Series C, D and D-1 preferred stock were exchanged for shares of the post-Redomestication Company’s shares of Series A, B and B-1 preferred stock, with 595,000 shares, 324,671 shares and 156,231 shares issued respectively.

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

Intangible asset is in relation to the acquired customer list with a useful life of five years. The fair value of the customer list was determined by using a discounted cash flow model and $135,550 was recorded on the date of business combination. The Company recorded $31,941 of amortization expense for the year ended December 31, 2014. The Company recorded another $37,935 amortization expense for the year ended December 31, 2015. After comparing the acquired customer list to the actual customers who placed orders following the acquisition of LTAS, the Company determined that the customer list was impaired at December 31, 2015 and amortized the remaining balance of $65,674 in 2015.

The consolidated financial statements included herein are presented for the period from January 1, 2014 to May 5, 2014 since LTAS is considered Drone’s predecessor. LTAS has a net loss of $39,918 during the period from January 1, 2014 to May 5, 2014.

4.	DRONE AVIATION HOLDING CORP. AND DRONE AVIATION CORP. SECURITIES EXCHANGE, REVERSE MERGER AND RECAPITALIZATION

On June 3, 2014, the Company entered into a Securities Exchange Agreement with Drone Aviation Corp. (DAC).  Upon closing of the transaction, the holders of 100% of DAC’s outstanding common stock transferred such 44,100,000 outstanding shares to the Company in exchange for an aggregate of 8,050,000 [201,250 post-reverse] shares of the Company’s common stock and 36,050,000 shares of the Company’s Series D Preferred Stock, or a total of 44,100,000 [1,102,500 post-reverse] shares of common stock and common stock equivalents of the Company. Pursuant to the terms of the Securities Exchange Agreement, certain shareholders of DAC who, as a result of receiving the shares of common stock would hold in excess of 3.33% of the Company’s issued and outstanding common stock on a post-closing basis, elected to receive shares of the Company’s Series D Preferred Stock. At the closing of the transaction, the Company had 3,920,700 [98,017 post-reverse] shares of common stock outstanding, 595,000 shares of Series A Preferred Stock outstanding, 324,671 shares of Series B Preferred Stock outstanding, 156,231 shares of Series B-1 Preferred Stock outstanding and 355,000 shares of Series C Preferred Stock outstanding.

As a result of the Securities Exchange described above, DAC and its subsidiary, LTAS, became our wholly owned subsidiaries.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of Drone Aviation Holding Corp. with Drone Aviation Corp. considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The 44,100,000 [1,102,500 post-reverse] shares issued to shareholders of DAC and its designees in conjunction with the securities exchange transaction have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

On June 3, 2014, the assets and liabilities of Drone Aviation Holding Corp. carried onto the books were:

Cash in bank	$1,692,896
Available-for-sale securities	211,525
Prepaid expenses	37,403
Current liabilities	(39,622)
Derivative liabilities	(2,159,824)
Note payable	(110,000)
Total	$367,622

On March 26, 2015 Drone Aviation Corp. merged into Drone Aviation Holding Corp.

Series E Preferred Private Placement

On June 3, 2014, prior to the reverse merger, the Company sold an aggregate of 2,700,000 units in a private placement of its securities to certain investors at a purchase price of $0.50 per unit pursuant to subscription for an aggregate purchase price of $1,350,000. Each unit consists of one share of the Company’s Series E Convertible Preferred Stock, par value $0.0001 per share, each of which is convertible into one-fortieth share, on a post-reverse split basis, of Common Stock, with such rights and designations as set forth in the Certificate of Designation; and a three year warrant to purchase one share of Common Stock at an exercise price of $40.00 per share. All the warrants were exercised on August 26, 2014. On June 2, 2015, the holders of Series E received an additional 2,700,000 units due to the Most Favored Nations provision associated with their initial investment.

5.	DRONE AVIATION HOLDING CORP ASSET ACQUISITION OF ADAPTIVE, FLIGHT, INC.

On July 20, 2015, the Company, through its wholly-owned subsidiary Drone AFS Corp., purchased substantially all the assets of Adaptive Flight, Inc. (AFI), a Georgia corporation. The Company purchased assets including but not limited to intellectual property and licenses and permits, including commercial software licenses for the “GUST” (Georgia Tech UAV Simulation Tool) autopilot system, and other transferable licenses which include flight simulation and fault tolerant flight control algorithms. The Company paid $100,000 in immediately available funds and $100,000 to be held in escrow. In addition, the Company issued 150,000 shares of unregistered common stock valued at $8.40 per share, on a post-reverse split basis, on the date of agreement, to be held in escrow.

The Company has a milestone of twelve months to complete a technology Integration Plan, the non-completion of which may result in the return of the purchased assets and termination of the Company’s obligations to release the escrow cash and shares. Additional milestones include exclusive, no-cost and perpetual licenses to all contributing intellectual property included or related to the purchased assets. As such time as all milestones are met, one-half of the escrow shares will be released to AFI. Upon termination of the escrow agreement, anticipated to be twelve months from the closing of the asset purchase, if all milestones have been met, the remaining escrow shares will be released to AFI; but if all milestones have not been met, the escrow cash and escrow shares will be released to the Company and the purchased assets will be returned to AFI. According to the terms of the Escrow Agreement, if the escrow share value is less than $1,400,000, the Company must issue an additional number of unregistered shares, not to exceed 50,000 shares. At December 31, 2015, the value of the 150,000 shares was $3.23 per share, or $484,500. The Company recorded $161,500 as an additional liability and expense at December 31, 2015 for the cost of 50,000 shares at $3.23 per share. The liability will be reevaluated at the end of each quarter and adjusted through the profit and loss statement as necessary.

The asset acquisition did not qualify as a business combination under ASC 805-10 and has been accounted for as a regular asset purchase.

6.	SHAREHOLDERS’ EQUITY

On October 29, 2015 a 1:40 the Company effected a 1-for-40 reverse split of its common stock. The reverse split has been applied retroactively for disclosure purposes.

For the year ended December 31, 2015

The Company issued a total of 4,198,632 common shares during the 2015, adjusted for the October 29, 2015 1:40 reverse split, described further as follows:

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

The Company issued 297,302 shares of common stock between October 1 and December 31, 2015 pursuant to conversions of an aggregate of 118,921 shares of Series A preferred stock.

The Company issued 1 share of common stock between July 1 and September 30, 2015 pursuant to conversions of an aggregate of 20 shares of Series B preferred stock.

The Company issued 8,116 shares of common stock between October 1 and December 31, 2015 pursuant to conversions of an aggregate of 324,651 shares of Series B preferred stock.

The Company issued 50,000 shares of common stock between April 1 and June 30, 2015 pursuant to conversions of an aggregate of 20,000 shares of Series C preferred stock.

The Company issued 25,000 shares of common stock between July 1 and September 30, 2015 pursuant to conversions of an aggregate of 10,000 shares of Series C preferred stock.

The Company issued 605,033 shares of common stock between October 1 and December 31, 2015 pursuant to conversions of an aggregate of 242,013 shares of Series C preferred stock.

The Company issued 210,000 shares of common stock between April 1 and June 30, 2015 pursuant to conversions of an aggregate of 8,400,000 shares of Series D preferred stock.

The Company issued 140,000 shares of common stock between July 1 and September 30, 2015 pursuant to conversions of an aggregate of 5,600,000 shares of Series D preferred stock.

The Company issued 501,250 shares of common stock between October 1 and December 31, 2015 pursuant to conversions of an aggregate of 20,050,000 shares of Series D preferred stock.

The Company issued 50,000 shares of common stock between July 1 and September 30, 2015 pursuant to conversions of an aggregate of 2,000,000 shares of Series E preferred stock.

The Company issued 85,000 shares of common stock between October 1 and December 31, 2015 pursuant to conversions of an aggregate of 3,400,000 shares of Series E preferred stock.

The Company issued 32,525 shares of common stock between October 1 and December 31, 2015 pursuant to conversions of an aggregate of 1,301,000 shares of Series F preferred stock

The Company issued 50,000 shares of common stock between October 1 and December 31, 2015 pursuant to conversions of an aggregate of 2,000,000 shares of Series G preferred stock

On June 1, 2015, the Company issued 50,000 shares of restricted common stock with monthly vesting provisions to the Chairman of the Board for twenty-four months services pursuant to a Director Agreement. The Chairman can earn a pro rata portion of the shares, calculated on a twenty-four month vesting period, in the event the Chairman relinquishes his position and board seat prior to the expiration date of the Director Agreement. The Company recognized a total of $157,500 expense for the pro rata portion of shares earned by the Chairman during 2015.

On August 27, 2014, the Company issued 50,000 shares of restricted common stock with monthly vesting provisions to two members of its Strategic Advisory Board for twelve months services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. The Company recognized a total of $213,333 expense for the pro rata portion of shares earned by the two advisors during 2015 and has recognized a total of $340,000 since August 27, 2014. The shares became fully vested on August 27, 2015.

On July 20, 2015, the Company issued 150,000 shares of restricted common stock valued at $1,260,000 to acquire assets from Adaptive Flight, Inc. as described above.

On September 4, 2015, the Company issued 450,000 shares of restricted common stock to four management employees and one director pursuant to stock award agreements. The shares will vest upon consummation of a $4,000,000 equity or debt financing provided that the holder remains engaged by the Company through the vesting date. Stock based compensation of $2,417,760 was recognized in 2015 based on management’s estimate that the shares will be fully vested by February 4, 2016 when the Board deemed vesting occurred with the issuance of $4,000,000 in common stock on November 20, 2015.

On November 17 and 19, 2015, the Company sold an aggregate of 745,000 shares of restricted common stock for a purchase price of $5.00 per share in a Private Placement for cash proceeds of $3,484,750 net of $240,250 financing fees. In connection with this sale, the Company issued an aggregate of 70,000 additional shares of common stock to holders of Series E preferred stock pursuant to the ‘most favored nations’ provisions governing the Series E preferred stock. Additionally, pursuant to the terms of the Series F preferred stock and Series G preferred stock, the Company was required to obtain consent to issue securities at a per share purchase price less than the purchase price of the Series F and Series G. In consideration for the consents, the company issued an aggregate of 182,525 shares of restricted common stock to the holders of Series F and Series G preferred stock.

On November 20, 2015, the Company entered into an Exchange Agreement with the holder of its outstanding shares of Series B-1 preferred stock pursuant to which the holder exchanged 68,731 shares of Series B-1 preferred stock for 55,000 shares of restricted common stock.

On October 29, 2015, the Company issued an aggregate of 57 restricted shares to various investors due to round factors associated with implementing the 1:40 reverse split.

For the year ended December 31, 2014

The Company issued 95,250 shares of common stock between June 3 and June 30, 2014, on a post-reverse split basis, pursuant to conversions of 38,100 shares of Series A Preferred Stock.

The Company issued 246,625 shares of common stock between July 1 and September 30, 2014, on a post-reverse split basis, pursuant to conversions of 98,650 shares of Series A Preferred Stock.

The Company issued 153,750 shares of common stock between October 1 and December 31, 2014, on a post-reverse split basis, pursuant to conversions of 61,500 shares of Series A Preferred Stock.

On July 1, 2014, the Company entered into a twelve-month consulting agreement for investor relations, marketing and public relations services. Pursuant to such agreement, the Company is obligated to pay the consultant for his services stock compensation of 6,250 shares of common stock, on a post-reverse split basis, immediately deliverable and an additional 6,250 shares of common stock deliverable after six months if the agreement is still in force. The 6,250 shares delivered in July were valued at $215,000. The agreement was terminated in December 2014 prior to the six month anniversary and, as a result, the Company is not obligated to deliver the remaining 6,250 shares of common stock.

On July 21, 2014, the Company issued a total of 42,500 shares of common stock, on a post-reverse split basis, to two consulting firms which held warrants issued on May 19, 2014 for services which were exercised at a $.40 strike price, on a post-reverse split basis, or a total of $17,000.

The Company issued 24,000 shares of common stock, on a post-reverse split basis, on August 25, 2014 pursuant to the conversion of 9,600 shares of Series C Preferred Stock.

On August 26, 2014, the Company issued an aggregate of 9,310 shares of restricted common stock, on a post-reverse split basis, to seven investors pursuant to the exercise of 100% of the warrants associated with Series E Preferred Stock.

On August 27, 2014, the Company issued 50,000 shares of restricted common stock, on a post-reverse split basis, with monthly vesting provisions to two members of its newly-formed Strategic Advisory Board for twelve months of service. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. The Company recognized a total of $126,667 expense for the pro rata portion of shares earned by the two advisors during the year ended December 31, 2014.

7.	PREFERRED STOCK

For the year ended December 31, 2015

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

The Company analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted Series F stock contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $192,558. The beneficial conversion feature was fully amortized and recorded as a deemed dividend during the year ended December 31, 2014. The Series G stock issued during current quarter also contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $80,000. The beneficial conversion feature was fully amortized and recorded as a deemed dividend during the year ended December 31, 2015.

On October 29, 2015 a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

During 2015, eight investors in Series A preferred stock converted a total of 295,650 shares of Series A for an aggregate of 739,126 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages. During the same period, both investors in Series B preferred stock converted a total of 324,671 shares of Series B for 8,117 shares of restricted common stock, six investors in Series C preferred stock converted a total of 272,013 shares of Series C for an aggregate of 680,033 shares of restricted common stock, thirteen investors in Series D preferred stock converted a total of 34,050,000 shares of Series D for an aggregate of 851,250 shares of restricted common stock, seven investors in Series E preferred stock converted a total of 5,400,000 shares of Series E for an aggregate of 135,000 shares of restricted common stock, three investors in Series F preferred stock converted a total of 1,301,001 shares of Series F for an aggregate of 32,525 shares of restricted common stock, and six investors in Series G preferred stock converted a total of 2,000,000 shares of Series G for an aggregate of 50,000 shares of restricted common stock, all in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

On November 20, 2015, the Company entered into an Exchange Agreement with the holder of its outstanding shares of Series B-1 preferred stock pursuant to which the holder exchanged 68,731 shares of Series B-1 preferred stock for 55,000 shares of restricted common stock.

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

On June 2, 2015, the Company received the consent of the holders of a majority of its Series F Convertible Preferred Stock to consummate the Series G Private Placement, as required under the terms of that investment. In consideration for the foregoing consent, the Company issued all holders of its Series F Preferred Stock an aggregate of an additional 2,200,666 shares of Series F Preferred Stock, which are convertible into an aggregate of 55,017 shares of common stock on a post-split basis. The additional share issuance was treated as a ‘stock split’ and was retrospectively reflected as of December 31, 2014.

Common Stock Private Placement

On November 17 and 19, 2015, the Company sold an aggregate of 745,000 shares of restricted common stock for a purchase price of $5.00 per share in a Private Placement. In connection with this sale, the Company issued an aggregate of 70,000 additional shares of common stock to holders of Series E preferred stock pursuant to the ‘most favored nations’ provisions governing the Series E preferred stock. Additionally, pursuant to the terms of the Series F preferred stock and Series G preferred stock, the Company was required to obtain consent to issue securities at a per share purchase price less than the purchase price of the Series F and Series G. In consideration for the consents, the company issued an aggregate of 182,525 shares of restricted common stock to the holders of Series F and Series G preferred stock.

For the year ended December 31, 2014

Between June 4 and June 30, 2014, seven holders of Series A Preferred Stock converted a total of 38,100 shares of Series A Preferred Stock for 95,250 shares of common stock, on a post-reverse split basis, in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

Between July 1 and September 30, 2014, seven holders of Series A Preferred Stock converted a total of 98,650 shares for 246,625 shares of common stock, on a post-reverse split basis, in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

Between October 1 and December 31, 2014, five holders of Series A Preferred Stock converted a total of 61,500 shares for 153,750 shares of common stock, on a post-reverse split basis, in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

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

The Company issued 24,000 shares of common stock, on a post-reverse split basis, on August 25, 2014 pursuant to the conversion of 9,600 shares of Series C Preferred Stock.

Series F Preferred Private Placement

On August 27, 2014, the Company sold an aggregate of 1,100,333 units in a private placement of its securities to certain investors at a purchase price of $0.75 per unit pursuant to subscription for an aggregate purchase price of $822,750, net of $2,500 financing fees. Each unit consists of one share of the Company’s Series F Convertible Preferred Stock, par value $0.0001 per share, each of which is convertible into one-fortieth share of Common Stock, on a post-reverse split basis, with such rights and designations as set forth in the Certificate of Designation. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $192,558. The beneficial conversion feature was fully amortized and recorded as a deemed dividend.

8.	EMPLOYEE STOCK OPTIONS

For the year ended December 31, 2015

On October 29, 2015 a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

During 2015, the Company granted 842,500 common stock options to employees and a director for service provided. Of these, 250,000 options were immediately vested and were granted with an exercise price of $6.00 and the expiration date is May 18, 2018. Another 105,000 options were immediately vested and were granted with an exercise price of $5.00 and the expiration date of December 10, 2018. Another 250,000 options vest over two years or upon the up listing of the Company’s common stock and were granted with an exercise price of $6.00 and the expiration date is June 1, 2018. These 250,000 options were surrendered and cancelled on September 4, 2015. A director received two options. The first was for 75,000 shares vesting over two years and was granted with an exercise price of $10.00 and the expiration date is June 1, 2018. The second was for 125,000 shares with vesting tied to performance and was granted with an exercise price of $10.00 and the expiration date is June 1, 2018. These two director options were surrendered and cancelled on September 4, 2015. Stock based compensation was reversed for costs previously recognized on the total 450,000 surrendered and cancelled unvested options. Another option for 37,500 shares vesting over three years was granted with an exercise price of $10.80 and the expiration date is May 4, 2019.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during 2015:

2015

Expected dividend yield	0%
Expected volatility	116% – 131%
Risk-free interest rate	0.79% – 1.25%
Expected life of options	2.43 – 3.00 years

Under the Black-Scholes option price model, fair value of the options granted is estimated at $3,013,531. During 2015, $2,822,132 compensation expense was recognized and the remaining $191,399 will be recognized over the next three years.

The following table represents stock option activity as of and for the period ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding – December 31, 2014	-	$0.00
Exercisable – December 31, 2014	-	$0.00		$0.00
Granted	842,500	$7.04
Exercised or Vested	-	$0.00
Cancelled or Expired	450,000	$7.78
Outstanding – December 31, 2015	392,500	$6.19	2.62
Exercisable – December 31, 2015	355,000	$5.70	2.55	$0.00

For the year ended December 31, 2014

On April 30, 2014, the effective date of the Redomestication and effective date of the Merger Exchange Ratio, there were a total of 920 vested and 618 unvested options, on a post-reverse split basis, carried over to the reverse merger with DAC on June 3, 2014 with strike prices ranging from $66.80 to $5,056. During September 2014, the holders of these options voluntarily agreed to terminate their options. At December 31, 2014 there are no outstanding options.

9.	WARRANTS

For the year ended December 31, 2015

On October 29, 2015 a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

For the year 2015, 52,500 common stock purchase warrants were granted to two consultants and a vendor for service provided. One consultant was granted 25,000 warrants with exercise price of $10.00, vesting over two years and the expiration date is June 16, 2018. The other consultant was granted 12,500 warrants with exercise price of $10.00, vesting over one year and the expiration date is June 25, 2018. These same two consultants and the vendor each received 5,000 warrants with exercise price of $5.00, immediately vested and an expiration date of December 10, 2018.

On November 20, 2015, the Company issued 70,000 warrants with exercise price of $5.00, immediately vested and the expiration date of November 20, 2020 to the placement agent in the common stock private placement.

The Company uses the Black-Scholes warrant pricing model to estimate the fair value of warrants as of December 31, 2015.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during 2015:

2015

Expected dividend yield	0%
Expected volatility	116% – 121%
Risk-free interest rate	.87% – 1.70%
Expected life of warrants	2.4 – 5 years

Under the Black-Scholes warrant price model, fair value of the warrants granted is estimated at $347,201. During 2015, $324,263 compensation expense was recognized.

For the year ended December 31, 2014

On April 30, 2014, the effective date of the Redomestication and effective date of the Merger Exchange Ratio, there were a total of 16,842 warrants, on a post-reverse split basis, carried over to the reverse merger with DAC on June 3, 2014 with strike prices ranging from $101.2 to $662.8. A total of 4,717 of these warrants with strike prices of $202.4 expired between July and September 2014 leaving a total of 12,125 outstanding warrants.

During May 2014, the Company issued a total of 42,500 warrants on a post-reverse split basis for services. The warrants have a term of three years, and exercise price of $0.40. The 42,500 warrants were exercised in July 2014 for a total of $17,000. As further described above in Note 4, on June 3, 2014, the Company issued 67,500 warrants on a post-reverse split basis to purchase one share of common stock at an exercise price of $40.00 per warrant share to investors who purchased Series E Preferred Stock. The exercise price of $40.00 per warrant may be adjusted any time during the first twenty-four months from issuance under the terms of a Favored Nations Provision contained in the warrant. If at any time during that twenty-four month period the Company should issue common stock or convertible securities at a price lower than $40.00 per share, unless the warrant holder consents to such lower price issuance, then the exercise price of the warrant shall be automatically reduced to reflect such other lower price and the number of warrant securities shall be adjusted to reflect such lower price. The warrants expire on June 3, 2017. In August 2014, all seven investors holding the warrants attached to Series E Preferred Stock executed cashless exercises of their warrants resulting in the issuance of 9,310 shares of restricted common stock on a post-reverse split basis.

Because the 42,500 warrants issued on June 3, 2014 have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC 815-40-15 “Determining whether an Instrument (or Embedded feature) is Indexed to an Entity’s Own Stock.” ASC 815-40-15 requires as of the date the warrant is issued, the derivative liability to be measured at fair value and re-evaluated at the end of each reporting period.

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

The following table represents warrant activity as of and for the period ended December 31, 2015 and 2014:

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding – December 31, 2014	12,129	$206.86	2.04
Exercisable – December 31, 2014	12,129	$206.86	2.04	$0.00
Granted	122,500	$6.53

Forfeited or Expired	(420)	$250.35
Outstanding – December 31, 2015	134,209	$23.87	3.66
Exercisable – December 31, 2015	104,209	$27.87	4.01	$0.00

10.	INVENTORIES

Inventories consisted of the following:

	2015	2013
Raw Materials	$26,358	$18,944
Work in progress	3,817	1,369
Finished Goods	107,209	19,091
Less valuation allowance	(18,589)	-
	$118,795	$39,404

11.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	2015	2014
Prepaid insurance	$25,517	$23,114
Prepaid services	24,192	15,225
Prepaid rent and security deposit	5,915	11,830
	$55,624	$50,169

12.	INVESTMENT IN SECURITIES HELD FOR RESALE

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

13.	OKLAHOMA TECHNOLOGY COMMERCIALIZATION CENTER

At the time of the April 30, 2014 Redomestication, MacroSolve had an $110,000 past-due balance on its refundable award from the State of Oklahoma Technology Business Finance Program which includes accrued interest (imputed at 14.27%) through September 2007 after which interest no longer accrued. The Company has not made any reductions in the award so it is in default. The Company has proposed a settlement to be released from the debt that is unrelated to the current operations and is awaiting a response.

14.	INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

During the post-reverse merger period of June 4, 2014 through December 31, 2014, the Company incurred a net loss, and, therefore, had no tax liability. Lighter Than Air Systems paid $5,571 in income taxes during 2014 for two short period returns, including the periods of March 29, 2013 through December 31, 2013 and January 1, 2014 through June 3, 2014 when it was a subsidiary of WSGI. The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,220,577 for 2015 and will begin expiring in 2034. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The $4,220,577 estimate of net operating loss carry-forward is calculated after we consider the effect of Section 382.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

	December 31, 2015	December 31, 2014
Net operating loss carry-forwards	$1,434,996	$497,501
Valuation allowance	(1,434,996)	(497,501)
	$-0-	$-0-

15.	COMMITMENTS AND CONTINGENCIES

On November 17, 2014, the Company entered into a 60 month lease for 5,533 square feet of office and manufacturing space at 11651 Central Parkway Suite 118, Jacksonville Florida, with an anticipated lease commencement date of February 1, 2015. The actual commencement date was July 1, 2015 and the lease was amended to 61 months expiring July 31, 2020. The monthly rent, including operating expenses and sales tax, for each year of the initial lease term is estimated to be $5,915. Anticipated total rent during the term of the lease is as follows:

Year 2016 - $ 71,854
Year 2017 - $ 73,619
Year 2018 - $ 75,437
Year 2019 - $ 77,309
Year 2020 - $ 45,651

On January 1, 2015, the Company entered into an agreement to lease executive office space for its President in Aventura, Florida. The monthly cost is expected to be $1,437 per month on a month-to-month basis with a sixty-day notice to cancel the agreement.

Rent expense in 2015 and 2014 were $76,492, and $37,557, respectively, and consisted of reimbursements for home offices and reimbursements made in 2014 to a related party which leased the Company’s former shared office and manufacturing space.

As of December 31, 2015, the Company is a party in a pending motion by Newegg Inc. for recovery of defendant legal fees of approximately $400,000 from the Company in the matter of MacroSolve, Inc. v Newegg Inc. (U.S.D.C.E.D. TX) case No 6:12-cv-46-MSS-KNM. Should the company not prevail in that matter, the judgment would be borne by the former MacroSolve directors who sold their loans on April 17, 2014. Other than that matter, there are no material claims, actions, suits, proceedings inquiries, labor disputes or investigations pending.

16.	CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its receivables. At December 31, 2015, accounts receivable from two customers comprised 100% of the company’s total accounts receivable-trade. Revenues from two customers approximated 71% of total revenues for 2015. At December 31, 2014, accounts receivable from one customer comprised approximately 100% of the Company’s total accounts receivable-trade. Revenues from four customers approximated 92% of total revenues for 2014.

17.	SUBSEQUENT EVENTS

The Company issued a total of 335,968 shares of common stock between January 1- March 4, 2016, described further as follows:

The Company issued 2,500 shares of common stock between January 1- March 4, 2016 pursuant to conversions of an aggregate of 1,000 shares of Series A preferred stock.

The Company issued 183,468 shares of common stock between January 1- March 4, 2016 pursuant to conversions of an aggregate of 73,387 shares of Series C preferred stock.

The Company issued 50,000 shares of common stock between January 1- March 4, 2016 pursuant to conversions of an aggregate of 2,000,000 shares of Series D preferred stock.

The Company issued 50,000 shares of common stock between January 1- March 4, 2016 pursuant to conversions of an aggregate of 1,999,998 shares of Series F preferred stock.

The Company issued 50,000 shares of common stock between January 1- March 4, 2016 pursuant to conversions of an aggregate of 2,000,000 shares of Series F preferred stock.

