Form 10-Q
period 2016-03-31
DRONE AVIATION HOLDING CORP.
filed 2016-04-29
CIK 1178727

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of April 29, 2016 there were 6,861,553 shares of the registrant’s common stock issued and outstanding.

DRONE AVIATION HOLDING CORP.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRONE AVIATION HOLDING CORP.

Interim Unaudited Consolidated Financial Statements

For the Period Ended March 31, 2016

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	3/31/2016	12/31/2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,741,943	$2,659,734
Accounts receivable - trade	469,933	83,288
Inventory, net	146,517	118,795
Prepaid expenses and deposits	54,593	55,624
Total current assets	2,412,986	2,917,441
PROPERTY AND EQUIPMENT, at cost:	168,932	163,291
Less - accumulated depreciation	(35,122)	(26,995)
Net property and equipment	133,810	136,296
OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets	1,460,000	1,460,000
Total other assets	1,559,799	1,559,799
TOTAL ASSETS	$4,106,595	$4,613,536
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$272,511	$242,257
Accounts payable due to related party	-	6,000
Deferred revenue	-	7,896
Note Payable - Oklahoma Technology Commercialization Center- Current	110,000	110,000
Total current liabilities	382,511	366,153
TOTAL LIABILITIES	$382,511	$366,153
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares;	$10	$10
100,100 and 101,100 shares issued and outstanding, at March 31, 2016 and December 31, 2015, respectively
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares;	-	-
0 shares issued and outstanding, at March 31, 2016
and December 31, 2015, respectively
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares;	-	-
0 shares issued and outstanding, at March 31, 2016
and December 31, 2015, respectively
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares;	-	7
0 and 73,387 shares issued and outstanding, at March 31, 2016 and December 31, 2015, respectively
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares;	-	200
0 and 2,000,000 shares issued and outstanding, at March 31, 2016 and December 31, 2015, respectively
Convertible Preferred stock, Series E, $.0001 par value; authorized 5,400,000 shares;	-	-
0 shares issued and outstanding, at March 31, 2016
and December 31, 2015, respectively
Convertible Preferred stock, Series F, $.0001 par value; authorized 3,300,999 shares;	-	200
0 and 1,999,998 shares issued and outstanding, at March 31, 2016 and December 31, 2015, respectively
Convertible Preferred stock, Series G, $.0001 par value; authorized 8,000,000 shares;	-	200
0 and 2,000,0000 shares issued and outstanding, at March 31, 2016 and December 31, 2015, respectively
Common stock, $.0001 par value; authorized 300,000,000 shares;	546	513
5,461,553 and 5,125,585 shares issued and outstanding, at March 31, 2016 and December 31, 2015, respectively
Additional paid-in capital	16,103,314	15,385,523
Retained Earning (Deficit)	(12,379,786)	(11,139,270)
Total stockholders' equity	3,724,084	4,247,383
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,106,595	$4,613,536

The accompanying notes are an integral part of these (unaudited) consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Quarters Ended
	March 31	March 31
	2016	2015

Revenues	$443,450	$15,206

Cost of good sold	133,886	8,117

Gross profit	309,564	7,089

General and administrative expense	1,549,940	941,107

Loss from operations	(1,240,376)	(934,018)

Other expense
Interest expense	(140)	(133)

Total other expense	(140)	(133)

NET LOSS	(1,240,516)	(934,151)

Weighted average number of common shares outstanding - basic and diluted	5,417,250	1,010,081

Basic and diluted net loss per share	$(0.23)	$(0.92)

The accompanying notes are an integral part of these (unaudited) consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Quarters Ended March 31,	3/31/2016	3/31/2015
OPERATING ACTIVITIES:
Net loss	$(1,240,516)	$(934,151)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	8,127	1,966
Amortization	–	11,978
Stock based compensation	717,217	308,500
Changes in current assets and liabilities:
Accounts receivable	(386,645)	28,714
Inventory	(27,722)	(13,670)
Prepaid expenses and deposits	1,031	(18,609)
Accounts payable and accrued expense	30,254	54,150
Accounts payable due to related party	(6,000)	(2,181)
Deferred revenue	(7,896)	–

Net cash used in operating activities	(912,150)	(563,303)

INVESTING ACTIVITIES:
Cash paid on furniture and equipment	(5,641)	(12,966)

Net cash used in investing activities	(5,641)	(12,966)

NET DECREASE IN CASH	(917,791)	(576,269)

CASH, beginning of period	2,659,734	1,369,896

CASH, end of period	$1,741,943	$793,627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarters ended March 31:
Interest	$140	$133

Noncash investing and financing activities for the quarters ended March 31:
Leasehold improvements addtion in accounts payable	$–	$10,348
Conversion of Series A preferred stock to common stock	$–	$22
Conversion of Series C preferred stock to common stock	$18	$–
Conversion of Series D preferred stock to common stock	$5	$–
Conversion of Series F preferred stock to common stock	$5	$–
Conversion of Series G preferred stock to common stock	$5	$–

The accompanying notes are an integral part of these (unaudited) consolidated financial statements.

Drone Aviation Holding Corp.

Notes to Interim Unaudited Consolidated Financial Statements

For the Period Ended March 31, 2016

1.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The financial statements as of December 31, 2015 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2015.

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

Inventories are stated at the lower of cost or market, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company regularly reviews inventory quantities on hand, future purchase commitments with its supplies, and the estimated utility of its inventory. If the review indicates a reduction in utility below carrying value, inventory is reduced to a new cost basis through a charge to cost of goods sold. Allowance for slow moving items decreased $15,383 due to sale of aerostat launcher. Inventory consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Raw materials inventory	$25,021	$26,358
Work in process inventory	11,919	3,817
Finished goods inventory	112,783	107,209
Less valuation allowance	(3,206)	(18,589)
	$146,517	$118,795

4.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software and leasehold improvements.   During the three months ended March 31, 2016, the Company invested $3,719 in computers and electronics and $1,922 in office furniture and fixtures. Depreciation expense was $8,127 and $1,966 for the three months ended March 31, 2016 and 2015, respectively. Property and equipment consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Shop Machinery and equipment	$80,889	$80,889
Computers and electronics	32,630	28,911
Office furniture and fixtures	35,899	33,977
Leasehold improvements	19,514	19,514
	168,932	163,291
Less - accumulated depreciation	(35,122)	(26,995)
	$133,810	$136,296

5.	INTANGIBLE ASSETS

On July 20, 2015, the Company entered into an agreement to acquire exclusive commercial software licenses for the “GUST” (Georgia Tech UAV Simulation Tool) autopilot system from Adaptive Flight, Inc. Through the purchase of the assets of privately held Adaptive Flight Inc. (AFI), the Company is assuming the transferable licenses from the Georgia Tech Research Corporation which include flight simulation tools and fault tolerant flight control algorithms. In addition, the company acquired AFI’s dedicated flight computer and additional related hardware and airframes. The Company paid $100,000 in immediately available funds and $100,000 to be held in escrow. In addition, the Company issued 150,000 shares of unregistered common stock valued at $8.40 per share on the date of agreement, to be held in escrow.

The Company has a milestone of twelve months to complete a technology Integration Plan, the non-completion of which may result in the return of the purchased assets and termination of the Company’s obligations to release the escrow cash and shares. Additional milestones include exclusive, no-cost and perpetual licenses to all contributing intellectual property included or related to the purchased assets. As such time as all milestones are met, one-half of the escrow shares will be released to AFI. Upon termination of the escrow agreement, anticipated to be twelve months from the closing of the asset purchase, if all milestones have been met, the remaining escrow shares will be released to AFI; but if all milestones have not been met, the escrow cash and escrow shares will be released to the Company and the purchased assets will be returned to AFI. According to the terms of the Escrow Agreement, if the escrow share value is less than $1,400,000, the Company must issue an additional number of unregistered shares, not to exceed 50,000 shares. At December 31, 2015, the value of the 150,000 shares was $3.23 per share, or $484,500. The Company recorded $161,500 as an additional liability and expense at December 31, 2015 for the cost of 50,000 shares at $3.23 per share. At March 31, 2016, the value of the 150,000 shares was $3.00 per share, or $450,000. The additional liability was reduced to $150,000 for the cost of 50,000 shares at $3.00 per share. The Company recorded the $11,500 reduction in the additional liability through profit and loss statement at March 31, 2016. No amortization expense was recorded during the three months ended March 31, 2016 since the Company is still in the process of integration and no revenue has been generated from the asset.

The asset acquisition did not qualify as a business combination under ASC 805-10 and has been accounted for as a regular asset purchase.

6.	SHAREHOLDERS’ EQUITY

On October 29, 2015 a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

The Company issued a total of 335,968 shares of common stock during the three months ended March 31, 2016, as described below:

The Company issued 2,500 shares of common stock pursuant to conversions of an aggregate of 1,000 shares of Series A preferred stock.

The Company issued 183,468 shares of common stock pursuant to conversions of an aggregate of 73,387 shares of Series C preferred stock.

The Company issued 50,000 shares of common stock pursuant to conversions of an aggregate of 2,000,000 shares of Series D preferred stock.

The Company issued 50,000 shares of common stock pursuant to conversions of an aggregate of 1,999,998 shares of Series F preferred stock.

The Company issued 50,000 shares of common stock pursuant to conversions of an aggregate of 2,000,000 shares of Series G preferred stock.

On June 1, 2015, the Company issued 50,000 shares of restricted common stock with monthly vesting provisions to the Chairman of the Board for twenty-four months services pursuant to a Director Agreement. The Chairman can earn a pro rata portion of the shares, calculated on a twenty-four month vesting period, in the event the Chairman relinquishes his position and board seat prior to the expiration date of the Director Agreement. The Company recognized a total of $67,500 expense for the pro rata portion of shares earned by the Chairman during the three months ended March 31, 2016.

On September 4, 2015, the Company issued 450,000 shares of restricted common stock to four management employees and one director pursuant to stock award agreements. The shares will vest upon consummation of a $4,000,000 equity or debt financing provided that the holder remains engaged by the Company through the vesting date. Stock based compensation of $604,440 was recognized during the three months ended March 31, 2016 based on management’s estimate that the shares will be fully vested by February 4, 2016 when the Board deemed vesting occurred with the issuance of $4,000,000 in common stock on November 20, 2015.

7.	PREFERRED STOCK

On October 29, 2015 a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

All of the preferred stock of the Company is convertible into common shares. The Series A and Series C stock conversion ratio is 1 to 2.5 common shares. The Series B, B-1, D, E, F and G stock conversion ratio is 1 to 0.025 common shares. All preferred stock has voting rights equal to the number of shares it would have on an ‘as if converted’ basis subject to any ownership limitations governing such preferred shares. All preferred stock is entitled to dividends rights equal to the number of shares it would have on an ‘as if converted’ basis. None of the preferred stock is redeemable, participating nor callable.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

Between January 1 and March 31, 2016, one investor in Series A preferred stock converted a total of 1,000 shares of Series A for an aggregate of 2,500 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages. During the same period, two investors in Series C preferred stock converted a total of 73,387 shares of Series C for an aggregate of 183,468 shares of restricted common stock, one investor in Series D preferred stock converted a total of 2,000,000 shares of Series D for an aggregate of 50,000 shares of restricted common stock, one investor in Series F preferred stock converted a total of 1,999,998 shares of Series F for an aggregate of 50,000 shares of restricted common stock, and two investors in Series G preferred stock converted a total of 2,000,000shares of Series G for an aggregate of 50,000 shares of restricted common stock, all in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

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

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 37,500 stock-based awards that continue to vest during the three months ended March 31, 2016.

The following table summarizes the assumptions used to estimate the fair value of the 37,500 stock options granted during 2015 on the date of grant:

2015

Expected dividend yield	0%
Expected volatility	129%
Risk-free interest rate	0.79 – 1.05%
Expected life of options	2.43 – 3.43 years

Under the Black-Scholes option price model, fair value of the options granted is estimated at $293,954 on the date of grant. During the three months ended March 31, 2016, $43,952 compensation expense was recognized.

The following table represents stock option activity as of and for the period ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding – December 31, 2015	392,500	$6.19	$2.62
Exercisable – December 31, 2015	355,000	$5.70	$2.55	$0.00
Granted	–	$0.00
Exercised or Vested	–	$0.00
Cancelled or Expired	–	$0.00
Outstanding – March 31, 2016	392,500	$6.19	2.37
Exercisable – March 31, 2016	355,000	$5.70	2.30	$0.00

9.	WARRANTS

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

The Company used the Black-Scholes warrant pricing model to estimate the fair value on the re-measurement date as of March 31, 2016 of the 30,000 warrants that continue to vest during the three months ended March 31, 2016.

The following table summarizes the assumptions used to estimate the fair value of the 30,000 warrants granted during 2015 as of March 31, 2016:

March 31, 2016

Expected dividend yield	0%
Expected volatility	116%
Risk-free interest rate	0.73%
Expected life of warrants	2.19 – 2.24 years

Under the Black-Scholes warrant price model, fair value of the warrants granted during 2015 is estimated at $32,995 as of March 31, 2016. During the three months ended March 31, 2016, $1,325 compensation expense was recognized.

The following table represents warrant activity as of and for the period ended March 31, 2016:

	Number of Warrants	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding – December 31, 2015	134,209	$23.87	3.66
Exercisable – December 31, 2015	104,209	$27.87	4.01	$0.00
Granted	0	$.00
Forfeited or Expired	(80)	$404.49
Outstanding – March 31, 2016	134,129	$23.65	3.42
Exercisable – March 31, 2016	104,129	$27.58	3.77	$0.00

10.	OKLAHOMA TECHNOLOGY COMMERCIALIZATION CENTER

At the time of the April 30, 2014 merger between MacroSolve, Inc. and Drone Aviation Holding Corp., MacroSolve had an $110,000 balance on its refundable award from the State of Oklahoma Technology Business Finance Program. The Company has not made any reductions in the award so it is in default. The parties are discussing a release from the debt that is unrelated to the current operations.

11.	COMMITMENTS AND CONTINGENCIES

On January 30, 2012, MacroSolve, Inc. filed suit against Newegg, Inc. in the United States District Court Eastern District of Texas alleging infringement of one or more claims of United States Patent #7,822,816. On March 7, 2014, the United States Patent and Trademark Office (“USPTO”) sent MacroSolve, Inc. an office action related to an ex parte reexamination of the ‘816 patent, which rejected all the claims in the patent (the USPTO Office Action”). As a result of the USPTO Office Action, on March 31, 2014, the Company dismissed its patent enforcement case against Newegg Inc. with prejudice. On April 6, 2015, the court denied the motion by Newegg for recovery of defendant legal fees of approximately $400,000 from the Company. On April 24, 2015, Newegg filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On August 19, 2015, the Company filed a Brief of Appellee MacroSolve, Inc. with the United States Court of Appeals for the Federal Circuit and on September 8, 2015, Newegg filed a Reply Brief. Oral arguments occurred on February 1, 2016. The Federal Circuit decision affirming the district court’s denial of fees came down on February 9, 2016 in the form of a Rule 36 (‘summary affirmance”) per curiam decision. Newegg has ninety days to file a petition for the U.S. Supreme Court to review. The Company has prevailed in this matter but should the case be accepted by the Supreme Court and the Company not prevail in that venue, the judgment would be borne by the former MacroSolve directors who sold their loans on April 17, 2014.

12.	SUBSEQUENT EVENTS

On April 27, 2016, the Board of Directors appointed Chairman Jay H. Nussbaum to the position of Chief Executive Officer. Kevin Hess resigned as Chief Executive Officer and was appointed to the position of Chief Technology Officer.

On April 27, 2016, the Board of Directors increased from four directors to five directors. Lt. General Michael T. Flynn (Retired) was appointed as an independent director and Vice Chairman of the Board for a two year term. General Flynn has also been appointed to the Strategic Advisory Board.  The Company issued 100,000 shares of restricted common stock with monthly vesting provisions for twenty-four months services pursuant to a Director Agreement. The Vice Chairman can earn a pro rata portion of the shares, calculated on a twenty-four month vesting period, in the event the Vice Chairman relinquishes his position and board seat prior to the expiration date of the Director Agreement.

On April 27, 2016, the Company issued 150,000 shares of restricted common stock with monthly vesting provisions to two members of its Strategic Advisory Board for 12 month’s services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements.

On April 27, 2016, the Company issued 1,150,000 shares of restricted common stock outside of the 2015 Equity Plan to five management employees pursuant to stock award agreements. The shares will vest upon consummation of a significant equity and/or debt financing at least equal to the November 2015 financing which raised $3,725,000 provided that the holder remains engaged by the Company through the vesting date.

On April 27, 2016, the Company issued 110,000 options and warrants from the 2015 Equity Plan to six employees and consultants for services provided. These options were immediately vested and were granted with an exercise price of $2.91 and the expiration date of April 27, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” or “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the advanced aerostats and tethered drone industry formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 4, 2016.

The following MD&A is intended to help readers understand the results of our operation and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Financial Statements and the accompanying Notes to Interim Unaudited Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2016 compared with the three months ended March 31, 2015 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Drone Aviation Holding Corp. and depending on the context, its subsidiaries.

Business Overview

We are focused on the business of the design, development, marketing, and sale of lighter-than air (“LTA”) advanced aersostats, tethered drones, and land-based intelligence, surveillance, and reconnaissance (“ISR”) solutions. We, through our wholly owned subsidiary, Lighter Than Air Systems Corp. (“LTAS”), which was acquired on June 3, 2014 upon consummation of a Share Exchange with Drone Aviation Corp., a wholly-owned subsidiary which was merged into Drone Aviation on March 26, 2015, are focused on the development of tethered aerostats known as the Winch Aerostat Small Platform (“WASP”), as well as certain other tethered drone products including the WATT electric tethered drone launched on March 2, 2015. The WATT is our first model of a new line of commercial-grade electric tethered drones designed to provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether.

Recent Transactions

☐	On March 30, 2016, we announced a contract award from Defense Department Prime Contractor BAE Systems for WASP tactical aerostat upgrades valued at $194,000.
☐	On March 7, 2016, we announced a contract award from the Department of Defense for WASP tactical aerostat systems valued in excess of $780,000.
☐	On February 2, 2016, we announced a follow-up order from the United States Environmental Protection Agency (EPA) for an aerostat and related airborne equipment and operator training.

☐	On January 25, 2016, we announced a partnership for sales, operating, training and support of the WATT-200 tethered drone with Measure UAS, Inc. Measure has been granted a 333 exemption by the Federal Aviation Administration (FAA) to operate the WATT-200 for their Drone as a Service operations.

☐	On January 11, 2016 we announced a joint sales partnership with Skyfire Consulting, a drone services and consulting company serving first responders nationwide. The companies presented the WATT line of tethered drones at the annual Fire-Rescue East 2016 Conference in Daytona Beach, Florida in January 2016.

☐	On January 6, 2016 our common stock commenced trading on the OTCQX Market.

Results of Operations

Quarter Ended March 31, 2016 compared to Quarter Ended March 31, 2015

Net Revenues:  Net revenues of $443,000 for the quarter ended March 31, 2016 increased $428,000 or 2,816% from $15,000 for the same period in 2015.   Sources of revenue were derived primarily from aerostat products and accessories. In the first quarter of 2015, the Company primarily focused resources on continued development of the WATT product line; a focus which continues through the first quarter of 2016.

Cost of Goods Sold and Gross Profit:  Cost of goods sold of $134,000 for the quarter ended March 31, 2016 increased $126,000 or 1,549% from $8,000 for the same period in 2015. Costs include material, parts and labor associated with the sale of aerostats products and accessories. The resulting gross profit for the quarter ended March 31, 2016 of $310,000 was an increase of $303,000 or 4,267% from the $7,000 gross profit for the same quarter of 2015.  Gross profit margins were 70% and 47% for the quarters ended March 31, 2016 and 2015, respectively.

Operating Expenses:  Operating expenses primarily consist of general and administrative expenses.  General and administrative expenses increased $609,000 or 65%, to $1,550,000 in the quarter ended March 31, 2016 from $941,000 for the same period in 2015. Approximately $650,000 of the increase is attributable to non-cash stock compensation expense related to 2015 stock grants which vested in 2016. Research and development costs increased $74,000, salaries and benefits increased $93,000, marketing and promotions increased $49,000, rent and utilities increased $7,000, accounting and professional fees decreased ($15,000), financial advisory costs decreased ($21,000) and costs associated with the Board of Directors and Strategic Advisory Board decreased ($227,000).

Loss from Operations:  Loss from operations for the quarter ended March 31, 2016 increased $306,000 or 33%, to $1,240,000 from loss from operations of $934,000 in 2014, primarily due to factors discussed above.

Other Income and Expense:  Total other expenses related to interest expense of $140 increased $7 in the first quarter of 2016 from $133 in 2014.

Net Loss: Net loss increased $306,000 or 33% to $1,240,000 for the first quarter of 2016 from net loss of $934,000 in 2015.  This increased loss is due to factors discussed above.

Liquidity and Capital Resources

As of March 31, 2016, the Company had total current assets of $2,413,000 and total current liabilities of $383,000 for working capital of $2,030,000. As of March 31, 2016, the Company had cash and cash equivalents of $1,742,000 and an accumulated deficit of $12,380,000.

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

Sources and Uses of Cash

	Three Months Ended March 31,
	2016	2015
Cash flows (used in) operating activities	$(912,150)	$(563,303)
Cash flows (used in) investing activities	(5,651)	(12,966)
Cash flows provided by financing activities	-	-
Net (decrease) in cash and cash equivalents	$(917,791)	(576,269)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2016 was approximately $912,000, which was a decrease in operating cash flow of approximately $349,000 from $563,000 net cash used in operating activities during the same three months of 2015. The net loss of approximately ($1,241,000) for the first three months of 2016 was $306,000 greater than the same period of 2015, which was approximately ($934,000). In addition to the increased net loss, the Company recognized approximately $409,000 more non-cash stock based compensation in the first three months of 2016 than the previous year, offset by a $415,000 increase in accounts receivable as a result of the increased sales activity in the first quarter of 2016.

Investing Activities:

Net cash used in investing activities was $6,000 and $13,000 during the three months ended March 31, 2016 and 2015, respectively, which was related to purchase of furniture and equipment.

Financing Activities:

There were no financing activities during the first quarters of either 2016 or 2015.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the Financial Statements included in the Company’s Annual Report on Form 10-k for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 4, 2016. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

 Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of tethered aerostats, accessories, spare parts and delivery and installation of aerostats.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At March 31, 2016 and December 31, 2015, the Company deems $0 and $0 as uncollectible, respectively.

Revenue Recognition and Unearned Income:

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. We record unearned revenue as a liability and their associated costs of sales as work in process inventory. There is a balance of $470,000 in accounts receivable at March 31, 2016 for sales on account.

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Except as discussed below, we are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

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

Item 1A. Risk Factors

There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

 The Company issued a total of 335,968 shares of common stock during the three months ended March 31, 2016, on a post-Reverse Split basis, as described below:

The Company issued 2,500 shares of common stock pursuant to conversions of an aggregate of 1,000 shares of Series A preferred stock.

The Company issued 183,468 shares of common stock pursuant to conversions of an aggregate of 73,387 shares of Series C preferred stock.

The Company issued 50,000 shares of common stock pursuant to conversions of an aggregate of 2,000,000 shares of Series D preferred stock.

The Company issued 50,000 shares of common stock pursuant to conversions of an aggregate of 1,999,998 shares of Series F preferred stock.

The Company issued 50,000 shares of common stock pursuant to conversions of an aggregate of 2,000,000 shares of Series F preferred stock.

The securities referenced above were offered and sold solely to “accredited investors” in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5. OTHER INFORMATION

Kevin Hess Resignation

On April 27, 2016, Mr. Kevin Hess resigned from his position as Chief Executive Officer of the Company, and was appointed to the position of Chief Technology Officer.  Mr. Hess’s resignation is not in connection with any known disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The above description is qualified in its entirety by reference to the terms of the Mr. Hess’s resignation letter, attached hereto as Exhibit 99.1, which is incorporated herein by this reference.

On April 27, 2016, the Company entered into an amendment agreement (the “Hess Amendment”) to that certain amended and restated employment agreement, by and between the Company and Kevin Hess, dated October 2, 2015 (the “Hess Agreement”). Pursuant to the terms of the Hess Amendment, the parties agreed to extend the termination date of the Hess Employment Agreement to May 18, 2018 and restate Mr. Hess’s new role as Chief Technology Officer. The above description is qualified in its entirety by reference to the terms of the Hess Amendment, attached hereto as Exhibit 10.3, which is incorporated herein by this reference.

Nussbaum Appointment

On April 27, 2016, the Board appointed Mr. Jay Nussbaum to serve as the Company’s Chief Executive Officer.  Mr. Nussbaum will also continue in his current role as Chairman of the Board of Directors. Additionally, on April 27, 2015, the Company entered into an Employment Agreement with Mr. Nussbaum (the “Nussbaum Agreement”), pursuant to which Mr. Nussbaum shall serve as the Company’s Chief Executive Officer until May 18, 2018, subject to extension, in consideration for an annual base salary of $1.00. Additionally, Mr. Nussbaum will be entitled to receive an annual cash bonus if the Company meets or exceeds certain criteria adopted by the Board’s Compensation Committee. In addition, Mr. Nussbaum will be eligible for such grants of awards under stock option or other equity incentive plans of the Company as are adopted by the Board and approved by the shareholders of the Company. The foregoing description of the principal terms of the Nussbaum Agreement is a general description only, does not purport to be complete, and is qualified in its entirety by reference to the terms of the Nussbaum Agreement attached hereto as Exhibit 10.4, which is incorporated herein by this reference.

Carpenter Amendment

On April 27, 2016, the Company entered into an amendment agreement (the “Carpenter Amendment”) to that certain employment agreement, by and between the Company and Kendall Carpenter, dated May 18, 2015 (the “Carpenter Agreement”). Pursuant to the terms of the Carpenter Amendment, the parties agreed to extend the termination date of the Carpenter Agreement to May 18, 2018 and increase Ms. Carpenter’s annual base salary to One Hundred Fifty Thousand ($150,000) dollars. The above description is qualified in its entirety by reference to the terms of the Carpenter Amendment, attached hereto as Exhibit 10.5, which is incorporated herein by this reference.

Erdberg Amendment

On April 27, 2016, the Company entered into an amendment agreement (the “Erdberg Amendment”) to that certain employment agreement, by and between the Company and Daniyel Erdberg, dated May 18, 2015, as amended on October 2, 2015 (the “Erdberg Agreement”). Pursuant to the terms of the Erdberg Amendment, the parties agreed to extend the termination date of the Erdberg Amendment to May 18, 2018 and increase Mr. Erdberg’s annual base salary to One Hundred Fifty Thousand ($150,000) dollars. The above description is qualified in its entirety by reference to the terms of the Erdberg Amendment, attached hereto as Exhibit 10.6, which is incorporated herein by this reference.

Felicia Hess Amendment

On April 27, 2016, the Company entered into an amendment agreement (the “Felicia Hess Amendment”) to that certain employment agreement, by and between the Company and Felicia Hess, dated May 18, 2015, as amended on October 2, 2015 (the “Felicia Hess Agreement”). Pursuant to the terms of the Felicia Hess Amendment, the parties agreed to extend the termination date of the Felicia Hess Agreement to May 18, 2018. The above description is qualified in its entirety by reference to the terms of the Felicia Hess Amendment, attached hereto as Exhibit 10.7, which is incorporated herein by this reference.

Flynn Appointment and Agreement

On April 27, 2015, the Board appointed Lt. General Michael T. Flynn (R), age 57, to serve as a member of the Company’s Board of Directors and as Vice Chairman of the Board.  Lt. Gen. Flynn will also sit on the Strategic Advisory Board of the Company. In connection with Lt. Gen. Flynn’s appointment, the Board approved, and the Company entered into, a twenty four (24) month director agreement (the “Flynn Agreement”) which provided for a Three Thousand ($3,000) Dollar monthly director fee for Lt. Gen. Flynn and a restricted stock grant of One Hundred Thousand (100,000) shares, which shall vest over twenty four (24) equal monthly installments. The above description is qualified in its entirety by reference to the terms of the Flynn Agreement, attached hereto as Exhibit 10.8, which is incorporated herein by this reference.

Lt. General Michael T. Flynn (R) has been Chairman and CEO of Flynn Intel Group, Inc. based in Alexandria, Virginia since his retirement from military service in August 2014. General Flynn has over 33 years of service in our nation’s military culminating as the Director of the Defense Intelligence Agency (DIA) between July 2012 and August 2014 and as the nation’s highest serving military intelligence officer. General Flynn served as the Director of Intelligence, Joint Staff from July 2008 to June 2009, and then was the Director of Intelligence, International Security Assistance Force in Afghanistan from June 2009 to October 2010. He also served as the Director of Intelligence, United States Central Command from June 2007 to July 2008, and the Director of Intelligence for Joint Special Operations Command from July 2004 to June 2007, with service in Afghanistan (Operation Enduring Freedom) and Iraq (Operation Iraqi Freedom).

A Reserve Officer Training Program graduate and a University of Rhode Island alumnus, General Flynn began his career as a paratrooper in the 82nd Airborne Division. A career intelligence officer, General Flynn has over a decade of Signals Intelligence and Electronic Warfare assignments as well as numerous other Airborne, Special Operations, Conventional and Interagency intelligence assignments. He holds three masters degrees (an MBA in Telecommunications, a MMAS in the Military Arts and Sciences and a Masters in National Security Studies) as well as two honorary doctorates (Laws from The Institute of World Politics and Human Letters from The University of Rhode Island), along with numerous other military, law enforcement, intelligence and international awards and honors.

Executive Restricted Stock Awards

On April 27, 2016, the Board approved the issuance of restricted stock grants to the following officers of the Company, which shall vest upon the consummation of an equity or debt financing in which the Company receives gross proceeds of at least $3,725,000, provided that such officer continues to be employed by the Company at such time:

OFFICER	RESTRICTED STOCK GRANT
Jay Nussbaum	450,000 shares
Felicia Hess	350,000 shares
Daniyel Erdberg	250,000 shares
Kendall Carpenter	50,000 shares
Kevin Hess	50,000 shares

Item 6. Exhibits

10.1*	Amendment Agreement to the Amended and Restated Employment Agreement of Kevin Hess, dated April 27, 2016, by and between the Company and Kevin Hess.

10.2*	Employment Agreement of Jay Nussbaum, dated April 27, 2016, by and between the Company and Jay Nussbaum.

10.3*	Amendment Agreement to the Employment Agreement of Kendall Carpenter, dated April 27, 2016, by and between the Company and Kendall Carpenter.

10.4*	Amendment Agreement to the Employment Agreement of Daniyel Erdberg, dated April 27, 2016, by and between the Company and Daniyel Erdberg.

10.5*	Amendment Agreement to the Employment Agreement of Felicia Hess, dated April 27, 2016, by and between the Company and Felicia Hess.

10.6*	Director Agreement, dated April 27, 2016, by and between the Company and Lt. Gen. Michael T. Flynn.

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Resignation letter of Kevin Hess as Chief Executive Officer of the Company, dated April 27, 2016.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRONE AVIATION HOLDING CORP.

Date: April 29, 2016	By:	/s/ JAY H. NUSSBAUM
Jay H. Nussbaum
Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2016	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

10