Form 10-Q
period 2016-06-30
DRONE AVIATION HOLDING CORP.
filed 2016-07-29
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Note: The registrant is a voluntary filer, but has filed all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months if it was subject to the filing requirements thereof.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒.

The number of shares outstanding of the registrant’s common stock as of July 29, 2016 was 6,911,553.

DRONE AVIATION HOLDING CORP.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	6/30/2016	12/31/2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,112,336	$2,659,734
Accounts receivable - trade	479,850	83,288
Inventory, net	147,121	118,795
Prepaid expenses and deposits	62,845	55,624

Total current assets	1,802,152	2,917,441

PROPERTY AND EQUIPMENT, at cost:	174,074	163,291
Less - accumulated depreciation	(43,567)	(26,995)
Net property and equipment	130,507	136,296

OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets, net	1,435,667	1,460,000

Total other assets	1,535,466	1,559,799

TOTAL ASSETS	$3,468,125	$4,613,536

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$90,758	$242,257
Accounts payable due to related party	-	6,000
Deferred revenue	-	7,896
Note Payable - Oklahoma Technology Commercialization Center - Current	110,000	110,000

Total current liabilities	200,758	366,153

TOTAL LIABILITIES	$200,758	$366,153

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares; 100,100 and 101,100 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	$10	$10
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares; 0 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	-	-
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares; 0 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	-	-
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares; 0 and 73,387 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	-	7
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares; 0 and 2,000,000 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	-	200
Convertible Preferred stock, Series E, $.0001 par value; authorized 5,400,000 shares; 0 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	-	-
Convertible Preferred stock, Series F, $.0001 par value; authorized 3,300,999 shares; 0 and 1,999,998 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	-	200
Convertible Preferred stock, Series G, $.0001 par value; authorized 8,000,000 shares; 0 and 2,000,0000 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	-	200
Common stock, $.0001 par value; authorized 300,000,000 shares; 6,911,553 and 5,125,585 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	691	513
Additional paid-in capital	17,786,291	15,385,523
Accumulated Deficit	(14,519,625)	(11,139,270)

Total stockholders' equity	3,267,367	4,247,383

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,468,125	$4,613,536

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Revenues	$484,014	$67,602	$927,464	$82,808

Cost of good sold	175,575	26,428	309,461	34,545

Gross profit	308,439	41,174	618,003	48,263

General and administrative expense	2,459,138	2,927,614	4,009,078	3,868,721

Loss from operations	(2,150,699)	(2,886,440)	(3,391,075)	(3,820,458)

Other income (expense)
Gain on settlement of make whole provision	11,000	-	11,000	-
Interest expense	(140)	(133)	(280)	(266)

Total other income (expense)	10,860	(133)	10,720	(266)

NET LOSS	(2,139,839)	(2,886,573)	(3,380,355)	(3,820,724)

Deemed dividend on Series G convertible preferred stock	-	80,000	-	80,000

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(2,139,839)	(2,966,573)	(3,380,355)	(3,900,724)

Weighted average number of common shares outstanding - basic and diluted	6,452,762	52,566,198	5,935,006	46,518,311

Basic and diluted net loss per share	$(0.33)	$(0.06)	$(0.57)	$(0.08)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	6/30/2016	6/30/2015
OPERATING ACTIVITIES:
Net loss	$(3,380,355)	$(3,820,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,572	5,160
Amortization	24,333	21,462
Gain on settlement of make whole provision	(11,000)	-
Stock based compensation	2,249,839	2,608,356
Changes in current assets and liabilities:
Accounts receivable	(396,562)	11,910
Inventory	(28,326)	(92,968)
Prepaid expenses and other current assets	(7,221)	(35,272)
Accounts payable and accrued expense	10,001	(5,927)
Due from related party	(6,000)	(739)
Deferred revenue	(7,896)	129,575

Net cash used in operating activities	(1,536,615)	(1,179,167)

INVESTING ACTIVITIES:
Cash paid on furniture and equipment	(10,783)	(64,042)

Net cash used in investing activities	(10,783)	(64,042)

FINANCING ACTIVITIES:
Series G preferred stock issued for cash	-	985,725

Net cash provided by financing activities	-	985,725

NET DECREASE IN CASH	(1,547,398)	(257,484)

CASH, beginning of period	2,659,734	1,369,896

CASH, end of period	$1,112,336	$1,112,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the six months ended June 30:
Interest	$280	$266

Noncash investing and financing activities for the six months ended June 30:
Common Stock issued for Adaptive Flight asset purchase make whole provision	$150,500	$-
Conversion of Series A preferred stock to common stock	$-	$1,665
Conversion of Series C preferred stock to common stock	$18	$200
Conversion of Series D preferred stock to common stock	$5	$840
Conversion of Series F preferred stock to common stock	$5	$-
Conversion of Series G preferred stock to common stock	$5	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Drone Aviation Holding Corp.

Notes to Interim Unaudited Consolidated Financial Statements

For the Period Ended June 30, 2016

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2015 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements. The consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

2.	RELATED PARTY TRANSACTIONS

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

The accounts payable due to a related party at December 31, 2015 was comprised of $6,000 of director fees which were paid in January 2016.

3.	INVENTORY

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the review indicates a reduction in utility below carrying value, inventory is reduced to a new cost basis through a charge to cost of goods sold. Allowance for slow moving items decreased $15,383 due to the sale of an aerostat launcher. Inventory consists of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Raw materials inventory	$23,173	$26,358
Work in process inventory	26,745	3,817
Finished goods inventory	100,409	107,209
Less valuation allowance	(3,206)	(18,589)
Total	$147,121	$118,795

4.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software and leasehold improvements.   During the six months ended June 30, 2016, the Company invested $5,142 in shop machinery and equipment, $3,719 in computers and electronics and $1,922 in office furniture and fixtures. Depreciation expense was $16,572 and $5,160 for the six months ended June 30, 2016 and 2015, respectively. Property and equipment consists of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Shop machinery and equipment	$86,031	$80,889
Computers and electronics	32,630	28,911
Office furniture and fixtures	35,899	33,977
Leasehold improvements	19,514	19,514
	174,074	163,291
Less - accumulated depreciation	(43,567)	(26,995)
	$130,507	$136,296

5.	INTANGIBLE ASSETS

On July 20, 2015, the Company entered into an asset purchase agreement to acquire exclusive commercial software licenses for the “GUST” (Georgia Tech UAV Simulation Tool) autopilot system from Adaptive Flight, Inc. (“AFI”). Through the purchase of the assets of privately held AFI, the Company assumed the transferable licenses from the Georgia Tech Research Corporation, which included flight simulation tools and fault tolerant flight control algorithms. In addition, the Company acquired AFI’s dedicated flight computer and additional related hardware and airframes. The Company paid $100,000 in immediately available funds and $100,000 to be held in escrow. In addition, the Company issued 150,000 shares of unregistered common stock valued at $8.40 per share on the date of agreement, to be held in escrow.

The Company had a milestone of twelve months from July 20, 2015 to complete a technology Integration Plan, the non-completion of which may result in the return of the purchased assets and termination of the Company’s obligations to release the escrow cash and shares. Additional milestones include exclusive, no-cost and perpetual licenses to all contributing intellectual property included or related to the purchased assets. As such time as all milestones are met, one-half of the escrow shares will be released to AFI. Upon termination of the Escrow Agreement, anticipated to be twelve months from the closing of the asset purchase, if all milestones have been met, the remaining escrowed shares will be released to AFI, but if all milestones have not been met, the escrowed cash and escrowed shares will be released to the Company and the purchased assets will be returned to AFI. According to the terms of the Escrow Agreement, if the escrow share value is less than $1,400,000, the Company must issue an additional number of unregistered shares, not to exceed 50,000 shares. At December 31, 2015, the value of the 150,000 shares was $3.23 per share, or $484,500. The Company recorded $161,500 as an additional liability and expense at December 31, 2015 for the cost of 50,000 shares at $3.23 per share.

On June 3, 2016, the Integration Plan was deemed to be completed. At June 3, 2016, the value of the 150,000 shares was $3.01 per share, or $451,150. The additional liability was reduced to $150,500 for the cost of 50,000 shares at $3.01 per share. The Company recorded the $11,000 reduction in the additional liability through the statement of operations at June 3, 2016. The Company began amortizing the $1,460,000 of purchased assets over a sixty month period on June 3, 2016 in the amount of $24,333 per month. Total amortization expense for the six months ended June 30, 2016 is $24,333. The Company and AFI instructed the Escrow Agent to disburse the cash and 150,000 shares of stock. The Company issued an additional 50,000 shares valued at $150,500 as described above.

The asset acquisition did not qualify as a business combination under ASC 805-10 and has been accounted for as a regular asset purchase.

6.	SHAREHOLDERS’ EQUITY

On October 29, 2015, a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

The Company issued a total of 1,785,968 shares of common stock during the six months ended June 30, 2016, as described below:

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

The Company issued 50,000 shares of restricted common stock to AFI, as discussed above in Note 5, after all milestones had been met as a requirement of the terms of the Escrow Agreement because the value of the escrowed shares fell below $1,400,000 and triggered a ‘make whole’ provision.

The Company issued 100,000 shares of restricted common stock with monthly vesting provisions to a newly-appointed director, Lt. Gen. Michael T. Flynn, for 24 months of services. Lt. Gen. Flynn can earn a pro rata portion of the shares, calculated based on the twenty four-month vesting schedule. The Company recognized a total of $24,250 expense for the pro rata portion of shares earned by Lt. Gen. Flynn during the six months ended June 30, 2016.

The Company issued 150,000 shares of restricted common stock with monthly vesting provisions to Strategic Advisory Board members, Dr. Philip Frost and Steven Rubin, for 12 month’s services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. The Company recognized a total of $75,000 expense for the pro rata portion of shares earned by the two members during the six months ended June 30, 2016.

The Company issued 1,150,000 shares of restricted common stock outside of the 2015 Equity Plan to Jay Nussbaum, Felicia Hess, Daniyel Erdberg, Kendall Carpenter, and Kevin Hess pursuant to Restricted Stock Agreements. The shares will vest upon consummation of a significant equity and/or debt financing at least equal to the November 2015 financing which raised $3,725,000 provided that the holder remains engaged by the Company through the vesting date. Stock based compensation of $1,115,500 was recognized during the six months ended June 30, 2016 based on management’s estimate that the shares will be fully vested by October 2016.

On June 1, 2015, the Company issued 50,000 shares of restricted common stock with monthly vesting provisions to the Chairman of the Board for twenty-four months services pursuant to a Director Agreement. The Chairman can earn a pro rata portion of the shares, calculated on a twenty-four month vesting period, in the event the Chairman relinquishes his position and Board seat prior to the expiration date of the Director Agreement. The Company recognized a total of $135,000 expense for the portion of such shares earned by the Chairman during the six months ended June 30, 2016.

On September 4, 2015, the Company issued 450,000 shares of restricted common stock to four management employees and one director pursuant to stock award agreements. The shares will vest upon consummation of a $4,000,000 equity or debt financing provided that the holder remains engaged by the Company through the vesting date. Stock based compensation of $604,440 was recognized during the six months ended June 30, 2016 based on management’s estimate that the shares would be fully vested by February 4, 2016, when the Board deemed vesting occurred with the issuance of $4,000,000 in common stock on November 20, 2015.

7.	PREFERRED STOCK

On October 29, 2015, a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

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

During the six months ended June 30, 2016, one investor who held Series A preferred stock converted a total of 1,000 shares of Series A preferred stock for an aggregate of 2,500 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages. During the same period, two investors who held Series C preferred stock converted a total of 73,387 shares of Series C for an aggregate of 183,468 shares of restricted common stock, one investor who held Series D preferred stock converted a total of 2,000,000 shares of Series D for an aggregate of 50,000 shares of restricted common stock, one investor who held Series F preferred stock converted a total of 1,999,998 shares of Series F for an aggregate of 50,000 shares of restricted common stock, and two investors who held Series G preferred stock converted a total of 2,000,000 shares of Series G for an aggregate of 50,000 shares of restricted common stock, all in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

8.	EMPLOYEE STOCK OPTIONS

On October 29, 2015, a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

On April 27, 2016, the Company issued 50,000 options from the 2015 Equity Plan to two employees for services provided. These options immediately vested and were granted with an exercise price of $2.91 and expiration date of April 27, 2019.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 50,000 options granted during the six months ended June 30, 2016.

The following table summarizes the assumptions used to estimate the fair value of the 50,000 stock options granted during the six month ended June 30, 2016 on the date of grant.

2016

Expected dividend yield	0%
Expected volatility	108%
Risk-free interest rate	0.99%
Expected life of options	3 years

Under the Black-Scholes option pricing model, the fair value of the 50,000 options granted during the six months ended June 30, 2016 is estimated at $95,649 on the date of grant. During the six months ended June 30, 2016, $95,649 compensation expense was recognized on these 50,000 options.

During 2015, the Company granted 842,500 common stock options to employees and a director for service provided. Of those 842,500 options, 250,000 options immediately vested and were granted with an exercise price of $6.00 and expiration date of May 18, 2018. Another 105,000 options immediately vested and were granted with an exercise price of $5.00 and expiration date of December 10, 2018. Another 250,000 options vest over two years or upon the up-listing of the Company’s common stock and were granted with an exercise price of $6.00 and expiration date of June 1, 2018. These 250,000 options were surrendered and cancelled on September 4, 2015. A director received two option awards. The first was for 75,000 shares vesting over two years and was granted with an exercise price of $10.00 and expiration date of June 1, 2018. The second was for 125,000 shares with vesting tied to performance and was granted with an exercise price of $10.00 and expiration date of June 1, 2018. These two director option awards were surrendered and cancelled on September 4, 2015. Stock based compensation was reversed for costs previously recognized on the total 450,000 surrendered and cancelled unvested options. Another option award for 37,500 shares vesting over three years was granted with an exercise price of $10.80 and expiration date of May 4, 2019.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 37,500 stock-based awards that continue to vest during the six months ended June 30, 2016.

The following table summarizes the assumptions used to estimate the fair value of the 37,500 stock options granted during 2015 on the date of grant:

2015

Expected dividend yield	0%
Expected volatility	129%
Risk-free interest rate	0.79 – 1.05%
Expected life of options	2.43 – 3.43 years

Under the Black-Scholes option price model, fair value of the 37,500 options granted during 2015 is estimated at $293,954 on the date of grant. During the six months ended June 30, 2016, $80,226 compensation expense was recognized on these 37,500 options.

The following table represents stock option activity as of and for the period ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2015	392,500	$6.19	$2.62
Exercisable – December 31, 2015	355,000	$5.70	$2.55	$0
Granted	50,000	$2.91
Exercised or Vested	–	$0.00
Cancelled or Expired	–	$0.00
Outstanding – June 30, 2016	442,500	$5.82	2.20
Exercisable – June 30, 2016	417,500	$5.52	2.17	$9,500

9.	WARRANTS

On October 29, 2015, a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

On April 27, 2016, under the 2015 Equity Plan, the Company issued warrants to purchase 60,000 shares of the Company's common stock to four consultants for services provided. These warrants immediately vested and were granted with an exercise price of $2.91 and expiration date of April 27, 2019.

The Company used the Black-Scholes warrant pricing model to estimate the fair value on the vesting date of the 60,000 warrants granted during the six months ended June 30, 2016.

The following table summarizes the assumptions used to estimate the fair value of the 60,000 warrants granted during the six month ended June 30, 2016 on the date of vesting.

2016

Expected dividend yield	0%
Expected volatility	108%
Risk-free interest rate	0.99%
Expected life of warrants	3.0 years

Under the Black-Scholes warrant pricing model, fair value of the 60,000 warrants granted during the six months ended June 30, 2016 is estimated at $114,779 on the date of vesting. During the six months ended June 30, 2016, $114,779 compensation expense was recognized on these 60,000 warrants.

For the year 2015, 52,500 common stock purchase warrants were granted to two consultants and a vendor for service provided. One consultant was granted 25,000 warrants with exercise price of $10.00, vesting over two years and the expiration date is June 16, 2018. The other consultant was granted 12,500 warrants with exercise price of $10.00, vesting over one year and the expiration date is June 25, 2018. These same two consultants and the vendor each received 5,000 warrants with an exercise price of $5.00, immediately vested and an expiration date of December 10, 2018.

The Company used the Black-Scholes warrant pricing model to estimate the fair value on the re-measurement dates of the 30,000 warrants that continue to vest during the six months ended June 30, 2016.

The following table summarizes the assumptions used to estimate the fair value of the 30,000 warrants granted during 2015 as of re-measurement dates:

2016

Expected dividend yield	0%
Expected volatility	108%
Risk-free interest rate	0.73%
Expected life of warrants	1.95 – 1.99 years

Under the Black-Scholes warrant pricing model, fair value of the 30,000 warrants granted during 2015 is estimated at $27,303 as of re-measurement dates. During the six months ended June 30, 2016, $4,995 compensation expense was recognized on these 30,000 warrants.

The following table represents warrant activity as of and for the period ended June 30, 2016:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2015	134,209	$23.87	3.66
Exercisable – December 31, 2015	104,209	$27.87	4.01	$0
Granted	60,000	$2.91
Forfeited or Expired	(80)	$404.49
Outstanding – June 30, 2016	194,129	$17.24	3.06
Exercisable – June 30, 2016	181,629	$17.73	3.14	$11,400

10.	OKLAHOMA TECHNOLOGY COMMERCIALIZATION CENTER

At the time of the April 30, 2014 merger between MacroSolve, Inc. (“MacroSolve”) and the Company, MacroSolve had a $110,000 balance on its refundable award from the State of Oklahoma Technology Business Finance Program. The Company has not made any reductions in the award, so the Company is in default. The parties are discussing a release from the debt that is unrelated to the current operations.

11.	COMMITMENTS AND CONTINGENCIES

As the Company previously reported in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, on January 30, 2012, MacroSolve filed suit against Newegg Inc. (“Newegg”) in the United States District Court for the Eastern District of Texas alleging infringement of one or more claims of United States Patent #7,822,816 (the “‘816 Patent”). On March 7, 2014, the United States Patent and Trademark Office (“USPTO”) sent MacroSolve an office action related to an ex parte reexamination of the ‘816 Patent, which rejected all the claims in the ‘816 patent (the “USPTO Office Action”). As a result of the USPTO Office Action, on March 31, 2014, MacroSolve dismissed its patent enforcement case against Newegg with prejudice. On April 6, 2015, the court denied a motion by Newegg for recovery of its legal fees of approximately $400,000 from MacroSolve. On April 24, 2015, Newegg filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit, which issued an opinion on February 9, 2016, affirming the district court’s denial of Newegg’s motion to recover its legal fees. On May 9, 2016, Newegg filed a Petition for a Writ of Certiorari with the United States Supreme Court. On June 13, 2016, the United States Supreme Court issued an order denying that petition. Consequently, MacroSolve prevailed in the matter..

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products Corporation d/b/a Southern Balloon Works (“Aerial Products”), Kevin M. Hess, LTAS, and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. LTAS and the Company filed an Answer on June 30, 2016. It is our position that neither LTAS nor the Company are continuations of Aerial Products, and LTAS and the Company have denied all allegations made by Banco and will vigorously defend that position. The Company has not recorded any contingent liability expense because the incurrence of loss is considered remote. Settlement discussions between Mr. Hess and Banco are ongoing.

12.	SUBSEQUENT EVENTS

On July 28, 2016, the Company issued 5,000 options from the 2015 Equity Plan to one employee as an employment bonus. These options were immediately vested and were granted with an exercise price of $3.77 and the expiration date of July 28, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the advanced aerostats and tethered drone industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 4, 2016.

The following MD&A is intended to help readers understand the results of our operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our Interim Unaudited Consolidated Financial Statements and the accompanying Notes to Interim Unaudited Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q. Dollar amounts disclosed in this MD&A have been rounded to the nearest thousand.

Growth and percentage comparisons made herein generally refer to the six months ended June 30, 2016 compared with the six months ended June 30, 2015 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Drone Aviation Holding Corp. and, depending on the context, its subsidiaries.

Business Overview

We are focused on the business of the design, development, marketing, and sale of lighter-than air (“LTA”) advanced aersostats, tethered drones, and land-based intelligence, surveillance, and reconnaissance (“ISR”) solutions. We are focused on the development of tethered aerostats known as the Winch Aerostat Small Platform (“WASP”), as well as certain other tethered drone products including the WATT electric tethered drone launched on March 2, 2015 and Bolt heavy lift, higher altitude tethered drone launched July 13, 2016. The WATT is our first model of a new line of commercial-grade electric tethered drones designed to provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high-strength, armored tether.

Recent Transactions and Events

☐	On July 13, 2016, we announced that Bolt, our next generation heavy lift, higher altitude tethered drone designed for persistent missions, would be unveiled at the ADS Warrior Expo East on July 14, 2016.
☐	On June 22, 2016, we announced that our tethered drones are in compliance with the historic, new United States Federal Aviation Administration commercial drone regulations.
☐	On May 4, 2016, we announced that Lieutenant General Michael T. Flynn (Ret.) was appointed as Vice Chairman.
☐	On May 2, 2016, we announced the Jay H. Nussbaum was appointed Chief Executive Officer.
☐	On April 13, 2016, we announced that the WATT tethered drone completed its first nighttime flight test operation.

Results of Operations

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Revenues:  Revenues of $484,000 for the quarter ended June 30, 2016 increased $416,000 or 616% from $68,000 for the same period in 2015. Sources of revenue were derived primarily from aerostat products, refurbishments and accessories. In the second quarter of 2015, the Company primarily focused resources on continued development of the WATT product line, which continued through the second quarter of 2016.

Cost of Goods Sold and Gross Profit:  Cost of goods sold of $176,000 for the quarter ended June 30, 2016 increased $150,000 or 564% from $26,000 for the same period in 2015. Costs included material, parts and labor associated with the sale of aerostat products, refurbishments and accessories. The resulting gross profit for the quarter ended June 30, 2016 of $308,000 was an increase of $267,000 or 649% from the $41,000 gross profit for the same quarter of 2015.  Gross profit margins were 64% and 61% for the quarters ended June 30, 2016 and 2015, respectively.

Operating Expenses:  Operating expenses primarily consist of general and administrative expenses.  General and administrative expenses decreased $469,000 or 16% to $2,459,000 in the quarter ended June 30, 2016 from $2,928,000 for the same period in 2015, primarily due to an approximate $662,000 reduction attributable to non-cash stock compensation expense related to stock grants in 2015, partially offset by increased research and development costs of $143,000 and increased salaries and benefit costs of $44,000.

Loss from Operations:  Loss from operations for the quarter ended June 30, 2016 decreased $735,000 or 25% to $2,151,000 from loss from operations of $2,886,000 for the same period in 2015, primarily due to factors discussed above.

Other Income and Expense:  Total other income for the quarter ended June 30, 2016 primarily consisted of a gain on the settlement of the make whole provision of the 2015 Adaptive Flight asset acquisition described in Note 5 of the Notes to Interim Unaudited Consolidated Financial Statements. Interest expense of $140 increased $7 in the second quarter of 2016 from $133 in 2015.

Net Loss: Net loss decreased $747,000 or 26% to $2,140,000 for the second quarter of 2016 from net loss of $2,887,000 for the same period in 2015.  This decreased loss is due to factors discussed above.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Revenues:  Revenues of $927,000 for the six months ended June 30, 2016 increased $844,000 or 1,020% from $83,000 for the same period in 2015.   Sources of revenue were derived primarily from aerostat products, refurbishments and accessories. In the first half of 2015, the Company primarily focused resources on continued development of the WATT product line, which continued through the first half of 2016.

Cost of Goods Sold and Gross Profit:  Cost of goods sold of $309,000 for the six months ended June 30, 2016 increased $274,000 or 796% from $35,000 for the same period in 2015. Costs included material, parts and labor associated with the sale of aerostat products, refurbishments and accessories. The resulting gross profit for the six months ended June 30, 2016 of $618,000 was an increase of $570,000 or 1,180% from the $48,000 gross profit for the same period of 2015.  Gross profit margins were 67% and 58% for the six months ended June 30, 2016 and 2015, respectively.

Operating Expenses:  Operating expenses primarily consist of general and administrative expenses.  General and administrative expenses increased $140,000 or 4% to $4,009,000 in the six months ended June 30, 2016 from $3,869,000 for the same period in 2015. The increase in general administrative expenses was due primarily to an increase in research and development costs of $217,000, salaries and benefits of $136,000, marketing and promotions of $51,000, rent and utilities of $23,000, and fees and licenses of $10,000 offset by a $314,000 decrease in Board of Directors expense related to a 2015 stock grant.

Loss from Operations:  Loss from operations for the six months ended June 30, 2016 decreased $429,000 or 11% to $3,391,000 from loss from operations of $3,820,000 in 2015, primarily due to factors discussed above.

Other Income and Expense:  Total other expense primarily consists of gain on the settlement of the make whole provision of the 2015 Adaptive Flight asset acquisition. Total other expenses related to interest expense of $280 increased $14 in the first half of 2016 from $266 in 2015.

Net Loss: Net loss decreased $441,000 or 12% to $3,380,000 from loss from operations of $3,821,000 in 2015, primarily due to factors discussed above.

Liquidity and Capital Resources

As of June 30, 2016, the Company had approximately $1,112,000 cash compared to approximately $2,660,000 cash at December 31, 2015, a decrease of $1,548,000 which was primarily used in operating activities. As of June 30, 2016, the Company had accounts receivable of approximately $480,000 compared to approximately $83,000 accounts receivable at December 31, 2015, an increase of $397,000, which was the result of increased sales activity in the first half of 2016.

The Company had total current assets of approximately $1,802,000 and total current liabilities of approximately $201,000 for working capital of $1,601,000 at June 30, 2016 compared to total current assets of approximately $2,917,000 and total current liabilities of approximately $366,000 for working capital of approximately $2,551,000 at December 31, 2015.

We have historically financed our operations through operating revenues and sales of equity securities to accredited investors. While we currently believe we have sufficient capital and access to capital to continue our operations for the next 12 months, we can give no assurances regarding our future liquidity. We may incur significant expenses in implementing our growth plan, and we could deplete our cash and working capital more rapidly than expected, which could result in our need to curtail our operations.

Sources and Uses of Cash

	Six Months Ended June 30,
	2016	2015
Cash flows (used in) operating activities	$(1,537,000)	$(1,179,000)
Cash flows (used in) investing activities	(11,000)	(64,000)
Cash flows provided by financing activities	-	986,000
Net (decrease) in cash and cash equivalents	$(1,548,000)	$(257,000)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2016 was approximately $1,537,000, which was a decrease in operating cash flow of approximately $358,000 from $1,179,000 net cash used in operating activities during the same six months of 2015. The net loss of approximately $3,380,000 for the first six months of 2016 was $441,000 less than the same period of 2015, which was approximately $3,821,000. In addition to the decreased net loss, the Company recognized approximately $359,000 less non-cash stock based compensation in the first six months of 2016 and carried $408,000 more accounts receivable than the period ending June 30, 2015 as a result of the increased sales activity in the first half of 2016.

Investing Activities:

Net cash used in investing activities was $11,000 and $64,000 during the six months ended June 30, 2016 and 2015, respectively, which in each case was related to purchase of shop machines and equipment, computers and electronics and furniture and equipment.

Financing Activities:

There were no financing activities during the first six months of 2016. Financing activities during the first half of 2015 were comprised of cash proceeds totaling $986,000 from issuance of Series G preferred stock.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that materially effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 4, 2016. As disclosed therein, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of tethered aerostats, refurbishments, accessories, spare parts and delivery and installation of aerostats.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At June 30, 2016 and December 31, 2015, the Company deemed no accounts receivable as uncollectible.

Revenue Recognition and Unearned Revenue:

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. We record unearned revenue as a liability and the associated costs of sales as work in process inventory. There is a balance of $480,000 in accounts receivable at June 30, 2016 for sales on account and no balance in unearned revenue.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MacroSolve, Inc. v Newegg Inc. (U.S.D.C. E.D. TX) Case No. 6:12-cv-46-MSS-KNM

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, on January 30, 2012, MacroSolve filed suit against Newegg in the United States District Court for the Eastern District of Texas alleging infringement of one or more claims of United States Patent #7,822,816 (the “‘816 Patent”). On March 7, 2014, the United States Patent and Trademark Office (“USPTO”) sent MacroSolve an office action related to an ex parte reexamination of the ‘816 Patent, which rejected all the claims in the ‘816 Patent (the “USPTO Office Action”). As a result of the USPTO Office Action, on March 31, 2014, MacroSolve dismissed its patent enforcement case against Newegg with prejudice. On April 6, 2015, the court denied a motion by Newegg for recovery of its legal fees of approximately $400,000 from MacroSolve. On April 24, 2015, Newegg filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit, which issued an opinion on February 9, 2016 affirming the district court’s denial of Newegg’s motion to recover its legal fees. On May 9, 2016, Newegg filed a Petition for a Writ of Certiorari with the United States Supreme Court. On June 13, 2016, the United States Supreme Court issued an order denying that petition. Consequently, MacroSolve prevailed in this matter.

Banco Popular North America. v Aerial Products Corporation d/b/a Southern Balloon Works, et al. (Fourth Judicial Circuit Court, Duval County Florida-Civil Division) Case No. 16:2016:CA-003343

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products, Kevin M. Hess, LTAS and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. LTAS and the Company filed an Answer on June 30, 2016. It is our position that neither LTAS nor the Company are continuations of Aerial Products and we have denied all allegations made by Banco and will vigorously defend that position. The Company has not recorded any contingent liability expense because the incurrence of loss is considered remote. Settlement discussions between Mr. Hess and Banco are ongoing.

Other than as set forth above, there are no material claims, actions, suits, proceedings, inquiries, labor disputes or investigations pending.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued a total of 1,450,000 shares of common stock during the three months ended June 30, 2016, on a post-Reverse Split basis, as described below.

The Company issued 50,000 shares of common stock to AFI on June 3, 2016 after all milestones had been met as a requirement of the terms of the Escrow Agreement since the value of the escrowed shares fell below $1,400,000 and triggered a ‘make whole’ provision.

The Company issued 100,000 shares of common stock on April 27, 2016 to newly-appointed Lt. Gen. Flynn for 24 months of service. Lt. Gen. Flynn can earn a pro rata portion of the shares, calculated based on the twenty four-month vesting schedule.

The Company issued 150,000 shares of restricted common stock on May 2, 2016 with monthly vesting provisions to Strategic Advisory Board members, Dr. Philip Frost and Steven Rubin, for 12 month’s services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements.

The Company issued 1,150,000 shares of restricted common stock outside of the 2015 Equity Plan to Jay Nussbaum, Felicia Hess, Daniyel Erdberg, Kendall Carpenter, and Kevin Hess on April 27, 2016 pursuant to Restricted Stock Agreements. The shares will vest upon consummation of a significant equity and/or debt financing at least equal to the November 2015 financing which raised $3,725,000 provided that the holder remains engaged by the Company through the vesting date.

The securities referenced above were offered and sold solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The Exhibits listed in the accompanying Exhibit Index are filed, furnished herewith, or incorporated by reference as part of this Quarterly Report on Form 10-Q, in each case as set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRONE AVIATION HOLDING CORP.

Date: July 29, 2016	By:	/s/ JAY H. NUSSBAUM
Jay H. Nussbaum
Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2016	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated April 30, 2014, by and between MacroSolve, Inc. and Drone Aviation Holding Corp.	8-K	5/5/14	2.1	333-150332
2.2	Articles of Merger filed with the Secretary of State of the State of Nevada on April 30, 2014	8-K	5/5/14	2.2	333-150332
2.3	Certificate of Merger issued by the Secretary of State of the State of Oklahoma on April 30, 2014	8-K	5/5/14	2.3	333-150332
3.1	Articles of Incorporation of Drone Aviation Holding Corp., dated April 17, 2014	8-K	5/5/14	3.1	333-150332
3.2	Certificate of Amendment to Articles of Incorporation of Drone Aviation Holding Corp., dated October 29, 2015	8-K	10/30/15	3.1	333-150332
3.3	Bylaws of Drone Aviation Holding Corp.	8-K	5/5/14	3.6	333-150332
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	5/5/14	3.2	333-150332
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	5/5/14	3.3	333-150332
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock	8-K	5/5/14	3.4	333-150332
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	5/5/14	3.5	333-150332
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock	8-K	6/5/14	3.1	333-150332
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/5/14	3.2	333-150332
3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/3/15	3.3	333-150332
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	8/28/14	3.1	333-150332
3.12	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	6/3/15	3.4	333-150332
3.13	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.1	333-150332

3.14	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.2	333-150332
10.1*	Amendment No. 2 to Employment Agreement, dated April 27, 2016, by and between Drone Aviation Holding Corp. and Kevin Hess	10-Q	4/29/16	10.1	333-150332
10.2*	Employment Agreement, dated April 27, 2016, by and between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	4/29/16	10.2	333-150332
10.3*	Amendment No. 1 to Employment Agreement, dated April 27, 2016, by and between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	4/29/16	10.3	333-150332
10.4*	Amendment No. 2 to Employment Agreement, dated April 27, 2016, by and between Drone Aviation Holding Corp. and Daniyel Erdberg	10-Q	4/29/16	10.4	333-150332
10.5*	Amendment No. 2 to Employment Agreement, dated April 27, 2016, by and between Drone Aviation Holding Corp. and Felicia Hess	10-Q	4/29/16	10.5	333-150332
10.6*	Director Agreement, dated April 27, 2016, by and between Drone Aviation Holding Corp. and Lt. General Michael T. Flynn (R)	10-Q	4/29/16	10.6	333-150332
10.7*	Form of Restricted Stock Agreement (effective April 27, 2016)	__	__	__	__	X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X
32**	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X
99	Resignation, Chief Executive Officer Position, Drone Aviation Holding Corp., dated April 27, 2016, by Kevin Hess	10-Q	4/29/16	99.1	333-150332
101INS***	XBRL Instance Document	__	__	__	__	X
101SCH***	XBRL Taxonomy Extension Schema Document	__	__	__	__	X
101CAL***	XBRL Taxonomy Calculation Linkbase Document	__	__	__	__	X
101LAB***	XBRL Taxonomy Labels Linkbase Document	__	__	__	__	X
101PRE***	XBRL Taxonomy Presentation Linkbase Document	__	__	__	__	X
101DEF***	XBRL Taxonomy Extension Definition Linkbase Document	__	__	__	__	X

* Indicates management contract or compensatory plan or arrangement.

** Furnished herewith.

*** These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this report.