Form 10-Q
period 2016-09-30
DRONE AVIATION HOLDING CORP.
filed 2016-11-14
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of November 14, 2016 was 8,807,220.

DRONE AVIATION HOLDING CORP.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited)	F-1
	Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	F-1
	Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015 (Unaudited)	F-2
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited)	F-3
	Notes to Interim Unaudited Consolidated Financial Statements	F-4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	7
ITEM 4.	Controls and Procedures	7

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	8
ITEM 1A.	Risk Factors	8
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
ITEM 3.	Defaults Upon Senior Securities	9
ITEM 4.	Mine Safety Disclosures	9
ITEM 5.	Other Information	9
ITEM 6.	Exhibits	9

SIGNATURES		10

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	9/30/2016	12/31/2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,619,470	$2,659,734
Accounts receivable - trade	2,210	83,288
Inventory, net	354,364	118,795
Prepaid expenses and deposits	91,284	55,624
Total current assets	4,067,328	2,917,441

PROPERTY AND EQUIPMENT, at cost:	177,390	163,291
Less - accumulated depreciation	(52,127)	(26,995)
Net property and equipment	125,263	136,296

OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets, net	1,362,667	1,460,000
Total other assets	1,462,466	1,559,799
TOTAL ASSETS	$5,655,057	$4,613,536

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$501,747	$242,257
Accounts payable due to related party	-	6,000
Deferred revenue	-	7,896
Note Payable - Oklahoma Technology Commercialization Center- Current	-	110,000
Total current liabilities	501,747	366,153

LONG TERM LIABILITIES:
Convertible Notes Payable - Series 2016, net of discount of $2,392,152	607,848	-
Derivative Liability	2,394,950	-
TOTAL LIABILITIES	$3,504,545	$366,153

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares; 100,100 and 101,100 shares issued and outstanding, at September 30, 2016 and December 31, 2015, respectively	$10	$10
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares; 0 shares issued and outstanding, at September 30, 2016 and December 31, 2015, respectively	-	-
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares; 0 shares issued and outstanding, at September 30, 2016 and December 31, 2015, respectively	-	-
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares; 0 and 73,387 shares issued and outstanding, at September 30, 2016 and December 31, 2015, respectively	-	7
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares; 0 and 2,000,000 shares issued and outstanding, at September 30, 2016 and December 31, 2015, respectively	-	200
Convertible Preferred stock, Series E, $.0001 par value; authorized 5,400,000 shares; 0 shares issued and outstanding, at September 30, 2016 and December 31, 2015, respectively	-	-
Convertible Preferred stock, Series F, $.0001 par value; authorized 3,300,999 shares; 0 and 1,999,998 shares issued and outstanding, at September 30, 2016 and December 31, 2015, respectively	-	200
Convertible Preferred stock, Series G, $.0001 par value; authorized 8,000,000 shares; 0 and 2,000,0000 shares issued and outstanding, at September 30, 2016 and December 31, 2015, respectively	-	200
Common stock, $.0001 par value; authorized 300,000,000 shares; 8,807,220 and 5,125,585 shares issued and outstanding, at September 30, 2016 and December 31, 2015, respectively	881	513
Additional paid-in capital	20,402,586	15,385,523
Accumulated Deficit	(18,252,965)	(11,139,270)
Total stockholders' equity	2,150,512	4,247,383
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,655,057	$4,613,536

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015

Revenues	$146,208	$108,548	$1,073,672	$191,356

Cost of good sold	64,651	66,884	374,112	101,429

Gross profit	81,557	41,664	699,560	89,927

General and administrative expense	3,887,052	1,623,079	7,896,130	5,491,800

Loss from operations	(3,805,495)	(1,581,415)	(7,196,570)	(5,401,873)

Other income (expense)
Gain on settlement of make whole provision	-	-	11,000	-
Debt forgiveness	75,000	-	75,000	-
Derivative Gain	24	-	24	-
Interest expense	(2,869)	(138)	(3,149)	(404)

Total other income (expense)	72,155	(138)	82,875	(404)

NET LOSS	$(3,733,340)	$(1,581,553)	$(7,113,695)	$(5,402,277)

Deemed dividend on Series G convertible preferred stock	-	-	-	80,000

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,733,340)	$(1,581,553)	$(7,113,695)	$(5,482,277)

Weighted average number of common shares outstanding - basic and diluted	6,977,777	2,043,047	6,285,681	1,459,545

Basic and diluted net loss per share	$(0.54)	$(0.77)	$(1.13)	$(3.76)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30,	9/30/2016	9/30/2015
OPERATING ACTIVITIES:
Net loss	$(7,113,695)	$(5,402,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	25,132	10,809
Amortization expense of intangible assets	97,333	29,699
Amortization expense of debt discount	2,822	-
Gain on settlement of make whole provision	(11,000)	-
Gain on derivative liability	(24)	-
Gain on settlement of debt	(75,000)	-
Stock based compensation	4,866,324	3,476,723
Recovery of inventory allowance	(15,383)
Changes in current assets and liabilities:
Accounts receivable	81,078	26,199
Inventory	(220,186)	(193,870)
Prepaid expenses and other current assets	(35,660)	(16,344)
Accounts payable and accrued expense	420,990	111,430
Due from related party	(7,896)	(2,181)
Deferred revenue	(6,000)	129,575

Net cash used in operating activities	(1,991,165)	(1,830,237)

INVESTING ACTIVITIES:
Cash paid on asset acquisition	-	(200,000)
Cash paid on furniture and equipment	(14,099)	(89,912)

Net cash used in investing activities	(14,099)	(289,912)

FINANCING ACTIVITIES:
Cash repayment on OTCC loan	(35,000)	-
Proceeds from Convertible Notes Payable Series 2016	3,000,000	-
Series G preferred stock issued for cash	-	985,725

Net cash provided by financing activities	2,965,000	985,725

NET INCREASE (DECREASE) IN CASH	959,736	(1,134,424)

CASH, beginning of period	2,659,734	1,369,896

CASH, end of period	$3,619,470	$235,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the nine months ended September 30:
Interest	$3,149	$404

Noncash investing and financing activities for the nine months ended September 30:
Common Stock issued for adaptive flight asset make whole provision	$150,500	$-
Conversion of Series A preferred stock to common stock	$-	$44
Conversion of Series C preferred stock to common stock	$18	$8
Conversion of Series D preferred stock to common stock	$5	$35
Conversion of Series E preferred stock to common stock	$-	$5
Conversion of Series F preferred stock to common stock	$5	$-
Conversion of Series G preferred stock to common stock	$5	$-
Asset acquisition for stock	$-	$1,260,000
Derivative liability on reset provision of Convertible Notes Payable Series 2016	$2,394,974	$-
Stock Issued for November 2015 PIPE Investors as consent Shares	$50	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Drone Aviation Holding Corp.

Notes to Interim Unaudited Consolidated Financial Statements

For the Period Ended September 30, 2016

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

Inventories are stated at the lower of cost or market using the first-in, first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company regularly reviews inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. If the review indicates a reduction in utility below carrying value, inventory is reduced to a new cost basis through a charge to cost of goods sold. Allowance for slow moving items decreased $15,383 due to the sale of an aerostat launcher. Inventory consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Raw materials inventory	$41,686	$26,358
Work in process inventory	67,116	3,817
Finished goods inventory	248,768	107,209
Less valuation allowance	(3,206)	(18,589)
Total	$354,364	$118,795

4.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software and leasehold improvements.   During the nine months ended September 30, 2016, the Company invested $6,140 in shop machinery and equipment, $4,981 in computers and electronics and $2,978 in office furniture and fixtures. Depreciation expense was $25,132 and $10,809 for the nine months ended September 30, 2016 and 2015, respectively. Property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Shop machinery and equipment	$87,029	$80,889
Computers and electronics	33,892	28,911
Office furniture and fixtures	36,955	33,977
Leasehold improvements	19,514	19,514
	177,390	163,291
Less - accumulated depreciation	(52,127)	(26,995)
	$125,263	$136,296

5.	INTANGIBLE ASSETS

On July 20, 2015, the Company entered into an asset purchase agreement to acquire exclusive commercial software licenses for the “GUST” (Georgia Tech UAV Simulation Tool) autopilot system from Adaptive Flight, Inc. (“AFI”) Through the purchase of the assets of privately held AFI, the Company assumed transferable licenses from the Georgia Tech Research Corporation, which included flight simulation tools and fault tolerant flight control algorithms. In addition, the Company acquired AFI’s dedicated flight computer and additional related hardware and airframes. The Company paid $100,000 in immediately available funds and $100,000 to be held in escrow. In addition, the Company issued 150,000 shares of unregistered common stock valued at $8.40 per share on the date of agreement, to be held in escrow.

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

On June 3, 2016, the Integration Plan was deemed to be completed. At June 3, 2016, the value of the 150,000 shares was $3.01 per share, or $451,150. The additional liability was reduced to $150,500 for the cost of 50,000 shares at $3.01 per share. The Company recorded the $11,000 reduction in the additional liability through the statement of operations at June 3, 2016. The Company began amortizing the $1,460,000 of purchased assets over a sixty month period on June 3, 2016 in the amount of $24,333 per month. Total amortization expense for the nine months ended September 30, 2016 was $97,333. The Company and AFI instructed the Escrow Agent to disburse the cash and 150,000 shares of stock. The Company issued an additional 50,000 shares valued at $150,500 as described above.

The asset acquisition did not qualify as a business combination under FASB ASC 805-10 and has been accounted for as a regular asset purchase.

6.	CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

On September 29, 2016, the Company issued Convertible Promissory Notes Series 2016 due October 1, 2017 in the aggregate principal amount of $3,000,000 in a private placement to the Chairman of the Board and the Chairman of the Strategic Advisory Board of the Company. The notes bear interest at a rate of six percent (6%) per annum. The Company may prepay the notes at any time without penalty. If the Company does not prepay a note in full or the holder does not convert the note before the maturity date, the Company may pay the outstanding principal amount and any accrued and unpaid interest on the maturity date with cash or with common stock or through a combination of cash and stock at the Company’s discretion. The conversion price of the notes is the lesser of $3.00 per share or eight-five percent (85%) of the lowest per share purchase price of common stock in the next sale of common stock in which the Company receives gross proceeds of an amount greater than or equal to $3,000,000.

Under ASC 815, these notes require liability classification and must be measured at fair value at the end of each reporting period.

As defined in FASB ASC 820, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

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

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of September 30, 2016	$0	$0	$2,394,950	$2,394,950
Derivative liabilities as of December 31, 2015	$0	$0	$0	$0

The following table represents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2016:

Fair value of derivative liabilities as of December 31, 2015	$0
Fair value of derivative liability at September 29, 2016 recorded as debt discount	2,394,974
Change in fair value of derivative liabilities	(24)
Fair value of derivative liabilities as of September 30, 2016	$2,394,950

The amortization of the debt discount is $2,822 for the nine months ended September 30, 2016. The $3,000,000 payable associated with the Convertible Promissory Notes Series 2016 due October 1, 2017 as of September 30, 2016 is $607,484, which is net of a $2,392,152 debt discount.

7.	SHAREHOLDERS’ EQUITY

On October 29, 2015, a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

The Company issued a total of 3,681,635 shares of common stock during the nine months ended September 30, 2016, as described below:

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

The Company issued 50,000 shares of restricted common stock to AFI, as discussed above in Note 5, after all milestones had been met as a requirement of the terms of the Escrow Agreement because the value of the escrowed shares fell below $1,400,000 and triggered a “make whole” provision.

The Company issued 100,000 shares of restricted common stock with monthly vesting provisions to a newly-appointed director, Lt. Gen. Michael T. Flynn, for 24 months of services. Lt. Gen. Flynn can earn a pro rata portion of the shares, calculated based on the twenty four-month vesting schedule. The Company recognized a total of $60,495 expense for the pro rata portion of shares earned by Lt. Gen. Flynn during the nine months ended September 30, 2016.

The Company issued 150,000 shares of restricted common stock with monthly vesting provisions to Strategic Advisory Board members, Dr. Philip Frost and Steven Rubin, for 12 months of services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. The Company recognized a total of $211,890 expense for the pro rata portion of shares earned by the two members during the nine months ended September 30, 2016.

The Company issued 1,150,000 shares of restricted common stock outside of the 2015 Equity Plan to Jay Nussbaum, Felicia Hess, Daniyel Erdberg, Kendall Carpenter, and Kevin Hess pursuant to Stock Award Agreements. The shares will vest upon consummation of a significant equity and/or debt financing at least equal to the November 2015 financing which raised $3,725,000 provided that the holder remains engaged by the Company through the vesting date. Stock based compensation of $3,346,615 was recognized during the nine months ended September 30, 2016 as the shares became fully vested on September 29, 2016 by resolution of the Board of Directors that the issuance of the Convertible Promissory Notes Series 2016 due October 1, 2017 qualified as such a significant financing.

On September 29, 2016, the Company issued 496,667 shares of restricted common stock to twelve investors that were party to the November 2015 private placement, pursuant to the purchase agreement for such private placement. These investors purchased stock at $5.00 per share and under the purchase agreement received twelve months of price protection. The Convertible Promissory Notes Series 2016 due October 1, 2017 included a $3.00 per share conversion factor, thereby triggering the price protection feature.

On September 26, 2016, the Company issued 1,374,000 shares of restricted common stock outside of the 2015 Equity Plan to Jay Nussbaum, Felicia Hess, Daniyel Erdberg, Kendall Carpenter, Reginald Brown and Lt. Gen. Michael Flynn pursuant to Stock Award Agreements. The shares will vest upon consummation of a significant equity and/or debt financing from which the Company receives gross proceeds of at least $5,000,000 provided that the holder remains engaged by the Company through the vesting date. Stock based compensation of $28,808 was recognized during the nine months ended September 30, 2016

The Company issued 25,000 shares of restricted common stock to a member of the Strategic Advisory Board for services which were immediately vested and recorded at the fair market value of $82,722.

On June 1, 2015, the Company issued 50,000 shares of restricted common stock with monthly vesting provisions to the Chairman of the Board for twenty-four months of services pursuant to a Director Agreement. The Chairman can earn a pro rata portion of the shares, calculated on a twenty-four month vesting period, in the event the Chairman relinquishes his position and Board seat prior to the expiration date of the Director Agreement. The Company recognized a total of $202,500 expense for the portion of such shares earned by the Chairman during the nine months ended September 30, 2016.

On September 4, 2015, the Company issued 450,000 shares of restricted common stock to four management employees and one director pursuant to stock award agreements. The shares will vest upon consummation of a $4,000,000 equity or debt financing provided that the holder remains engaged by the Company through the vesting date. Stock based compensation of $604,440 was recognized during the nine months ended September 30, 2016 based on management’s estimate that the shares would be fully vested by February 4, 2016, when the Board deemed vesting occurred with the issuance of $4,000,000 in common stock on November 20, 2015.

8.	PREFERRED STOCK

On October 29, 2015, a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

All of the preferred stock of the Company is convertible into common shares. The Series A and Series C stock conversion ratio is 1 to 2.5 common shares. The Series B, B-1, D, E, F and G stock conversion ratio is 1 to 0.025 common shares. All preferred stock has voting rights equal to the number of shares it would have on an ‘as if converted’ basis subject to any ownership limitations governing such preferred shares. All preferred stock is entitled to dividends rights equal to the number of shares it would have on an “as if converted” basis. None of the preferred stock is redeemable, participating nor callable.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

During the nine months ended September 30, 2016, one investor who held Series A preferred stock converted a total of 1,000 shares of Series A preferred stock for an aggregate of 2,500 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages. During the same period, two investors who held Series C preferred stock converted a total of 73,387 shares of Series C for an aggregate of 183,468 shares of restricted common stock, one investor who held Series D preferred stock converted a total of 2,000,000 shares of Series D for an aggregate of 50,000 shares of restricted common stock, one investor who held Series F preferred stock converted a total of 1,999,998 shares of Series F for an aggregate of 50,000 shares of restricted common stock, and two investors who held Series G preferred stock converted a total of 2,000,000 shares of Series G for an aggregate of 50,000 shares of restricted common stock, all in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

9.	EMPLOYEE STOCK OPTIONS

On October 29, 2015, a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

On April 27, 2016, the Company issued 50,000 options from the 2015 Equity Plan to two employees for services provided. These options immediately vested and were granted with an exercise price of $2.91, which was the closing price of the Company’s common stock on the grant date, and expiration date of April 27, 2019.

On July 28, 2016, the Company issued 5,000 options from the 2015 Equity Plan to one employee as an employment bonus. These options were immediately vested and were granted with an exercise price of $3.77, which was the closing price of the Company’s common stock on the grant date, and the expiration date of July 28, 2019.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 55,000 options granted during the nine months ended September 30, 2016.

The following table summarizes the assumptions used to estimate the fair value of the 55,000 stock options granted during the nine months ended September 30, 2016 on the date of grant.

2016

Expected dividend yield	0%
Expected volatility	108%
Risk-free interest rate	0.93%
Expected life of options	3 years

Under the Black-Scholes option pricing model, the fair value of the 55,000 options granted during the nine months ended September 30, 2016 is estimated at $107,941 on the date of grant. During the nine months ended September 30, 2016, $107,941 compensation expense was recognized on these 55,000 options.

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

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 37,500 stock-based awards that continue to vest during the nine months ended September 30, 2016.

The following table summarizes the assumptions used to estimate the fair value of the 37,500 stock options granted during 2015 on the date of grant:

2015

Expected dividend yield	0%
Expected volatility	129%
Risk-free interest rate	0.79 – 1.05%
Expected life of options	2.43 – 3.43 years

Under the Black-Scholes option price model, fair value of the 37,500 options granted during 2015 is estimated at $293,954 on the date of grant. During the nine months ended September 30, 2016, $101,141 compensation expense was recognized on these 37,500 options.

The following table represents stock option activity as of and for the period ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2015	392,500	$6.19	2.62
Exercisable – December 31, 2015	355,000	$5.70	2.55	$0
Granted	55,000	$2.99
Exercised or Vested	–	$0.00
Cancelled or Expired	–	$0.00
Outstanding – September 30, 2016	447,500	$5.80	1.96	$0
Exercisable – September 30, 2016	422,500	$5.50	1.92	$24,000

10.	WARRANTS

On October 29, 2015, a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

On April 27, 2016, under the 2015 Equity Plan, the Company issued warrants to purchase 60,000 shares of the Company's common stock to four consultants for services provided. These warrants immediately vested and were granted with an exercise price of $2.91, which was the closing price of the Company’s common stock on the grant date, and expiration date of April 27, 2019.

The Company used the Black-Scholes warrant pricing model to estimate the fair value on the vesting date of the 60,000 warrants granted during the nine months ended September 30, 2016.

The following table summarizes the assumptions used to estimate the fair value of the 60,000 warrants granted during the nine month ended September 30, 2016 on the date of vesting.

2016

Expected dividend yield	0%
Expected volatility	108%
Risk-free interest rate	0.99%
Expected life of warrants	3.0 years

Under the Black-Scholes warrant pricing model, fair value of the 60,000 warrants granted during the nine months ended September 30, 2016 is estimated at $114,779 on the date of vesting. During the nine months ended September 30, 2016, $114,779 compensation expense was recognized on these 60,000 warrants.

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

The Company used the Black-Scholes warrant pricing model to estimate the fair value on the re-measurement dates of the 30,000 warrants that continue to vest during the nine months ended September 30, 2016.

The following table summarizes the assumptions used to estimate the fair value of the 30,000 warrants granted during 2015 as of re-measurement dates:

2016

Expected dividend yield	0%
Expected volatility	105 - 108%
Risk-free interest rate	0.73%
Expected life of warrants	1.69 – 2.04 years

Under the Black-Scholes warrant pricing model, fair value of the 30,000 warrants granted during 2015 is estimated at $25,108 as of re-measurement dates. During the nine months ended September 30, 2016, $4,985 compensation expense was recognized on these 30,000 warrants.

The following table represents warrant activity as of and for the period ended September 30, 2016:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2015	134,209	$23.87	3.66
Exercisable – December 31, 2015	104,209	$27.87	4.01	$0
Granted	60,000	$2.91
Forfeited or Expired	(80)	$404.49
Outstanding – September 30, 2016	194,129	$17.24	2.81	$0
Exercisable – September 30, 2016	181,629	$17.73	2.89	$28,800

11.	OKLAHOMA TECHNOLOGY COMMERCIALIZATION CENTER

At the time of the April 30, 2014 merger between MacroSolve, Inc. (“MacroSolve”) and the Company, MacroSolve had a $110,000 balance on its refundable award from the State of Oklahoma Technology Business Finance Program. On September 23, 2016, the parties agreed to settle the obligation for $35,000 with the balance of $75,000 written off and recorded as debt forgiveness.

12.	COMMITMENTS AND CONTINGENCIES

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products Corporation d/b/a Southern Balloon Works (“Aerial Products”), Kevin M. Hess, LTAS, and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. LTAS and the Company filed an Answer on June 30, 2016. It is the Company’s position that neither LTAS nor the Company are continuations of Aerial Products, and LTAS and the Company have denied all allegations made by Banco and will vigorously defend that position. The Company has not recorded any contingent liability expense because the incurrence of loss is considered remote. Settlement discussions between Mr. Hess and Banco are ongoing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management's Discussion and Analysis (“MD&A”), other than historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the advanced aerostats and tethered drone industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 4, 2016.

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

Growth and percentage comparisons made herein generally refer to the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Drone Aviation Holding Corp. and, depending on the context, its subsidiaries.

Business Overview

We are focused on the business of the design, development, marketing, and sale of lighter-than air (“LTA”) tactical aersostats, tethered drones, and land-based intelligence, surveillance, and reconnaissance (“ISR”) solutions. We develop and produce tethered aerostats known as the Winch Aerostat Small Platform (“WASP”), as well as certain other tethered products including the WATT electric tethered drone launched on March 2, 2015 and BOLT heavy lift, higher altitude tethered drone launched on July 13, 2016. The WATT is our first model of a new line of commercial-grade electric tethered drones designed to provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high-strength, armored tether.

Recent Transactions and Events

☐	On October 19, we announced a U.S. Department of Defense contract award potentially worth approximately $200,000 for integration of advanced communications solutions on WASP tactical aerostats
☐	On October 13, we announced an award to supply WATT electric tethered drones to a U.S. Department of Defense customer. The contract, potentially worth approximately $400,000, is the company’s first customer order for the WATT tethered drones
☐	On October 5, 2016, we announced that we were granted U.S. Patent #9,446,858 for Electric Tethered Aerial Platform and System Technology for Drones
☐	On September 30, 2016, we announced a $3,000,000 private placement of convertible promissory notes
☐	On August 25, 2016, we announced an award from a U.S. Department of Defense prime contractor for equipment and services, including WASP tactical aerostat upgraded sensor integration

Results of Operations

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Revenues:  Revenues of $146,208 for the quarter ended September 30, 2016 increased $37,660 or 35% from $108,548 for the same period in 2015. Sources of revenue were derived primarily from aerostat products, refurbishments and accessories. In the third quarter of 2015, the Company focused its attention and significant resources on continued development of the WATT and BOLT product lines, which continued through the third quarter of 2016.

Cost of Goods Sold and Gross Profit:  Cost of goods sold of $64,651 for the quarter ended September 30, 2016 decreased $2,233 or 3% from $66,884 for the same period in 2015. Costs in both periods included materials, parts and labor associated with the sale of aerostat products, refurbishments and accessories. The product mix in the 2015 period was skewed towards smaller aerostats with lower profit margins. The $81,557 gross profit for the quarter ended September 30, 2016 was an increase of $39,893 or 96% from the $41,664 in gross profit for the same quarter of 2015.  Gross profit margins were 56% and 38% for the quarters ended September 30, 2016 and 2015, respectively.

Operating Expenses:  Operating expenses primarily consist of general and administrative expenses.  General and administrative expenses increased $2,263,973 or 139% to $3,887,052 in the quarter ended September 30, 2016 from $1,623,079 for the same period in 2015. Non-cash stock-based compensation was $2,616,485 for the quarter ended September 30, 2016, an increase of $1,705,618 from $910,867 in the same period in 2015, primarily due to the vesting of the April 2016 stock awards. In the quarter ended September 30, 2016, payroll increased $249,372 primarily due to the compensation effect of vested stock awards grossed up for taxes, research and development increased $191,938, amortization expense increased $64,764 related to assets acquired from AFI in 2015 and fully integrated in 2016 and board of director expenses increased $51,500.

Loss from Operations:  Loss from operations for the quarter ended September 30, 2016 increased $2,224,080 or 141% to $3,805,495 from loss from operations of $1,581,415 for the same period in 2015, primarily due to factors discussed above.

Other Income and Expense:  Total other income for the quarter ended September 30, 2016 consisted primarily of debt forgiveness described in Note 11 of the Notes to Interim Unaudited Consolidated Financial Statements. Interest expense of $2,869, including $2,822 amortization of debt discount charged to interest, increased $2,731 in the third quarter of 2016 from $138 in 2015.

Net Loss: Net loss increased $2,151,787 or 136% to $3,733,340 for the third quarter of 2016 from net loss of $1,581,553 for the same period in 2015.  The decrease in net loss was due to factors discussed above.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Revenues:  Revenues of $1,073,672 for the nine months ended September 30, 2016 increased $882,316 or 461% from $191,356 for the same period in 2015.   Sources of revenue were derived primarily from Department of Defense award contracts for aerostat products, refurbishments and accessories, a trend which is expected to continue at least through the end of 2016. In the first nine months of 2015, the Company primarily focused its attention and resources on product deliveries, as well as continued development of the WATT and BOLT product lines which continues in 2016.

Cost of Goods Sold and Gross Profit:  Cost of goods sold of $374,112 for the nine months ended September 30, 2016 increased $272,683 or 269% from $101,429 for the same period in 2015. Costs included materials, parts and labor associated with the fulfilment of Department of Defense award contracts for aerostat products, refurbishments and accessories. The product mix in the 2015 period was skewed towards smaller aerostats with lower profit margins. The $699,560 in gross profit for the nine months ended September 30, 2016 was an increase of $609,633 or 678% from the $89,927 in gross profit for the same period of 2015.  Gross profit margins were 65% and 47% for the nine months ended September 30, 2016 and 2015, respectively.

Operating Expenses:  Operating expenses primarily consist of general and administrative expenses.  General and administrative expenses increased $2,404,330 or 44% to $7,896,130 in the nine months ended September 30, 2016 from $5,491,800 for the same period in 2015. Non-cash stock based compensation was $4,866,324 for the nine months ended September 30, 2016, an increase of $1,389,601 from $3,476,723 in the same period in 2015, primarily due to the vesting of the September 2015 and April 2016 stock awards. In the nine months ended September 30, 2016, payroll increased $387,939 primarily due to the compensation effect of vested stock awards grossed up for taxes, research and development increased $409,020, amortization expense increased $67,635 related to assets acquired from AFI in 2015 and fully integrated in 2016, travel expenses increased $43,173 and board of director expenses increased $40,500.

Loss from Operations:  Loss from operations for the nine months ended September 30, 2016 increased $1,794,697 or 33% to $7,196,570 from loss from operations of $5,401,873 in 2015, primarily due to factors discussed above regarding the nine months ended September 30, 2016 compared to the same period in 2015.

Other Income and Expense:  Total other income for the nine months ended September 30, 2016 primarily consisted of debt forgiveness described in Note 11 of the Notes to Interim Unaudited Consolidated Financial Statements. Interest expense of $3,149, including $2,822 amortization of debt discount charged to interest, increased $2,745 in the nine months ended September 30 2016 from $404 for the same period in 2015.

Net Loss: Net loss increased $1,711,418 or 32% to $7,113,695 from loss from operations of $5,402,277 in 2015, primarily due to factors discussed above regarding the nine months ended September 30, 2016 compared to the same period in 2015.

Liquidity and Capital Resources

As of September 30, 2016, the Company had $3,619,470 in cash compared to $2,659,734 in cash at December 31, 2015, an increase of $959,736. As of September 30, 2016, the Company had accounts receivable of $2,210 compared to $83,288 at December 31, 2015, a decrease of $81,078, resulting from increased collections in the first nine months of 2016.

The Company had total current assets of $4,067,328 and total current liabilities of $501,747, or working capital of $3,565,581 at September 30, 2016 compared to total current assets of $2,917,441 and total current liabilities of $366,153, or working capital of $2,551,288 at December 31, 2015.

We have historically financed our operations through operating revenues and sales of equity and convertible debt securities to accredited investors. While we currently believe we have sufficient capital and access to capital to continue our operations for the next 12 months, we can give no assurances regarding our future liquidity. We may incur significant expenses in implementing our growth plan, and we could deplete our cash and working capital more rapidly than expected, which could result in our need to curtail our operations.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2016	2015
Cash flows (used in) operating activities	$(1,991,165)	$(1,830,237)
Cash flows (used in) investing activities	(14,099)	(289,912)
Cash flows provided by financing activities	2,965,000	985,725
Net increase (decrease) in cash and cash equivalents	$959,736	$(1,134,424)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2016 was $1,991,165, which was an increase in operating cash flow of $160,928 from $1,830,237 net cash used in operating activities during the same nine months of 2015. The net loss of $7,113,695 for the first nine months of 2016 was $1,711,418 greater than the same period of 2015, which was $5,402,277. In addition to the increased net loss, the Company recognized $1,389,601 more non-cash stock-based compensation in the first nine months of 2016 and carried $54,879 more accounts receivable and $309,560 more accounts payable and accrued liabilities than the period ending September 30, 2015 as a result of the increased sales activity in the first nine months of 2016.

Investing Activities:

Net cash used in investing activities was $14,099 and $289,912 during the nine months ended September 30, 2016 and 2015, respectively, which in each case was related to purchase of shop machines and equipment, computers and electronics and furniture and equipment and $200,000 in 2015 for cash paid on asset acquisition.

Financing Activities:

Financing activities during the first nine months of 2016 included $3,000,000 in proceeds from the issuance of convertible notes payable offset by $35,000 paid to satisfy the delinquent Oklahoma Technology Commercialization Center loan. Financing activities during the first nine months of 2015 were comprised of cash proceeds totaling $985,725 from issuance of Series G preferred stock.

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

Accounts Receivable and Credit Policies:

Trade accounts receivable consist of amounts due from the sale of tethered aerostats, refurbishments, accessories, spare parts and delivery and installation of aerostats.  Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At September 30, 2016 and December 31, 2015, the Company deemed no accounts receivable as uncollectible.

Revenue Recognition and Unearned Revenue:

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. We record unearned revenue as a liability and the associated costs of sales as work in process inventory. There is a balance of $2,210 in accounts receivable at September 30, 2016 for sales on account and no balance in unearned revenue.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued a total of 1,895,667 shares of common stock during the three months ended September 30, 2016, as described below:

●	On September 29, 2016, the Company issued 496,667 shares of restricted common stock to twelve investors that were party to the November 2015 private placement, pursuant to the purchase agreement for such private placement. These investors purchased stock at $5.00 per share and under the purchase agreement, received twelve months of price protection. The Convertible Promissory Notes Series 2016 due October 1, 2017 included a $3.00 per share conversion factor, thereby triggering the price protection feature.

●	The Company issued 1,374,000 shares of restricted common stock outside of the 2015 Equity Plan to Jay Nussbaum, Felicia Hess, Daniyel Erdberg, Kendall Carpenter, Reginald Brown and Lt. Gen. Michael Flynn pursuant to Stock Award Agreements. The shares will vest upon consummation of a significant equity and/or debt financing of at least $5,000,000 provided that the holder remains engaged by the Company through the vesting date. Stock-based compensation of $28,808 was recognized during the nine months ended September 30, 2016

●	The Company issued 25,000 shares of restricted common stock to a member of the Strategic Advisory Board for services which were immediately vested and recorded at the fair market value of $82,750.

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

DRONE AVIATION HOLDING CORP.

Date: November 14, 2016	By:	/s/ JAY H. NUSSBAUM
Jay H. Nussbaum
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated April 30, 2014, by and between MacroSolve, Inc. and Drone Aviation Holding Corp.	8-K	5/5/14	2.1	333-150332
2.2	Articles of Merger filed with the Secretary of State of the State of Nevada on April 30, 2014	8-K	5/5/14	2.2	333-150332
2.3	Certificate of Merger issued by the Secretary of State of the State of Oklahoma on April 30, 2014	8-K	5/5/14	2.3	333-150332
3.1	Articles of Incorporation of Drone Aviation Holding Corp., dated April 17, 2014	8-K	5/5/14	3.1	333-150332
3.2	Certificate of Amendment to Articles of Incorporation of Drone Aviation Holding Corp., dated October 29, 2015	8-K	10/30/15	3.1	333-150332
3.3	Bylaws of Drone Aviation Holding Corp.	8-K	5/5/14	3.6	333-150332
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	5/5/14	3.2	333-150332
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	5/5/14	3.3	333-150332
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock	8-K	5/5/14	3.4	333-150332
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	5/5/14	3.5	333-150332
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock	8-K	6/5/14	3.1	333-150332
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/5/14	3.2	333-150332
3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/3/15	3.3	333-150332
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	8/28/14	3.1	333-150332
3.12	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	6/3/15	3.4	333-150332
3.13	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.1	333-150332

3.14	Certificate of Correction to Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.2	333-150332
4.1	Form of Convertible Promissory Note Series 2016 due October 1, 2017	8-K	9/30/16	4.1	333-150332
10.1*	Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Kevin Hess	8-K	9/30/16	10.4	333-150332
10.2*	Amendment No. 1 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Jay H. Nussbaum	8-K	9/30/16	10.2	333-150332
10.3*	Amendment No. 2 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Kendall Carpenter	8-K	9/30/16	10.6	333-150332
10.4*	Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Daniyel Erdberg	8-K	9/30/16	10.5	333-150332
10.5*	Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Felicia Hess	8-K	9/30/16	10.3	333-150332
10.6*	Form of Drone Aviation Holding Corp. Restricted Stock Agreement (Non-Assignable)	8-K	9/30/16	10.7	333-150332
10.7	Form of Subscription Agreement	8-K	9/30/16	10.1	333-150332
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X
32**	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	__	__	__	__	X
101INS***	XBRL Instance Document	__	__	__	__	X
101SCH***	XBRL Taxonomy Extension Schema Document	__	__	__	__	X
101CAL***	XBRL Taxonomy Calculation Linkbase Document	__	__	__	__	X
101LAB***	XBRL Taxonomy Labels Linkbase Document	__	__	__	__	X
101PRE***	XBRL Taxonomy Presentation Linkbase Document	__	__	__	__	X
101DEF***	XBRL Taxonomy Extension Definition Linkbase Document	__	__	__	__	X

*        Indicates management contract or compensatory plan or arrangement.

**       Furnished herewith.

***     These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this report.

