Form 10-K
period 2016-12-31
DRONE AVIATION HOLDING CORP.
filed 2017-03-17
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $10,766,464 based on the average bid price and asked price per share of the Common Stock as quoted on the OTCQX on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016).

As of March 17, 2017, there were 8,682,220 shares of registrant’s common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” that represent our beliefs, projections and predictions about future events. All statements other than statements of historical fact are “forward-looking statements,” including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based, or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time. Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include, without limitation, those discussed in “Item 1A. Risk Factors” of this Annual Report.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed in “Item 1A. Risk Factors” of this Annual Report and elsewhere in this Annual Report.

PART I

Item 1.  Business

Organization

Drone Aviation Holding Corp. has two wholly-owned subsidiaries: Lighter Than Air Systems Corp. (“LTAS”) and Drone AFS Corp. (“AFS”). Drone Aviation Holding Corp. was incorporated in Nevada on April 17, 2014, as a wholly-owned subsidiary of MacroSolve, Inc., an Oklahoma corporation (“MacroSolve”), and effective April 30, 2014, to consolidate our operations into an entity incorporated in Nevada, MacroSolve merged with and into us. On June 3, 2014, we acquired Drone Aviation Corp. through a share exchange transaction, and on March 26, 2015, Drone Aviation Corp. merged with and into us. As a result of the share exchange and merger with Drone Aviation Corp., we acquired Drone Aviation Corp.’s subsidiary, LTAS. AFS became our subsidiary upon its formation on July 9, 2015. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company,” “Drone Aviation” and “DAC” as used in this Annual Report refer to Drone Aviation Holding Corp. and its subsidiaries.

Our principal executive offices are located at 11651 Central Parkway #118, Jacksonville, Florida 32224 and our phone number is (904) 834-4400.

Business Overview

We design, develop, market and sell lighter-than-air (“LTA”) advanced aerostats, tethered drones, and land-based intelligence, surveillance and reconnaissance (“ISR”) solutions. We focus on the development of a tethered aerostat known as the Winch Aerostat Small Platform (“WASP”), as well as tethered drone products, including the WATT and BOLT electric tethered drones launched on March 2, 2015 and July 13, 2016, respectively. The WATT and BOLT products are designed for commercial and military applications and provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether.

Products

We develop a lighter-than-air advanced tethered aerostat known as the WASP and tethered drone products, including the WATT and the BOLT tethered drones. The WASP tethered aerostat system is a lighter-than-air, compact aerostat platform that is either self-contained on a trailer that can be towed by a military all-terrain vehicle, or “MATV,” or mine resistant ambush protected vehicle, or “MRAP,” or other standard vehicle, or operated from the bed of a pickup truck. It is designed to provide semi-persistent, mobile, real-time day/night high definition footage for ISR, detection of improvised explosive devices, border security and other governmental and civilian uses. All of our products can also be utilized for disaster response missions by supporting two-way and cellular communications and acting as a repeater or provider of wireless networking.

The aerostat systems have a tethered envelope filled with helium gas, either a stabilized ISR payload or communications payload, portable ground control station and a datalink between the ground station and the envelope. Hovering at up to 2,000 feet above the ground, the systems provide surveillance and communications capabilities with relatively low acquisition and maintenance costs.  The systems require an operational crew of a minimum of two personnel, relatively simple maintenance procedures, and a quick retrieval and helium top-off for re-inflation.

The WASP is a mobile, tactical-sized aerostat capable of carrying a variety of payloads in support of military operations helping troops in the field have a tactical edge while communicating over greater distances. The WASP leverages aerostat technology to elevate network payloads to an advantaged height to enable persistent network connectivity while reducing risk to units conducting missions. U.S. Army-owned WASP tactical aerostats have undergone and successfully completed a number of field tests and exercises, including the U.S. Department of Defense (“DoD”) Enterprise Challenge, Stormforce Exercise, and various Army Network Integration Evaluations, which allows the U.S. Government to evaluate, among other things, the WASP’s ability to provide secure communications and capture and relay real-time, high definition video to various handheld devices, tablet computers and other deployed systems. In March 2016, we were awarded a contract from a U.S. Government customer for our WASP tactical aerostats, which were delivered in August 2016. As a result of our ongoing relationship with our U.S. Government customers, we will continue to support the U.S. Army-owned WASP systems for future operations and exercises.

WATT was our first model of a new line of commercial-grade electric tethered drones designed to provide secure and reliable aerial monitoring for extended durations while being connected to a ground-based, software-controlled winch via a safe and secure armored tether line. In September 2016, we were awarded a contract from a U.S. Government customer for our WATT tethered drones, which were delivered in December 2016. The concept of the tethered drone system is built on the strength of our experience in developing tethered solutions for our aerostat products and combining that with the advantages of multi-rotor copters. The result is a robust capability designed to be used in almost all weather environments and controlled with the push of a button. The WATT is designed to take off, hover and land via remote control while connected by a unique tether technology where all data, controls and endurance are built into the tether. The same components and systems that our military customers rely on in our launcher systems are being incorporated into the self-contained copter system in order to produce a heavier-than-air, tethered product. The WATT is a complete turnkey system that can be launched within minutes of unpacking from a standard case stored in a host vehicle. Once launched, WATT is designed to hover in a stationary position directly above its launch site at one of several preset altitudes of up to 300 feet for up to 8 hours while a highly-stabilized military-grade/broadcast quality HD video image can provide a 360° live aerial monitoring feed directly through the tether to its host vehicle or to a network of mobile devices, such as tablets or laptop computers. Compact and lightweight, the WATT system features the ability to draw power from both its host vehicle or independently provide up to 8 hours of operation through its own ground power equipment that is specially designed to be transported and deployed from commercial vehicles, such as TV production trucks, first responder vehicles and common agriculture/infrastructure equipment using its standard 120 volt adapter.

On July 13, 2016, we announced the official launch of the BOLT platform, the newest addition to our tethered drone portfolio. Designed to meet a wide range of military applications requiring persistent, heavy lift capabilities, the BOLT coaxial tethered helicopter delivers rapid setup, high mobility and whisper-quiet operations at altitudes of up to 800 feet. BOLT has a field changeable universal payload bay which supports radio, signals intelligence, or “SIGINT,” and ISR packages of up to 15 pounds and requiring up to 1 kilowatt of power. BOLT was unveiled at ADS, Inc.’s Warrior Expo East industry conference event on July 14, 2016. The Company has received initial interest from a select number of potential customers since the introduction and plans to custom manufacture each vehicle based on order specifications it receives in the future.

Market

The market for our LTA advanced aerostats and tethered drones has grown significantly over the last several years and has seen interest increase significantly following the adoption of new commercial drone regulations (Part 107) adopted by the U.S. Federal Aviation Administration (“FAA”) at the end of August 2016 because our tethered drone product line is designed to comply with the FAA’s regulations. The military has transformed into a smaller, more agile fighting force in need of a network of technologies to provide improved observation, communication and precision targeting of combat troop locations, which are often embedded in dense population centers or dispersed in remote locations.  Our products provide critical observation and communication capabilities serving the increased demand for ISR and communications, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, while reducing the risks to our troops in theatre. Finally, in a highly constrained fiscal environment, we believe the typically lower acquisition and use/maintenance costs of LTA advanced aerostats and tethered drones make them more appealing compared to their heavier than air manned or larger LTA unmanned system alternatives.

The markets for our systems on a stand-alone basis and/or combined with other payloads relates to the following applications, among others:

Governmental Markets:

●	International, federal, state and local governments and agencies thereof, including DoD, U.S. Drug Enforcement Agency, U.S. Homeland Security, U.S. Customs and Border Protection, U.S. Environmental Protection Agency, U.S. Department of State, U.S. Federal Emergency Management Agency, U.S. and state Departments of Transportation, penitentiaries, and police forces;

●	Military, including the U.S. Army Space and Missile Defense Command and U.S. Air Force installations;

●	ISR, including the United States Special Operations Forces;

●	Border security monitoring, including U.S. Homeland Security, to deter and detect illegal entry;

●	Drug enforcement along U.S. borders;

●	Monitoring environmental pollution and sampling air emissions; and

●	Vehicle traffic monitoring, including aerial speed enforcement by state and local law enforcement agencies.

Commercial Markets:

●	TV and media production mobile communications systems, expanding on-site reporting capabilities to include aerial videography and photography;

●	Agriculture monitoring, including monitoring crop health and fields monitoring to reduce costs and increase yields;

●	Security for large events, including crowd management;

●	Natural disaster instant infrastructure to support first responders;

●	Oil pipeline monitoring and exploration; and

●	Atmospheric and climate research.

Distribution

We sell our products directly to end customers and through distribution agreements with firms such as ADS Inc., a leading value-added logistics and supply chain solutions provider that serves the U.S. military, federal, state and local government organizations, law enforcement agencies, first responders, partner nations and the defense industry. In addition, our products are included in the U.S. Government’s GSA Schedule, which allows government customers to directly negotiate and acquire products and services from commercially-listed suppliers.

Competition

We believe that the principal competitive factors in the markets for the Company’s tethered systems (aerostat and drones) include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, size, mobility, quality, reliability, customer support, brand and reputation.

Our proprietary and recently patented tethering technology, in particular, our tension control winch system, is an important competitive differentiator in the market. The winch systems utilized in our products have undergone extensive testing and continued refinement through coordination with customers, including the U.S. Army.

We believe the current market competitors to the WASP aerostat system include a large number of companies ranging from small “mom and pop” tethered aerostat and balloon companies to large defense contractors, including TCOM, Raytheon, Lockheed Martin, ISL, ILC Dover, Compass Systems, Raven Aerostar and American Blimp Corporation. We believe there are numerous commercial drone companies, such as DJI and Parrot, offering free flying drones for pleasure and commercial use, as well as many larger drone manufactures, such as Northrop Grumman, AeroVironment, Inc. and Boeing, offering military grade free flying drones to the U.S. Government, which could compete with the WASP. There are very few commercial grade tethered drone competitors for our WATT and BOLT tethered drone systems that remain tethered to the ground via a high strength armored tether, including Cyphy Works Inc. located in Danvers, MA, Elistair located in Lyon, France, Hoverfly Technologies, Inc. located in Orlando, Florida and Skysapience located in Yokneam, Israel.

Many of our LTA aerostat competitors have received considerable funding from government or government-related sources to develop and build LTA aerostats.  Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do. We anticipate increasing competition as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us.  In addition, other companies may introduce competing aerostats or solutions based on alternative technologies that may adversely affect our competitive position.  As a result, our products may become less or non-competitive or obsolete. For further discussion of certain risks relating to competition, see “Item 1A. Risk Factors” of this Annual Report.

Technology, Research and Development

We conduct the development, commercialization and construction of the WATT and BOLT tethered drones and WASP aerostat systems in-house.

Our research and development efforts are largely focused on the tethered drone systems and LTA aerostat systems.  We have developed a “non-military spec” aerostat system for use in more commercial or governmental applications that does not require the level of durability and ruggedness of the current militarized model, and we continue to work on different models with different payloads for various applications.

The concept of the WATT and BOLT systems are built on the strength of our years of developing tethered solutions for our LTA aerostat products combined with the advantages of rotor copters. The result is a robust product designed to be utilized in almost all weather environments and controlled with the push of a button. Our tethered drones are designed to take off, hover and land via remote control all while being connected by a unique tether technology where all data, controls and endurance are built into the tether. The same components and systems that our military customers rely on from our launcher systems are incorporated into our self-contained tethered drone systems in order to produce a unique heavier than air, tethered product offering.

For the year ended December 31, 2016, we spent $1,218,614 and for the year ended December 31, 2015, we spent $744,452 on research and development activities. Research and development expenditures are not borne directly by customers nor are the costs accounted for in our pricing models.

Strategic Partners

We are party to several agreements with strategic partners and distributors to assist us with the marketing and sales of various products, as we currently have limited in-house sales capabilities. Current relationships include:

●	A sales and distribution partnership with U.S. government prime contractor ADS Inc.;

●	A solution development arrangement with Infor for the integration of the WATT tethered drone and Infor’s Enterprise Asset Management system;

●	A Master Partner Agreement with Adobe Systems Incorporated to collect video streams for analytics; and

●	A three-year marketing and integration partnership commenced in March 2015 with L3 Communications Corporation for a “L3-Branded” WASP targeting prime contract customers.

Intellectual Property

On September 18 and 19, 2014, we filed provisional patent application numbers “62/052,289” and “62/052,946” entitled “Tethered Portable Aerial Media broadcast System” based on the tethered drone system. On September 18, 2015, we filed a utility patent application claiming a priority date of the two provisional patent applications and having application Serial Number “14858467” entitled “Apparatus and Methods for Tethered Aerial Platform and System.” On July 7, 2015, we filed a provisional patent application number “62/189,341” entitled “Apparatus, Methods and System for Tethered Aerial Platform.” On September 20, 2016, the United States Patent and Trademark Office (“USPTO”) issued patent number 9,446,858 entitled “Apparatus and methods for tethered aerial platform and system.” This new patent on our electric tethered aerial platform (“ETAP”) technologies covers the core systems currently incorporated into the WATT and BOLT products. On December 5, 2016, we filed provisional patent application number “62/430,195” entitled “System for Converting an Onboard Battery Powered Drone to a Ground Powered Tethered Drone.”

In addition, the Company’s intellectual property portfolio includes an exclusive commercial license to vision-based navigation and advanced autonomous flight management software that it acquired in 2015 and exclusive commercial licenses to a number of unmanned vehicle technologies developed by Georgia Tech Research Corporation, including “GUST” (Georgia Tech UAV Simulation Tool) autopilot system.

Our success and ability to compete depends in part on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. As we continue the development of the tethered drone and aerostat systems, we expect that we will rely on patents, trade secrets, copyrights, trademarks, non-disclosure agreements and other contractual provisions. We have also registered the trademark “Blimp in a Box.”  In certain cases, when appropriate, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection in order to preserve confidentiality.  All of our employees are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Annual Report. For further discussion about the intellectual property rights and licenses and minimum royalties, see Note 12 – Commitments and Contingencies in the Notes.

Dependence on a Few Customers and Regulatory Matters

We believe there is a large, growing market for our commercial tethered drones internationally as well as in the U.S. With the recently enacted guidelines for commercial drone use in the U.S. by the FAA (Part 107), we have witnessed a growing U.S. market for commercial drone applications that our tethered drones can serve. Until the FAA officially adopted and published these guidelines in late August 2016, we and our customers were restricted to operating our tethered drones in the National Air Space under either FAA granted exemptions or Certificates of Authorization. In addition to domestic opportunities, we are evaluating various international markets where the FAA does not control the airspace and where our tethered drones can potentially be operated. We anticipate that the majority of our LTA aerostat revenue at least in the foreseeable future will come from U.S. Government and Government-related entities, including the DoD and other departments and agencies.  Government programs that we may seek to participate in compete with other programs for consideration during Congress’s budget and appropriations hearings, and may be affected by changes not only in political power and appointments, but also general economic conditions and other factors beyond our control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

We have registered as a contractor with the U.S. Government and are required to comply with and will be affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts.  Government contract laws and regulations affect how we will do business with customers, and in some instances, will impose added costs on our business.  A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts, or the inability to bid on future contracts.  For further discussion of the risks relating to U.S. Government contracts and FAA rules and regulations, see “Item 1A. Risk Factors” of this Annual Report. For further discussion about our dependence on a few major customers see Note 13 – Concentrations in the Notes.

International sales of our products may also be subject to U.S. laws, regulations and policies like the U.S. Department of State restrictions on the transfer of technology, International Traffic in Arms Regulations (“ITAR”) and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities.   This may limit our ability to sell our products abroad and the failure to comply with any of these regulations could adversely affect our ability to conduct business and generate revenues as well as increase our operating costs.  Our products may also be subject to regulation by the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate wireless communications.

Sources and Availability of Components

Certain materials and equipment for our products are custom made for those products and are available only from a limited number of suppliers. Failure of a supplier could cause delays in delivery of the products if another supplier cannot promptly be found or if the quality of such replacement supplier’s components is inferior or unacceptable.  For further discussion of the risks relating to sources and availability of components, see “Item 1A. Risk Factors” of this Annual Report.

Employees

We have 21 full-time and two part-time employees. Our executive management and accounting team are comprised of four of those full-time employees and two part-time consultants. We have no labor union contracts and believe relations with our employees are satisfactory.

Recent Developments

☐	On March 1, 2017, we announced the successful integration of government-furnished ISR equipment supporting the simultaneous use of communications and optical payload packages onto an enhanced WASP aerostat for the Department of Defense.

☐	On January 12, 2017, we announced that David V. Aguilar, former Deputy Commissioner of U.S. Customs and Border Protection was appointed to our Board of Directors.

☐	On December 16, 2016, we announced that Lt. General Michael T. Flynn (Ret). resigned from our Board of Directors and Strategic Advisory Board effective December 31, 2016 due to his appointment as National Security Advisor by President Donald Trump.

☐	On December 14, 2016, we announced that Bruce Hardy was appointed to the newly-created position of Vice President of Sales.

☐	On November 15, 2016, Infor announced a partnership with us for the creation of Infor’s new Drone Enterprise Asset Management Solution designed to solve industry challenges by enabling safe, efficient asset management and maintenance.

☐	On October 5, 2016, we announced that we were awarded US Patent 9,446,858 by the USPTO for the ETAP technologies currently utilized in our WATT and BOLT tethered drone products.

Item 1A.  Risk Factors

Investors should carefully consider the risks described below as well as other information provided in this Annual Report. The Company’s business, financial condition, results of operations and cash flows could be materially adversely affected, the value of the Company’s common stock could decline, and investors may lose all or part of their investment as a result of these risks.

Risks Related to Our Business and Industry

Product development is a long, expensive and uncertain process.

The development of LTA aerostats and tethered drone ISR systems is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment. We continue to make significant investments in research and development relating to our aerostats and tethered drones. Investments in new technology and processes are inherently speculative. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, may substantially increase the costs of development, and may negatively affect our results of operations.

Successful technical development of our products does not guarantee successful commercialization.

Even if we successfully complete the technical development for one or all of our product development programs, we may still fail to develop a commercially successful product for a number of reasons, including, among others, the following:

●	failure to obtain the required regulatory approvals for their use;

●	prohibitive production costs;

●	competing products;

●	lack of innovation of the product;

●	continuing technological changes in the market rendering the product obsolete;

●	failure to scale-up our operations sufficiently to satisfy demand for our products;

●	ineffective distribution and marketing;

●	lack of sufficient cooperation from our partners; and

●	demonstrations of the products not aligning with or meeting customer needs.

Although we have sold our WASP aerostat systems and various other aerostat ISR systems and components, our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities.  Upon demonstration, our aerostats and tethered drones may not have the capabilities they were designed to have or that we believed they would have.  Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing products may prevent us from gaining wide market acceptance of our products.  We may not achieve significant revenue from new product investments for a number of years, if at all.

Our potential customers are likely to be U.S. Government or Government-related entities that are subject to appropriations by Congress and reduced funding for defense procurement and research and development programs would likely adversely impact our ability to generate revenues.

We anticipate that the majority of our revenue (to be derived from our aerostats and tethered drone sales) at least in the foreseeable future will come from U.S. Government and Government-related entities, including the DoD and other departments and agencies.  Government programs that we may seek to participate in, and contracts for aerostats or tethered drones, must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control.  A government closure based on a failure of Congress to agree on federal appropriations or the uncertainty surrounding a continuing resolution may result in termination or delay of federal funding opportunities we are pursuing. Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense, communications and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues. In addition, our ability to participate in U.S. Government programs may be affected by the adoption of new laws or regulations relating to Government contracting or changes in existing laws or regulations, changes in political or public support for security and defense programs, and uncertainties associated with the current global threat environment and other geo-political matters.

Some of our products may be subject to governmental regulations pertaining to exportation.

International sales of our products may be subject to U.S. laws, regulations and policies like ITAR and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities.   If we are not allowed to export our products or the clearance process is burdensome, our ability to generate revenue would be adversely affected.  The failure to comply with any of these regulations could adversely affect our ability to conduct our business and generate revenues as well as increasing our operating costs.

We compete with companies that have significantly more resources than we have and that already have received government contracts for the development of aerostats and tethered drones.

A number of our competitors have received considerable funding from government or government-related sources to develop various aerostats and tethered drones.  Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do.  Our products will compete not only with other aerostats and tethered drones, but also with heavier-than-air fixed wing aircraft, manned aircraft, communications satellites and balloons.  We anticipate increasing competition as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us.  In addition, other companies may introduce competing aerostats, tethered drones, or solutions based on alternative technologies that may adversely affect our competitive position.  As a result, our products may become less or non-competitive or obsolete.  If we are not able to compete successfully against our current and future competitors, we may fail to generate revenues and our financial condition would be adversely affected.

We may pursue strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.

We intend to consider potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities create risks such as, among others: (i) the need to integrate and manage the businesses and products acquired with our own business and products, (ii) additional demands on our resources, systems, procedures and controls, (iii) disruption of our ongoing business, and (iv) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance of or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenue, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions or may have to do so on the basis of a less than optimal capital structure. Our inability to: (i) take advantage of growth opportunities for our business or for our products or (ii) address risks associated with acquisitions or investments in businesses may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment or charges to earnings associated with any acquisition or investment activity may materially reduce our earnings.   These future acquisitions or joint ventures may not result in their anticipated benefits, and we may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations or combine personnel and cultures.  Failure to do so could deprive us of the intended benefits of those acquisitions.

If we fail to protect our intellectual property rights, we could lose our ability to compete in the marketplace.

Our intellectual property and proprietary rights are important to our ability to remain competitive and for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-competition agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand.  We have little protection when we must rely on trade secrets and nondisclosure agreements.   Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues for us.  Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products.  Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition and the value of our brand and other intangible assets.

If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property and technologies. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. We have not filed for any patent protection rights outside the United States, and many companies have had difficulty protecting their proprietary rights in foreign countries. We may not be able to prevent misappropriation of our proprietary rights.

The patent process is subject to numerous risks and uncertainties and there can be no assurance that we will be successful in protecting our technologies by obtaining and enforcing patents. These risks and uncertainties include the following: patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage; our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and license our technologies either in the United States or in international markets; there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for technologies that prove successful as a matter of public policy regarding security concerns; countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

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

Our success depends on our patents, patent applications that may be licensed exclusively to us, and other patents to which we may obtain assignment or licenses. We may not be aware, however, of all patents, published applications, or published literature that may affect our business by blocking our ability to commercialize our products, by preventing the patentability of future products or services to us or our licensors, or by covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our products and services.

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

We do not believe our product technologies infringe the proprietary rights of any third party, but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us.  It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for or otherwise restrict our use of the intellectual property rights of third parties.  If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products.  In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities.  If any of our products are found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

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

Failure of certain of our products could result in loss of life or property damage. Certain products may raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion and similar concepts, which may raise new legal issues.  Indemnification to cover potential claims or liabilities resulting from a failure of technologies developed or deployed may be available in certain circumstances, but not in others.  We are not able to maintain insurance to protect against all operational risks and uncertainties. Substantial claims resulting from an accident, failure of our product, or liability arising from our products in excess of any indemnity or insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows, and operating results. Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business

We rely on a limited number of suppliers for the raw materials and hardware components necessary to manufacture our products. We do not have any long-term agreements with any of our suppliers that obligate them to continue to sell their products to us. Our reliance on these suppliers involves significant risks and uncertainties as to whether our suppliers will provide an adequate supply of required raw materials, component parts, and products. In addition, as the demand for these components and other products increases, it is likely that the price for these components will increase. If we are unable to obtain the raw materials and component parts in the quantities and the quality we require on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis, which could cause our customers to terminate their contracts with us, increase our costs and materially harm our business, results of operations, and financial condition. Furthermore, if our suppliers are unable or unwilling to supply the raw materials or components we require, we will be forced to locate alternative suppliers and possibly redesign our products to accommodate components from alternative suppliers. This would likely cause significant delays in manufacturing and shipping our products to customers and could materially harm our business.

Our future profitability may depend on achieving cost reductions from increasing manufacturing quantities of our products. Failing to achieve such reductions in manufacturing costs could materially affect our business.

We have limited experience manufacturing our products in high volumes and do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in large quantities while maintaining our quality, speed, price, engineering and design standards. Our inability to develop such manufacturing processes and capabilities could have a material adverse effect on our business, financial condition, and results of operations. We expect our suppliers to experience an increase in demand for their products, and we may not have reliable access to supplies that we require and may not be able to purchase such materials or components at cost effective prices. There is no assurance that we will obtain any material labor and machinery cost reductions associated with higher production levels, and failure to achieve these cost reductions could adversely impact our business and financial results.

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

If we are unable to obtain additional funding when needed, our business operations will be harmed, and if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

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

Opportunities for expanded uses of our products in the United States are limited by federal laws and rulemaking.

The products we design and manufacture for use within the United States are limited by federal laws and rulemaking, including the new commercial drone regulations (Part 107) adopted by the FAA at the end of August 2016. Our ability to design, manufacture and release new products for use in the United States will be limited by federal law and regulations, which can be slow and subject to delays based on political turnover and disruptions in federal funding, among other reasons. The Part 107 rules limit the altitude, available airspace and weight of a drone and also the certification of remote pilots that can operate a drone for commercial purposes in the United States. We, or our customers, may seek waivers from the Part 107 rules for expanded operations; however, the processing of waivers is lengthy and uncertain. Political limits on the ability to issue new regulations could slow the growth of the aerostat and tethered drone market.

Misuse of our products or unmanned products manufactured by other companies could result in injury, damage and/or negative press that could depress the market for unmanned systems.

If any of our products are misused by our customers or their designees, or by the operators of other unmanned systems, in violation of Part 107 or other federal, state or local regulations could result in injuries to the operators or bystanders, damage to property and/or negative press that could result in a reduction in the market for aerostats or tethered drones in the future. The FAA, the press and the public have been closely monitoring the growth of unmanned systems in the United States. For instance, the FAA regularly publishes reports of drone sighting and reported drone strikes of manned aircraft. One or more incidents involving unmanned systems that results in injury or death of individuals, or damaged property could result in negative press that could put at risk current and future growth.

Our business and operations are subject to the risks of hurricanes, tropical storms, and other natural disasters.

Our corporate headquarters and manufacturing operations are located in Jacksonville, Florida, where major hurricanes, tropical storms, and other severe weather conditions have occurred. A significant natural disaster, such as a hurricane, tropical storm, or other severe weather storm could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially and adversely affected.

Risks Relating to our Common Stock and its Market Value

The price of our common stock may be volatile.

The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control. Some of these factors are:

●	dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future acquisitions and capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

●	our results of operations and the performance of our competitors;

●	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (the “SEC”);

●	changes in earnings estimates or recommendations by research analysts who follow, or may follow, us or other companies in our industry;

●	changes in general economic conditions;

●	changes in the valuation of similarly situated companies, both in our industry and in other industries;

●	actions of our historical equity investors, including sales of common stock by our directors and executive officers;

●	actions by institutional investors trading in our stock;

●	disruption of our operations;

●	any major change in our management team;

●	significant sales of our common stock;

●	other developments affecting us, our industry or our competitors; and

●	U.S. and international economic, legal and regulatory factors unrelated to our performance.

These and other factors are largely beyond our control, and the impact of these risks, individually or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

There is a limited market for our common stock, which may make it more difficult to dispose of our common stock.

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

The sale of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our common stock.  As of December 6, 2016, the date we held our Annual Shareholder Meeting, we had 112 stockholders of record and approximately 5,600 beneficial owners, most of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus hold freely tradable shares. The shares issued pursuant to conversions under our Series A, B, B-1, D, E, F and G Preferred Stock on November 20, 2015 and January 12, 2016 are now freely tradable pursuant to Rule 144 promulgated pursuant to the Securities Act. If such shares are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of these shares of common stock could impair our ability to raise capital in the near term.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information, investment experience, and investment objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination;

●	that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received a signed, written agreement from the investor prior to the transaction; and

●	that the broker dealer is required to provide the person with the foregoing written statement and that the person should not sign the written statement unless it accurately reflects the person’s financial situation, investment experience, and investment objectives.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit a stockholder’s or investor’s ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive officer is located at 11651 Central Parkway #118, Jacksonville, Florida 32224. Several of our management employees work remotely. We have entered into a 60-month operating lease for 5,533 square feet of office and manufacturing space at 11651 Central Parkway #118, Jacksonville, Florida 32224. The lease commenced February 1, 2015 and we took occupancy in June 2015. We also lease an executive office in Aventura, Florida for an executive on a month-to-month basis.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are currently party to the following material legal proceeding:

Banco Popular North America v Aerial Products Corporation d/b/a Southern Balloon Works, et al. (Fourth Judicial Circuit Court, Duval County Florida-Civil Division) Case No. 16:2016:CA-003343

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products, Kevin M. Hess, LTAS and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. LTAS and the Company filed an Answer on June 30, 2016. It is our position that neither LTAS nor the Company are continuations of Aerial Products and we have denied all allegations made by Banco and will vigorously defend that position. The Company has evaluated the probability of loss as possible but the range of loss is unable to be estimated.

Other than as set forth above, there are no pending material claims, actions, suits, proceedings, inquiries, labor disputes or investigations involving the Company.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Price Range of Common Stock

The Company’s common stock has been quoted on the OTCQX under the ticker symbol “DRNE” since January 6, 2016, and previously was quoted on the OTCQB under the ticker symbol “DRNE” and the OTC Pink under the ticker symbol “MCVE.”

The following sets forth the range of the bid prices for our common stock for the quarters for the prior two fiscal years. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, markdowns or commissions. Such prices were determined from information provided by a majority of the market makers for the Company’s common stock.

	2016		2015
	Bid Price		Bid Price
	High	Low	High	Low
Quarter Ended
March 31	$3.60	$2.30	$24.00	$9.20
June 30	3.25	2.67	14.40	8.40
September 30	4.45	2.80	11.60	6.00
December 31	3.35	2.61	6.80	3.12

Holders

As of March 17, 2017, there were approximately 112 stockholders of record, according to the records of our transfer agent, and approximately 5,600 beneficial owners, of the Company’s common stock.

Dividends

We have not declared any common stock dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, is within the discretion of our Board of Directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors. There are no material restrictions in our Articles of Incorporation, as amended, or Bylaws that restrict us from declaring dividends.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the period covered by this Annual Report have been previously disclosed.

Item 6. Selected Financial Data.

Not required under Regulation S-K for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following management discussion and analysis of financial condition and results of operations (this “MD&A”) should be read in conjunction with our Consolidated Financial Statements and the notes to those statements (the “Notes”) that appear elsewhere in this Annual Report.  Except for the historical information contained therein, the discussions in this MD&A contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, strategies, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Business Overview

For this information please see “Item 1. Business” of this Annual Report. The information regarding an overview of our business is set forth under “Item 1. Business—Business Overview” of this Annual Report and is incorporated into this MD&A by this reference.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total Net Revenues: Total net revenues increased $996,303, or 211%, to $1,468,462 in 2016 from $472,159 in 2015. Sources of revenue in 2016 were derived primarily from sales of larger tethered aerostat systems, upgrades to customer aerostat systems and the first-time sale of tethered multi-rotor drones. The Company anticipates an increased demand for a similar product mix in 2017. Sources of revenue in 2015 primarily consisted of sales of small aerostat systems.

Cost of Goods Sold and Gross Profit:  Cost of goods sold for 2016 increased $274,972, or 97%, from $282,753 in 2015 to $557,725 in 2016, primarily consisting of materials, parts and labor associated with the sale of aerostat systems, refurbishment of aerostat systems and sale of tethered drones. We expect our cost of goods sold to increase as our revenues continue to increase. The resulting gross profit for 2016 of $910,737 was an increase of $721,331, or 381%, from the gross profit for 2015 of $189,406 driven primarily by the increase in net revenue. Gross profit margins were 62% and 40% for 2016 and 2015, respectively. The margins on large aerostat systems are greater than the smaller systems sold in 2015 due to labor efficiencies and because the cost of materials does not significantly increase for large aerostat systems, and the margins on the first sales in 2016 of tethered drones were also favorable. Margins also vary based on customer payload selection; therefore, future margins may vary accordingly.

General and Administrative Expenses: General and administrative (“G&A”) expense increased by $568,663, or 6%, to $9,732,219 in 2016 from $9,163,556 in 2015.   The Company invested $1,218,614 in research and development, primarily related to multi-rotor tethered drone products, an increase of $474,162 from the investment of $744,452 in 2015. The engineering staff was increased by four during 2016 and development began on several new products. The Company anticipates developing additional products based on past research and development efforts; therefore, future research and development costs could be lower. Executive salaries increased $67,500 in 2016 and executive bonuses increased $216,938, including $195,000 in bonuses accrued in 2016 and paid in 2017. Professional fees, including legal and accounting fees, increased by $48,288 primarily related to general corporate, securities and fundraising matters. Marketing and advertising expenses increased by $43,513 primarily related to expanding product awareness through print media and consulting arrangements. Depreciation expense increased $13,833 primarily due to increased investments in manufacturing equipment. Amortization expense increased $132,398 primarily due to our acquisition of the assets of Adaptive Flight, Inc. (“AFI”) in 2015. Stock based compensation, a non-cash expense, decreased by $381,962.

Loss from Operations: Loss from operations for 2016 of $8,821,482 was a decrease of $152,668, or 2%, less than the loss from operations in 2015 of $8,974,150. The decrease was primarily due to an increase in gross profit of $721,331 and an increase of G&A expenses of $568,663.

Other Income and Expense: Total other income of $287,967 in 2016 was $289,967, or $16,920%, greater than the total other expense of $1,712 in 2015.  This change was primarily due to a $562,961 non-cash income for derivative accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-15, “Derivative and Hedging,” and $75,000 of income from debt forgiveness related to the settlement of the loan from the Oklahoma Technology Commercialization Center (“OTCC”) partially offset by an increase of $348,090 in accrued interest expense on the related party convertible notes payable. The Company will continue to incur interest expense in 2017 on the related party convertible notes payable and will continue to record derivative gains or losses related to those notes until they are repaid.

Net Loss: Net loss of $8,533,515 in 2016 was $442,347, or 5%, less than the net loss in 2015 of $8,975,862 primarily due to the factors discussed above.

There was no provision for income taxes for the fiscal years ended 2016 and 2015 due to a valuation allowance of $2,574,915 and $1,434,996 recorded for the years ended December 31, 2016 and 2015, respectively, on the total tax provision, because we believed that it is more likely than not that the tax asset will not be utilized during the next year.

Liquidity and Capital Resources

As of December 31, 2016, the Company had total current assets of $2,989,713 and total current liabilities of $3,080,628 for a working capital deficit of $90,915. As of December 31, 2016, the Company had cash and cash equivalents of $2,015,214 and an accumulated deficit of $19,672,785 since operations commenced in April 2014.

Although there was a net loss of $8,533,515 in 2016, the Company’s independent registered public accounting firm’s audit report for the year ended December 31, 2016, included with this Annual Report, does not contain a qualified opinion or an explanatory paragraph regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to create and market innovative products and to sustain adequate working capital to finance its operations.

We have historically financed our operations through operating revenues and sales of equity securities, and most recently through sales of notes convertible into our equity securities, to accredited investors.    While we currently believe we have sufficient capital to continue our operations for the next 12 months, we may incur greater expenses than we currently anticipate.  As a result, we could deplete our cash and working capital more rapidly than expected, which could result in our need to raise additional working capital through sale of equity securities or debt financing.

Sources and Uses of Cash

	Years Ended Dec 31,
	2016	2015

Cash flows (used in) operating activities	$(3,593,184)	$(2,865,685)
Cash flows (used in) investing activities	(16,336)	(329,227)
Cash flows provided by financing activities	2,965,000	4,484,750
Net (decrease) increase in cash and cash equivalents	$(644,520)	$1,289,838

Operating Activities:

Net cash used in operating activities during the year ended December 31, 2016 was $3,593,184, which was an increase of $727,499, or 25%, from $2,865,685 net cash used in operating activities during the year ended December 31, 2015. The increase in accounts receivable of $310,712 and the increase in inventory of $341,090, which both related to increased sales activity in 2016, account for a significant portion of the increase in cash used in operations. The Company expects the carrying costs of accounts receivable and inventory to increase in 2017 in line with anticipated increased revenues.

Investing Activities:

Net cash used in investing activities during the year ended December 31, 2016 was $16,336, which was a decrease of $312,891, or 95%, from $329,227 net cash used in investing activities during the year ended December 31, 2015. In 2016, the Company purchased $16,336 in furniture and equipment. In 2015, the Company purchased $129,227 in furniture and equipment and expended $200,000 on the AFI asset acquisition. The Company expects the investment in furniture and equipment in 2017 to be no greater than the investment in furniture and equipment in 2015, but we can give no assurance that such furniture and equipment costs will remain within that range in 2017.

Financing Activities:

Net cash provided by financing activities was $2,965,000 in 2016 compared with $4,484,750 cash provided by financing activities for the same period in 2015, a decrease of $1,519,750, or 34%.  In 2016, the Company received $3,000,000 in proceeds from related party convertible notes payable and paid $35,000 to pay off the OTCC loan. In 2015, the Company received $3,484,750 cash proceeds from the sale of common stock for cash as well as $1,000,000 cash proceeds from the sale of Series G preferred stock.

During 2016, the Company experienced negative cash flow from operations. Significant negative cash flow from operations is likely to occur in 2017 as the Company continues developing multi-rotor tethered drone products and marketing its aerostat and multi-rotor drone products. Although we currently have adequate funds to sustain our operations in the near term, we may require additional funds to continue operations depending upon the level of interest in the Company’s new and existing product offerings. We have no immediate plans to raise additional funds; however, if we need to raise additional funds through the issuance of equity, equity-related or convertible debt securities in the future, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. The issuance of additional common stock may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.  Historically, we have financed our cash needs by private placements of our securities. There is no assurance that we will be able to obtain financing on terms consistent with our past financings or satisfactory to us, if at all.

As of December 31, 2016, the Company has common stock outstanding, as well as Series A Convertible Preferred Stock, and Convertible Notes payable to related persons of the Company.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The following is not intended to be a comprehensive list of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 1–Summary of Significant Accounting Policies in the Notes. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the policies and estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results dependent on estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates on our business operations are discussed throughout this MD&A where such estimates affect our reported and expected financial results. Preparation of this Annual Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Besides estimates that meet the “critical” accounting estimate criteria, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. Estimates are based on experience and other information available prior to the issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known, including for estimates that we do not deem “critical.”

Accounts Receivable and Credit Policies:

Accounts receivable-trade consists of amounts due from the sale of tethered aerostats, accessories, spare parts, and customization and refurbishment of aerostats.  Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At December 31, 2016 and 2015, none of the Company’s accounts receivable-trade was deemed uncollectible.

Revenue Recognition and Unearned Income:

The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title has transferred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. We record unearned revenue as a liability and their associated costs of sales as work in process inventory. In 2015, the Company recognized $7,896 in revenue from a 2014 sale that was delivered in 2015. There was a balance of $394,000 in accounts receivable at December 31, 2016 for sales on account.

Long-Lived Assets:

We account for long-lived assets in accordance with the provisions of ASC 360-10-35, “Impairment or Disposal of Long-lived Assets.”  This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We acquired the LTAS customer list in 2014. The fair value of the customer list was determined by using a discounted cash flow model and $135,550 was recorded on the date of business combination. We recorded $31,941 of amortization expense for the year ended December 31, 2014, leaving a remaining carrying amount of $103,609. We recorded another $37,935 amortization expense for the year ended December 31, 2015. After comparing the acquired customer list to the actual customers who placed orders following the acquisition of LTAS, we determined that the customer list was impaired at December 31, 2015 and amortized the remaining balance of $65,674 in 2015.

On July 20, 2015, we, through our wholly-owned subsidiary AFS, entered into an agreement to acquire exclusive commercial software licenses for the “GUST” (Georgia Tech UAV Simulation Tool) autopilot system from AFI. Through the purchase of the assets of AFI, we assumed the transferable licenses from the Georgia Tech Research Corporation, which include flight simulation tools and fault tolerant flight control algorithms. In addition, we acquired AFI’s dedicated flight computer and additional related hardware and airframes. We paid $100,000 in immediately available funds and $100,000 to be held in escrow. In addition, we issued 150,000 shares of unregistered common stock valued at $8.40 per share, on a post-reverse split basis, on the closing date of the acquisition, to be held in escrow. We issued 50,000 shares of common stock to AFI in the second quarter of 2016 after all milestones had been met as a requirement of the terms of the acquisition because the value of the escrowed shares fell below $1,400,000 and triggered a ‘make whole’ provision. The asset acquisition with AFI did not qualify as a business combination under ASC 805-10, “Business Combinations,” and has been accounted for as a regular asset purchase.

We account for goodwill and intangible assets in accordance with ASC 350, ”Intangibles-Goodwill and Other.” ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Derivative Financial Instruments:

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a Black-Scholes option pricing model, in accordance with ASC 815-15, “Derivative and Hedging,” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Stock-Based Compensation:

We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required under Regulation S-K for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the independent registered public accounting firm report of MaloneBailey, LLP, begin on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Based on that assessment, our management determined that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended. Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2016:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2016, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

This Annual Report does not include an attestation report by MaloneBailey LLP, our independent registered public accounting firm, regarding internal control over financial reporting.  As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. In the prior year, we identified a material weakness related to not maintaining a fully-integrated financial reporting system which has since been remediated. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we plan to increase the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, there can be no assurances as to the timing of any such action or that the Company will be able to do so.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. Our Board of Directors elects our executive officers annually by majority vote. Each director’s term continues until his or her successor is elected or qualified at the next annual meeting, unless such director earlier resigns or is removed.

NAME	AGE	Positions and Offices
Kevin Hess	50	Chief Technology Officer and Director
Felicia Hess	49	Chief Operating Officer
Daniyel Erdberg	38	President
Kendall Carpenter	61	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
Jay H. Nussbaum	72	Chairman of the Board of Directors and Chief Executive Officer
Wayne Jackson	86	Director and Chairman of the Compensation Committee
Michael Haas	30	Director and Chairman of the Audit Committee
David Aguilar	61	Director

Executive Biographies:

Jay H. Nussbaum, 72, joined our Board of Directors on June 1, 2015 and was named Chief Executive Officer on April 26, 2016. He has extensive executive experience and expertise in government and commercial sales and management. Mr. Nussbaum is the founder of Agilex Technologies, Inc. and served as its Vice Chairman and Chief Operating Officer from 2006 to March 2015, when it was acquired by Accenture Federal Services, a provider of mission and technology solutions to the national security, healthcare and public sectors of the U.S. government. He previously served as Executive Vice President of Oracle Service Industries (“Oracle”), under Oracle’s then Chairman and Chief Executive Officer Larry Ellison, where Mr. Nussbaum oversaw Government, Education, Health, Communications, Utilities and Financial Services operations. He also served as Global Head of Sales, Marketing and Business Development for Citigroup Global Transaction Services, and as President of Integrated Systems Operation at Xerox Corp. Mr. Nussbaum has been a director of Grand Slam Acquisition Corp. since October 24, 2007, a director of Victory Acquisition Corp. since January 12, 2007 and a director at Agilex Technologies, Inc. since 2006. Mr. Nussbaum is a graduate of the University of Maryland with a B.A. in Business. Mr. Nussbaum’s government and commercial sales and management experience qualifies him to serve on our Board of Directors.

Kevin Hess, 50, was appointed Chief Technology Officer on April 27, 2016. He served as Chief Executive Officer between October 2, 2015 and April 27, 2016. Upon the closing of the Share Exchange on June 3, 2014, he was appointed Director of Engineering. Mr. Hess became one of our directors on October 2, 2015. Mr. Hess has more than 20 years of technology experience comprising electronic systems design for DoD programs and image processing and analytics for companies such as Hughes, Kodak and Dainippon. Mr. Hess has been integrally involved with LTAS as an engineer and consultant since its founding in 2009, overseeing the development of its proprietary aerostat and drone products. As an IT executive at Fortune 250 companies, Mr. Hess performed lead roles in software development, application architecture, mission-critical infrastructure, and multi-million dollar project sponsorship and oversight. Mr. Hess continues to leverage his background and education in computer science, having attended the Harvard Business School’s Program for Management Development to further his strong track record of technology innovation and financial management. Mr. Hess brings his unique talents to the design, manufacturing and support of our solutions. Mr. Hess’s technology industry experience qualifies him to serve on our Board of Directors.

Felicia Hess, 49, was appointed Chief Executive Officer and one of our directors upon the closing of the Share Exchange on June 3, 2014.  She resigned those positions on October 2, 2015 and was appointed Chief Operating Officer that same day. Ms. Hess founded and began serving as President and a director of LTAS in 2009. Ms. Hess continued serving as President and a director of LTAS after it was sold in 2013 to World Surveillance Group Inc. (“WSGI”), a developer of lighter-than-air aerostats and unmanned aerial systems, and continued serving as President and a director of LTAS after it was acquired from WSGI by Drone Aviation Corp. until Drone Aviation Corp. merged with and into us. Ms. Hess leverages her background in marketing, web site development and customer acquisition to further the Company’s growth strategies. Ms. Hess graduated from the University of Virginia with a B.A. in Rhetoric and Communications.

Daniyel Erdberg, 38, was appointed Chief Operating Officer upon the closing of the Share Exchange on June 3, 2014. He resigned that position on October 2, 2015 and was appointed President that same day. Mr. Erdberg served as Director of Business Development at WSGI, a developer of lighter-than-air aerostats and unmanned aerial systems, from 2010 through May 2014, where he worked with LTAS and specialized in advanced, custom designed ISR solutions.  Mr. Erdberg successfully worked with LTAS's aerial surveillance solutions for various government and commercial customers. Over the past 14 years, Mr. Erdberg has been involved in operations of companies in various sectors of technology, including software development, telecommunications, wireless networking and unmanned aerial systems. Mr. Erdberg graduated from Florida International University with a B.A. in International Business.

Kendall W. Carpenter, CPA, CGMA, CMA, 61, joined MacroSolve in 2006 as Controller. She was promoted to Executive Vice President and Chief Financial Officer in 2008 and transitioned to Drone Aviation in 2014. Ms. Carpenter is also the Corporate Secretary and Treasurer. Ms. Carpenter’s previous experience includes Division Controller with Allied Waste Industries, over 10 years of experience as the top financial officer of an enterprise software company with an international customer base and over 8 years of public accounting experience. Ms. Carpenter graduated with a B.S. in Accounting from Oklahoma State University and has earned the professional designations of Certified Public Accountant, Chartered Global Management Accountant and Certified Management Accountant.

Wayne Jackson, 86, was appointed our Chairman of the Board of Directors upon closing the Share Exchange on June 3, 2014. General Jackson served as a director of WSGI from April 2009 until February 2015. General Jackson had a 37-year career with the United States Army, Air Force and Navy, retiring from active duty in 1984. During his military career, General Jackson served in various overseas theaters of operations and in a variety of assignments. He commanded Aviation, Civil Affairs, Infantry, Military Intelligence, Signal Corps and Special Forces units, as well as holding two General Office Commands and a position as the Director of Counterintelligence and Security, Headquarters Department of the Army. In addition, General Jackson served as Chief, Division of Probation Administrative Office of the United States Court, Washington, D.C. General Jackson has been awarded the Parachute Badge, the Expert Infantry Badge and the Master Aviator Badge. His decorations include the Distinguished Service Medal, the Meritorious Service Medal, the Army Commendation Medal and several other military awards and decorations. General Jackson has remained an active member of the defense and intelligence communities and contributes military experience relevant to our products and target customers. For these reasons, we believe General Jackson has the requisite set of skills and experience to serve as a valuable member of our Board of Directors and its committees on which he serves.

Michael Haas, 30, served as our interim President from April 17, 2014 until June 3, 2014 and has served as a member of our Board of Directors since April 17, 2014. Since April 2010, Mr. Haas has been an Assistant Vice President of Morningstar, Inc., in Horsham, Pennsylvania.  Between 2007 and 2010, Mr. Haas was an Associate at KPMG, LLP in Philadelphia, Pennsylvania.  Mr. Haas received his B.S. in Finance from Villanova University in 2007. Mr. Haas was chosen to be a member of our Board of Directors based on his general corporate knowledge and finance and accounting experience.

David Aguilar, 61, was appointed to our Board of Directors on January 9, 2017. Since February 2013, Mr. Aguilar has been a principal at Global Security Innovation Strategies, LLC. In April 2010, Mr. Aguilar became Deputy Commissioner of U.S. Customs and Border Protection (“CBP”) and, from December 2011 until his retirement in February 2013, he served as acting Commissioner of CBP. From July 2004 to January 2010, he served as Chief of the U.S. Border Patrol within the CBP. As Acting Commissioner of CBP, Mr. Aguilar took the helm of a workforce of 60,000 agents, officers, and other personnel with responsibility for strategic planning and oversight of an annual budget of nearly $12 billion. Mr. Aguilar is a recipient of the 2005 President’s Meritorious Excellence Award, and in 2008, was a recipient of the Presidential Rank Award. Prior to joining the CBP, Mr. Aguilar held a variety of operational and administrative positions within the U.S. Board Patrol since entering duty in June 1978. Mr. Aguilar holds an Associate’s Degree in Accounting from Laredo Community College and attended Laredo State University and the University of Texas at Arlington. He is a graduate of the Senior Executive Fellows program at Harvard University’s John F. Kennedy School of Government. Mr. Aguilar’s government and management experience qualifies him to serve on the board of directors.

All executive officers are employed under agreements which run through December 31, 2018.

Family Relationships

Kevin Hess, our Chief Technology Officer and a director, is married to Felicia Hess, our Chief Operating Officer.

Meetings of the Board of Directors

During the fiscal year ended December 31, 2016, our Board of Directors held six meetings and approved certain actions by unanimous written consent. We expect our directors to attend all meetings of the Board of Directors and the committees thereof on which such directors serve and to spend the time needed to prepare for such meetings and meet as frequently as necessary to properly discharge their responsibilities.

Board Committees

Our Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. Our Board of Directors performs the functions customarily performed by a nominating committee.

Audit Committee

The Board of Directors has adopted a written charter for the Audit Committee. Our Audit Committee is responsible for: (1) the integrity of our financial reporting process, systems of internal controls, and financial statements and reports; (2) the compliance by us with legal and regulatory requirements; and (3) the appointment, compensation and oversight of our independent auditor’s preparation and issuance of an audit report or related work. A more detailed description of our Audit Committee’s purposes and responsibilities is contained in its charter.  The Audit Committee is comprised of Chairman Mike Haas, Jay Nussbaum and General Wayne Jackson. Our Board of Directors has determined in its business judgment that, other than Mr. Nussbaum, all of the members of our Audit Committee are independent within the meaning of the OTCQX Rules for U.S. Companies, the Sarbanes-Oxley Act of 2002, and related SEC rules. Our Board of Directors has also determined in its business judgment that Mr. Haas, Chairman of our Audit Committee, satisfies the “audit committee financial expert” criteria, as that term is defined by SEC rules, and is independent of the Company. During the fiscal year ended December 31, 2016, our Audit Committee held no meetings independent of the Board of Directors.

Compensation Committee

Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. Our Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs, and monitoring of compliance with the legal prohibition on loans to our directors and executive officers. A more detailed description of our Compensation Committee’s purposes and responsibilities is contained in its charter. The Compensation Committee is comprised of Chairman Wayne Jackson, Jay Nussbaum and Michael Haas. Our Board of Directors has determined in its business judgment that a majority of our Compensation Committee is independent within the meaning of the OTCQX Rules for U.S. Companies and SEC rules. During the fiscal year ended December 31, 2016, our Compensation Committee held three meetings.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is primarily responsible for overseeing our risk management processes. Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our Company, our Company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

Section 16(a) Beneficial Owner Reporting Compliance

Because we do not have a class of securities registered under Section 12 of the Exchange Act, our executive officers and directors and beneficial owners of more than 10% of our common stock are not required to file reports pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions) and employees. The Code of Ethics and Business Conduct is available on our website at ir.droneaviationcorp.com/governance-docs.

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the individuals who served as our principal executive officer during fiscal 2016 and our two other most highly compensated officers in fiscal 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)	Option Awards ($)(6)	All Other Compensation ($)	Total ($)
Jay Nussbaum, Chief Executive Officer and Chairman (1),	2016 2015	48,001 28,000	75,000 0	2,796,750 2,219,000	0 109,038	0 0	2,919,751 2,356,038

Kevin Hess,	2016	200,000	50,000	145,500	0	13,762	409,262
Chief Technology Officer and Director (2)	2015	144,167	100,000	0	769,308	1,370	1,014,845

Felicia Hess,	2016	150,000	10,000	2,444,608	0	130,216	2,734,824
Chief Operating Officer (3)	2015	150,000	15,000	587,650	741,087	11,123	1,504,860

Daniyel Erdberg,	2016	147,500	50,000	1,826,413	0	99,115	2,123,028
President (4)	2015	140,000	100,000	587,650	755,198	500	1,583,348

(1)

Mr. Nussbaum was appointed Chairman of our Board of Directors on June 1, 2015 and was named Chief Executive Officer on April 27, 2016.

For service as Chief Executive Officer in 2016, Mr. Nussbaum received two awards of common stock. The first award of 450,000 shares of common stock was subject to performance-based vesting and fully vested on September 26, 2016. The shares were valued at $2.91 per share, or $1,309,500, on the date of the award. The second award of 450,000 shares of common stock is subject to performance-based vesting, which has not yet occurred. The shares were valued at $3.305 per share, or $1,487,250, on the date of the award.

For service as a director and Chairman of our Board of Directors in 2016, Mr. Nussbaum received a monthly director fee of $4,000 pursuant to a Director Agreement entered into with the Company in June 2015, which totaled $48,000 in 2016. Mr. Nussbaum was awarded a $75,000 bonus on December 6, 2016 which was accrued and paid in January 2017.

For service as a director and Chairman of our Board of Directors in 2015, Mr. Nussbaum received 50,000 shares of common stock (on a post-reverse split basis) subject to 24 months vesting with prorated forfeiture for early termination. The shares were valued at $10.80 per share, or $540,000, on the date of the award. The Company recognized costs of $270,000 during 2016 and $157,000 during 2015 associated with this award. Mr. Nussbaum also received 250,000 shares of common stock (on a post-reverse split basis) subject to performance-based vesting that fully vested on February 4, 2016. The shares were valued at $6.716 per share, or $1,679,000, on the date of the award. Mr. Nussbaum also received a fully-vested award of options under the 2015 Equity Incentive Plan to purchase 50,000 shares of common stock at an exercise price of $5.00 per share valued at $109,038. The options expire on December 10, 2018. Additionally, Mr. Nussbaum received a monthly director fee of $4,000 pursuant to his Director Agreement totaling $28,000 in 2015.

26

(2)

On April 27, 2016, Mr. Hess resigned as Chief Executive Officer and was appointed Chief Technology Officer. He previously served as Director of Engineering. Mr. Hess is also a member of our Board of Directors, but receives no compensation for his service as a director.

For services as Chief Technology Officer and Chief Executive Officer in 2016, Mr. Hess received an award of 50,000 shares of common stock subject to performance-based vesting that fully vested on September 26, 2016. The shares were valued at $2.91 per share, or $145,500, on the date of the award. In addition to his annual salary, Mr. Hess received $11,946 for withholding taxes paid on his award of common stock. Mr. Hess recognized additional compensation of $1,816 in 2016 for personal use of a company vehicle, grossed up for taxes.  Mr. Hess was awarded a $50,000 bonus on December 6, 2016 which was accrued and paid in January 2017.

For services as Director of Engineering and Chief Executive Officer in 2015, Mr. Hess received a fully-vested award under the 2015 Equity Incentive Plan of options to acquire 15,000 shares of common stock at an exercise price of $5.00 per share valued at $$42,308 that expire December 10, 2018. Mr. Hess also received a fully-vested award of options to acquire 75,000 shares of common stock at an exercise price of $6.00 per share valued at $726,977 that expire May 18, 2018.  Mr. Hess recognized additional compensation of $1,370 in 2015 for personal use of company vehicle, grossed up for taxes.

(3)

Ms. Hess was appointed Chief Executive Officer and a director of the Company on June 3, 3014. On October 2, 2015, Ms. Hess resigned as Chief Executive Officer and director and was appointed Chief Operating Officer. Ms. Hess did not receive any compensation for her service as a director in 2015.

For service as Chief Operating Officer in 2016, Ms. Hess received two common stock awards. The first award of 350,000 shares of common stock was subject to performance-based vesting and fully vested on September 26, 2016. The shares were valued at $2.91 per share, or $1,018,500, on the date of the award. The second award of 431,500 shares of common stock is subject to performance-based vesting and has not yet vested. The shares were valued at $3.305 per share, or $1,426,108, on the date of the award. In addition to her annual salary, Ms. Hess received a bonus of $115,971 for withholding taxes paid in on her stock awards and additional compensation of $14,245 for the personal use of a company vehicle, grossed up for taxes. Ms. Hess was awarded a $10,000 bonus on December 6, 2016 which was accrued and paid in January 2017.

For service as Chief Executive Officer and Chief Operating Officer in 2015, Ms. Hess received an award of fully-vested options under the 2015 Equity Incentive Plan to purchase 5,000 shares of common stock at an exercise price of $5.00 per share, valued at $14,110, which expire on December 10, 2018. Ms. Hess also received an award of fully-vested options under the 2015 Equity Incentive Plan to purchase 75,000 shares of common stock at an exercise price of $6.00 per share, valued at $726,977, which expire on May 18, 2018. Ms. Hess also received 87,500 shares of common stock subject to performance-based vesting. The shares were valued at $6.716 per share, or $587,650, on the date of the award. Ms. Hess recognized additional compensation of $11,123 in 2015 for personal use of a company vehicle, grossed up for taxes.

(4)

For service as President in 2016, Mr. Erdberg received two stock awards. The first award of 250,000 shares of common stock was subject to performance-based vesting and fully vested on September 26, 2016. The shares were valued at $2.91 per share, or $727,500, on the date of the award. The second award of 332,500 shares of common stock remains subject to performance-based vesting. The shares were valued at $3.305 per share, or $1,098,913, on the date of the award. In addition to his annual salary, Mr. Erdberg received a bonus of $93,115 for withholding taxes paid on his stock awards and additional compensation of $6,000 for an auto allowance. Mr. Erdberg was awarded a $50,000 bonus on December 6, 2016 which was accrued and paid in January 2017.

For service as Chief Operating Officer and President in 2015, Mr. Erdberg received a fully-vested award under the 2015 Equity Incentive Plan of options to acquire 10,000 shares of common stock at an exercise price of $5.00 per share, valued at $28,221, which expire December 10, 2018. Mr. Erdberg also received a fully-vested award under the 2015 Equity Incentive Plan of options to acquire 75,000 shares of common stock at an exercise price of $6.00 per share, valued at $726,977, which expire May 18, 2018. For services in 2015, Mr. Edberg also received an award of 87,500 shares of common stock subject to performance-based vesting, which have not yet vested. The shares were valued at $6.716 per share, or $587,650, on the date of the award. Mr. Erdberg also received a $500 car allowance in December 2015.

27

(5)

Amounts shown in the “Stock Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to shares of restricted stock and immediately vested shares granted to our named executive officers. Amounts reflect our accounting for these awards and do not necessarily correspond to the actual values that may be realized by our named executive officers. The grant date fair values of shares of restricted stock and immediately vested shares were determined as of the grant date using the closing bid price of our common stock on the grant date. The assumptions used for the valuations are set forth in Note 7 – Shareholder Equity in the Notes. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions. See the Outstanding Equity Awards at Fiscal Year-End Table in this Annual Report and related notes for information with respect to equity awards made prior to fiscal 2016.

(6)	Amounts shown in the “Option Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to stock options granted to our named executive officers. Amounts reflect our accounting for these option grants and do not necessarily correspond to the actual values that may be realized by our named executive officers. The grant date fair values of these option grants were calculated at the grant date using the Black-Scholes-Merton option-pricing model. The assumptions used for the valuations are set forth in Note 9 – Employee Stock Options in the Notes. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions. See the Outstanding Equity Awards at Fiscal Year-End Table in this Annual Report and related notes for information with respect to stock options granted prior to fiscal 2016.

Employment Contracts and Potential Payments Upon Termination or Change in Control

Jay Nussbaum Employment Agreement.  On April 27, 2016, we entered into an Employment Agreement with Jay Nussbaum (as amended, the “Nussbaum Employment Agreement”), whereby Mr. Nussbaum agreed to serve as our Chief Executive Officer and a director (with such service as a director subject to the terms of a Director Agreement, dated June 1, 2015) for a period of two (2) years and twenty-two (22) days, subject to renewal for successive one year terms, in consideration of an annual salary of $1 base salary. Additionally, Mr. Nussbaum is eligible for an annual cash bonus if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Mr. Nussbaum shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as our Compensation Committee may from time to time determine and shall be entitled to participate in all benefits plans we provide to our senior executives.  We shall reimburse Mr. Nussbaum for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Nussbaum in the course of his employment.  In the event Mr. Nussbaum’s employment is terminated without Cause or by Mr. Nussbaum with Good Reason (as such terms are defined in the Nussbaum Employment Agreement), then in addition to receiving accrued but unpaid compensation and vacation pay through the end of the term of employment, benefits accrued and outstanding under benefit plans, and the reimbursement of documented, unreimbursed expenses prior to the date of termination, Mr. Nussbaum will be entitled to receive severance benefits equal to six months of his then-current base salary, continued coverage under our benefit plans for a period of twelve months and payment of his pro-rated earned annual bonus. Mr. Nussbaum has also agreed to non-competition and non-solicitation provisions effective during his term of employment and for one year thereafter. On September 26, 2016, the Company and Mr. Nussbaum amended the Nussbaum Employment Agreement to extend the term of Mr. Nussbaum’s until December 31, 2018.

Kevin Hess Employment Agreement.  On October 2, 2015, we entered into an Amended and Restated Employment Agreement with Kevin Hess (as further amended, the “K. Hess Employment Agreement”), whereby Mr. Hess agreed to serve as our Chief Executive Officer for a period of two (2) years, subject to renewal for successive one year terms, in consideration for an annual salary of $200,000. On April 27, 2016, the Company and Mr. Hess amended the K. Hess Employment Agreement to reflect Mr. Hess’s appointment as Chief Technology Officer and extend the term of employment until May 18, 2018, which was further extended to December 31, 2018 pursuant to a subsequent amendment to the K. Hess Employment Agreement. Additionally, Mr. Hess is eligible for an annual cash bonus in an amount equal to up to one hundred percent (100%) of his then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Mr. Hess shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as our Compensation Committee may from time to time determine and shall be entitled to participate in all benefits plans we provide to our senior executives.  Mr. Hess is also entitled to the use of a company-provided vehicle. We shall reimburse Mr. Hess for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Hess in the course of his employment.  In the event Mr. Hess’ employment is terminated without Cause or by Mr. Hess with Good Reason (as such terms are defined in the K. Hess Employment Agreement), Mr. Hess shall be entitled to receive his accrued and unpaid base salary through the date of termination, continued coverage under our benefit plans for a period of one months and reimbursement of documented, unreimbursed expenses incurred prior to the date of termination. Mr. Hess has also agreed to non-competition and non-solicitation provisions effective during the term of his employment and for one year thereafter.

Felicia Hess Employment Agreement.  On May 18, 2015, we entered into an employment agreement with Felicia Hess (as amended, the “F. Hess Employment Agreement”), whereby Ms. Hess agreed to serve as our Chief Executive Officer and director for a period of two (2) years, subject to renewal for successive one year terms, in consideration for an annual salary of $150,000. On October 2, 2015, Ms. Hess resigned as Chief Executive Officer and as a director, and the F. Hess Employment Agreement was amended to reflect Ms. Hess’s appointment as Chief Operating Officer. The F. Hess Employment Agreement was subsequently amended to extend the term of Ms. Hess’s employment to December 31, 2018.  Under the F. Hess Employment Agreement, Ms. Hess is eligible for an annual cash bonus in an amount equal to up to one hundred percent (100%) of her then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Ms. Hess shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as our Compensation Committee may from time to time determine and shall be entitled to participate in all benefits plans we provide to our senior executives.  Ms. Hess is also entitled to the use of a company-provided vehicle. We shall reimburse Ms. Hess for all reasonable out-of-pocket expenses actually incurred or paid in the course of her employment.  In the event Ms. Hess’ employment is terminated without Cause or by Ms. Hess with Good Reason (as such terms are defined in the F. Hess Employment Agreement), ), then in addition to receiving accrued but unpaid compensation and vacation pay through the end of the term of employment, benefits accrued and outstanding under benefit plans, and the reimbursement of documented, unreimbursed expenses prior to the date of termination, Ms. Hess shall be entitled to receive severance benefits equal to six months of her then-current base salary, continued coverage under our benefit plans for a period of twelve months, payment of her pro-rated earned annual bonus, and the vesting of all unvested options or restricted stock awards will be accelerated. Ms. Hess has also agreed to non-competition and non-solicitation provisions during her term of employment and for one year thereafter.

Daniyel Erdberg Employment Agreement.  On May 18, 2015, we entered into an employment agreement with Daniyel Erdberg (as amended, the “Erdberg Employment Agreement”), whereby Mr. Erdberg agreed to serve as our Chief Operating Officer for a period of two (2) years, subject to renewal for successive one year terms, in consideration for an annual salary of $140,000.  On October 2, 2015, Mr. Erdberg resigned as Chief Operating Officer, and the Erdberg Employment Agreement was amended to reflect his appointment as President of the Company. The Erdberg Employment Agreement was subsequently further amended to increase Mr. Erdberg’s base salary to $150,000 and to extend his term of employment to December 31, 2018. Under the Erdberg Employment Agreement, Mr. Erdberg is eligible for an annual cash bonus in an amount equal to up to one hundred percent (100%) of his then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Mr. Erdberg shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as the Compensation Committee may from time to time determine and shall be entitled to participate in all benefits plans we provide to our executives. We shall reimburse Mr. Erdberg for all reasonable out-of-pocket expenses actually incurred or paid in the course of his employment. Mr. Erdberg was granted a $500 per month car allowance for the term of his employment by the Board of Directors in December 2015. In the event Mr. Erdberg’s employment is terminated without Cause or by Mr. Erdberg with Good Reason (as such terms are defined in the Erdberg Employment Agreement), , then in addition to receiving accrued but unpaid compensation and vacation pay through the end of the term of employment, benefits accrued and outstanding under benefit plans, and the reimbursement of documented, unreimbursed expenses prior to the date of termination, Mr. Erdberg shall be entitled to receive severance benefits equal to six months of his then-current base salary, continued coverage under our benefit plans for a period of twelve months after his termination date and payment of his pro-rated earned annual bonus. Mr. Erdberg has also agreed to non-competition and non-solicitation provisions during the term of his employment and for one year thereafter.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2016.

	Option awards			Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (1)	Market value of shares of units of stock that have not vested ($) (2)
(a)	(b)	(e)	(f)	(g)	(h)
Jay Nussbaum
Option Grant	50,000	5.00	12/10/2018	-
Stock Grant				500,000	1,420,000

Kevin Hess
Option Grant	75,000	6.00	05/18/2018	-	-
Option Grant	15,000	5.00	12/10/2018	-	-

Felicia Hess
Option Grant	75,000	6.00	05/18/2018	-	-
Option Grant	5,000	5.00	12/10/2018	-	-
Stock Grant	0	0		431,500	1,225,460

Daniyel Erdberg
Option Grant	75,000	6.00	05/18/2018	-	-
Option Grant	10,000	5.00	12/10/2018	-	-
Stock Grant	0	0		332,500	944,300

(1)	These are unvested awards of restricted stock which will vest, if at all, as follows: (i) in the case of Mr. Nussbaum, 450,000 shares of common awarded on September 26, 2016, that vest subject to performance-based vesting which has not yet occurred, and 50,000 shares of common stock awarded on June 1, 2015 that vest on June 1, 2017; (ii) in the case of Ms. Hess, 431,500 shares of common awarded on September 26, 2016 that vest subject to performance-based vesting which has not yet occurred; and (iii) in the case of Mr. Erdberg, 332,500 shares of common awarded on September 26, 2016 that vest subject to performance-based vesting which has not yet occurred.

(2)	The market value shown was determined by multiplying the number of shares of restricted stock that have not vested by the $2.84 closing bid price per share of our common stock on December 31, 2016, the last trading day of our fiscal 2016.

Director Compensation

The following table sets forth director compensation for the fiscal year ended December 31, 2016 (excluding compensation to the Company’s executive officers set forth in the summary compensation table above) paid by the Company.

Name	Fees Earned or Paid in Cash	Total ($)
Michael Haas	$30,000	$30,000
Maj. Gen. Wayne P. Jackson (Ret.)	$24,000	$24,000
Lt. Gen. Michael T. Flynn (Ret.) (1)	$27,000	$27,000
Total:	$129,000	$129,000

(1)	Lt. Gen. Flynn was appointed as a director on April 27, 2016 and resigned effective December 31, 2016 to become President Trump’s National Security Advisor. Lt. Gen. Flynn disclaimed all interest in vested and unvested restricted stock awards and therefore did not effectively receive any stock-based compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of and percent of the Company's common stock beneficially owned as of March 17, 2017, by all directors, our named executive officers, our directors and executive officers as a group, and persons or groups known by us to own beneficially 5% or more of our Common Stock or our Preferred Stock having voting rights.

The business address of each of the beneficial owners listed below is c/o Drone Aviation Holding Corp., 11651 Central Parkway #118, Jacksonville, Florida 32224.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Dr. Phillip Frost (2)	Common Stock	1,950,834	20.7%

Jay Nussbaum (3)	Common Stock	2,143,433	22.6%

Felicia Hess (4)	Common Stock	1,269,833	14.1%

Daniyel Erdberg (5)	Common Stock	938,833	10.4%

Kevin Hess (6)	Common Stock	140,000	1.6%

Wayne Jackson	Common Stock	0	0%

Michael Haas	Common Stock	0	0%

David V. Aguilar (7)	Common Stock	0	0%

Executive Officers and Directors as a Group (8 persons)	Common Stock	4,649,433	47.6%

(1)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 17, 2017. On March 17, 2017, there were 8,682,220 shares of our common stock outstanding. To calculate a stockholder's percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 17, 2017. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person's name.

(2)	Represents 1,450,834 shares of common stock and 500,000 shares of common stock on an as-converted basis in respect of a convertible note payable by the Company to Dr. Frost.

(3)	Represents 1,593,433 shares of common stock, 500,000 shares of common stock on an as-converted basis in respect of a convertible note payable by the Company to Mr. Nussbaum and 50,000 shares underlying vested options with an exercise price of $5.00 which expire on December 10, 2018.

(4)	Represents 1,189,833 shares of common stock, 75,000 shares underlying vested options with an exercise price of $6.00 which expire in May 2018 and 5,000 shares of shares underlying vested options with an exercise price of $5.00 which expire in December 2018.

(5)	Represents 853,833 shares of common stock, 75,000 shares underlying vested options with an exercise price of $6.00 which expire in May 2018 and 10,000 shares underlying vested options with an exercise price of $5.00 which expire in December 2018.

(6)	Represents 50,000 shares of common stock, 75,000 shares underlying vested options with an exercise price of $6.00 which expire in May 2018 and 15,000 shares underlying vested options with an exercise price of $5.00 which expire in December 2018.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	230,000	$5.00	653,000
Equity compensation plans not approved by security holders	287,500	6.04	0
Total	517,500	$5.78	653,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During the last two fiscal years, there have been no transactions in which any director, executive officer or beneficial holder of more than 5% of the outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Director Independence

We are required to have two independent members of our Board of Directors and an Audit Committee with a majority of independent directors under the OTCQX Rules for U.S. Companies. Our Board of Directors determined in its business judgment that Wayne Jackson and Michael Haas are independent within the meaning of the OTCQX Rules for U.S. Companies, the Sarbanes-Oxley Act of 2002, and related SEC rules.

Item 14.  Principal Accounting Fees and Services.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

Audit Fees

Audit fees consist of fees billed for services associated with the audit of our annual financial statements, review of the Company’s financial statements included in Quarterly Reports on Form 10-Q, and services normally provided by the accounting firm for statutory and regulatory filings or engagements. For the year ended December 31, 2016, the audit fees totaled approximately $50,500. For the year ended December 31, 2015, the audit fees totaled approximately $45,000.

Audit-Related Fees

We did not incur any fees payable to our independent auditors for assurance and related services reasonably related to the performance of the audit or review of our financial statements during the fiscal years ended December 31, 2016 and 2015.

Tax Fees

We did not incur any fees payable to our independent auditors for professional services for tax compliance, tax advice, and tax planning during the fiscal years ended December 31, 2016 and 2015.

All Other Fees

We did not incur any fees payable to our independent auditors during the fiscal years ended December 31, 2016 and 2015 for products or services provided by our independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report or incorporated herein by reference:

(1)

Our Consolidated Financial Statements and Notes thereto begin on page F-1 of this Annual Report immediately after the signature page.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets for the Years Ended December 31, 2015 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2016

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2016

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the Notes thereto, or because it is not required.

(3)	Exhibits: The information required by Section (a)(3) of Item 15 of Form 10-K is set forth on the Exhibit Index that immediately precedes the exhibits filed with this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRONE AVIATION HOLDING CORP.

Date: March 17, 2017	By:	/s/ JAY H. NUSSBAUM
Jay H. Nussbaum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAY H. NUSSBAUM	Chief Executive Officer and Director	March 17, 2017
Jay H. Nussbaum	(Principal Executive Officer)

/s/ KENDALL CARPENTER	Chief Financial Officer	March 17, 2017
Kendall Carpenter	(Principal Financial and Accounting Officer)

/s/ KEVIN HESS	Chief Technology Officer and Director	March 17, 2017
Kevin Hess

/s/ DAVID AGUILAR	Director	March 17, 2017
David Aguilar

/s/ WAYNE JACKSON	Director	March 17, 2017
Wayne Jackson

/s/ MICHAEL HAAS	Director	March 17, 2017
Michael Haas

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated April 30, 2014, between Drone Aviation Holding Corp. and MacroSolve, Inc.	8-K	5/5/14	2.1	333-150332
2.2	Plan of Merger, effective March 26, 2015, between Drone Aviation Holding Corp. and Drone Aviation Corp.	10-K	3/31/15	10.14	333-150332
2.3	Asset Purchase Agreement, dated July 20, 2015, between Drone AFS Corp. Drone Aviation Holding Corp., Adaptive Flight, Inc., and the shareholders of Adaptive Flight, Inc.	8-K	7/21/15	10.1	333-150332
3.1	Articles of Incorporation of Drone Aviation Holding Corp., dated April 17, 2014	8-K	5/5/14	3.1	333-150332
3.2	Certificate of Amendment to Articles of Incorporation of Drone Aviation Holding Corp., dated October 29, 2015	8-K	10/30/15	3.1	333-150332
3.3	Bylaws of Drone Aviation Holding Corp.	8-K	5/5/14	3.6	333-150332
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	5/5/14	3.2	333-105332
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	5/5/14	3.3	333-105332
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock	8-K	5/5/14	3.4	333-105332
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	5/5/14	3.5	333-105332
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock	8-K	6/5/14	3.1	333-105332
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/5/14	3.2	333-105332
3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/3/15	3.3	333-105332
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	8/28/14	3.1	333-105332
3.12	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	6/3/15	3.4	333-105332
3.13	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.1	333-105332
3.14	Certificate of Correction to the Certificate of Designation of Preferences, rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.2	333-105332

4.1	Form of Convertible Promissory Note Series 2016 due October 1, 2017	8-K	9/30/16	4.1	333-105332
10.1	Form of Indemnification Agreement for Directors and Officers	8-K	6/5/14	10.4	333-105332
10.2	Independent Contractor Agreement, dated July 29, 2013, by and among US Technik, Inc., Lighter Than Air Systems Corp., and World Surveillance Group, Inc.	8-K	6/5/14	10.9	333-105332
10.3	Form of Independent Contractor Agreement for members of the Strategic Advisory Board of Drone Aviation Holding Corp.	8-K	8/28/14	10.2	333-10532
10.4*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Daniyel Erdberg	10-Q	5/15/15	10.17	333-150332
	(a) Amendment No. 1 to Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Daniyel Erdberg	8-K	10/7/15	10.2	333-150332
	(b) Amendment No. 2 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp., and Daniyel Erdberg	10-Q	4/29/16	10.4	333-150332
	(c) Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Daniyel Erdberg	8-K	9/30/16	10.5	333-150332
10.5*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Felicia A. Hess	10-Q	5/15/15	10.15	333-150332
	(a) Amendment No. 1 to Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Felicia Hess	8-K	10/7/15	10.1	333-150332
	(b) Amendment No. 2 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Felicia Hess	10-Q	4/29/16	10.5	333-150332
	(c) Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Felicia Hess	8-K	9/30/16	10.3	333-150332
10.6*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	5/15/15	10.16	333-150332
	(a) Amendment No. 1 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	4/29/16	10.3	333-150332
	(b) Amendment No. 2 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Kendall Carpenter	8-K	9/30/16	10.6	333-150332
10.7*	Director Agreement, dated June 4, 2015, between Drone Aviation Holding Corp. and Jay Nussbaum	8-K	6/5/15	10.1	333-150332
10.8	Intellectual Property Assignment Agreement, dated July 20, 2015, between Adaptive Flight, Inc., and Drone AFS Corp.	8-K	7/21/15	10.5	333-150332

10.9	Form of Non-Exclusive, Perpetual Intellectual Property and Patent License Agreement of Drone Aviation Holding Corp., dated July 20, 2015	8-K	7/21/15	10.6	333-150332
10.10*	Drone Aviation Holding Corp. 2015 Equity Incentive Plan	8-K	9/11/15	99.1	333-150332
10.11*	Amended and Restated Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Kevin Hess	8-K	10/7/15	10.3	333-150332
	(a) Amendment No. 2 [sic] to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Kevin Hess	10-Q	4/29/16	10.1	333-150332
	(b) Amendment No. 3 [sic] to Employment Agreement, dated September 26, 2016, between Drone Aviation Holding Corp. and Kevin Hess	8-K	9/30/16	10.4	333-150332
10.12	Form of Drone Aviation Holding Corp. Warrant to purchase Common Stock issued to Dougherty & Company, LLC, as Placement Agent	8-K	11/23/15	4.1	333-150332
10.13	Form of Drone Aviation Holding Corp. Common Stock Purchase Agreement for Private Offering Under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b)	8-K	11/23/15	10.1	333-150332
10.14	Form of Preferred Stock Conversion and Lockup Agreement for Series A Convertible Preferred Stock	8-K	11/23/15	10.2	333-150332
10.15	Form of Preferred Stock Conversion and Lockup Agreement for Series B Convertible Preferred Stock	8-K	11/23/15	10.3	333-150332
10.16	Form of Exchange Agreement for Series B-1 Convertible Preferred Stock	8-K	11/23/15	10.9	333-150332
10.17	Form of Preferred Stock Conversion and Lockup Agreement for Series C Convertible Preferred Stock	8-K	11/23/15	10.4	333-150332
10.18	Form of Preferred Stock Conversion and Lockup Agreement for Series D Convertible Preferred Stock	8-K	11/23/15	10.5	333-150332
10.19	Form of Preferred Stock Conversion Agreement for Series E Convertible Preferred Stock	8-K	11/23/15	10.6	333-150332
10.20	Form of Preferred Stock Conversion Agreement for Series F Convertible Preferred Stock	8-K	11/23/15	10.7	333-150332
10.21	Form of Preferred Stock Conversion Agreement for Series G Convertible Preferred Stock	8-K	11/23/15	10.8	333-150332
10.22*	Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	4/29/16	10.2	333-150332
	(a) Amendment No. 1 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Jay H. Nussbaum	8-K	9/30/16	10.2	333-150332
10.23*	Form of Drone Aviation Holding Corp. Restricted Stock Agreement (Non-Assignable) (Effective April 27, 2016)	10-Q	7/29/16	10.7	333-150332

10.24*	Form of Drone Aviation Holding Corp. Restrictive Stock Agreement (Non-Assignable)	8-K	9/30/16	10.7	333-150332
10.25	Form of Subscription Agreement for Convertible Promissory Notes Series 2016 due October 1, 2017	8-K	9/30/16	10.1	333-150332
10.26	Offer Letter between Drone Aviation Holding Corp. and David V. Aguilar, accepted January 9, 2017	8-K	1/12/17	10.1	333-150332
10.27	Director Agreement, dated January 9, 2017, between Drone Aviation Holding Corp. and David V. Aguilar	8-K	1/12/17	10.2	333-150332
10.28*	Form of Drone Aviation Holding Corp. Nonqualified Stock Option Agreement	8-K	1/12/17	10.3	333-150332
21	List of Subsidiaries of Drone Aviation Holding Corp.	–	–	–	–	X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32**	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
101 INS***	XBRL Instance Document	–	–	–	–	X
101 SCH***	XBRL Taxonomy Extension Schema Document	–	–	–	–	X
101 CAL***	XBRL Taxonomy Calculation Linkbase Document	–	–	–	–	X
101 LAB***	XBRL Taxonomy Labels Linkbase Document	–	–	–	–	X
101 PRE***	XBRL Taxonomy Presentation Linkbase Document	–	–	–	–	X
101 DEF***	XBRL Taxonomy Extension Definition Linkbase Document	–	–	–	–	X

*	Indicates management contract or compensatory plan or arrangement.
**	Furnished herewith
***	These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this report

DRONE AVIATION HOLDING CORP.

Financial Statements Together With

Report of Independent Registered Public Accounting Firm

For the Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Drone Aviation Holding Corp.

Jacksonville, FL

We have audited the accompanying consolidated balance sheets of Drone Aviation Holding Corp. and its subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drone Aviation Holding Corp. and its subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 17, 2017

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	12/31/2016	12/31/2015

ASSETS

CURRENT ASSETS:
Cash	$2,015,214	$2,659,734
Accounts receivable - trade	394,000	83,288
Inventory, net	459,885	118,795
Prepaid expenses and deposits	120,614	55,624

Total current assets	2,989,713	2,917,441

PROPERTY AND EQUIPMENT, at cost:	179,627	163,291
Less - accumulated depreciation	(60,784)	(26,995)

Net property and equipment	118,843	136,296

OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets, net	1,289,667	1,460,000

Total other assets	1,389,466	1,559,799

TOTAL ASSETS	$4,498,022	$4,613,536

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$293,922	$242,257
Accounts payable due to related party	46,849	6,000
Deferred revenue	-	7,896
Related party convertible notes payable - Series 2016, net of discount of $2,092,156	907,844	-
Derivative Liability	1,832,013	-
Note Payable - Oklahoma Technology Commercialization Center- Current	-	110,000

Total current liabilities	3,080,628	366,153

TOTAL LIABILITIES	$3,080,628	$366,153

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares; 100,100 and 101,100 shares issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	$10	$10
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares; 0 shares issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	-	-
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares; 0 shares issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	-	-
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares; 0 and 73,387 shares issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	-	7
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares; 0 and 2,000,000 shares issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	-	200
Convertible Preferred stock, Series E, $.0001 par value; authorized 5,400,000 shares; 0 shares issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	-	-
Convertible Preferred stock, Series F, $.0001 par value; authorized 3,300,999 shares; 0 and 1,999,998 shares issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	-	200
Convertible Preferred stock, Series G, $.0001 par value; authorized 8,000,000 shares; 0 and 2,000,0000 shares issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	-	200
Common stock, $.0001 par value; authorized 300,000,000 shares; 8,682,220 and 5,125,585 shares issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	868	513
Additional paid-in capital	21,089,301	15,385,523
Accumulated Deficit	(19,672,785)	(11,139,270)

Total stockholders' equity	1,417,394	4,247,383

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,498,022	$4,613,536

The accompanying notes are an integral part of these consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2016	2015

Revenues	$1,468,462	$472,159

Cost of good sold	557,725	282,753

Gross profit	910,737	189,406

General and administrative expense	9,732,219	9,163,556

Loss from operations	(8,821,482)	(8,974,150)

Other income (expense)
Debt forgiveness	75,000	-
Derivative Gain	562,961	-
Interest income	-	192
Interest expense	(349,994)	(1,904)

Total other income (expense)	287,967	(1,712)

NET LOSS	(8,533,515)	(8,975,862)

Deemed dividend on Series G convertible preferred stock	-	80,000

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(8,533,515)	(9,055,862)

Weighted average number of common shares outstanding - basic and diluted	6,919,510	2,034,421

Basic and diluted net loss per share	$(1.23)	$(4.45)

The accompanying notes are an integral part of these consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2016 and 2015

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series B-1		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Preferred Stock Series G		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, at December 31, 2014	926,953	$93	396,750	$40	324,671	$32	68,731	$7	345,400	$35	36,050,000	$3,605	5,400,000	$540	3,300,999	$330	-	$-	$3,702,233	$(2,163,408)	$1,543,507

Net Loss																				(8,975,862)	(8,975,862)
Conversion of Series A preferred stock to common stock	739,125	74	(295,650)	(30)															(44)		-
Conversion of Series B preferred stock to common stock	8,117	1			(324,671)	(32)													31		-
Conversion of Series B1 preferred stock to common stock	55,000	5					(68,731)	(7)											2		-
Conversion of Series C preferred stock to common stock	680,033	68							(272,013)	(28)									(40)		-
Conversion of Series D preferred stock to common stock	851,250	85									(34,050,000)	(3,405)							3,320		-
Conversion of Series E preferred stock to common stock	135,000	14											(5,400,000)	(540)					526		-
Conversion of Series F preferred stock to common stock	32,525	3													(1,301,001)	(130)			127		-
Conversion of Series G preferred stock to common stock	50,000	5															(2,000,000)	(200)	195		-
Proceeds from Series G preferred stock issued for cash																	4,000,000	400	999,600		1,000,000
Beneficial conversion feature on preferred stock Series G																			80,000		80,000
Deemed dividend on Series G preferred stock																			(80,000)		(80,000)
Proceeds from common stock issued for cash	745,000	75																	3,484,675		3,484,750
Common stock issued to Series E, F and G holders	252,525	25																	(25)		-
Stock Based Compensation - ASC 505 Adj for 2014 share issuance																			213,333		213,333
Stock Based Compensation - Shares Issuance to Employee	500,000	50																	2,575,210		2,575,260
Stock Based Compensation - options and warrants																			3,146,395		3,146,395
Common stock issued for asset acquisition	150,000	15																	1,259,985		1,260,000
Common stock issued due to reverse split rounding	57	-																			-

	Common Stock			Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series B-1		Preferred Stock Series C		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F		Preferred Stock Series G		Additional Paid-in	Accumulated
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, at December 31, 2015	5,125,585	$513		101,100	$10	-	$-	-	$-	73,387	$7	2,000,000	$200	-	$-	1,999,998	$200	2,000,000	$200	$15,385,523	$(11,139,270)	$4,247,383

Net Loss																					(8,533,515)	(8,533,515)
Conversion of Series A preferred stock to common stock	2,500	-	#	(1,000)	-															-		-
Conversion of Series C preferred stock to common stock	183,468	18								(73,387)	(7)									(11)		-
Conversion of Series D preferred stock to common stock	50,000	5										(2,000,000)	(200)							195		-
Conversion of Series F preferred stock to common stock	50,000	5														(1,999,998)	(200)			195		-
Conversion of Series G preferred stock to common stock	50,000	5																(2,000,000)	(200)	195		-
Adaptive Flight Asset Made Whole Stock	50,000	5																		150,495		150,500
Stock Based Comp. - Employee Shares - Vesting for PY share issuance																				874,440		874,440
Stock Based Comp. - Employee Shares - Vesting for CY share issuance	2,464,000	246																		3,952,309		3,952,555
Stock Based Compensation - Non-employee Shares	210,000	21																		377,766		377,787
Stock Based Compensation - Options and Warrants																				348,244		348,244
Deemed Dividend	496,667	50																		1,641,434		1,641,484
Deemed Dividend																				(1,641,484)		(1,641,484)

Balance - December 31, 2016	8,682,220	$868		100,100	$10	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$21,089,301	$(19,672,785)	$1,417,394

The accompanying notes are an integral part of these consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2016	2015
OPERATING ACTIVITIES:
Net loss	$(8,533,515)	$(8,975,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for inventory obsolescence	-	18,589
Depreciation expense	33,789	19,955
Amortization expense of intangible assets	170,333	37,935
Impairment of intangible asset	-	65,674
Amortization expense of debt discount	302,818	-
Gain on settlement of make whole provision	(11,000)	-
Gain on derivative liability	(562,961)	-
Gain on settlement of debt	(75,000)	-
Stock based compensation	5,553,026	5,934,988

Changes in current assets and liabilities:
Accounts receivable	(310,712)	(53,118)
Inventory	(341,090)	(97,980)
Prepaid expenses and other current assets	(64,990)	(5,455)
Accounts payable and accrued expense	213,165	177,874
Due to related party	40,849	3,819
Deferred revenue	(7,896)	7,896

Net cash used in operating activities	(3,593,184)	(2,865,685)

INVESTING ACTIVITIES:
Cash paid on asset acquisition	-	(200,000)
Cash paid on furniture and equipment	(16,336)	(129,227)

Net cash used in investing activities	(16,336)	(329,227)

FINANCING ACTIVITIES:
Proceeds from common stock issued for cash	-	3,484,750
Proceeds from Series G preferred stock issued for cash	-	1,000,000
Cash repayment on OTCC loan	(35,000)	-
Proceeds from related party Convertible Notes Payable Series 2016	3,000,000	-

Net cash provided by financing activities	2,965,000	4,484,750

NET INCREASE (DECREASE) IN CASH	(644,520)	1,289,838

CASH, beginning of period	2,659,734	1,369,896

CASH, end of period	$2,015,214	2,659,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year ended December 31, 2016:
Interest	$327	$1,904
Income taxes	$-	$159

Noncash investing and financing activities for the year ended December 31, 2016:
Common Stock issued for adaptive flight asset make whole provision	$150,500	$-
Conversion of Series A preferred stock to common stock	$-	$74
Conversion of Series B preferred stock to common stock	$-	$1
Conversion of Series B-1 preferred stock to common stock	$-	$5
Conversion of Series C preferred stock to common stock	$18	$68
Conversion of Series D preferred stock to common stock	$5	$85
Conversion of Series E preferred stock to common stock	$-	$14
Conversion of Series F preferred stock to common stock	$5	$3
Conversion of Series G preferred stock to common stock	$5	$5
Asset acquisition for stock	$-	$1,260,000
Common stock issued to Series E, F and G holders	$-	$25
Deemed dividend beneficial conversion featue on convertible preferred stock	$-	$80,000
Derivative liability on reset provision of Convertible Notes Payable Series 2016	$2,394,974	$-
Stock Issued for November 2015 PIPE Investors as consent Shares	$50	$-

The accompanying notes are an integral part of these consolidated financial statements.

Drone Aviation Holding Corp.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2016 and 2015

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

Principle of Consolidation:

Our consolidated financial statements as of December 31, 2016 and 2015 include the accounts of Drone Aviation Holding Corp. and its subsidiaries: Drone AFS Corp. and Lighter Than Air Systems Corp (“LTAS”).

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

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times such cash may be in excess of the FDIC limit of $250,000 per depositor. With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Cash Equivalents:

Cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions, including all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2016 and 2015.

Accounts Receivable and Credit Policies:

Accounts receivable-trade consists of amounts due from the sale of tethered aerostats, accessories, spare parts customization and refurbishment of aerostats.  Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At December 31, 2016 and 2015, the Company characterized $0 and $0 as uncollectible, respectively. There is a balance of $394,000 in accounts receivable-trade at December 31, 2016 for sales on account.

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

Property and Equipment:

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software. Property and equipment consists of the following at December 31, 2016 and 2015:

	2016	2015
Shop Machinery and equipment	$87,029	$80,889
Computers and electronics	35,270	28,911
Office furniture and fixtures	37,814	33,977
Leasehold improvements	19,514	19,514
	179,627	163,291
Less - accumulated depreciation	(60,784)	(26,995)
	$118,843	$136,296

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.

During the year ended December 31, 2016 and 2015, the Company purchased $16,336 and $129,227 of furniture and equipment, respectively.

The Company recognized $33,789 and $19,955 of depreciation expense for the year ended December 31, 2016 and 2015, respectively.

Long-Lived Assets & Goodwill:

The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, “Impairment or Disposal of Long-lived Assets.”  This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  In conjunction with the Company’s acquisition of LTAS in 2014, the Company acquired the LTAS customer list. The fair value of the customer list was determined by using a discounted cash flow model and $135,550 was recorded on the date of business combination. We recorded $31,941 of amortization expense for the year ended December 31, 2014, leaving a remaining carrying value of $103,609. The Company recorded another $37,935 amortization expense for the year ended December 31, 2015. After comparing the acquired customer list to the actual customers who placed orders following the acquisition of LTAS, the Company determined that the customer list was impaired at December 31, 2015 and amortized the remaining balance of $65,674 in 2015.

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles Goodwill and Other". ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company performed impairment analysis using the qualitative analysis under ASC 350-20 and, except as discussed above regarding the LTAS customer list at December 31, 2015, noted no impairment issues for 2016 and 2015.

Derivative Financial Instruments:

The Company evaluates the embedded conversion feature within its convertible debt instruments under ASC 815-15 and ASC 815-40 to determine if the conversion feature meets the definition of a liability and, if so, whether to bifurcate the conversion feature and account for it as a separate derivative liability. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a lattice model, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months after the balance sheet date.

Beneficial Conversion Features:

The Company evaluates the conversion feature for whether it was beneficial as described in ASC 470-30. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

Fair Value of Financial Instruments:

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures”. As defined in FASB ASC 820, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement) as follows:

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

The Company also follows the guidance for accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2016 and 2015.

Employee Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company has elected to early adopt ASU 2016-09 and has a policy to account for forfeitures as they occur.

Non-Employee Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with the provision of ASC 505-50, “Equity Based Payments to Non-Employees,” which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Related Parties:

The Company accounts for related party transactions in accordance with ASC 850 (“Related Party Disclosures”). A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

The accounts payable due to related parties at December 31, 2015 was comprised of $6,000 in director fees which were paid in January 2016.

Aerial Products Corp (“APC”) was a related party controlled by Kevin Hess, the Chief Technology Officer of our Company. Total charges from APC to LTAS during the years ended December 31, 2016 and 2015 were $0 and $7,549 respectively. The Company purchased used fixed assets from APC at fair market value for $6,500 during the year ended December 31, 2015.

As of December 31, 2016, there was $46,840 accrued interest payable to related parties on convertible notes payable. See Note 5 – Related Party Convertible Notes Payable and Derivative Liability for further information.

Earnings or Loss per Share:

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As there was a net loss for the years ended December 31, 2016 and 2015, basic and diluted losses per share in each such year are the same.

Recent Accounting Pronouncements

The Company has early-adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which amends ASC 718 – account for forfeitures as they occur. Policy election only relates to the service condition aspects of awards; the likelihood of achieving performance conditions will still need to be assessed each period. There was no impact from the adoption of this ASU on the Company’s financial statements.

The Company is currently evaluating ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and ASC 842 “Leases” for future adoption. Other than those pronouncements, management does not believe that there are any other recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company's financial statements.

2.	INVENTORIES

Inventories consisted of the following:

	2016	2015
Raw Materials	$48,014	$26,358
Work in progress	254,258	3,817
Finished Goods	160,819	107,209
Less valuation allowance	(3,206)	(18,589)
Total	$459,885	$118,795

3.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	2016	2015
Prepaid insurance	$29,911	$25,517
Prepaid products and services	83,515	24,192
Prepaid rent and security deposit	7,188	5,915
	$120,614	$55,624

4.	INTANGIBLE ASSETS

On July 20, 2015, the Company, through its wholly-owned subsidiary Drone AFS Corp., purchased substantially all the assets of Adaptive Flight, Inc. (“AFI”), a Georgia corporation. The Company purchased assets, including, but not limited to, intellectual property, licenses and permits, including commercial software licenses for the “GUST” (Georgia Tech UAV Simulation Tool) autopilot system and other transferable licenses which include flight simulation and fault tolerant flight control algorithms. The Company paid $100,000 in immediately available funds and $100,000 to be held in escrow. In addition, the Company issued 150,000 shares of unregistered common stock valued at $8.40 per share, on a post-October 29, 2015 reverse stock split basis, on the date of agreement, to be held in escrow.

The Company had a milestone of twelve months to complete a technology integration plan, the non-completion of which could result in the return of the purchased assets and termination of the Company’s obligations to release the escrow cash and shares. Additional milestones included exclusive, no-cost and perpetual licenses to all contributing intellectual property included or related to the purchased assets. As such time as all milestones were met, one-half of the escrow shares were to be released to AFI. Upon termination of the escrow agreement, anticipated to be twelve months from the closing of the asset purchase, if all milestones had been met, the remaining escrow shares would be released to AFI; but if all milestones have not been met, the escrow cash and escrow shares would be released to the Company and the purchased assets would be returned to AFI. According to the terms of the Escrow Agreement, if the escrow share value was less than $1,400,000, the Company must issue an additional number of unregistered shares, not to exceed 50,000 shares. At December 31, 2015, the value of the 150,000 shares was $3.23 per share, or $484,500. The Company recorded $161,500 as an additional liability and expense at December 31, 2015 for the cost of 50,000 shares at $3.23 per share. On June 3, 2016, the Integration Plan was deemed to be completed. At June 3, 2016, the value of the 150,000 shares was $3.01 per share, or $451,150. The additional liability was reduced to $150,500 for the cost of 50,000 shares at $3.01 per share. The Company recorded the $11,000 reduction in the additional liability through the statement of operations at June 3, 2016. The Company began amortizing the $1,460,000 of purchased assets over a sixty month period on June 3, 2016 in the amount of $24,333 per month. Total amortization expense for the year ended December 31, 2016 was $170,333. The remaining unamortized balance of $1,289,667 is estimated be amortized in the estimated amounts of $292,000 per year for 2017 through 2020 and $121,667 in 2021.

The asset acquisition did not qualify as a business combination under ASC 805-10 and has been accounted for as a regular asset purchase.

5.	RELATED PARTY CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

On September 29, 2016, the Company issued Convertible Promissory Notes Series 2016 due October 1, 2017 in the aggregate principal amount of $3,000,000 in a private placement to the Chairman of the Board and the Chairman of the Strategic Advisory Board of the Company, both of whom are greater than 10% shareholders of the Company. The notes bear interest at a rate of six percent (6%) per annum. The Company may prepay the notes at any time without penalty. If the Company does not prepay a note in full or the holder does not convert the note before the maturity date, the Company may pay the outstanding principal amount and any accrued and unpaid interest on the maturity date with cash or with common stock or through a combination of cash and stock at the Company’s discretion. The conversion price of the notes is the lesser of $3.00 per share or eight-five percent (85%) of the lowest per share purchase price of common stock in the next sale of common stock in which the Company receives gross proceeds of an amount greater than or equal to $3,000,000.

Under ASC 815, these notes require liability classification and must be measured at fair value at the end of each reporting period.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of December 31, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of December 31, 2016	$0	$0	$1,832,013	$1,832,013
Derivative liabilities as of December 31, 2015	$0	$0	$0	$0

The following table represents the change in the fair value of the derivative liabilities during the year ended December 31, 2016:

Fair value of derivative liabilities as of December 31, 2015	$0
Fair value of derivative liability at December 31, 2016 recorded as debt discount	2,394,974
Change in fair value of derivative liabilities	(562,961)
Fair value of derivative liabilities as of December 31, 2016	$1,832,013

The amortization of the debt discount is $302,818 for the year ended December 31, 2016. The $3,000,000 payable associated with the Convertible Promissory Notes Series 2016 due October 1, 2017 is $907,844 as of December 31, 2016, net of a $2,092,156 debt discount which is being amortized over the life of the loan using the effective interest method.

6.	OKLAHOMA TECHNOLOGY COMMERCIALIZATION CENTER

At the time of the April 30, 2014 merger between MacroSolve, Inc. (“MacroSolve”) and the Company, MacroSolve had a $110,000 balance on its refundable award from the State of Oklahoma Technology Business Finance Program. On September 23, 2016, the parties agreed to settle the obligation for $35,000 with the balance of $75,000 written off and recorded as debt forgiveness.

7.	SHAREHOLDERS’ EQUITY

On October 29, 2015, the Company effected a 1-for-40 reverse split of its common stock. The reverse split has been applied retroactively for disclosure purposes.

For the year ended December 31, 2016

The Company issued a total of 3,556,635 shares of common stock during the year ended December 31, 2016, as described below:

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

The Company issued 50,000 shares of common stock to AFI, as discussed above in Note 4 – Intangible Assets, after all milestones had been met as a requirement of the terms of the Escrow Agreement because the value of the escrowed shares fell below $1,400,000 and triggered a “make whole” provision. A gain of $11,000 was recognized since the fair value of $150,500 on the date of issuance was less than the original accrual.

The Company issued 100,000 shares of common stock with monthly vesting provisions to a newly-appointed director, Lt. Gen. Michael T. Flynn, for 24 months of services. Lt. Gen. Flynn could earn a pro rata portion of the shares, calculated based on the twenty four-month vesting schedule. Lt. General Flynn resigned as a director on December 31, 2016 due to his appointment as National Security Advisor to President Donald Trump. Lt. General Flynn forfeited 66,667 unvested shares and disclaimed 33,333 vested shares. The Company recorded $97,000 in stock based compensation related to General Flynn’s board service which could not be reversed upon his disclaimer due to ASC 718-20-35-3 which stipulated that once an award vested, the compensation cost could not be reversed.

The Company issued an aggregate of 1,150,000 shares of common stock outside of the 2015 Equity Plan to Jay Nussbaum, Felicia Hess, Daniyel Erdberg, Kendall Carpenter, and Kevin Hess pursuant to Stock Award Agreements. The shares will vest upon consummation of a significant equity and/or debt financing at least equal to the November 2015 financing which raised $3,725,000 provided that the holder remains engaged by the Company through the vesting date. Stock based compensation of $3,346,615 was recognized during the year ended December 31, 2016 as the shares became fully vested on September 29, 2016 by resolution of the Board of Directors that the issuance of the Convertible Promissory Notes Series 2016 due October 1, 2017 qualified as such a significant financing.

On September 26, 2016, the Company issued 1,339,000 shares of common stock outside of the 2015 Equity Plan to Jay Nussbaum, Felicia Hess, Daniyel Erdberg, Kendall Carpenter, Mike Silverman and Lt. Gen. Michael Flynn pursuant to Stock Award Agreements. The shares will vest upon consummation of a significant equity and/or debt financing from which the Company receives gross proceeds of at least $5,000,000 provided that the holder remains engaged by the Company through the vesting date. Lt. General Flynn resigned as a director on December 31, 2016 due to his appointment as National Security Advisor to President Donald Trump. Lt. General Flynn forfeited 25,000 unvested shares. The Company did not recognize any expense for these 25,000 cancelled shares for the year ended December 31, 2016. Stock based compensation of $508,940 was recognized during the year ended December 31, 2016.

The Company issued 150,000 shares of common stock with monthly vesting provisions to Strategic Advisory Board members, Dr. Philip Frost and Steven Rubin, for 12 months of services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. The Company recognized a total of $284,000 expense for the pro rata portion of shares earned by the two members during the year ended December 31, 2016.

On September 26, 2016, the Company issued 35,000 shares of common stock outside the 2015 Equity Plan to Reginald Brown, Jr. pursuant to Stock Award Agreement for consulting services. The shares will vest upon consummation of a significant equity and/or debt financing from which the Company receives gross proceeds of at least $5,000,000 provided that the holder remains engaged by the Company through the vesting date. Stock based compensation of $11,065 was recognized during the year ended December 31, 2016.

The Company issued 25,000 shares of common stock to a member of the Strategic Advisory Board for services which were immediately vested and recorded at the fair market value of $82,722.

On September 29, 2016, the Company issued 496,667 shares of common stock to twelve investors, including 406,666 shares to four affiliate investors that were party to the November 2015 private placement, pursuant to the purchase agreement for such private placement. These investors purchased stock at $5.00 per share and under the purchase agreement received twelve months of price protection. The Convertible Promissory Notes Series 2016 due October 1, 2017 included a $3.00 per share conversion factor, thereby triggering the price protection feature. The value of the shares that were issued, based upon the closing stock price on the date of issuance, was $1,641,484 and was treated as a deemed dividend.

As of December 31, 2016, the Company had unamortized stock compensation of $230,335 for non-employees and $3,946,330 for employees and directors.

For the year ended December 31, 2015

The Company issued a total of 4,198,632 common shares during the 2015, adjusted for the October 29, 2015 1:40 reverse split, described further as follows:

The Company issued 739,125 shares of common stock between January 1 and December 31, 2015 pursuant to conversions of an aggregate of 295,650 shares of Series A preferred stock.

The Company issued 8,117 share of common stock between July 1 and December 31, 2015 pursuant to conversions of an aggregate of 324,671 shares of Series B preferred stock.

The Company issued 680,033 shares of common stock between April 1 and December 31, 2015 pursuant to conversions of an aggregate of 272,013 shares of Series C preferred stock.

The Company issued 851,250 shares of common stock between April 1 and December 31, 2015 pursuant to conversions of an aggregate of 34,050,000 shares of Series D preferred stock.

The Company issued 135,000 shares of common stock between July 1 and December 31, 2015 pursuant to conversions of an aggregate of 5,400,000 shares of Series E preferred stock, including 2,700,000 additional shares issued on June 2, 2015 due to the Most Favored Nations provision associated with their initial investment.

The Company issued 32,525 shares of common stock between October 1 and December 31, 2015 pursuant to conversions of an aggregate of 1,301,000 shares of Series F preferred stock

The Company issued 50,000 shares of common stock between October 1 and December 31, 2015 pursuant to conversions of an aggregate of 2,000,000 shares of Series G preferred stock

On June 1, 2015, the Company issued 50,000 shares of common stock with monthly vesting provisions to the Chairman of the Board for twenty-four months services pursuant to a Director Agreement. The Chairman can earn a pro rata portion of the shares, calculated on a twenty-four month vesting period, in the event the Chairman relinquishes his position and board seat prior to the expiration date of the Director Agreement. The Company recognized a total of $270,000 and $157,500 expense for the pro rata portion of shares earned by the Chairman during 2016 and 2015, respectively.

On August 27, 2014, the Company issued 50,000 shares of common stock with monthly vesting provisions to two members of its Strategic Advisory Board for twelve months services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. The Company recognized a total of $213,333 expense for the pro rata portion of shares earned by the two advisors during 2015 and has recognized a total of $340,000 since August 27, 2014. The shares became fully vested on August 27, 2015.

On July 20, 2015, the Company issued 150,000 shares of common stock valued at $1,260,000 to acquire assets from Adaptive Flight, Inc. as described above.

On September 4, 2015, the Company issued 450,000 shares of common stock to four management employees and one director pursuant to stock award agreements. The vesting condition of the shares was for consummation of a $4,000,000 equity or debt financing provided that the holder remains engaged by the Company through the vesting date. On February 4, 2016, the Board deemed that vesting had occurred. Stock based compensation of $604,440 and $2,417,760 was recognized in 2016 and 2015, respectively.

On November 17 and 19, 2015, the Company sold an aggregate of 745,000 shares of common stock for a purchase price of $5.00 per share in a Private Placement for cash proceeds of $3,484,750 net of $240,250 financing fees. In connection with this sale, the Company issued an aggregate of 70,000 additional shares of common stock to holders of Series E preferred stock pursuant to the ‘most favored nations’ provisions governing the Series E preferred stock. Additionally, pursuant to the terms of the Series F preferred stock and Series G preferred stock, the Company was required to obtain consent to issue securities at a per share purchase price less than the purchase price of the Series F and Series G. In consideration for the consents, the company issued an aggregate of 182,525 shares of common stock to the holders of Series F and Series G preferred stock.

On November 20, 2015, the Company entered into an Exchange Agreement with the holder of its outstanding shares of Series B-1 preferred stock pursuant to which the holder exchanged 68,731 shares of Series B-1 preferred stock for 55,000 shares of common stock.

On October 29, 2015, the Company issued an aggregate of 57 shares of common stock to various investors due to rounding factors associated with implementing the 1:40 reverse split.

8.	PREFERRED STOCK

For the year ended December 31, 2016

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

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity. The Company analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted that Series G stock issued during 2015 contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $80,000. The beneficial conversion feature was fully amortized and recorded as a deemed dividend during the year ended December 31, 2015.

During the year ended December 31, 2016, one investor who held Series A preferred stock converted a total of 1,000 shares of Series A preferred stock for an aggregate of 2,500 shares of common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages. During the same period, two investors who held Series C preferred stock converted a total of 73,387 shares of Series C for an aggregate of 183,468 shares of common stock, one investor who held Series D preferred stock converted a total of 2,000,000 shares of Series D for an aggregate of 50,000 shares of common stock, one investor who held Series F preferred stock converted a total of 1,999,998 shares of Series F for an aggregate of 50,000 shares of common stock, and two investors who held Series G preferred stock converted a total of 2,000,000 shares of Series G for an aggregate of 50,000 shares of common stock, all in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

For the year ended December 31, 2015

On October 29, 2015, a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

During 2015, eight investors in Series A preferred stock converted a total of 295,650 shares of Series A for an aggregate of 739,126 shares of common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages. During the same period, both investors in Series B preferred stock converted a total of 324,671 shares of Series B for 8,117 shares of common stock, six investors in Series C preferred stock converted a total of 272,013 shares of Series C for an aggregate of 680,033 shares of common stock, thirteen investors in Series D preferred stock converted a total of 34,050,000 shares of Series D for an aggregate of 851,250 shares of common stock, seven investors in Series E preferred stock converted a total of 5,400,000 shares of Series E for an aggregate of 135,000 shares of common stock, three investors in Series F preferred stock converted a total of 1,301,001 shares of Series F for an aggregate of 32,525 shares of common stock, and six investors in Series G preferred stock converted a total of 2,000,000 shares of Series G for an aggregate of 50,000 shares of common stock, all in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

On November 20, 2015, the Company entered into an Exchange Agreement with the holder of its outstanding shares of Series B-1 preferred stock pursuant to which the holder exchanged 68,731 shares of Series B-1 preferred stock for 55,000 shares of common stock.

Series G Preferred Private Placement

On June 2, 2015, the Company sold an aggregate of 4,000,000 units in a private placement of its securities to certain investors at a purchase price of $0.25 per unit pursuant to subscription for an aggregate purchase price of $985,725, net of $14,275 financing fees. Each unit consists of one share of the Company’s Series G Convertible Preferred Stock, par value $0.0001 per share, each of which is convertible into 0.025 shares of Common Stock on a post- reverse split basis.

On June 2, 2015, as a result of the sale of the Series G Preferred Stock, the Company issued 2,700,000 shares of Series E Convertible Preferred Stock, which are convertible into an aggregate of 67,500 shares of Common Stock on a post-reverse split basis, to existing holders of Series E Preferred Stock, in connection with certain anti-dilution rights associated with their purchase of such shares. The additional share issuance was treated as a ‘stock split’ and was retrospectively reflected as of December 31, 2014.

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

Common Stock Private Placement

On November 17 and 19, 2015, the Company sold an aggregate of 745,000 shares of common stock for a purchase price of $5.00 per share in a Private Placement. In connection with this sale, the Company issued an aggregate of 70,000 additional shares of common stock to holders of Series E preferred stock pursuant to the ‘most favored nations’ provisions governing the Series E preferred stock. Additionally, pursuant to the terms of the Series F preferred stock and Series G preferred stock, the Company was required to obtain consent to issue securities at a per share purchase price less than the purchase price of the Series F and Series G. In consideration for the consents, the company issued an aggregate of 182,525 shares of common stock to the holders of Series F and Series G preferred stock.

9.	EMPLOYEE STOCK OPTIONS

For the year ended December 31, 2016

During 2016, the Company granted 65,000 common stock options to employees for service provided. Of these, 50,000 options were granted to two employees and were immediately vested with an exercise price of $2.91 and the expiration date is April 27, 2019. One of these employees terminated and did not exercise her 10,000 options resulting in the expiration of the option. Another 5,000 options were immediately vested and were granted with an exercise price of $3.77 and the expiration date is July 29, 2019. Another employee received 10,000 options with two-year vesting and an exercise price of $3.00 and an expiration date of December 6, 2019. Two employees who received 2,500 options each in December 2015 terminated their employment and did not exercise their options resulting in the expiration of a total of 5,000 options.

For the year ended December 31, 2015

On October 29, 2015, a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

During 2015, the Company granted 842,500 common stock options to employees and a director for service provided. Of these, 250,000 options were immediately vested and were granted with an exercise price of $6.00 and the expiration date is May 18, 2018. Another 105,000 options were immediately vested and were granted with an exercise price of $5.00 and the expiration date of December 10, 2018. Another 250,000 options vest over two years or upon the up-listing of the Company’s common stock to a national securities exchange in the United States and were granted with an exercise price of $6.00 and the expiration date is June 1, 2018. These 250,000 options were surrendered and cancelled on September 4, 2015. A director received two options. The first was for 75,000 shares vesting over two years and was granted with an exercise price of $10.00 and the expiration date is June 1, 2018. The second was for 125,000 shares with vesting tied to performance and was granted with an exercise price of $10.00 and the expiration date is June 1, 2018. These two director options were surrendered and cancelled on September 4, 2015. Stock-based compensation was reversed for costs previously recognized on the total 450,000 surrendered and cancelled unvested options. Another option for 37,500 shares vesting over three years was granted with an exercise price of $10.80 and the expiration date is May 4, 2019.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during 2016 and 2015:

	2016	2015
Expected dividend yield	0%	0%
Expected volatility	102 – 108%	116-131%
Risk-free interest rate	0.79 – 1.38%	0.79 – 1.25%
Expected life of options	2.00 – 3.00 years	2.43 – 3.00 years

Under the Black-Scholes option price model, the fair value of the options granted in 2016 is estimated at $124,831. During 2016, $229,563 compensation expense was recognized. During 2015, $2,822,132 compensation expense was recognized. The unamortized stock compensation associated with employee options as of December 31, 2016 was $85,075.

The following table represents stock option activity as of and for the period ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2014	-	$0.00
Exercisable – December 31, 2014	-	$0.00		$0.00
Granted	842,500	$7.04
Exercised or Vested	-	$0.00
Cancelled or Expired	450,000	$7.78
Outstanding – December 31, 2015	392,500	$6.19	2.62
Exercisable – December 31, 2015	355,000	$5.70	2.55	$0.00
Granted	65,000	$2.99
Exercised or Vested	-	$0.00
Cancelled or Expired	(15,000)	$3.61
Outstanding – December 31, 2016	442,500	$5.81	1.72
Exercisable – December 31, 2016	407,500	$5.57	1.65	$0.00

10.	WARRANTS

For the year ended December 31, 2016

For the year 2016, 60,000 common stock purchase warrants were granted to four consultants for services provided. Each warrant was granted with the exercise price of $2.91, which immediately vested, and the expiration date is April 27, 2019.

During 2016, 10,472 MacroSolve warrants expired that were issued in 2011 with exercise prices ranging between $141.00 and $404.50 on a post-reverse split basis.

For the year ended December 31, 2015

On October 29, 2015, a 1:40 reverse split of the Company stock occurred and the effect has been applied retroactively for disclosure purposes.

For the year 2015, 52,500 common stock purchase warrants were granted to two consultants and a vendor for service provided. One consultant was granted 25,000 warrants with an exercise price of $10.00, vesting over two years and the expiration date is June 16, 2018. The other consultant was granted 12,500 warrants with an exercise price of $10.00, vesting over one year and the expiration date is June 25, 2018. These same two consultants and the vendor each received 5,000 warrants with an exercise price of $5.00, which immediately vested, and the expiration date is December 10, 2018.

On November 20, 2015, the Company issued 70,000 warrants with an exercise price of $5.00 to the placement agent in the common stock private placement, which immediately vested, and the expiration date is November 20, 2020.

The Company uses the Black-Scholes warrant pricing model to estimate the fair value of warrants.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during 2016 and 2015:

	2016	2015

Expected dividend yield	0%	0%
Expected volatility	105 – 108%	116-121%
Risk-free interest rate	.73 – .99%	.87-1.70%
Expected life of warrants	1.4 – 3 years	2.4 – 5 years

Under the Black-Scholes warrant price model, the fair value of the warrants granted during 2016 is estimated at $114,779. During 2016 and 2015, $118,681 and $324,263 compensation expense, respectively, was recognized.

The following table represents warrant activity as of and for the period ended December 31, 2016 and 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2014	12,129	$206.86	2.04
Exercisable – December 31, 2014	12,129	$206.86	2.04	$0.00
Granted	122,500	$6.53
Forfeited or Expired	(420)	$250.35
Outstanding – December 31, 2015	134,209	$23.87	3.66
Exercisable – December 31, 2015	104,209	$27.87	4.01	$0.00
Granted	60,000	$2.91
Forfeited or Expired	(10,472)	$193.72
Outstanding – December 31, 2016	183,737	$7.35	2.70
Exercisable – December 31, 2016	171,237	$7.15	2.79	$0.00

11.	INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $7,573,280 for 2016 and $4,220,577 for 2015 and will begin expiring in 2034. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The $7,573,280 estimate of net operating loss carry-forward is calculated after we consider the effect of Section 382.

Deferred tax assets consist of the tax effect of net operating loss carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

	December 31, 2016	December 31, 2015
Net operating loss carry-forwards	$2,574,915	$1,434,996
Valuation allowance	(2,574,915)	(1,434,996)
	$-0-	$-0-

The Company’s tax expense does not reflect the statutory rate since the Company’s deferred tax asset is fully offset by a valuation allowance. The statute of limitations is open for the tax years ending December 31, 2014 and thereafter.

12.	COMMITMENTS AND CONTINGENCIES

On November 17, 2014, the Company entered into a 60-month lease for 5,533 square feet of office and manufacturing space at 11651 Central Parkway Suite 118, Jacksonville, Florida, with an anticipated lease commencement date of February 1, 2015. The actual commencement date was July 1, 2015 and the lease was amended to 61 months expiring July 31, 2020. The monthly rent, including operating expenses and sales tax, for each year of the initial lease term is estimated to be $5,915. Anticipated total rent during the term of the lease is as follows:

Year 2017 - $ 73,619
Year 2018 - $ 75,437
Year 2019 - $ 77,309
Year 2020 - $ 45,651

On January 1, 2015, the Company entered into an agreement to lease executive office space for its President in Aventura, Florida. The monthly cost is approximately $1,684 per month, inclusive of services and taxes, on a month-to-month basis with a sixty-day notice to cancel the agreement.

Rent expense in 2016 and 2015 was $108,600, and $76,492, respectively.

The Company acquired licenses to certain technology of Georgia Tech Research Corporation (GTRC) through its purchase of Adaptive Flight, Inc.’s assets on July 20, 2015 and through direct license from GTRC. The licenses are perpetual and if the technology is patented, are protected through the expiration date of the patented know-how. Two of the licenses require a minimum royalty of $1,500 per year. Royalties are based on vehicle weight and range from $12.50 to $75.00 per vehicle on one license and $25.00 to $150.00 per vehicle on another license.

As of December 31, 2015, the Company was a party in a pending motion by Newegg Inc. for recovery of defendant legal fees of approximately $400,000 from the Company in the matter of MacroSolve, Inc. v Newegg Inc. (U.S.D.C.E.D. TX) case No 6:12-cv-46-MSS-KNM. On April 24, 2015, Newegg filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit, which issued an opinion on February 9, 2016, affirming the district court’s denial of Newegg’s motion to recover its legal fees. On May 9, 2016, Newegg filed a Petition for a Writ of Certiorari with the United States Supreme Court. On June 13, 2016, the United States Supreme Court issued an order denying that petition. Consequently, MacroSolve prevailed in the matter.

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products Corporation d/b/a Southern Balloon Works (“Aerial Products”), Kevin M. Hess, LTAS, and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. LTAS and the Company filed an Answer on June 30, 2016 and Responses to Interrogatories on December 16, 2016. It is our position that neither LTAS nor the Company are continuations of Aerial Products, and LTAS and the Company have denied all allegations made by Banco and will vigorously defend that position. The Company has evaluated the probability of loss as possible but the range of loss is unable to be estimated.

Other than the Banco matter, there are no material claims, actions, suits, proceedings inquiries, labor disputes or investigations pending.

13.	CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At December 31, 2016, accounts receivable from one customer comprised 100% of the company’s total accounts receivable-trade. Revenues from one customer approximated 87% of total revenues for 2016. At December 31, 2015, accounts receivable from two customers comprised approximately 100% of the Company’s total accounts receivable-trade. Revenues from two customers approximated 71% of total revenues for 2015.

14.	SUBSEQUENT EVENTS

On January 9, 2017, the Company issued an option to purchase 100,000 shares of common stock with an exercise price of $2.90 per share to a director. The option vests 50,000 after one year from grant date and another 50,000 two years from grant date with an expiration date of four years from grant date provided that the Director is still providing service to the Company.

