Form 10-Q
period 2017-03-31
DRONE AVIATION HOLDING CORP.
filed 2017-05-12
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Not applicable.

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

As of May 12, 2017, there were 8,932,470 shares of registrant’s common stock outstanding.

Indicate by check mark whether the registrant is an “emerging growth company” as defined in Section 2(a) of the Securities Act and Section 3(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. ___

DRONE AVIATION HOLDING CORP.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	3/31/2017	12/31/2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,454,482	$2,015,214
Accounts receivable - trade	157,850	394,000
Inventory, net	482,932	459,885
Prepaid expenses and deposits	90,373	120,614

Total current assets	2,185,637	2,989,713

PROPERTY AND EQUIPMENT, at cost:	180,302	179,627
Less - accumulated depreciation	(69,556)	(60,784)

Net property and equipment	110,746	118,843

OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets, net	1,216,667	1,289,667

Total other assets	1,316,466	1,389,466

TOTAL ASSETS	$3,612,849	$4,498,022

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$170,986	$293,922
Accounts payable due to related party	91,233	46,849
Related party convertible note payable - Series 2017, net of discount of $1,655,194 and $2,092,156, respectively	1,344,806	907,844
Derivative liability	1,078,215	1,832,013

Total current liabilities	2,685,240	3,080,628

TOTAL LIABILITIES	$2,685,240	$3,080,628

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares; 100,100 shares issued and outstanding, at March 31, 2017 and December 31, 2016, respectively	$10	$10
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares; 0 shares issued and outstanding, at March 31, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares; 0 shares issued and outstanding, at March 31, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares; 0 shares issued and outstanding, at March 31, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series E, $.0001 par value; authorized 5,400,000 shares; 0 shares issued and outstanding, at March 31, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series F, $.0001 par value; authorized 3,300,999 shares; 0 shares issued and outstanding, at March 31, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series G, $.0001 par value; authorized 8,000,000 shares; 0 shares issued and outstanding, at March 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $.0001 par value; authorized 300,000,000 shares; 8,682,220 shares issued and outstanding, at March 31, 2017 and December 31, 2016	868	868
Additional paid-in capital	21,722,910	21,089,301
Accumulated deficit	(20,796,179)	(19,672,785)

Total stockholders' equity	927,609	1,417,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,612,849	$4,498,022

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2017	2016

Revenues	$367,653	$443,450

Cost of goods sold	243,530	133,886

Gross profit	124,123	309,564

General and administrative expense	1,519,969	1,549,940

Loss from operations	(1,395,846)	(1,240,376)

Other income (expense)
Derivative Gain	753,798	-
Interest expense	(481,346)	(140)

Total other income (expense)	272,452	(140)

NET LOSS	(1,123,394)	(1,240,516)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,123,394)	(1,240,516)

Weighted average number of common shares outstanding - basic and diluted	8,682,220	5,417,250

Basic and diluted net loss per share	$(0.13)	$(0.23)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	3/31/2017	3/31/2016
OPERATING ACTIVITIES:
Net loss	$(1,123,394)	$(1,240,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on derivative liability	(753,798)	-
Depreciation	8,772	8,127
Amortization expense of intangible assets	73,000	-
Amortization expense of debt discount	436,962	-
Stock based compensation	633,609	717,217
Changes in current assets and liabilities:
Accounts receivable	236,150	(386,645)
Inventory	(23,047)	(27,722)
Prepaid expenses and other current assets	30,241	1,031
Accounts payable and accrued expense	(122,936)	30,254
Due from related party	44,384	(6,000)
Deferred revenue	-	(7,896)

Net cash used in operating activities	(560,057)	(912,150)

INVESTING ACTIVITIES:
Cash paid on furniture and equipment	(675)	(5,641)

Net cash used in investing activities	(675)	(5,641)

FINANCING ACTIVITIES:
	-	-

Net cash provided by financing activities	-	-

NET DECREASE IN CASH	(560,732)	(917,791)

CASH, beginning of period	2,015,214	2,659,734

CASH, end of period	$1,454,482	$1,741,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarters ended March 31:
Interest	$-	$140

Noncash investing and financing activities for the quarters ended March 31:
Conversion of Series C preferred stock to common stock	$-	$18
Conversion of Series D preferred stock to common stock	$-	$5
Conversion of Series F preferred stock to common stock	$-	$5
Conversion of Series G preferred stock to common stock	$-	$5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Drone Aviation Holding Corp.

Notes to Interim Unaudited Consolidated Financial Statements

For the Period Ended March 31, 2017

1.	ORGANIZATION, BASIS OF PRESENTATION

Drone Aviation Holding Corp. has two wholly-owned subsidiaries: Lighter Than Air Systems Corp. (“LTAS”) and Drone AFS Corp. (“AFS”). Drone Aviation Holding Corp. was incorporated in Nevada on April 17, 2014 and effective April 30, 2014, merged with another company to consolidate our operations into an entity incorporated in Nevada. On June 3, 2014, we acquired Drone Aviation Corp. through a share exchange transaction, and on March 26, 2015, Drone Aviation Corp. merged with and into us. As a result of the share exchange and merger with Drone Aviation Corp., we acquired Drone Aviation Corp.’s subsidiary, LTAS. AFS became our subsidiary upon its formation on July 9, 2015. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company,” “Drone Aviation” and “DAC” as used in this Quarterly Report refer to Drone Aviation Holding Corp. and its subsidiaries.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2016 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements. The consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Uses and Sources of Liquidity

At March 31, 2017, the Company had cash of $1,454,482, a working capital deficit of $499,603, and an accumulated deficit of $20,796,179. Furthermore, the Company has a history of negative cash flow from operations, primarily due to heavy investment in research and development and costs associated with maintaining a public entity. In October 2016, the company issued $3,000,000 in Convertible Notes Payable with a maturity date of October, 2017. As further discussed in Note 6 – Related Party Convertible Notes Payable and Derivative Liability, the Company does not currently have the cash resources to repay the notes. Since the maturity date is less than twelve months from the date of this report, the debt is classified as short-term and therefore affects the working capital calculation. Management anticipates that the notes will either be extended until April 1, 2019 or converted to common stock prior to maturity which will alleviate the going concern issue and will mitigate the issue of substantial doubt.

The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. In addition, the Company may wish to selectively pursue possible acquisitions of businesses, technologies, or products complementary to those of the Company in the future in order to expand its presence in the marketplace and achieve operating efficiencies. The Company expects to seek to obtain additional funding through a bank credit facility or private equity. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

2.	RELATED PARTY TRANSACTIONS

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

As of March 31, 2017 and December 31, 2016, there was $91,233 and $46,849 accrued interest payable, respectively, to related parties on convertible notes payable.

3.	INVENTORY

Inventories are stated at the lower of cost or market, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our supplies, and the estimated utility of our inventory. If the review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of goods sold. Allowance for slow moving items increased $6,366 due to a type of aerostat material which was custom ordered. Inventory consists of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Raw Materials	$52,935	$48,014
Work in Progress	165,587	254,258
Finished Goods	273,982	160,819
Less valuation allowance	(9,572)	(3,206)
Total	$482,932	$459,885

4.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software and leasehold improvements.   During the three months ended March 31, 2017, the Company invested $675 in shop machinery and equipment. Depreciation expense was $8,772 and $8,127 for the three months ended March 31, 2017 and 2016, respectively. Property and equipment consists of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Shop machinery and equipment	$87,704	$87,029
Computers and electronics	35,270	35,270
Office furniture and fixtures	37,814	37,814
Leasehold improvements	19,514	19,514
	180,302	179,627
Less - accumulated depreciation	(69,556)	(60,784)
	$110,746	$118,843

5.	INTANGIBLE ASSETS

On July 20, 2015, the Company, through its wholly-owned subsidiary Drone AFS Corp., purchased substantially all the assets of Adaptive Flight, Inc. (“AFI”), a Georgia corporation. The Company purchased assets, including, but not limited to, intellectual property, licenses and permits, including commercial software licenses for the “GUST” (Georgia Tech UAV Simulation Tool) autopilot system and other transferable licenses which include flight simulation and fault tolerant flight control algorithms. The Company paid $100,000 in cash at closing and $100,000 was held in escrow. In addition, the Company issued 150,000 shares of its unregistered common stock valued at $8.40 per share on the date of agreement that was held in escrow.

The Company had a milestone of twelve months to complete a technology integration plan, the non-completion of which could result in the return of the purchased assets and termination of the Company’s obligations to release the escrow cash and shares. Additional milestones included exclusive, no-cost and perpetual licenses to all contributing intellectual property included or related to the purchased assets. As such time as all milestones were met, one-half of the escrow shares were to be released to AFI. Upon termination of the escrow agreement, anticipated to be twelve months from the closing of the asset purchase, if all milestones had been met, the remaining escrow shares would be released to AFI; but if all milestones have not been met, the escrow cash and escrow shares would be released to the Company and the purchased assets would be returned to AFI. According to the terms of the Escrow Agreement, if the escrow share value was less than $1,400,000, the Company must issue an additional number of unregistered shares, not to exceed 50,000 shares. At December 31, 2015, the value of the 150,000 shares was $3.23 per share, or $484,500. The Company recorded $161,500 as an additional liability and expense at December 31, 2015 for the cost of 50,000 shares at $3.23 per share. On June 3, 2016, the Integration Plan was deemed to be completed and subsequently, the Company released the cash and stock. At June 3, 2016, the value of the 150,000 shares was $3.01 per share, or $451,150. The additional liability was reduced to $150,500 for the cost of 50,000 shares at $3.01 per share. The Company recorded the $11,000 reduction in the additional liability through the statement of operations at June 3, 2016. The Company began amortizing the $1,460,000 of purchased assets over a sixty month period on June 3, 2016 in the amount of $24,333 per month. Total amortization expense for the three months ended March 31, 2017 was $73,000. The remaining unamortized balance of $1,216,667 is estimated be amortized in the estimated amounts of $292,000 per year for 2017 through 2020 and $121,667 in 2021.

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

The Company does not currently have the liquid funds necessary to repay these notes at maturity; however, management believes it is probable that the notes will be refinanced or converted to equity prior to maturity.

Under ASC 815, these notes require liability classification and must be measured at fair value at the end of each reporting period.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of March 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of March 31, 2017	$0	$0	$1,078,215	$1,078,215
Derivative liabilities as of December 31, 2016	$0	$0	$1,832,013	$1,832,013

The following table represents the change in the fair value of the derivative liabilities during the three months ended March 31, 2017 and the year ended December 31, 2016:

Fair value of derivative liabilities as of December 31, 2015	$0
Fair value of derivative liability at December 31, 2016 recorded as debt discount	2,394,974
Change in fair value of derivative liabilities	(562,961)
Fair value of derivative liabilities as of December 31, 2016	$1,832,013
Change in fair value of derivative liabilities	(753,798)
Fair value of derivative liabilities as of March 31, 2017	$1,078,215

The amortization of the debt discount is $436,962 and $302,818 for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. The $3,000,000 payable associated with the Convertible Promissory Notes Series 2016 due October 1, 2017 is $1,344,806 as of March 31, 2017, net of a $1,655,194 debt discount which is being amortized over the life of the loan using the effective interest method.

7.	SHAREHOLDERS’ EQUITY

In September 2016, the Company issued an aggregate of 1,349,000 shares of restricted common stock outside of the 2015 Equity Plan to Jay Nussbaum, Felicia Hess, Daniyel Erdberg, Kendall Carpenter, Mike Silverman and Reginald Brown pursuant to Stock Award Agreements. The shares will vest upon consummation of a significant equity and/or debt financing of at least $5,000,000 provided that the holder remains engaged by the Company through the vesting date. Stock based compensation of $485,862 was recognized during the three months ended March 31, 2017.

In May 2016, the Company issued 150,000 shares of common stock with monthly vesting provisions to Strategic Advisory Board members, Dr. Philip Frost and Steven Rubin, for 12 months of services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. The Company recognized a total of $25,375 expense for the pro rata portion of shares earned by the two members during the three months ended March 31, 2017.

On September 4, 2015, the Company issued 450,000 shares of restricted common stock to four management employees and one director pursuant to stock award agreements. The shares vested on February 4, 2016. Stock based compensation of $604,440 was recognized during the three months ended March 31, 2016.

On June 1, 2015, the Company issued 50,000 shares of restricted common stock with monthly vesting provisions to the Chairman of the Board for twenty-four month’s services pursuant to a Director Agreement. The Chairman can earn a pro rata portion of the shares, calculated on a twenty-four month vesting period, in the event the Chairman relinquishes his position and Board seat prior to the expiration date of the Director Agreement. The Company recognized a total of $67,500 expense for the portion of such shares earned by the Chairman during the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, there were no issuances of common stock.

8.	PREFERRED STOCK

All of the preferred stock of the Company is convertible into common shares. The Series A stock conversion ratio is 1 to 2.5 common shares. All preferred stock has voting rights equal to the number of shares it would have on an ‘as if converted’ basis subject to any ownership limitations governing such preferred shares. All preferred stock is entitled to dividends rights equal to the number of shares it would have on an ‘as if converted’ basis. None of the preferred stock is redeemable, participating nor callable. As of March 31, 2017, there were 100,100 shares of the Series A stock issued and outstanding.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

During the three months ended March 31, 2017, there were no issuances or conversions of preferred stock.

9.	EMPLOYEE STOCK OPTIONS

On June 1, 2015, the Company issued an option award to an employee for 37,500 shares vesting over three years with an exercise price of $10.80 and expiration date of May 4, 2019. Compensation expense of $20,916 and $43,952 was recognized during the three months ended March 31, 2017 and 2016, respectively.

On January 9, 2017, the Company issued an option to purchase 100,000 shares of common stock with an exercise price of $2.90 per share to a director. The option vests 50,000 after one year from grant date and another 50,000 two years from grant date with an expiration date of four years from grant date provided that the Director is still providing service to the Company.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 100,000 options granted during the three months ended March 31, 2017.

The following table summarizes the assumptions used to estimate the fair value of the 100,000 stock options granted during the three months ended March 31, 2017 on the date of grant.

2017

Expected dividend yield	0%
Expected volatility	100%
Risk-free interest rate	1.50%
Expected life of options	2.50-3.00 years

Under the Black-Scholes option pricing model, the fair value of the 100,000 options granted during the three months ended March 31, 2017 is estimated at $174,173 on the date of grant. During the three months ended March 31, 2017, $32,265 compensation expense was recognized on these 100,000 options.

During 2016, the Company granted 65,000 common stock options to employees for service provided. Of these, 50,000 options were granted to two employees and were immediately vested with an exercise price of $2.91 and the expiration date is April 27, 2019. One of these employees terminated and did not exercise her 10,000 options resulting in the expiration of the option. Another 5,000 options were immediately vested and were granted with an exercise price of $3.77 and the expiration date is July 29, 2019. Another employee received 10,000 options with two-year vesting and an exercise price of $3.00 and an expiration date of December 6, 2019. The employee who received 5,000 options in July 2016 was terminated and did not exercise his options resulting in the expiration of a total of 5,000 options.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 10,000 stock-based awards that continue to vest during the three months ended March 31, 2017.

The following table summarizes the assumptions used to estimate the fair value of the 10,000 outstanding stock options granted during 2016 on the date of grant:

2016

Expected dividend yield	0%
Expected volatility	102%
Risk-free interest rate	1.24-1.38%
Expected life of options	2.00-2.50 years

Under the Black-Scholes option price model, fair value of the 10,000 outstanding options granted during 2016 is estimated at $16,889 on the date of grant. During the three months ended March 31, 2017, $3,118 compensation expense was recognized on these 10,000 options.

The following table represents stock option activity as of and for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2016	442,500	$5.81	$1.72
Exercisable – December 31, 2016	407,500	$5.57	$1.65	$0
Granted	100,000	$2.90
Exercised or Vested	0	$0.00
Cancelled or Expired	(5,000)	$3.77
Outstanding – March 31, 2017	537,500	$5.29	1.43	$0
Exercisable – March 31, 2017	412,500	$5.53	1.43	$0

10.	WARRANTS

The Company did not issue any warrants during the three months ended March 31, 2017.

For the year 2016, 60,000 common stock purchase warrants were granted to four consultants for services provided. Each warrant was granted with the exercise price of $2.91, which immediately vested, and the expiration date is April 27, 2019.

During 2016, 10,472 warrants expired that were issued in 2011 with exercise prices ranging between $141.00 and $404.50 on a post-reverse split basis.

The Company used the Black-Scholes warrant pricing model to estimate the fair value on the re-measurement dates of the 12,500 warrants that continue to vest during the three months ended March 31, 2017.

The following table summarizes the assumptions used to estimate the fair value of the 12,500 warrants granted during 2015 as of re-measurement dates:

2017

Expected dividend yield	0%
Expected volatility	97%
Risk-free interest rate	0.73%
Expected life of warrants	1.25 years

Under the Black-Scholes warrant pricing model, fair value of the 12,500 warrants granted during 2015 is estimated at $3,467 as of re-measurement dates. Compensation expense of $(1,427) and $1,325 was recognized during the three months ended March 31, 2017 and 2016, respectively.

The following table represents warrant activity as of and for the period ended March 31, 2017:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2016	183,737	$7.35	2.70
Exercisable – December 31, 2016	171,237	$7.15	2.79	$0
Granted	0	$0
Forfeited or Expired	0	$0
Outstanding – March 31, 2017	183,737	$7.35	2.46	$0
Exercisable – March 31, 2017	171,237	$7.15	2.55	$0

11.	COMMITMENTS AND CONTINGENCIES

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products Corporation d/b/a Southern Balloon Works (“Aerial Products”), Kevin M. Hess, LTAS, and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. LTAS and the Company filed an Answer on June 30, 2016 and Responses to Interrogatories on December 16, 2016 and we are now in the discovery phase of litigation. It is our position that neither LTAS nor the Company are continuations of Aerial Products, and LTAS and the Company have denied all allegations made by Banco and is vigorously defending itself. The Company has evaluated the probability of loss as possible but the range of loss is unable to be estimated.

Other than the Banco matter, there are no material claims, actions, suits, proceedings inquiries, labor disputes or investigations pending.

12.	SUBSEQUENT EVENTS

On April 24, 2017, the holder of Series A preferred stock converted a total of 100,100 shares of Series A for an aggregate of 250,250 shares of restricted common stock in accordance with their conversion rights which includes a restriction on the number of shares of the Company’s common stock that may be beneficially owned by the holders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management's Discussion and Analysis (“MD&A”), other than historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements". Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the advanced aerostats and tethered drone industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 17, 2017.

The following MD&A is intended to help readers understand the results of our operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our Unaudited Consolidated Financial Statements and the accompanying Notes to Unaudited Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2017 compared with the three months ended March 31, 2016 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Drone Aviation Holding Corp. and, depending on the context, its subsidiaries.

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

Recent Transactions and Events

☐	On January 9, 2017, we appointed David V. Aguilar, former Deputy Commissioner of U.S. Customs and Border Protection to our Board of Directors.

☐	On March 1, 2017, we announced the successful integration of government-furnished ISR equipment supporting the simultaneous use of communications and optical payload packages onto an enhanced WASP aerostat for the Department of Defense.

In addition to our plans to organically grow our LTAS business through increased marketing and sales, we intend to continue to consider potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business.

Results of Operations

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Revenues:  Revenues of $367,653 for the quarter ended March 31, 2017 decreased $75,797 or 17% from $443,450 for the same period in 2016. Sources of revenue were derived primarily from aerostat products, refurbishments and accessories ordered in 2016 and delivered in 2017. The reason for the decrease is that revenues in the first quarter of 2017 were primarily related to refurbishments and enhancements of aerostat systems and the revenues in the first quarter of 2016 were primarily from the sale of an aerostat system.

Cost of Goods Sold and Gross Profit:  Cost of goods sold of $243,530 for the quarter ended March 31, 2017 increased $109,644 or 81.9% from $133,886 for the same period in 2016. Costs in both periods included materials, parts and labor associated with the sale of aerostat products, refurbishments and accessories. The aerostat system delivered in the first quarter of 2016 had a 73% gross profit margin which was greater than the gross profit realized in the first quarter of 2017 on aerostat system refurbishments due to the increased time and material costs to disassemble and reassemble refurbished systems. The $124,123 gross profit for the quarter ended March 31, 2017 was a decrease of $185,441 or 59.9% from the $309,564 in gross profit for the same quarter of 2016.  Gross profit margins were 34% and 70% for the quarters ended March 31, 2017 and 2016, respectively.

General and Administrative Expense:  General and administrative expense primarily consists of payroll and related costs, sales and marketing costs, research and development costs, business overhead and costs related to maintaining a public entity.  General and administrative expenses decreased $29,971 or 1.9% to $1,519,969 in the quarter ended March 31, 2017 from $1,549,940 for the same period in 2016. Contributing to the decrease was non-cash stock-based compensation of $633,609 for the quarter ended March 31, 2017, a decrease of $83,608 from $717,217 in the same period in 2016. Research and development costs decreased $136,632 due to drone products becoming ready for market, partially offset by an amortization expense increase of $73,000 related to assets acquired from AFI in 2015 and fully integrated in 2016, and an increase in payroll of $35,053.

Loss from Operations:  Loss from operations for the quarter ended March 31, 2017 increased $155,470 or 12.5% to $1,395,846 from loss from operations of $1,240,376 for the same period in 2016. The decrease was primarily due to a decrease in gross profit of $185,441 partially offset by a decrease of general and administrative expense of $29,971 as discussed above.

Other Income and Expense:  Total other income of $272,452 for the quarter ended March 31, 2017 was $272,592 greater than the total other expense of $140 in 2016.  This increase was primarily due to $753,798 non-cash income due to a change in fair value of derivative liabilities, partially offset by an increase of $44,384 in accrued interest expense on the related party convertible notes payable and $436,962 debt discount charged to interest expense. The Company will continue to incur interest expense in 2017 on the related party convertible notes payable and will continue to record derivative gains or losses related to those notes until they are repaid or converted.

Net Loss: Net loss decreased $117,122 or 9.4% to $1,123,394 for the quarter ended March 31, 2017 from net loss of $1,240,516 for the same period in 2016.  The decrease in net loss was due to factors discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2017, the Company had $1,454,482 in cash compared to $2,015,214 in cash at December 31, 2016, a decrease of $560,732. As of March 31, 2017, the Company had accounts receivable of $157,850 compared to $394,000 at December 31, 2016, a decrease of $236,150 resulting from increased collections in the first three months of 2017.

The Company had total current assets of $2,185,637 and total current liabilities of $2,685,240, or working capital deficit of $499,603 at March 31, 2017 compared to total current assets of $2,989,713 and total current liabilities of $3,080,628, or working capital deficit of $90,915 at December 31, 2016.

We have historically financed our operations through operating revenues and sales of equity and convertible debt securities. Although as of March 31, 2017 we have cash of $1,454,482, we have a working capital deficit of $499,603 and incurred a net loss from operations of $1,395,846. Furthermore, the Company has a history of negative cash flow from operations, primarily due to historically heavy investment in research and development and costs associated with maintaining a public entity. While we expect a substantial reduction in research and development costs, we believe our existing working capital and access to capital are sufficient to continue our operations for the next 12 months. This assumes, among other things, that our principal amount $3,000,000 convertible notes payable held by related parties are refinanced or converted to common stock upon maturity in October 2017. We can, however, give no assurances regarding our future liquidity as we may incur significant expenses in implementing our growth plan, and we could deplete our cash and working capital more rapidly than expected, which could result in our need to raise additional working capital through the sale of equity securities or debt financing or enter into a strategic arrangement with other third parties.

Sources and Uses of Cash

	Three Months Ended March 31,
	2017	2016
Cash flows (used in) operating activities	$(560,057)	$(912,150)
Cash flows (used in) investing activities	(675)	(5,641)
Cash flows provided by financing activities	0	0
Net (decrease) in cash and cash equivalents	$(560,732)	$(917,791)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2017 was $560,057, which was a decrease of $352,093, or 39%, from $912,150 net cash used in operating activities during three months ended March 31, 2016. The net loss of ($1,123,394) for the first three months of 2017 was ($117,122) less than the same period of 2016, which was ($1,240,516). In addition to the decreased net loss, the Company recognized $83,608 less non-cash stock based compensation in the first three months of 2017 than the previous year, offset by ($561,770) decrease changes in working capital for the three months ended March 31, 2017 compared to the same period in 2016. The Company recognized a non-cash gain on derivative liability of $753,798 offset by amortization expense of $73,000 on intangible assets and $436,962 on debt discount in the first three months of 2017 which were not present during the same period of 2016.

Investing Activities:

Net cash used in investing activities was $675 and $5,641 during the three months ended March 31, 2017 and 2016, respectively, which in each case was related to purchase of shop machines and equipment, computers and electronics and furniture and equipment.

Financing Activities:

There was no cash provided by financing activity during the three months ended March 31, 2017 or 2016.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that materially effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 17, 2017. As disclosed therein, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Accounts Receivable and Credit Policies:

Accounts receivable-trade consists of amounts due from the sale of tethered aerostats, accessories, spare parts, and customization and refurbishment of aerostats. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At March 31, 2017 and December 31, 2016, none of the Company’s accounts receivable-trade was deemed uncollectible.

Revenue Recognition and Unearned Revenue:

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. We record unearned revenue as a liability and the associated costs of sales as work in process inventory. There is a balance of $157,850 in accounts receivable at March 31, 2017 for sales on account and no balance in unearned revenue.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2017 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2017:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2017, and that there was a material weakness as identified in this Quarterly Report, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

 We expect to be dependent upon our Chief Financial Officer who is knowledgeable and experienced in the application of U.S. Generally Accepted Accounting Principles to maintain our disclosure controls and procedures and the preparation of our financial statements for the foreseeable future. We plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that we do not effectively segregate certain accounting duties, which we believe would resolve the material weakness in disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that we will be able to do so.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Banco Popular North America. v Aerial Products Corporation d/b/a Southern Balloon Works, et al. (Fourth Judicial Circuit Court, Duval County Florida-Civil Division) Case No. 16:2016:CA-003343

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products Corporation d/b/a Southern Balloon Works (“Aerial Products”), Kevin M. Hess, LTAS, and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. LTAS and the Company filed an Answer on June 30, 2016 and Responses to Interrogatories on December 16, 2016 and we are now in the discovery phase of litigation. It is our position that neither LTAS nor the Company are continuations of Aerial Products, and LTAS and the Company has denied all allegations made by Banco and is vigorously defending itself. The Company has evaluated the probability of loss as possible but the range of loss is unable to be estimated.

Other than the Banco matter, there are no material claims, actions, suits, proceedings inquiries, labor disputes or investigations pending.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

DRONE AVIATION HOLDING CORP.

Date: May 12, 2017	By:	/s/ JAY H. NUSSBAUM
Jay H. Nussbaum
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2017	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated April 30, 2014, between Drone Aviation Holding Corp. and MacroSolve, Inc.	8-K	5/5/14	2.1	333-150332
2.2	Plan of Merger, effective March 26, 2015, between Drone Aviation Holding Corp. and Drone Aviation Corp.	10-K	3/31/15	10.14	333-150332
2.3	Asset Purchase Agreement, dated July 20, 2015, between Drone AFS Corp. Drone Aviation Holding Corp., Adaptive Flight, Inc., and the shareholders of Adaptive Flight, Inc.	8-K	7/21/15	10.1	333-150332
3.1	Articles of Incorporation of Drone Aviation Holding Corp., dated April 17, 2014	8-K	5/5/14	3.1	333-150332
3.2	Certificate of Amendment to Articles of Incorporation of Drone Aviation Holding Corp., dated October 29, 2015	8-K	10/30/15	3.1	333-150332
3.3	Bylaws of Drone Aviation Holding Corp.	8-K	5/5/14	3.6	333-150332
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	5/5/14	3.2	333-105332
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	5/5/14	3.3	333-105332
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock	8-K	5/5/14	3.4	333-105332
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	5/5/14	3.5	333-105332
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock	8-K	6/5/14	3.1	333-105332
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/5/14	3.2	333-105332
3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/3/15	3.3	333-105332
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	8/28/14	3.1	333-105332
3.12	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	6/3/15	3.4	333-105332
3.13	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.1	333-105332
3.14	Certificate of Correction to the Certificate of Designation of Preferences, rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.2	333-105332

4.1	Form of Convertible Promissory Note Series 2016 due October 1, 2017	8-K	9/30/16	4.1	333-105332
10.1	Form of Indemnification Agreement for Directors and Officers	8-K	6/5/14	10.4	333-105332
10.2	Independent Contractor Agreement, dated July 29, 2013, by and among US Technik, Inc., Lighter Than Air Systems Corp., and World Surveillance Group, Inc.	8-K	6/5/14	10.9	333-105332
10.3	Form of Independent Contractor Agreement for members of the Strategic Advisory Board of Drone Aviation Holding Corp.	8-K	8/28/14	10.2	333-10532
10.4*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Daniyel Erdberg	10-Q	5/15/15	10.17	333-150332
	(a) Amendment No. 1 to Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Daniyel Erdberg	8-K	10/7/15	10.2	333-150332
	(b) Amendment No. 2 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp., and Daniyel Erdberg	10-Q	4/29/16	10.4	333-150332
	(c) Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Daniyel Erdberg	8-K	9/30/16	10.5	333-150332
10.5*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Felicia A. Hess	10-Q	5/15/15	10.15	333-150332
	(a) Amendment No. 1 to Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Felicia Hess	8-K	10/7/15	10.1	333-150332
	(b) Amendment No. 2 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Felicia Hess	10-Q	4/29/16	10.5	333-150332
	(c) Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Felicia Hess	8-K	9/30/16	10.3	333-150332
10.6*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	5/15/15	10.16	333-150332
	(a) Amendment No. 1 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	4/29/16	10.3	333-150332
	(b) Amendment No. 2 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Kendall Carpenter	8-K	9/30/16	10.6	333-150332
10.7*	Director Agreement, dated June 4, 2015, between Drone Aviation Holding Corp. and Jay Nussbaum	8-K	6/5/15	10.1	333-150332
10.8	Intellectual Property Assignment Agreement, dated July 20, 2015, between Adaptive Flight, Inc., and Drone AFS Corp.	8-K	7/21/15	10.5	333-150332

10.9	Form of Non-Exclusive, Perpetual Intellectual Property and Patent License Agreement of Drone Aviation Holding Corp., dated July 20, 2015	8-K	7/21/15	10.6	333-150332
10.10*	Drone Aviation Holding Corp. 2015 Equity Incentive Plan	8-K	9/11/15	99.1	333-150332
10.11*	Amended and Restated Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Kevin Hess	8-K	10/7/15	10.3	333-150332
	(a) Amendment No. 2 [sic] to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Kevin Hess	10-Q	4/29/16	10.1	333-150332
	(b) Amendment No. 3 [sic] to Employment Agreement, dated September 26, 2016, between Drone Aviation Holding Corp. and Kevin Hess	8-K	9/30/16	10.4	333-150332
10.12	Form of Drone Aviation Holding Corp. Warrant to purchase Common Stock issued to Dougherty & Company, LLC, as Placement Agent	8-K	11/23/15	4.1	333-150332
10.13	Form of Drone Aviation Holding Corp. Common Stock Purchase Agreement for Private Offering Under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b)	8-K	11/23/15	10.1	333-150332
10.14	Form of Preferred Stock Conversion and Lockup Agreement for Series A Convertible Preferred Stock	8-K	11/23/15	10.2	333-150332
10.15	Form of Preferred Stock Conversion and Lockup Agreement for Series B Convertible Preferred Stock	8-K	11/23/15	10.3	333-150332
10.16	Form of Exchange Agreement for Series B-1 Convertible Preferred Stock	8-K	11/23/15	10.9	333-150332
10.17	Form of Preferred Stock Conversion and Lockup Agreement for Series C Convertible Preferred Stock	8-K	11/23/15	10.4	333-150332
10.18	Form of Preferred Stock Conversion and Lockup Agreement for Series D Convertible Preferred Stock	8-K	11/23/15	10.5	333-150332
10.19	Form of Preferred Stock Conversion Agreement for Series E Convertible Preferred Stock	8-K	11/23/15	10.6	333-150332
10.20	Form of Preferred Stock Conversion Agreement for Series F Convertible Preferred Stock	8-K	11/23/15	10.7	333-150332
10.21	Form of Preferred Stock Conversion Agreement for Series G Convertible Preferred Stock	8-K	11/23/15	10.8	333-150332
10.22*	Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	4/29/16	10.2	333-150332
	(a) Amendment No. 1 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Jay H. Nussbaum	8-K	9/30/16	10.2	333-150332
10.23*	Form of Drone Aviation Holding Corp. Restricted Stock Agreement (Non-Assignable) (Effective April 27, 2016)	10-Q	7/29/16	10.7	333-150332

10.24*	Form of Drone Aviation Holding Corp. Restricted Stock Agreement (Non-Assignable)	8-K	9/30/16	10.7	333-150332
10.25	Form of Subscription Agreement for Convertible Promissory Notes Series 2016 due October 1, 2017	8-K	9/30/16	10.1	333-150332
10.26*	Offer Letter between Drone Aviation Holding Corp. and David V. Aguilar, accepted January 9, 2017	8-K	1/12/17	10.1	333-150332
10.27*	Director Agreement, dated January 9, 2017, between Drone Aviation Holding Corp. and David V. Aguilar	8-K	1/12/17	10.2	333-150332
10.28*	Form of Drone Aviation Holding Corp. Nonqualified Stock Option Agreement	8-K	1/12/17	10.3	333-150332
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
101 INS	XBRL Instance Document	–	–	–	–	X
101 SCH	XBRL Taxonomy Extension Schema Document	–	–	–	–	X
101 CAL	XBRL Taxonomy Calculation Linkbase Document	–	–	–	–	X
101 LAB	XBRL Taxonomy Labels Linkbase Document	–	–	–	–	X
101 PRE	XBRL Taxonomy Presentation Linkbase Document	–	–	–	–	X
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document	–	–	–	–	X

* Indicates management contract or compensatory plan or arrangement.

