Form 10-Q
period 2017-06-30
DRONE AVIATION HOLDING CORP.
filed 2017-08-04
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒.

As of August 3, 2017, there were 8,932,470 shares of registrant’s common stock outstanding.

Indicate by check mark whether the registrant is an “emerging growth company” as defined in Section 2(a) of the Securities Act and Section 3(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. ☐

DRONE AVIATION HOLDING CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	6/30/2017	12/31/2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$719,315	$2,015,214
Accounts receivable - trade	24,549	394,000
Inventory, net	636,349	459,885
Prepaid expenses and deposits	57,452	120,614

Total current assets	1,437,665	2,989,713

PROPERTY AND EQUIPMENT, at cost:	180,302	179,627
Less - accumulated depreciation	(78,345)	(60,784)

Net property and equipment	101,957	118,843

OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets, net	1,143,667	1,289,667

Total other assets	1,243,466	1,389,466

TOTAL ASSETS	$2,783,088	$4,498,022

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$97,014	$293,922
Accounts payable due to related party	136,110	46,849
Related party convertible note payable - Series 2016, net of discount of $2,092,156	-	907,844
Derivative liability	780,165	1,832,013

Total current liabilities	1,013,289	3,080,628

LONG TERM LIABILITIES:
Related party convertible note payable - Series 2016, net of discount of $999,664	2,000,366	-

TOTAL LIABILITIES	$3,013,625	$3,080,628

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares; 0 and 100,100 shares issued and outstanding, at June 30, 2017 and December 31, 2016, respectively	$-	$10
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares; 0 shares issued and outstanding, at June 30, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares; 0 shares issued and outstanding, at June 30, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares; 0 shares issued and outstanding, at June 30, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares; 0 shares issued and outstanding, at June 30, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series E, $.0001 par value; authorized 5,400,000 shares; 0 shares issued and outstanding, at June 30, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series F, $.0001 par value; authorized 3,300,999 shares; 0 shares issued and outstanding, at June 30, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series G, $.0001 par value; authorized 8,000,000 shares; 0 shares issued and outstanding, at June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $.0001 par value; authorized 300,000,000 shares; 8,932,470 and 8,682,220 shares issued and outstanding, at June 30, 2017 and December 31, 2016	893	868
Additional paid-in capital	22,327,454	21,089,301
Retained Deficit	(22,558,884)	(19,672,785)

Total stockholders' (deficit) equity	(230,537)	1,417,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,783,088	$4,498,022

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenues	$13,876	$484,014	$381,529	$927,464

Cost of goods sold	6,466	175,575	249,996	309,461

Gross profit	7,410	308,439	131,533	618,003

General and administrative expense	1,367,758	2,459,138	2,887,727	4,009,078

Loss from operations	(1,360,348)	(2,150,699)	(2,756,194)	(3,391,075)

Other income (expense)
Gain on settlement of make whole provision	-	11,000	-	11,000
Derivative Gain	298,050	-	1,051,848
Interest expense	(700,407)	(140)	(1,181,753)	(280)

Total other expense	(402,357)	10,860	(129,905)	10,720

NET LOSS	(1,762,705)	(2,139,839)	(2,886,099)	(3,380,355)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,762,705)	(2,139,839)	(2,886,099)	(3,380,355)

Weighted average number of common shares outstanding - basic and diluted	8,698,081	6,452,762	8,698,081	5,935,006

Basic and diluted net loss per share	$(0.20)	$(0.33)	$(0.33)	$(0.57)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	6/30/2017	6/30/2016
OPERATING ACTIVITIES:
Net loss	$(2,886,099)	$(3,380,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense of debt discount	1,092,492	-
Gain on derivative liability	(1,051,848)	-
Depreciation	17,561	16,572
Amortization expense of intangible assets	146,000	24,333
Gain on settlement of make whole provision	-	(11,000)
Stock based compensation	1,238,168	2,249,839
Changes in current assets and liabilities:
Accounts receivable	369,451	(396,562)
Inventory	(176,464)	(28,326)
Prepaid expenses and other current assets	63,162	(7,221)
Accounts payable and accrued expense	(196,908)	10,001
Due from related party	89,261	(6,000)
Deferred revenue	-	(7,896)

Net cash used in operating activities	(1,295,224)	(1,536,615)

INVESTING ACTIVITIES:
Cash paid on furniture and equipment	(675)	(10,783)

Net cash used in investing activities	(675)	(10,783)

FINANCING ACTIVITIES:
	-	-

Net cash provided by financing activities	-	-

NET DECREASE IN CASH	(1,295,899)	(1,547,398)

CASH, beginning of period	2,015,214	2,659,734

CASH, end of period	$719,315	$1,112,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the six months ended June 30:
Interest	$-	$280

Noncash investing and financing activities for the six months ended June 30:
Common Stock issued for Adaptive Flight asset purchase make whole provision	$-	$150,500
Conversion of Series A preferred stock to common stock	$25	$-
Conversion of Series C preferred stock to common stock	$-	$18
Conversion of Series D preferred stock to common stock	$-	$5
Conversion of Series F preferred stock to common stock	$-	$5
Conversion of Series G preferred stock to common stock	$-	$5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Drone Aviation Holding Corp.

Notes to Interim Unaudited Consolidated Financial Statements

For the Period Ended June 30, 2017

1.	BASIS OF PRESENTATION

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2016 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements. The consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Uses and Sources of Liquidity

At June 30, 2017, the Company had cash of $719,315, working capital of $424,376, and an accumulated deficit of $22,558,884. Furthermore, the Company has a history of negative cash flow from operations, primarily due to heavy investment in research and development and costs associated with maintaining a public entity. In October 2016, the company issued $3,000,000 in Convertible Notes Payable with a maturity date of October, 2017. As further discussed in Note 6 – Related Party Convertible Notes Payable and Derivative Liability, the Company does not currently have the liquid resources to repay the notes. On August 3, 2017, the notes were extended to April 1, 2019 and reclassified as long term liability as of the balance sheet date. On August 2, 2017, the Company closed on a bank line of credit in the amount of $2,000,000 and guaranteed by the Company’s Chairman and CEO and a private line of credit with a related party investor who is a significant shareholder in the amount of $2,000,000. The Company expects this financial backing has strengthened the balance sheet to support the level of sales necessary to maintain positive working capital and sufficient liquidity for operations.

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

As of June 30, 2017 and December 31, 2016, there was $136,110 and $46,849 accrued interest payable, respectively, to related parties on convertible notes payable.

3.	INVENTORY

Inventories are stated at the lower of cost or market, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our supplies, and the estimated utility of our inventory. If the review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of goods sold. Allowance for slow moving items increased $6,366 due to a type of aerostat material which was custom ordered. Inventory consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Raw Materials	$102,587	$48,014
Work in Progress	271,346	254,258
Finished Goods	271,988	160,819
Less valuation allowance	(9,572)	(3,206)
Total	$636,349	$459,885

4.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software and leasehold improvements.   During the six months ended June 30, 2017, the Company invested $675 in shop machinery and equipment. Depreciation expense was $17,561 and $16,572 for the six months ended June 30, 2017 and 2016, respectively. Property and equipment consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Shop machinery and equipment	$87,704	$87,029
Computers and electronics	35,270	35,270
Office furniture and fixtures	37,814	37,814
Leasehold improvements	19,514	19,514
	180,302	179,627
Less - accumulated depreciation	(78,345)	(60,784)
	$101,957	$118,843

5.	INTANGIBLE ASSETS

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

The Company had a milestone of twelve months to complete a technology integration plan, the non-completion of which could result in the return of the purchased assets and termination of the Company’s obligations to release the escrow cash and shares. Additional milestones included exclusive, no-cost and perpetual licenses to all contributing intellectual property included or related to the purchased assets. As such time as all milestones were met, one-half of the escrow shares were to be released to AFI. Upon termination of the escrow agreement, anticipated to be twelve months from the closing of the asset purchase, if all milestones had been met, the remaining escrow shares would be released to AFI; but if all milestones have not been met, the escrow cash and escrow shares would be released to the Company and the purchased assets would be returned to AFI. According to the terms of the Escrow Agreement, if the escrow share value was less than $1,400,000, the Company must issue an additional number of unregistered shares, not to exceed 50,000 shares. At December 31, 2015, the value of the 150,000 shares was $3.23 per share, or $484,500. The Company recorded $161,500 as an additional liability and expense at December 31, 2015 for the cost of 50,000 shares at $3.23 per share. On June 3, 2016, the Integration Plan was deemed to be completed. At June 3, 2016, the value of the 150,000 shares was $3.01 per share, or $451,150. The additional liability was reduced to $150,500 for the cost of 50,000 shares at $3.01 per share. The Company recorded the $11,000 reduction in the additional liability through the statement of operations at June 3, 2016. The Company began amortizing the $1,460,000 of purchased assets over a sixty month period on June 3, 2016 in the amount of $24,333 per month. Total amortization expense for the six months ended June 30, 2017 was $146,000. The remaining unamortized balance of $1,143,667 is estimated be amortized in the estimated amounts of $292,000 per year for 2017 through 2020 and $121,667 in 2021.

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

On August 3, 2017, the conversion price of the notes was modified to $1.00 per share and the maturity date was extended to April 1, 2019.

Under ASC 815, these notes require liability classification and must be measured at fair value at the end of each reporting period.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of June 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of June 30, 2017	$0	$0	$780,165	$780,165
Derivative liabilities as of December 31, 2016	$0	$0	$1,832,013	$1,832,013

The following table represents the change in the fair value of the derivative liabilities during the six months ended June 30, 2017 and the year ended December 31, 2016:

Fair value of derivative liabilities as of December 31, 2015	$0
Fair value of derivative liability at September 30, 2016 recorded as debt discount	2,394,974
Change in fair value of derivative liabilities	(562,961)
Fair value of derivative liabilities as of December 31, 2016	$1,832,013
Change in fair value of derivative liabilities	(1,051,848)
Fair value of derivative liabilities as of June 30, 2017	$780,165

The amortization of the debt discount is $1,092,492 and $302,818 for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. The $3,000,000 payable associated with the Convertible Promissory Notes Series 2016 due October 1, 2017 is $2,000,336 as of June 30, 2017, net of a $999,664 debt discount which is being amortized over the life of the loan using the effective interest method. On August 3, 2017 the notes were amended to extend the maturity date to April 1, 2019 and, accordingly, they have been reclassified as long term liability as of June 30, 2017.

7.	SHAREHOLDERS’ EQUITY

In September 2016, the Company issued 1,349,000 shares of restricted common stock outside of the 2015 Equity Plan to Jay Nussbaum, Felicia Hess, Daniyel Erdberg, Kendall Carpenter, Mike Silverman and Reginald Brown pursuant to Stock Award Agreements. The shares will vest upon consummation of a significant equity and/or debt financing of at least $5,000,000 provided that the holder remains engaged by the Company through the vesting date. On August 3, 2017, these awards were modified as described further in Footnote #12. Stock based compensation of $970,067 was recognized during the six months ended June 30, 2017.

In May 2016, the Company issued 150,000 shares of common stock with monthly vesting provisions to Strategic Advisory Board members, Dr. Philip Frost and Steven Rubin, for 12 months of services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. These shares vested during May 2017. The Company recognized a total of $29,500 and $75,000 expense for the pro rata portion of shares earned by the two members during the six months ended June 30, 2017 and 2016, respectively.

In April 2016, the Company issued an aggregate of 1,150,000 shares of common stock outside of the 2015 Equity Plan to Jay Nussbaum, Felicia Hess, Daniyel Erdberg, Kendall Carpenter, and Kevin Hess pursuant to Stock Award Agreements. Stock based compensation of $1,115,500 was recognized during the six months ended June 30, 2016 on the awards which fully vested on September 29, 2016. That same month, the Company issued 100,000 shares of stock to a director who subsequently resigned and forfeited the shares. The Company recognized a total of $24,250 stock compensation during the six months ended June 30, 2016.

On September 4, 2015, the Company issued 450,000 shares of restricted common stock to four management employees and one director pursuant to stock award agreements. Stock based compensation of $604,440 was recognized during the six months ended June 30, 2016.

On June 1, 2015, the Company issued 50,000 shares of restricted common stock with monthly vesting provisions to the Chairman of the Board for twenty-four months services pursuant to a Director Agreement. The Chairman can earn a pro rata portion of the shares, calculated on a twenty-four month vesting period, in the event the Chairman relinquishes his position and Board seat prior to the expiration date of the Director Agreement. These shares vested on June 1, 2017. The Company recognized a total of $135,000 expense for the portion of such shares earned by the Chairman during the six months ended June 30, 2017 and 2016, respectively.

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

One June 1, 2015, the Company issued an option award to an employee for 37,500 shares vesting over three years with an exercise price of $10.80 and expiration date of May 4, 2019. During the six months ended June 30, 2017 and 2016, $37,734 and $80,226 compensation expense was recognized on these 37,500 options, respectively.

On January 9, 2017, the Company issued an option to purchase 100,000 shares of common stock with an exercise price of $2.90 per share to a director. The option vests 50,000 after one year from grant date and another 50,000 two years from grant date with an expiration date of four years from grant date provided that the Director is still providing service to the Company.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 100,000 options granted during the six months ended June 30, 2017.

The following table summarizes the assumptions used to estimate the fair value of the 100,000 stock options granted during the six months ended June 30, 2017 on the date of grant.

2017

Expected dividend yield	0%
Expected volatility	100%
Risk-free interest rate	1.50%
Expected life of options	2.50-3.00 years

Under the Black-Scholes option pricing model, the fair value of the 100,000 options granted during the six months ended June 30, 2017 is estimated at $174,173 on the date of grant. During the six months ended June 30, 2017, $64,530 compensation expense was recognized on these 100,000 options.

During 2016, the Company granted 65,000 common stock options to employees for service provided. Of these, 50,000 options were granted to two employees and were immediately vested with an exercise price of $2.91 and the expiration date is April 27, 2019. One of these employees terminated and did not exercise her 10,000 options resulting in the expiration of the option. Another 5,000 options were immediately vested and were granted with an exercise price of $3.77 and the expiration date is July 29, 2019. Another employee received 10,000 options with two-year vesting and an exercise price of $3.00 and an expiration date of December 6, 2019. The employee who received 5,000 options in July 2016 was terminated and did not exercise his options resulting in the expiration of a total of 5,000 options. The Company recognized $95,649 in compensation for the first six months ended June 30, 2016 on these options.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 10,000 stock-based awards that continue to vest during the six months ended June 30, 2017.

The following table summarizes the assumptions used to estimate the fair value of the 10,000 outstanding stock options granted during 2016 on the date of grant:

2016

Expected dividend yield	0%
Expected volatility	102%
Risk-free interest rate	1.24-1.38%
Expected life of options	2.00-2.50 years

Under the Black-Scholes option price model, fair value of the options granted during 2016 is estimated at $16,889 on the date of grant. During the six months ended June 30, 2017, $6,236 compensation expense was recognized on these 10,000 options.

The following table represents stock option activity as of and for the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2016	442,500	$5.81	$1.72
Exercisable – December 31, 2016	407,500	$5.57	$1.65	$0
Granted	100,000	$2.90
Exercised or Vested	12,500	$10.80
Cancelled or Expired	(7,500)	$4.18
Outstanding – June 30, 2017	535,000	$5.29	1.18	$0
Exercisable – June 30, 2017	412,500	$5.75	1.17	$0

10.	WARRANTS

The Company did not issue any warrants during the six months ended June 30, 2017.

For the year 2016, 60,000 common stock purchase warrants were granted to four consultants for services provided. Each warrant was granted with the exercise price of $2.91, which immediately vested, and the expiration date is April 27, 2019. The Company recognized $114,779 in compensation cost during the six months ended June 30, 2016.

During 2016, 10,472 warrants expired that were issued in 2011 with exercise prices ranging between $141.00 and $404.50 on a post-reverse split basis.

The Company used the Black-Scholes warrant pricing model to estimate the fair value on the re-measurement dates of the 12,500 warrants that continue to vest during the six months ended June 30, 2017.

The following table summarizes the assumptions used to estimate the fair value of the 12,500 warrants granted during 2015 as of re-measurement dates:

2017

Expected dividend yield	0%
Expected volatility	107%
Risk-free interest rate	1.53%
Expected life of warrants	1.0 years

Under the Black-Scholes warrant pricing model, fair value of the 12,500 warrants granted during 2015 is estimated at $0 as of re-measurement dates. During the six months ended June 30, 2017, $(4,899) compensation expense was recognized on these 12,500 warrants. During the six months ended June 30, 2016, $4,995 compensation expense was recognized on these warrants.

The following table represents warrant activity as of and for the period ended June 30, 2017:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2016	183,737	$7.35	2.70
Exercisable – December 31, 2016	171,237	$7.15	2.79	$0
Granted	0	$0
Forfeited or Expired	0	$0
Outstanding – June 30, 2017	183,737	$7.35	2.21	$0
Exercisable – June 30, 2017	183,737	$7.35	2.21	$0

11.	COMMITMENTS AND CONTINGENCIES

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

Revolving Line of Credit from City National Bank of Florida

On August 2, 2017, the Company issued a promissory note to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, the CNB Note. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the note, the Company or Mr. Nussbaum does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The CNB Note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may prepay the note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $600,000. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the note. The CNB Note is personally guaranteed by Mr. Nussbaum, the Company’s Chief Executive Officer pursuant to written guarantee in favor of CNB (the “CNB Guarantee”). Mr. Nussbaum and the Company are obligated to maintain an unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the note, we entered into a security agreement in favor of CNB (the “Security Agreement”) encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with an approximate balance of $90,000.

F-10

Indemnification Agreement

On August 3, 2017, the Company entered into an Indemnification Agreement with Mr. Nussbaum in order to indemnify and defend him to the fullest extent permitted by law for any claim, expense or obligation which might arise as a result of his guarantee of the CNB Note.

Series 2017 Secured Convertible Note

On the Effective Date, the Company issued a Secured Convertible Promissory Note Series 2017 due August 2, 2018 in the aggregate principal amount of $2,000,000 (the “Series 2017 Convertible Note”) in a private placement to Frost Nevada Investments Trust (“Frost Nevada”). Frost Nevada is a trust that is controlled by Dr. Frost, a substantial shareholder of the Company. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the loan. The Company may request advances of principal under this note equal to and at the same time as it requests advances, if any, pursuant to the CNB Note. The note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate. The Company may prepay the notes at any time without penalty. If the Company does not prepay the note in full or the holder does not convert the note before the maturity date, the Company may pay the outstanding principal amount and any accrued and unpaid interest on the maturity date with cash or with common stock or through a combination of cash and stock at Frost Nevada’s discretion. The conversion price under the note is $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Series 2017 Convertible Note is secured by a security interest in all of the Company’s assets. This security interest is subordinate to the security interest of CNB discussed above.

Amendments to Related Party Convertible Promissory Notes

On August 3, 2017 (the “Effective Date”), the Company entered into amendments (the “Convertible Note Amendments”) with the owners and holders of the following convertible promissory notes issued by the Company (the “Convertible Notes”):

●	Convertible Promissory Note in the original principal amount of $1,500,000 issued by the Company on September 29, 2016 to Frost Gamma Investments Trust (“Frost Gamma”). Frost Gamma is a trust that is controlled by Dr. Phillip Frost, a substantial shareholder of the Company; and

●	Convertible Promissory Note in the original principal amount of $1,500,000 issued by the Company on September 29, 2016 to Jay H. Nussbaum, the Company’s Chief Executive Officer and Chairman of the Board of Directors.

The Convertible Note Amendments extend the maturity date for each of the Convertible Notes to April 1, 2019 (the “Maturity Date”) and revise the conversion price to mean $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. Consistent with the original terms of the Convertible Notes, interest accrues at the rate of 6% interest per annum and is payable on the Maturity Date. The accrued interest is payable at the holders’ option in cash or shares of our common stock valued at the $1.00 per share conversion price. The Convertible Note Amendments provide that an event of default in the City National Bank Loan will be treated as an event of default under the Convertible Notes.

Amendments to Restricted Stock Agreements

On the Effective Date, the Company entered into amendments (the “RSA Amendments”) with the holders of 1,349,000 shares of restricted common stock awarded to them by the Company pursuant to the terms of a Restricted Stock Agreement (the “RSA”). Pursuant to the RSA Amendments, the restrictions set forth in the RSA lapse upon the earlier of (i) consummation of a significant equity and/or debt financing from which the Company receives gross proceeds of at least $7,000,000 or (ii) a change in control (as defined in the RSA Amendment), provided that, in either case, the holder remains engaged by the Company through the date of such event.

Independent Contractor Agreements

On the Effective Date, the Company entered into an amendment to the August 24, 2014 Independent Contractor Agreements it entered into with Dr. Philip Frost and Steven Rubin who serve as members of the Company’s Strategic Advisory Board (the “SAB Amendments”). The SAB Amendments extend the term of the agreements from May 1, 2017 until April 30, 2018 and provide for the following equity based compensation: (a) for Dr. Frost, a warrant to purchase 2,000,000 shares of the Company’s Common Stock (the “Frost Warrant”) and an award of 150,000 shares of the Company’s unregistered restricted Common Stock and (b) for Mr. Rubin, an award of 100,000 shares of the Company’s unregistered restricted Common Stock. The restricted stock vests upon the occurrence of a change of control (as defined in the SAB Amendments). The Warrant has a term of five years and exercise price of $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

Options issued

On August 3, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 5,240,000 options to purchase the Company’s common stock to officers, directors and employees for services provided. Jay Nussbaum was issued 2,000,000 options, Felicia Hess was issued 1,200,000 options, Dan Erdberg was issued 1,140,000 options, Kendall Carpenter was issued 275,000 options, Directors David Aguilar, Mike Haas and General Wayne Jackson were issued 110,000, 10,000 and 10,000 options, respectively. The remaining 495,000 options were issued to employees and consultants. These stock options immediately vested, are exercisable at an exercise price of $1.00 per share and expire on August 3, 2021.

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

Growth and percentage comparisons made herein generally refer to the six months ended June 30, 2017 compared with the six months ended June 30, 2016 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Drone Aviation Holding Corp. and, depending on the context, its subsidiaries.

Business Overview

We design, develop, market and sell lighter-than-air (“LTA”) advanced aerostats, tethered drones, and land-based intelligence, surveillance and reconnaissance (“ISR”) solutions. We focus on the development of a tethered aerostat known as the Winch Aerostat Small Platform (“WASP”), as well as tethered drone products, including the WATT and BOLT electric tethered drones launched on March 2, 2015 and July 13, 2016, respectively. The WATT and BOLT products are designed for commercial and military applications and provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether. We also developed FUSE, a cost-effective tether kit for DJI Inspire drones. The FUSE winch offers better control in stronger winds for flights up to 200 feet and offers continuous power distribution monitoring and unlimited flight time.

While sales in the past quarter decreased compared to the same period in 2016, this decrease was primarily a result of a longer sales cycle stemming in part from the recent change in administration and congressional budgeting delays. We expect increased sales in future periods based on a product pipeline that is developing following our increased marketing efforts and our announcement of the following:

•	On March 1, 2017, we announced the successful integration of government-furnished ISR equipment supporting the simultaneous use of communications and optical payload packages onto an enhanced WASP aerostat for the Department of Defense.

•	On May 9, 2017, we announced the new heavy lift WATT 300 Multirotor Tethered Drone and recently upgraded WASP Military Aerostat platforms at SOFIC 2017.

•	On May 25, 2017, we announced our new product called FUSE which is an automated smart winch tethering system designed to meet the unique specifications for DJI Inspire drones, the world’s most popular commercial drone.

Our marketing efforts include submission of bids on a several government procurement projects that we expect will be awarded in 2017 and 2018. We also showcased our products and technologies at numerous conferences and live demonstrations, including the 2017 Special Operations Forces Industry Conference, Warrior Expo East, State of Florida HURREX exercise, CyberQuest 2017, and presentations to a variety of federal and state government agencies. In anticipation of increased sales resulting from our developing product pipeline, we completed financing transactions that provide us with up to $4,000,000 in cash and extended the maturity date on $3,000,000 of convertible debt until April 2019 providing us with significant increased liquidity and a strengthened balance sheet. While there is no assurance that the opportunities included in our developing pipeline will result in orders for our products, we have positioned ourselves to be able to deliver the goods and services we have bid on.

In addition to our plans to organically grow our lighter than air systems through increased marketing and sales, we intend to continue to consider potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business.

Results of Operations

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Revenues:  Revenues of $13,876 for the quarter ended June 30, 2017 decreased $470,138 or 97% from $484,014 for the same period in 2016. Sources of revenue were derived primarily from aerostat products and accessories. The decrease in sales volume was primarily a result of a longer sales cycle stemming in part from the recent change in presidential administration and congressional budgeting delays. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in the Business Overview section above.

Cost of Goods Sold and Gross Profit:  Cost of goods sold of $6,466 for the quarter ended June 30, 2017 decreased $169,109 or 96% from $175,575 for the same period in 2016. Costs included materials, parts and labor associated with the sale of aerostat products and accessories. The $7,410 gross profit for the quarter ended June 30, 2017 was a decrease of $301,209 or 98% from the $308,439 in gross profit for the same quarter of 2016.  Gross profit margins were 53% and 64% for the quarters ended June 30, 2017 and 2016, respectively.

General and Administrative Expense:  General and administrative expense primarily consists of payroll and related costs, sales and marketing costs, research and development costs, business overhead and costs related to maintaining a public entity.  General and administrative expenses decreased $1,091,380 or 44% to $1,367,758 in the quarter ended June 30, 2017 from $2,459,138 for the same period in 2016. Contributing to the decrease was non-cash stock-based compensation of $604,559 for the quarter ended June 30, 2017, a decrease of $928,063 from $1,532,622 in the same period in 2016. Research and development costs decreased $244,138 due to drone products becoming ready for market, partially offset by an amortization expense increase of $48,667 related to assets acquired from AFI in 2015 and fully integrated in 2016, and an increase in payroll of $76,739.

Loss from Operations:  Loss from operations for the quarter ended June 30, 2017 decreased $790,350 or 37% to $1,360,349 from loss from operations of $2,150,699 for the same period in 2016. The decrease was primarily due to a decrease in gross profit of $301,029 and offset by the decrease of general and administrative expense of $1,091,379 as discussed above.

Other Expense:  Total other expense of $402,356 for the quarter ended June 30, 2017 was $413,216 greater than the total other income of $10,860 in the same period in 2016.  This increase was primarily due to $298,050 non-cash income due to a change in fair value of derivative liabilities, partially offset by an increase of $44,877 in accrued interest expense on the related party convertible notes payable and $655,530 debt discount charged to interest expense. The Company will continue to incur interest expense in 2017 on the related party convertible notes payable and will continue to record derivative gains or losses related to those notes until they are converted.

Net Loss: Net loss decreased $377,134 or 18% to $1,762,705 for the quarter ended June 30, 2017 from net loss of $2,139,839 for the same period in 2016.  The decrease in net loss was due to factors discussed above.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Revenues:  Revenues of $381,529 for the six months ended June 30, 2017 decreased $545,935 or 59% from $927,464 for the same period in 2016. Sources of revenue were derived primarily from aerostat products, refurbishments and accessories ordered in 2016 and delivered in 2017. The reason for the decrease is that revenues in the first half of 2017 were primarily related to refurbishments and enhancements of aerostat systems and the revenues in the first half of 2016 were primarily from the sale of an aerostat system. Also contributing to the decrease in sales volume was a longer sales cycle stemming in part from the recent change in presidential administration and congressional budgeting delays. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in the Business Overview section above.

Cost of Goods Sold and Gross Profit:  Cost of goods sold of $249,996 for the six months ended June 30, 2017 decreased $59,465 or 19% from $309,461 for the same period in 2016. Costs in both periods included materials, parts and labor associated with the sale of aerostat products, refurbishments and accessories. The aerostat system delivered in the first quarter of 2016 had a 73% gross profit margin which was greater than the gross profit realized in the first quarter of 2017 on aerostat system refurbishments due to the increased time and material costs to disassemble and reassemble refurbished systems. The $131,533 gross profit for the six months ended June 30, 2017 was a decrease of $486,470 or 79% from the $618,003 in gross profit for the same period of 2016.  Gross profit margins were 34% and 67% for the six months ended June 30, 2017 and 2016, respectively.

General and Administrative Expense:  General and administrative expense primarily consists of payroll and related costs, sales and marketing costs, research and development costs, business overhead and costs related to maintaining a public entity.  General and administrative expenses decreased $1,121,351 or 28% to $2,887,727 in the six months ended June 30, 2017 from $4,009,078 for the same period in 2016. Contributing to the decrease was non-cash stock-based compensation of $1,238,168 for the six months ended June 30, 2017, a decrease of $1,011,671 from $2,249,839 in the same period in 2016. Research and development costs decreased $380,769 due to drone products becoming ready for market, partially offset by an amortization expense increase of $121,667 related to assets acquired from AFI in 2015 and fully integrated in 2016, and an increase in payroll of $109,369.

Loss from Operations:  Loss from operations for the six months ended June 30, 2017 decreased $634,881 or 19% to $2,756,194 from loss from operations of $3,391,075 for the same period in 2016. The decrease was primarily due to a decrease in gross profit of $486,470 partially offset by a decrease of general and administrative expense of $1,121,351 as discussed above.

Other Expense:  Total other expense of $129,905 for the six months ended June 30, 2017 was $140,625 less than the total other expense of $10,720 in 2016.  This decrease was primarily due to $1,051,848 non-cash income due to a change in fair value of derivative liabilities, partially offset by an increase of $136,110 in accrued interest expense on the related party convertible notes payable and $1,092,492 debt discount charged to interest expense. The Company will continue to incur interest expense in 2017 on the related party convertible notes payable and will continue to record derivative gains or losses related to those notes until they are converted.

Net Loss: Net loss decreased $494,256 or 15% to $2,886,099 for the six months ended June 30, 2017 from net loss of $3,380,355 for the same period in 2016.  The decrease in net loss was due to factors discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2017, the Company had $719,315 in cash compared to $2,015,214 in cash at December 31, 2016, a decrease of $1,295,899. As of June 30, 2017, the Company had accounts receivable of $24,549 compared to $394,000 at December 31, 2016, a decrease of $369,451 resulting from increased collections in the first six months of 2017.

The Company had total current assets of $1,437,665 and total current liabilities of $1,013,289, or working capital of $424,376 at June 30, 2017 compared to total current assets of $2,989,713 and total current liabilities of $3,080,628, or working capital deficit of $90,915 at December 31, 2016.

We have historically financed our operations through operating revenues and sales of equity and convertible debt securities. Although as of June 30, 2017 we have cash of $719,315, we have a working capital of $424,376 and incurred a net loss from operations of $2,756,194. Furthermore, the Company has a history of negative cash flow from operations, primarily due to historically heavy investment in research and development and costs associated with maintaining a public entity. While we expect a substantial reduction in research and development costs, we believe our existing working capital and access to capital are sufficient to continue our operations for the next 12 months.

In anticipation of increased sales resulting from our developing product pipeline, on August 2, 2017, we completed financing transactions that provide us with up to $4,000,000 in cash and extended the maturity date on $3,000,000 of convertible debt until April 2019 providing us with significant increased liquidity and a strengthened balance sheet. The following is a summary of these completed financing transaction:

Revolving Line of Credit from City National Bank of Florida. On August 2, 2017, the Company issued a promissory note to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, the CNB Note. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the note, the Company or Mr. Nussbaum does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The CNB Note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may prepay the note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $600,000. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the note. The CNB Note is personally guaranteed by Mr. Nussbaum, the Company’s Chief Executive Officer pursuant to written guarantee in favor of CNB (the “CNB Guarantee”). Mr. Nussbaum and the Company are obligated to maintain an unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the note, we entered into a security agreement in favor of CNB (the “Security Agreement”) encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with an approximate balance of $90,000.

Series 2017 Secured Convertible Note. On the Effective Date, the Company issued a Secured Convertible Promissory Note Series 2017 due August 2, 2018 in the aggregate principal amount of $2,000,000 (the “Series 2017 Convertible Note”) in a private placement to Frost Nevada Investments Trust (“Frost Nevada”). Frost Nevada is a trust that is controlled by Dr. Frost, a substantial shareholder of the Company. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the loan. The Company may request advances of principal under this note equal to and at the same time as it requests advances, if any, pursuant to the CNB Note. The note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate. The Company may prepay the notes at any time without penalty. If the Company does not prepay the note in full or the holder does not convert the note before the maturity date, the Company may pay the outstanding principal amount and any accrued and unpaid interest on the maturity date with cash or with common stock or through a combination of cash and stock at Frost Nevada’s discretion. The conversion price under the note is $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Series 2017 Convertible Note is secured by a security interest in all of the Company’s assets. This security interest is subordinate to the security interest of CNB discussed above.

5

Amendments to Related Party Convertible Promissory Notes. On August 3, 2017 (the “Effective Date”), the Company entered into amendments (the “Convertible Note Amendments”) with the owners and holders of the following convertible promissory notes issued by the Company (the “Convertible Notes”):

●    Convertible Promissory Note in the original principal amount of $1,500,000 issued by the Company on September 29, 2016 to Frost Gamma Investments Trust (“Frost Gamma”). Frost Gamma is a trust that is controlled by Dr. Phillip Frost, a substantial shareholder of the Company; and

●    Convertible Promissory Note in the original principal amount of $1,500,000 issued by the Company on September 29, 2016 to Jay H. Nussbaum, the Company’s Chief Executive Officer and Chairman of the Board of Directors.

The Convertible Note Amendments extend the maturity date for each of the Convertible Notes to April 1, 2019 (the “Maturity Date”) and revise the conversion price to mean $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. Consistent with the original terms of the Convertible Notes, interest accrues at the rate of 6% interest per annum and is payable on the Maturity Date. The accrued interest is payable at the holders’ option in cash or shares of our common stock valued at the $1.00 per share conversion price. The Convertible Note Amendments provide that an event of default in the City National Bank Loan will be treated as an event of default under the Convertible Notes.

Sources and Uses of Cash

	Six Months Ended June 30,
	2017	2016
Cash flows (used in) operating activities	$(1,295,224)	$(1,536,615)
Cash flows (used in) investing activities	(675)	(10,783)
Cash flows provided by financing activities	0	0
Net (decrease) in cash and cash equivalents	$(1,295,899)	$(1,547,398)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2017 was $1,295,899, which was a decrease of $251,499, or 16%, from $1,547,398 net cash used in operating activities during six months ended June 30, 2016. The net loss of ($2,886,099) for the first six months of 2017 was ($494,256) less than the same period of 2016, which was ($3,380,355). In addition to the decreased net loss, the Company recognized $1,011,671 less non-cash stock based compensation in the first six months of 2017 than the previous year, offset by ($584,506) decrease changes in working capital for the six months ended June 30, 2017 compared to the same period in 2016. The Company recognized a non-cash gain on derivative liability of $1,051,848 offset by amortization expense of $146,000 on intangible assets and $1,092,492 on debt discount in the first six months of 2017 which were not present during the same period of 2016.

Investing Activities:

Net cash used in investing activities was $675 and $10,783 during the six months ended June 30, 2017 and 2016, respectively, which in each case was related to purchase of shop machines and equipment, computers and electronics and furniture and equipment.

Financing Activities:

There was no cash provided by financing activity during the six months ended June 30, 2017 or 2016.

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

Accounts Receivable and Credit Policies:

Accounts receivable-trade consists of amounts due from the sale of tethered aerostats, accessories, spare parts, and customization and refurbishment of aerostats. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At June 30, 2017 and December 31, 2016, none of the Company’s accounts receivable-trade was deemed uncollectible.

Revenue Recognition and Unearned Revenue:

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. We record unearned revenue as a liability and the associated costs of sales as work in process inventory. There is a balance of $24,549 in accounts receivable at June 30, 2017 for employee commission advances and no balance in unearned revenue.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2017 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2017:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2017, and that there was a material weakness as identified in this Quarterly Report, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

We expect to be dependent upon our Chief Financial Officer who is knowledgeable and experienced in the application of U.S. Generally Accepted Accounting Principles to maintain our disclosure controls and procedures and the preparation of our financial statements for the foreseeable future. We plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our concern that we do not effectively segregate certain accounting duties, which we believe would resolve the material weakness in disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that we will be able to do so.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Series A Preferred Stock Conversion

On April 24, 2017, the holder of the Company’s Series A preferred stock converted a total of 100,100 shares of Series A for an aggregate of 250,250 shares of the Company unregistered common stock in accordance with their conversion rights provided for in the Series A preferred stock.

These shares of the Company’s common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

Issuance of Secured Convertible Promissory Note

On August 2, the Company issued a Secured Convertible Promissory Note Series 2017 due August 2, 2018 in the aggregate principal amount of $2,000,000 (the “Series 2017 Convertible Note”) in a private placement to Frost Nevada Investments Trust (“Frost Nevada”).

The Series 2017 Convertible Note was issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

Issuance of Stock Options

On August 3,2017, the Company issued outside its 2015 Equity Plan, 5,240,000 options to purchase the Company’s common stock to officers, directors and employees for services provided. Jay Nussbaum was issued 2,000,000 options, Felicia Hess was issued 1,200,000 options, Dan Erdberg was issued 1,140,000 options, Kendall Carpenter was issued 275,000 options, Directors David Aguilar, Mike Haas and General Wayne Jackson were issued 110,000, 10,000 and 10,000 options, respectively. The remaining 495,000 options were issued to employees and consultants. These stock options immediately vested, are exercisable at an exercise price of $1.00 per share and expire on August 3, 2021.

The Stock Options were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

9

ITEM 5. OTHER INFORMATION

Revolving Line of Credit from City National Bank of Florida

On August 2, 2017, the Company issued a promissory note to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, the CNB Note. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the note, the Company or Mr. Nussbaum does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The CNB Note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may prepay the note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $600,000. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the note. The CNB Note is personally guaranteed by Mr. Nussbaum, the Company’s Chief Executive Officer pursuant to written guarantee in favor of CNB (the “CNB Guarantee”). Mr. Nussbaum and the Company are obligated to maintain an unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the note, we entered into a security agreement in favor of CNB (the “Security Agreement”) encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with an approximate balance of $90,000.

Indemnification Agreement

On August 3, 2017, the Company entered into an Indemnification Agreement with Mr. Nussbaum in order to indemnify and defend him to the fullest extent permitted by law for any claim, expense or obligation which might arise as a result of his guarantee of the CNB Note.

Series 2017 Secured Convertible Note

On the Effective Date, the Company issued a Secured Convertible Promissory Note Series 2017 due August 2, 2018 in the aggregate principal amount of $2,000,000 (the “Series 2017 Convertible Note”) in a private placement to Frost Nevada Investments Trust (“Frost Nevada”). Frost Nevada is a trust that is controlled by Dr. Frost, a substantial shareholder of the Company. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the loan. The Company may request advances of principal under this note equal to and at the same time as it requests advances, if any, pursuant to the CNB Note. The note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate. The Company may prepay the notes at any time without penalty. If the Company does not prepay the note in full or the holder does not convert the note before the maturity date, the Company may pay the outstanding principal amount and any accrued and unpaid interest on the maturity date with cash or with common stock or through a combination of cash and stock at Frost Nevada’s discretion. The conversion price under the note is $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Series 2017 Convertible Note is secured by a security interest in all of the Company’s assets. This security interest is subordinate to the security interest of CNB discussed above.

Amendments to Related Party Convertible Promissory Notes

On August 3, 2017 (the “Effective Date”), the Company entered into amendments (the “Convertible Note Amendments”) with the owners and holders of the following convertible promissory notes issued by the Company (the “Convertible Notes”):

●   Convertible Promissory Note in the original principal amount of $1,500,000 issued by the Company on September 29, 2016 to Frost Gamma Investments Trust (“Frost Gamma”). Frost Gamma is a trust that is controlled by Dr. Phillip Frost, a substantial shareholder of the Company; and

●   Convertible Promissory Note in the original principal amount of $1,500,000 issued by the Company on September 29, 2016 to Jay H. Nussbaum, the Company’s Chief Executive Officer and Chairman of the Board of Directors.

The Convertible Note Amendments extend the maturity date for each of the Convertible Notes to April 1, 2019 (the “Maturity Date”) and revise the conversion price to mean $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. Consistent with the original terms of the Convertible Notes, interest accrues at the rate of 6% interest per annum and is payable on the Maturity Date. The accrued interest is payable at the holders’ option in cash or shares of our common stock valued at the $1.00 per share conversion price. The Convertible Note Amendments provide that an event of default in the City National Bank Loan will be treated as an event of default under the Convertible Notes.

10

Amendments to Restricted Stock Agreements

On the Effective Date, the Company entered into amendments (the “RSA Amendments”) with the holders of 1,349,000 shares of restricted common stock awarded to them by the Company pursuant to the terms of a Restricted Stock Agreement (the “RSA”). Pursuant to the RSA Amendments, the restrictions set forth in the RSA lapse upon the earlier of (i) consummation of a significant equity and/or debt financing from which the Company receives gross proceeds of at least $7,000,000 or (ii) a change in control (as defined in the RSA Amendment), provided that, in either case, the holder remains engaged by the Company through the date of such event.

Independent Contractor Agreements

On the Effective Date, the Company entered into an amendment to the August 24, 2014 Independent Contractor Agreements it entered into with Dr. Philip Frost and Steven Rubin who serve as members of the Company’s Strategic Advisory Board (the “SAB Amendments”). The SAB Amendments extend the term of the agreements from May 1, 2017 until April 30, 2018 and provide for the following equity based compensation: (a) for Dr. Frost, a warrant to purchase 2,000,000 shares of the Company’s Common Stock (the “Frost Warrant”) and an award of 150,000 shares of the Company’s unregistered restricted Common Stock and (b) for Mr. Rubin an award of 100,000 shares of the Company’s unregistered restricted Common Stock. The restricted stock vests upon the occurrence of a change of control (as defined in the SAB Amendments). The Warrant has a term of five years and exercise price of $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

Issuance of Stock Options

On August 3, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 5,240,000 options to purchase the Company’s common stock to officers, directors and employees for services provided. Jay Nussbaum was issued 2,000,000 options, Felicia Hess was issued 1,200,000 options, Dan Erdberg was issued 1,140,000 options, Kendall Carpenter was issued 275,000 options, Directors David Aguilar, Mike Haas and General Wayne Jackson were issued 110,000, 10,000 and 10,000 options, respectively. The remaining 495,000 options were issued to employees and consultants. These stock options immediately vested, are exercisable at an exercise price of $1.00 per share and expire on August 3, 2021.

Modifications to Executive Employment Agreements

The Board of Directors, upon recommendation of the Compensation Committee, increased the annual salary of CEO Jay Nussbaum from $0 to $240,000 per year. Mr. Nussbaum will forego the $48,000 per year director fee. The salaries of Daniyel Erdberg and Kendall Carpenter are being increased from $150,000 per year to $165,000 per year. The additional benefit of a company provided car is being removed from Felicia Hess’ compensation package.

The foregoing description of the terms of the CNB Note and Security Agreement, CNB Guarantee, Indemnification Agreement, Series 2017 Convertible Note, Convertible Note Amendments, the RSA Amendments, Executive Employment Agreement Amendments, SAB Amendments and Frost Warrant, do not purport to be complete and are qualified in their entirety by reference to the provisions of such agreements, the forms of which are filed as exhibits 10.29, 10.30, 10.31, 10.32, 4.2, 4.1(a), 10.4(d), 10.5(d), 10.6(c), 10.22(b),10.33, and 10.34, respectively, to this Quarterly Report on Form 10-Q.

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

DRONE AVIATION HOLDING CORP.

Date: August 4, 2017	By:	/s/ JAY H. NUSSBAUM
Jay H. Nussbaum
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2017	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated April 30, 2014, between Drone Aviation Holding Corp. and MacroSolve, Inc.	8-K	5/5/14	2.1	333-150332
2.2	Plan of Merger, effective March 26, 2015, between Drone Aviation Holding Corp. and Drone Aviation Corp.	10-K	3/31/15	10.14	333-150332
2.3	Asset Purchase Agreement, dated July 20, 2015, between Drone AFS Corp. Drone Aviation Holding Corp., Adaptive Flight, Inc., and the shareholders of Adaptive Flight, Inc.	8-K	7/21/15	10.1	333-150332
3.1	Articles of Incorporation of Drone Aviation Holding Corp., dated April 17, 2014	8-K	5/5/14	3.1	333-150332
3.2	Certificate of Amendment to Articles of Incorporation of Drone Aviation Holding Corp., dated October 29, 2015	8-K	10/30/15	3.1	333-150332
3.3	Bylaws of Drone Aviation Holding Corp.	8-K	5/5/14	3.6	333-150332
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	5/5/14	3.2	333-105332
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	5/5/14	3.3	333-105332
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock	8-K	5/5/14	3.4	333-105332
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	5/5/14	3.5	333-105332
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock	8-K	6/5/14	3.1	333-105332
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/5/14	3.2	333-105332
3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/3/15	3.3	333-105332
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	8/28/14	3.1	333-105332
3.12	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	6/3/15	3.4	333-105332
3.13	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.1	333-105332
3.14	Certificate of Correction to the Certificate of Designation of Preferences, rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.2	333-105332

4.1	Form of Convertible Promissory Note Series 2016 due October 1, 2017	8-K	9/30/16	4.1	333-105332
4.1(a)	(a) Form of Amendment to Convertible Promissory Note Series 2016					X
4.2	Form of Secured Convertible Promissory Note Series 2017-08 due August 2, 2018					X
10.1	Form of Indemnification Agreement for Directors and Officers	8-K	6/5/14	10.4	333-105332
10.2	Independent Contractor Agreement, dated July 29, 2013, by and among US Technik, Inc., Lighter Than Air Systems Corp., and World Surveillance Group, Inc.	8-K	6/5/14	10.9	333-105332
10.3	Form of Independent Contractor Agreement for members of the Strategic Advisory Board of Drone Aviation Holding Corp.	8-K	8/28/14	10.2	333-10532
10.4*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Daniyel Erdberg	10-Q	5/15/15	10.17	333-150332
10.4(a)*	(a) Amendment No. 1 to Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Daniyel Erdberg	8-K	10/7/15	10.2	333-150332
10.4(b)*	(b) Amendment No. 2 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp., and Daniyel Erdberg	10-Q	4/29/16	10.4	333-150332
10.4(c)*	(c) Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Daniyel Erdberg	8-K	9/30/16	10.5	333-150332
10.4(d)*	(d) Amendment No. 4 to Employment Agreement, dated August 3, 2017, between Drone Aviation Holding Corp., and Daniyel Erdberg					X
10.5*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Felicia A. Hess	10-Q	5/15/15	10.15	333-150332
10.5(a)*	(a) Amendment No. 1 to Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Felicia Hess	8-K	10/7/15	10.1	333-150332
10.5(b)*	(b) Amendment No. 2 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Felicia Hess	10-Q	4/29/16	10.5	333-150332
10.5(c)*	(c) Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Felicia Hess	8-K	9/30/16	10.3	333-150332
10.5(d)*	(d) Amendment No. 4 to Employment Agreement, dated August 3, 2017, by and between Drone Aviation Holding Corp. and Felicia Hess					X
10.6*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	5/15/15	10.16	333-150332
10.6(a)*	(a) Amendment No. 1 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	4/29/16	10.3	333-150332
10.6(b)*	(b) Amendment No. 2 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Kendall Carpenter	8-K	9/30/16	10.6	333-150332
10.6(c)*	(c) Amendment No. 3 to Employment Agreement, dated August 3, 2017, by and between Drone Aviation Holding Corp. and Kendall Carpenter					X
10.7*	Director Agreement, dated June 4, 2015, between Drone Aviation Holding Corp. and Jay Nussbaum	8-K	6/5/15	10.1	333-150332
10.8	Intellectual Property Assignment Agreement, dated July 20, 2015, between Adaptive Flight, Inc., and Drone AFS Corp.	8-K	7/21/15	10.5	333-150332

10.9	Form of Non-Exclusive, Perpetual Intellectual Property and Patent License Agreement of Drone Aviation Holding Corp., dated July 20, 2015	8-K	7/21/15	10.6	333-150332
10.10*	Drone Aviation Holding Corp. 2015 Equity Incentive Plan	8-K	9/11/15	99.1	333-150332
10.11*	Amended and Restated Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Kevin Hess	8-K	10/7/15	10.3	333-150332
10.11(a)*	(a) Amendment No. 2 [sic] to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Kevin Hess	10-Q	4/29/16	10.1	333-150332
10.11(b)*	(b) Amendment No. 3 [sic] to Employment Agreement, dated September 26, 2016, between Drone Aviation Holding Corp. and Kevin Hess	8-K	9/30/16	10.4	333-150332
10.12	Form of Drone Aviation Holding Corp. Warrant to purchase Common Stock issued to Dougherty & Company, LLC, as Placement Agent	8-K	11/23/15	4.1	333-150332
10.13	Form of Drone Aviation Holding Corp. Common Stock Purchase Agreement for Private Offering Under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b)	8-K	11/23/15	10.1	333-150332
10.14	Form of Preferred Stock Conversion and Lockup Agreement for Series A Convertible Preferred Stock	8-K	11/23/15	10.2	333-150332
10.15	Form of Preferred Stock Conversion and Lockup Agreement for Series B Convertible Preferred Stock	8-K	11/23/15	10.3	333-150332
10.16	Form of Exchange Agreement for Series B-1 Convertible Preferred Stock	8-K	11/23/15	10.9	333-150332
10.17	Form of Preferred Stock Conversion and Lockup Agreement for Series C Convertible Preferred Stock	8-K	11/23/15	10.4	333-150332
10.18	Form of Preferred Stock Conversion and Lockup Agreement for Series D Convertible Preferred Stock	8-K	11/23/15	10.5	333-150332
10.19	Form of Preferred Stock Conversion Agreement for Series E Convertible Preferred Stock	8-K	11/23/15	10.6	333-150332
10.20	Form of Preferred Stock Conversion Agreement for Series F Convertible Preferred Stock	8-K	11/23/15	10.7	333-150332
10.21	Form of Preferred Stock Conversion Agreement for Series G Convertible Preferred Stock	8-K	11/23/15	10.8	333-150332
10.22*	Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	4/29/16	10.2	333-150332
10.22(a)*	(a) Amendment No. 1 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Jay H. Nussbaum	8-K	9/30/16	10.2	333-150332
10.22(b)*	(b) Amendment No. 2 to Employment Agreement, dated August 3, 2017, by and between Drone Aviation Holding Corp. and Jay H. Nussbaum					X
10.23*	Form of Drone Aviation Holding Corp. Restricted Stock Agreement (Non-Assignable) (Effective April 27, 2016)	10-Q	7/29/16	10.7	333-150332

10.24*	Form of Drone Aviation Holding Corp. Restricted Stock Agreement (Non-Assignable)	8-K	9/30/16	10.7	333-150332
10.25	Form of Subscription Agreement for Convertible Promissory Notes Series 2016 due October 1, 2017	8-K	9/30/16	10.1	333-150332
10.26*	Offer Letter between Drone Aviation Holding Corp. and David V. Aguilar, accepted January 9, 2017	8-K	1/12/17	10.1	333-150332
10.27*	Director Agreement, dated January 9, 2017, between Drone Aviation Holding Corp. and David V. Aguilar	8-K	1/12/17	10.2	333-150332
10.28*	Form of Drone Aviation Holding Corp. Nonqualified Stock Option Agreement	8-K	1/12/17	10.3	333-150332
10.29	Form of Promissory Note and Security Agreement issued by Drone Aviation Holding Corp. to City National Bank of Florida dated August 2, 2017					X
10.30	Form of Guarantee issued by Jay Nussbaum to City National Bank of Florida dated August 2, 2017					X
10.31	Indemnification Agreement between Drone Aviation Holding Corp. and Jay H. Nussbaum					X
10.32*	Form of Drone Aviation Holding Corp. Amendment to Restricted Stock Agreement dated August 3, 2017					X
10.33*	Form of Amendment No. 2 to Independent Contractor Agreement dated August 3, 2017					X
10.34*	Warrant issued by Drone Aviation Holding Corp. to Dr. Phillip Frost dated August 3, 2017					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
101 INS	XBRL Instance Document	–	–	–	–	X
101 SCH	XBRL Taxonomy Extension Schema Document	–	–	–	–	X
101 CAL	XBRL Taxonomy Calculation Linkbase Document	–	–	–	–	X
101 LAB	XBRL Taxonomy Labels Linkbase Document	–	–	–	–	X
101 PRE	XBRL Taxonomy Presentation Linkbase Document	–	–	–	–	X
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document	–	–	–	–	X

* Indicates management contract or compensatory plan or arrangement.

13