Form 10-Q
period 2017-09-30
DRONE AVIATION HOLDING CORP.
filed 2017-11-13
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

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

As of November 13, 2017, there were 9,182,470 shares of registrant’s common stock outstanding.

DRONE AVIATION HOLDING CORP.

1

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	9/30/2017	12/31/2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,764,389	$2,015,214
Accounts receivable - trade	100,749	394,000
Inventory, net	735,161	459,885
Prepaid expenses and deposits	71,274	120,614

Total current assets	2,671,573	2,989,713

PROPERTY AND EQUIPMENT, at cost:	180,302	179,627
Less - accumulated depreciation	(87,134)	(60,784)

Net property and equipment	93,168	118,843

OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets, net	1,070,667	1,289,667

Total other assets	1,170,466	1,389,466

TOTAL ASSETS	$3,935,207	$4,498,022

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$149,922	$293,922
Accounts payable due to related party	188,217	46,849
Bank Line of Credit	1,000,000	-
Related party convertible note payable, net of discount of $0 and $2,092,156, respectively	1,000,000	907,844
Derivative liability	-	1,832,013

Total current liabilities	2,338,139	3,080,628

LONG TERM LIABILITIES:
Related party convertible notes payable	3,000,000	-

TOTAL LIABILITIES	$5,338,139	$3,080,628

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares; 0 and 100,100 shares issued and outstanding, at September 30, 2017 and December 31, 2016, respectively	$-	$10
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares; 0 shares issued and outstanding, at September 30, 2017 and December 31, 2016, respectively
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares; 0 shares issued and outstanding, at September 30, 2017 and December 31, 2016, respectively
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares; 0 shares issued and outstanding, at September 30, 2017 and December 31, 2016, respectively
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares; 0 shares issued and outstanding, at September 30, 2017 and December 31, 2016, respectively
Convertible Preferred stock, Series E, $.0001 par value; authorized 5,400,000 shares; 0 shares issued and outstanding, at September 30, 2017 and December 31, 2016, respectively
Convertible Preferred stock, Series F, $.0001 par value; authorized 3,300,999 shares; 0 shares issued and outstanding, at September 30, 2017 and December 31, 2016, respectively
Convertible Preferred stock, Series G, $.0001 par value; authorized 8,000,000 shares; 0 shares issued and outstanding, at September 30, 2017 and December 31, 2016, respectively
Common stock, $.0001 par value; authorized 300,000,000 shares; 9,182,470 and 8,682,220 shares issued and outstanding, at September 30, 2017 and December 31, 2016	918	868
Additional paid-in capital	25,918,859	21,089,301
Retained Deficit	(27,322,709)	(19,672,785)

Total stockholders’ equity (deficit)	(1,402,932)	1,417,394

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,935,207	$4,498,022

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenues	$93,105	$146,208	$474,634	$1,073,672

Cost of goods sold	33,594	64,651	283,590	374,112

Gross profit	59,511	81,557	191,044	699,560

General and administrative expense	4,544,499	3,887,052	7,432,226	7,896,130

Loss from operations	(4,484,988)	(3,805,495)	(7,241,182)	(7,196,570)

Other income (expense)
Derivative Gain	779,787	24	1,831,635	24
Interest expense	(376,636)	(2,869)	(1,558,389)	(3,149)
Gain on settlement of make whole provision	-	-	-	11,000
Loss on debt extinguishment	(681,988)	-	(681,988)	-
Debt Forgiveness	-	75,000	-	75,000

Total other income (expense)	(278,837)	72,155	(408,742)	82,875

NET LOSS	(4,763,825)	(3,733,340)	(7,649,924)	(7,113,695)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(4,763,825)	(3,733,340)	(7,649,924)	(7,113,695)

Weighted average number of common shares outstanding - basic and diluted	9,087,361	6,977,777	8,880,168	6,285,681

Basic and diluted net loss per share	$(0.52)	$(0.54)	$(0.86)	$(1.13)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	9/30/2017	9/30/2016
OPERATING ACTIVITIES:
Net loss	$(7,649,924)	$(7,113,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense of debt discount	1,409,790	2,822
Gain on derivative liability	(1,831,635)	(24)
Depreciation expense	26,350	25,132
Amortization expense of intangible assets	219,000	97,333
Gain on settlement of make whole provision	-	(11,000)
Loss on debt extinguishment	681,988	-
Gain on settlement of debt	-	(75,000)
Stock based compensation	4,829,598	4,866,324
Recovery of inventory allowance	-	(15,383)
Changes in current assets and liabilities:
Accounts receivable	293,251	81,078
Inventory	(275,276)	(220,186)
Prepaid expenses and other current assets	49,340	(35,660)
Accounts payable and accrued expense	(144,000)	420,990
Due from related party	141,368	(7,896)
Deferred revenue	-	(6,000)

Net cash used in operating activities	(2,250,150)	(1,991,165)

INVESTING ACTIVITIES:
Cash paid on furniture and equipment	(675)	(14,099)

Net cash used in investing activities	(675)	(14,099)

FINANCING ACTIVITIES:
Proceeds from related party convertible note payable	1,000,000	-
Proceeds from bank line of credit	1,000,000	-
Cash repayment on OTCC loan	-	(35,000)
Proceeds from convertible Note Payable Series 2016	-	3,000,000

Net cash provided by financing activities	2,000,000	2,965,000

NET INCREASE (DECREASE) IN CASH	(250,825)	959,736

CASH, beginning of period	2,015,214	2,659,734

CASH, end of period	$1,764,389	$3,619,470

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the nine months ended September 30:
Interest	$5,875	$3,149

Noncash investing and financing activities for the nine months ended September 30:
Common Stock issued for Adaptive Flight asset purchase make whole provision	$-	$150,500
Conversion of Series A preferred stock to common stock	$25	$-
Conversion of Series C preferred stock to common stock	$-	$18
Conversion of Series D preferred stock to common stock	$-	$5
Conversion of Series F preferred stock to common stock	$-	$5
Conversion of Series G preferred stock to common stock	$-	$5
Derivative liability on reset provision of Convertible Notes Payable Series 2016	$-	$2,394,974
Stock Issued for November 2015 PIPE Investors as consent shares	$-	$50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended September 30, 2017

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

Uses and Sources of Liquidity

At September 30, 2017, the Company had cash of $1,764,389, working capital of $333,434, and an accumulated deficit of $27,322,709. Furthermore, the Company has a history of negative cash flow from operations, primarily due to heavy investment in research and development and costs associated with maintaining a public entity. In October 2016, the company issued $3,000,000 in Convertible Notes Payable with a maturity date of October 2017. As further discussed in Note 6 – Related Party Convertible Notes Payable and Derivative Liability, the Company does not currently have the liquid resources to repay the notes. On August 3, 2017, the maturity date of the notes were extended to April 1, 2019 and reclassified as long-term liability as of the balance sheet date. On August 2, 2017, the Company closed on a bank line of credit in the principal amount of $2,000,000 that was guaranteed by the Company’s Chairman and CEO and a private line of credit with a related party investor who is a significant shareholder in the amount of $2,000,000. The Company expects this financial backing has strengthened the balance sheet to support the level of sales necessary to maintain positive working capital and sufficient liquidity for operations.

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

As of September 30, 2017 and December 31, 2016, there was $188,217 and $46,849 accrued interest payable, respectively, to related parties on convertible notes payable.

3.	INVENTORY

Inventories are stated at the lower of cost or market, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our supplies, and the estimated utility of our inventory. If the review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of goods sold. Allowance for slow moving items increased $6,366 due to a type of aerostat material which was custom ordered. Inventory consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Raw Materials	$110,765	$48,014
Work in Progress	287,175	254,258
Finished Goods	346,793	160,819
Less valuation allowance	(9,572)	(3,206)
Total	$735,161	$459,885

4.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software and leasehold improvements.   During the nine months ended September 30, 2017, the Company invested $675 in shop machinery and equipment. Depreciation expense was $26,350 and $25,132 for the nine months ended September 30, 2017 and 2016, respectively. Property and equipment consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Shop machinery and equipment	$87,704	$87,029
Computers and electronics	35,270	35,270
Office furniture and fixtures	37,814	37,814
Leasehold improvements	19,514	19,514
	180,302	179,627
Less - accumulated depreciation	(87,134)	(60,784)
	$93,168	$118,843

5.	INTANGIBLE ASSETS

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

The Company had a milestone of twelve months to complete a technology integration plan, the non-completion of which could result in the return of the purchased assets and termination of the Company’s obligations to release the escrow cash and shares. Additional milestones included exclusive, no-cost and perpetual licenses to all contributing intellectual property included or related to the purchased assets. As such time as all milestones were met, one-half of the escrow shares were to be released to AFI. Upon termination of the escrow agreement, anticipated to be twelve months from the closing of the asset purchase, if all milestones had been met, the remaining escrow shares would be released to AFI; but if all milestones have not been met, the escrow cash and escrow shares would be released to the Company and the purchased assets would be returned to AFI. According to the terms of the Escrow Agreement, if the escrow share value was less than $1,400,000, the Company must issue an additional number of unregistered shares, not to exceed 50,000 shares. At December 31, 2015, the value of the 150,000 shares was $3.23 per share, or $484,500. The Company recorded $161,500 as an additional liability and expense at December 31, 2015 for the cost of 50,000 shares at $3.23 per share. On June 3, 2016, the Integration Plan was deemed to be completed. At June 3, 2016, the value of the 150,000 shares was $3.01 per share, or $451,150. The additional liability was reduced to $150,500 for the cost of 50,000 shares at $3.01 per share. The Company recorded the $11,000 reduction in the additional liability through the statement of operations at June 3, 2016. The Company began amortizing the $1,460,000 of purchased assets over a sixty-month period on June 3, 2016 in the amount of $24,333 per month. Total amortization expense for the nine months ended September 30, 2017 was $219,000. The remaining unamortized balance of $1,070,667 is estimated be amortized in the estimated amounts of $292,000 per year for 2017 through 2020 and $121,667 in 2021.

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

On August 3, 2017 (the “Effective Date”), the Company entered into amendments (the “Convertible Note Amendments”) with the owners and holders of the following convertible promissory notes issued by the Company (the “Series 2016 Convertible Notes”):

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

The Convertible Note Amendments extend the maturity date for each of the Series 2016 Convertible Notes to April 1, 2019 (the “Maturity Date”) and revise the conversion price to mean $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. Accordingly, the notes have been reclassified as long-term debt. Consistent with the original terms of the Series 2016 Convertible Notes, interest accrues at the rate of 6% interest per annum and is payable on the Maturity Date. The accrued interest is payable at the holders’ option in cash or shares of our common stock valued at the $1.00 per share conversion price. The Convertible Note Amendments provide that an event of default in the City National Bank Loan will be treated as an event of default under the Series 2016 Convertible Notes.

The Company evaluated the modification under ASC 470-50 and determined that is qualified as an extinguishment of debt. The aggregate loss on extinguishment of debt in 2017 is $681,988, including ($378) on derivative liabilities, and $682,366 on unamortized debt discount. The embedded conversion feature of the notes pre-modification required liability classification.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of September 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of September 30, 2017	$0	$0	$0	$0
Derivative liabilities as of December 31, 2016	$0	$0	$1,832,013	$1,832,013

The following table represents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2017 and the year ended December 31, 2016:

Fair value of derivative liabilities as of December 31, 2015	$0
Fair value of derivative liability at September 30, 2016 recorded as debt discount	2,394,974
Change in fair value of derivative liabilities	(562,961)
Fair value of derivative liabilities as of December 31, 2016	$1,832,013
Change in fair value of derivative liabilities	(1,831,635)
Gain on extinguishment of debt	(378)
Fair value of derivative liabilities as of September 30, 2017	$0

7.	REVOLVING LINE OF CREDIT

On August 2, 2017, the Company issued a promissory note to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, the CNB Note. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the note, the Company or Mr. Nussbaum does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The CNB Note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may prepay the note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $600,000. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the note. The CNB Note is personally guaranteed by Mr. Nussbaum, the Company’s Chief Executive Officer pursuant to written guarantee in favor of CNB (the “CNB Guarantee”). Mr. Nussbaum and the Company are obligated to maintain an unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the note, we entered into a security agreement in favor of CNB (the “Security Agreement”) encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with an approximate balance of $90,000. As of September 30, 2017, $1,000,000 has been drawn against the line of credit. Accrued interest of $5,231 has been recognized as of September 30, 2017.

Indemnification Agreement

On August 3, 2017, the Company entered into an Indemnification Agreement with Mr. Nussbaum in order to indemnify and defend him to the fullest extent permitted by law for any claim, expense or obligation which might arise as a result of his guarantee of the CNB Note.

8.	SERIES 2017 SECURED CONVERTIBLE NOTE

On August 3, 2017, the Company issued a Secured Convertible Promissory Note Series 2017 due August 2, 2018 in the aggregate principal amount of $2,000,000 (the “Series 2017 Convertible Note”) in a private placement to Frost Nevada Investments Trust (“Frost Nevada”). Frost Nevada is a trust that is controlled by Dr. Frost, a substantial shareholder of the Company. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the loan. The Company may request advances of principal under this note equal to and at the same time as it requests advances, if any, pursuant to the CNB Note. The note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate. The Company may prepay the notes at any time without penalty. If the Company does not prepay the note in full or the holder does not convert the note before the maturity date, the Company may pay the outstanding principal amount and any accrued and unpaid interest on the maturity date with cash or with common stock or through a combination of cash and stock at Frost Nevada’s discretion. The conversion price under the note is $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Series 2017 Convertible Note is secured by a security interest in all the Company’s assets. This security interest is subordinate to the security interest of CNB discussed in Footnote #7 above. As of September 30, 2017, $1,000,000 has been drawn against the line of credit. Accrued interest of $7,231 has been recognized as of September 30, 2017.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does not have a beneficial conversion feature.

9.	SHAREHOLDERS’ EQUITY

On August 3, 2017, the Company entered into an amendment to the August 24, 2014 Independent Contractor Agreements it entered into with Dr. Philip Frost and Steven Rubin who serve as members of the Company’s Strategic Advisory Board (the “SAB Amendments”). The SAB Amendments extend the term of the agreements from May 1, 2017 until April 30, 2018 and provide for the following equity based compensation: (a) for Dr. Frost, a warrant to purchase 2,000,000 shares of the Company’s Common Stock (the “Frost Warrant”) and an award of 150,000 shares of the Company’s unregistered restricted Common Stock and (b) for Mr. Rubin, an award of 100,000 shares of the Company’s unregistered restricted Common Stock. The restricted stock vests upon the occurrence of a change of control (as defined in the SAB Amendments). The Warrant has a term of five years and exercise price of $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Company recognized $104,167 expense for the pro rata portion of shares earned by the two members during the nine months ended September 30, 2017, amortizing the expense over the 12 months of the service agreement regardless of the vesting condition.

In September 2016 , the Company issued 1,349,000 shares of restricted common stock outside of the 2015 Equity Plan to Jay Nussbaum, Felicia Hess, Daniyel Erdberg, Kendall Carpenter, Mike Silverman and Reginald Brown pursuant to Stock Award Agreements. The shares will vest upon consummation of a significant equity and/or debt financing of at least $5,000,000 provided that the holder remains engaged by the Company through the vesting date. The Company recognized $970,067 stock based compensation during the six months ended June 30, 2017 and $28,808 in stock based compensation during the nine months ended September 30, 2016. As of August 3, 2017, the Company does not believe the vesting conditions are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with the September 2016 shares.  Consequently, previously recorded stock based compensation of $1,488,596 was reversed during the nine months ended September 30, 2017.

On August 3, 2017, these awards were modified so that the restrictions set forth in the RSA lapse upon the earlier of (i) consummation of a significant equity and/or debt financing from which the Company receives gross proceeds of at least $7,000,000 or (ii) a change in control (as defined in the RSA Amendment), provided that, in either case, the holder remains engaged by the Company through the date of such event. The Company does not believe the modified vesting conditions are probably of being achieved, and as such, no stock-based compensation expense has been recorded. The Company will reassess whether achievement of the vesting conditions is probable at each reporting date. If it is probable, stock-based compensation will be recognized.

In May 2016, the Company issued 150,000 shares of common stock with monthly vesting provisions to Strategic Advisory Board members, Dr. Philip Frost and Steven Rubin, for 12 months of services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. These shares vested during May 2017. The Company recognized a total of $29,500 and $211,890 expense for the pro rata portion of shares earned by the two members during the nine months ended September 30, 2017 and 2016, respectively.

In April 2016, the Company issued an aggregate of 1,150,000 shares of common stock outside of the 2015 Equity Plan to Jay Nussbaum, Felicia Hess, Daniyel Erdberg, Kendall Carpenter, and Kevin Hess pursuant to Stock Award Agreements. Stock based compensation of $3,346,615 was recognized during the nine months ended September 30, 2016 on the awards which fully vested on September 29, 2016. That same month, the Company issued 100,000 shares of stock to a director who subsequently resigned and forfeited the shares. The Company recognized a total of $60,495 stock compensation during the nine months ended September 30, 2016.

On September 4, 2015, the Company issued 450,000 shares of restricted common stock to four management employees and one director pursuant to stock award agreements. Stock based compensation of $604,440 was recognized during the nine months ended September 30, 2016.

On June 1, 2015, the Company issued 50,000 shares of restricted common stock with monthly vesting provisions to the Chairman of the Board for twenty-four months services pursuant to a Director Agreement. The Chairman can earn a pro rata portion of the shares, calculated on a twenty-four-month vesting period, in the event the Chairman relinquishes his position and Board seat prior to the expiration date of the Director Agreement. These shares vested on June 1, 2017. The Company recognized a total of $112,500 and $202,500 expense for the portion of such shares earned by the Chairman during the nine months ended September 30, 2017 and 2016, respectively.

On April 24, 2017, the holder of Series A preferred stock converted a total of 100,100 shares of Series A for an aggregate of 250,250 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

10.	PREFERRED STOCK

All the preferred stock of the Company is convertible into common shares. The Series A stock conversion ratio is 1 to 2.5 common shares. All preferred stock has voting rights equal to the number of shares it would have on an ‘as if converted’ basis subject to any ownership limitations governing such preferred shares. All preferred stock is entitled to dividends rights equal to the number of shares it would have on an ‘as if converted’ basis. None of the preferred stock is redeemable, participating nor callable.

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

11.	EMPLOYEE STOCK OPTIONS

On August 3, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 5,210,000 options to purchase the Company’s common stock to officers, directors and employees for services provided. Jay Nussbaum was issued 2,000,000 options, Felicia Hess was issued 1,200,000 options, Dan Erdberg was issued 1,140,000 options, Kendall Carpenter was issued 275,000 options, Directors David Aguilar, Mike Haas and General Wayne Jackson were issued 100,000   , 10,000 and 10,000 options, respectively. The remaining 475,000 options were issued to employees and consultants. These stock options immediately vested, are exercisable at an exercise price of $1.00 per share and expire on August 3, 2021. During the nine months ended September 30, 2017, $3,489,058 compensation expense was recognized on these 5,210,000 options.

One June 1, 2015, the Company issued an option award to an employee for 37,500 shares vesting over three years with an exercise price of $10.80 and expiration date of May 4, 2019. During the nine months ended September 30, 2017 and 2016, $46,353 and $101,141 compensation expense was recognized on these 37,500 options, respectively.

On January 9, 2017, the Company issued an option to purchase 100,000 shares of common stock with an exercise price of $2.90 per share to a director. The option vests 50,000 after one year from grant date and another 50,000 two years from grant date with an expiration date of four years from grant date provided that the Director is still providing service to the Company. During the nine months ended September 30, 2017, $96,794 compensation expense was recognized on these 100,000 options.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 5,310,000 options granted during the nine months ended September 30, 2017.

The following table summarizes the assumptions used to estimate the fair value of the 5,310,000 stock options granted during the nine months ended September 30, 2017 on the date of grant.

2017

Expected dividend yield	0%
Expected volatility	95-100%
Risk-free interest rate	1.50-1.52%
Expected life of options	2.50-4.00 years

Under the Black-Scholes option pricing model, the fair value of the 5,310,000 options granted during the nine months ended September 30, 2017 is estimated at $3,663,231 on the date of grant. During the nine months ended September 30, 2017, $3,585,852 compensation expense was recognized on these 5,310,000 options.

During 2016, the Company granted 65,000 common stock options to employees for service provided. Of these, 50,000 options were granted to two employees and were immediately vested with an exercise price of $2.91 and the expiration date is April 27, 2019. One of these employees terminated and did not exercise her 10,000 options resulting in the expiration of the option. Another 5,000 options were immediately vested and were granted with an exercise price of $3.77 and the expiration date is July 29, 2019. Another employee received 10,000 options with two-year vesting and an exercise price of $3.00 and an expiration date of December 6, 2019. The employee who received 5,000 options in July 2016 was terminated and did not exercise his options resulting in the expiration of a total of 5,000 options. The Company recognized $107,941 in compensation for the first nine months ended September 30, 2016 on these options.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 10,000 stock-based awards that continue to vest during the nine months ended September 30, 2017.

The following table summarizes the assumptions used to estimate the fair value of the 10,000 outstanding stock options granted during 2016 on the date of grant:

2016

Expected dividend yield	0%
Expected volatility	102%
Risk-free interest rate	1.24-1.38%
Expected life of options	2.00-2.50 years

Under the Black-Scholes option price model, fair value of the options granted during 2016 is estimated at $16,889 on the date of grant. During the nine months ended September 30, 2017, $9,353 compensation expense was recognized on these 10,000 options.

The following table represents stock option activity as of and for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2016	442,500	$5.81	$1.72
Exercisable – December 31, 2016	407,500	$5.57	$1.65	$0
Granted	5,310,000	$1.04
Cancelled or Expired	(7,500)	$4.18
Outstanding – September 30, 2017	5,745,000	$1.40	3.57	$0
Exercisable – September 30, 2017	5,622,500	$1.35	3.63	$0

12.	WARRANTS

On August 3, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 30,000 warrants to purchase the Company’s common stock to consultants for services provided. These warrants are immediately vested, are exercisable at an exercise price of $1.00 per share and expire on August 3, 2021. The Company recognized $18,617 in compensation cost during the nine months ended September 30, 2017.

On August 3, 2017, the Company issued a warrant to purchase 2,000,000 shares of the Company’s common stock to Dr. Philip Frost for services to be provided under the terms of his service to the Strategic Advisory Board through April 2018. These warrants immediately vested, are exercisable at an exercise price of $1.00 per shares and expire on August 3, 2022. The Company recognized $1,445,252 in compensation cost during the nine months ended September 30, 2017.

The following table summarizes the assumptions used to estimate the fair value of the 2,030,000 warrants granted during 2017 as of re-measurement dates:

2017

Expected dividend yield	0%
Expected volatility	190-212%
Risk-free interest rate	1.52%
Expected life of warrants	4-5 years

For the year 2016, 60,000 common stock purchase warrants were granted to four consultants for services provided. Each warrant was granted with the exercise price of $2.91, which immediately vested, and the expiration date is April 27, 2019. The Company recognized $114,779 in compensation cost during the nine months ended September 30, 2016.

During 2016, 10,472 warrants expired that were issued in 2011 with exercise prices ranging between $141.00 and $404.50 on a post-reverse split basis.

The Company used the Black-Scholes warrant pricing model to estimate the fair value on the re-measurement dates of the 12,500 warrants that vested on June 10, 2017.

The following table summarizes the assumptions used to estimate the fair value of the 12,500 warrants granted during 2015 as of re-measurement dates:

2017

Expected dividend yield	0%
Expected volatility	107%
Risk-free interest rate	1.53%
Expected life of warrants	1 year

Under the Black-Scholes warrant pricing model, fair value of the 12,500 warrants granted during 2015 is estimated at $0 as of re-measurement dates. During the nine months ended September 30, 2017, $(3,467) compensation expense was recognized on these 12,500 warrants.

The following table represents warrant activity as of and for the period ended September 30, 2017:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2016	183,737	$7.35	2.70
Exercisable – December 31, 2016	171,237	$7.15	2.79	$0
Granted	2,030,000	$1.00
Forfeited or Expired	0	$0
Outstanding – September 30, 2017	2,213,737	$1.53	4.59	$0
Exercisable – September 30, 2017	2,213,737	$1.53	4.59	$0

13.	COMMITMENTS AND CONTINGENCIES

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products Corporation d/b/a Southern Balloon Works (“Aerial Products”), Kevin M. Hess, LTAS, and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. LTAS and the Company filed an Answer on June 30, 2016 and Responses to Interrogatories on December 16, 2016. The lawsuit is active and discovery is ongoing. It is our position that neither LTAS nor the Company are continuations of Aerial Products, and LTAS and the Company have denied all allegations made by Banco and will vigorously defend that position. The Company has evaluated the probability of loss as possible but the range of loss is unable to be estimated.

Other than the Banco matter, there are no material claims, actions, suits, proceedings inquiries, labor disputes or investigations pending.

14.	SUBSEQUENT EVENTS

Amendment to Related Party Convertible Promissory Notes

On November 9, 2017, the Company entered into amendments (the “November 2017 Convertible Note Amendments”) with the owners and holders of the Series 2016 Convertible Notes to permit the payment of, at the holders’ election, accrued and unpaid interest either in monthly or quarterly payments at any time after the Effective Date. Accrued interest may be paid with: (i) cash; (ii) the issuance and delivery to the holder of shares of common stock of the Company at the conversion price provided for in the Series 2016 Convertible Note; or (iii) any combination of cash and shares of Common Stock, as determined by the holder in its sole discretion.

Related Party Consulting Agreement

On November 10, 2017, the Company and Global Security Innovative Strategies, LLC (“GSIS”), a related party, entered in an agreement whereby GSIS will provide business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for the Company’s role and activities as part of the Security Center of Excellence in Orlando, Florida. The agreement is for a period of six months beginning on November 1, 2017. The Company agreed to pay GSIS a fee of $10,000 per month and will evaluate the fee after 90 days. The Company agreed to pay the expenses of GSIS incurred in connection with the performance of its duties under the agreement. Either party may terminate or renew the agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party. David Aguilar, a member of the Company’s board of directors, is a principal at GSIS.

Options and Warrants issued

On November 9, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 2,000,000 options and 70,000 warrants to purchase the Company’s common stock to officers, directors, employees and consultants for services provided. Jay Nussbaum was issued 900,000 options, Felicia Hess was issued 300,000 options, Dan Erdberg was issued 200,000 options, Kendall Carpenter was issued 170,000 options, Directors David Aguilar, Mike Haas and General Wayne Jackson were issued 10,000, 10,000 and 10,000 options, respectively. Reginald Brown, Jr. was issued 400,000 options. The remaining 70,000 warrants were issued to three consultants. These stock options and warrants immediately vested, are exercisable at an exercise price of $1.35 per share and expire on November 9, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” “believe,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the advanced aerostats and tethered drone industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 17, 2017.

The following MD&A is intended to help readers understand the results of our operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our Unaudited Consolidated Financial Statements and the accompanying Notes to Unaudited Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Drone Aviation Holding Corp. and, depending on the context, its subsidiaries.

Business Overview

We design, develop, market and sell lighter-than-air (“LTA”) tactical aerostats, tethered drones, and land-based intelligence, surveillance and reconnaissance (“ISR”) solutions. We focus on the development of a tethered aerostat known as the Winch Aerostat Small Platform (“WASP”), as well as tethered drone products, including the WATT and BOLT electric tethered drones launched on March 2, 2015 and July 13, 2016, respectively. The WATT and BOLT products are designed for commercial and military applications and provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether. We also developed FUSE, a cost-effective tether system for DJI Inspire and Matrice 200 drones. The FUSE winch system enables flights up to 200 feet and offers continuous power distribution monitoring and virtually unlimited flight time.

While sales in the past quarter decreased compared to the same period in 2016, this decrease was primarily a result of a longer sales cycle stemming in part from the recent change in administration and congressional budgeting delays. We expect increased sales in future periods based on a product pipeline that is developing following our increased marketing efforts and our announcement of the following:

●	On October 17, 2017, we announced an order for the upgraded, multi-mission capable tactical WASP from an existing U.S. Department of Defense customer, valued in excess of $800,000 and expected to be delivered during the fourth quarter of 2017.

●	On August 28, 2017, we announced the launch of our FUSE Tether System for DJI Commercial Drones through a commercial sales program with Drone Nerds, Inc.

●	On May 9, 2017, we announced the new heavy lift WATT 300 Multirotor Tethered Drone and recently upgraded WASP Military Aerostat platforms at SOFIC 2017.

●	On May 25, 2017, we announced our new product called FUSE which is an automated smart winch tethering system designed to meet the unique specifications for DJI Inspire drones, the world’s most popular commercial drone.

Our marketing efforts include submission of bids on a several government procurement projects that we expect will be awarded in the fourth quarter of 2017 and 2018. We also showcased our products and technologies at numerous conferences and live demonstrations, including the 2017 Special Operations Forces Industry Conference, Warrior Expo East, State of Florida HURREX exercise, CyberQuest 2017, and presentations to a variety of federal and state government agencies. In anticipation of increased sales resulting from our developing product pipeline, we completed financing transactions that provide us with up to $4,000,000 in cash and extended the maturity date on $3,000,000 of convertible debt until April 2019 providing us with significant increased liquidity and a strengthened balance sheet. While there is no assurance that the opportunities included in our developing pipeline will result in orders for our products, we have positioned ourselves to be able to deliver the goods and services we have bid on.

In addition to our plans to organically grow our lighter than air systems through increased marketing and sales, we intend to continue to consider potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business.

Results of Operations

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Revenues: Revenues of $93,105 for the quarter ended September 30, 2017 decreased $53,103 or 36% from $146,208 for the same period in 2016. Sources of revenue were derived primarily from aerostat products and accessories. The decrease in sales volume was primarily a result of a longer sales cycle stemming in part from the recent change in presidential administration and congressional budgeting delays. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in the Business Overview section above.

Cost of Goods Sold and Gross Profit: Cost of goods sold of $33,594 for the quarter ended September 30, 2017 decreased $31,057 or 48% from $64,651 for the same period in 2016. Costs included materials, parts and labor associated with the sale of aerostat products and accessories. The $59,511 gross profit for the quarter ended September 30, 2017 was a decrease of $22,046 or 27% from the $81,557 in gross profit for the same quarter of 2016.  Gross profit margins were 64% and 56% for the quarters ended September 30, 2017 and 2016, respectively.

General and Administrative Expense: General and administrative expense primarily consists of payroll and related costs, sales and marketing costs, research and development costs, business overhead and costs related to maintaining a public entity.  General and administrative expenses increased $657,447 or 17% to $4,544,499 in the quarter ended September 30, 2017 from $3,887,052 for the same period in 2016. Contributing to the increase was non-cash stock based compensation of $3,591,430 which increased $974,945 from $2,616,485 in the same period of 2016 and an increase of $54,343 in marketing expense to $97,215 from $42,872 for the same period in 2016, offset by research and develop costs of $97,979, a decrease of $306,925 from the same period in 2016 and legal expenses of $16,015 which decreased $84,013 from $100,028 for the same period in 2016.

Loss from Operations: Loss from operations for the quarter ended September 30, 2017 increased $679,493 or 18% to $4,484,988 from loss from operations of $3,805,495 for the same period in 2016. The decrease was primarily due to a decrease in gross profit of $22,046 and by the increase of general and administrative expense of $657,447 as discussed above.

Other Expense: Total other expense of $278,837 for the quarter ended September 30, 2017 was $350,992 greater than the total other income of $72,155 in the same period in 2016.  This increase was primarily due to $376,636 interest expense associated with convertible notes payable, bank and related party lines of credit and amortization of debt discount, $681,988 loss recorded on debt extinguishment from the modification of terms of the 2016 related party convertible note payable partially offset by $779,787 non-cash income due to a derivative gain on convertible debt. In the same period of 2016, the other income mainly included $75,000 debt forgiveness.

Net Loss: Net loss increased $1,030,485 or 28% to $4,763,825 for the quarter ended September 30, 2017 from net loss of $3,733,340 for the same period in 2016.  The decrease in net loss was due to factors discussed above.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Revenues:  Revenues of $474,634 for the nine months ended September 30, 2017 decreased $599,038 or 56% from $1,073,672 for the same period in 2016. Sources of revenue were derived primarily from aerostat products, refurbishments and accessories ordered in 2016 and delivered in 2017. The reason for the decrease is that revenues in the nine months of 2017 were primarily related to refurbishments and enhancements of aerostat systems and the revenues in the nine months of 2016 were primarily from the sale of an aerostat system. Also contributing to the decrease in sales volume was a longer sales cycle stemming in part from the recent change in presidential administration and congressional budgeting delays. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in the Business Overview section above.

Cost of Goods Sold and Gross Profit:  Cost of goods sold of $283,590 for the nine months ended September 30, 2017 decreased $90,522 or 24% from $374,112 for the same period in 2016. Costs in both periods included materials, parts and labor associated with the sale of aerostat products, refurbishments and accessories. The aerostat system delivered in the first quarter of 2016 had a 73% gross profit margin which was greater than the gross profit realized in the first quarter of 2017 on aerostat system refurbishments due to the increased time and material costs to disassemble and reassemble refurbished systems. The $191,044 gross profit for the nine months ended September 30, 2017 was a decrease of $508,516 or 73% from the $699,560 in gross profit for the same period of 2016.  Gross profit margins were 40% and 65% for the nine months ended June 30, 2017 and 2016, respectively.

General and Administrative Expense:  General and administrative expense primarily consists of payroll and related costs, sales and marketing costs, research and development costs, business overhead and costs related to maintaining a public entity.  General and administrative expenses decreased $463,904 or 6% to $7,432,226 in the nine months ended September 30, 2017 from $7,896,130 for the same period in 2016. Contributing to the decrease was non-cash stock-based compensation of $4,829,598 for the nine months ended September 30, 2017, a decrease of $36,726 from $4,866,324 in the same period in 2016. Research and development costs decreased $687,696 due to drone products becoming ready for market, partially offset by an amortization expense increase of $121,667 related to assets acquired from AFI in 2015 and fully integrated in 2016, and an increase in marketing expenses of $70,552 and an increase in travel of $61,826.

Loss from Operations:  Loss from operations for the nine months ended September 30, 2017 increased $44,612 or 1% to $7,241,182 from loss from operations of $7,196,570 for the same period in 2016. The decrease was primarily due to a decrease in gross profit of $508,516 partially offset by an increase of general and administrative expense of $463,904 as discussed above.

Other Expense:  Total other expense of $408,742 for the nine months ended September 30, 2017 was $491,617 greater than the total other income of $82,875 in 2016.  This increase was primarily due to $1,555,240 interest expense associated with convertible notes payable, bank and related party lines of credit and amortization of debt discount, $681,988 loss recorded on debt extinguishment from the modification of terms of the 2016 related party convertible note payable partially offset by $1,831,635 non-cash income due to a derivative gain on convertible debt. In the same period of 2016, the other income mainly included $75,000 recorded for gain on debt forgiveness and $11,000 recorded for gain on settlement of make whole provision.

Net Loss: Net loss increased $536,229 or 8% to $7,649,924 for the nine months ended September 30, 2017 from net loss of $7,113,695 for the same period in 2016.  The decrease in net loss was due to factors discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2017, the Company had $1,764,389 in cash compared to $2,015,214 in cash at December 31, 2016, a decrease of $250,825. As of September 30, 2017, the Company had accounts receivable of $100,749 compared to $394,000 at December 31, 2016, a decrease of $293,251 resulting from increased collections in the first nine months of 2017.

The Company had total current assets of $2,671,573 and total current liabilities of $2,338,139, or working capital of $333,434 at September 30, 2017 compared to total current assets of $2,989,713 and total current liabilities of $3,080,628, or working capital deficit of $90,915 at December 31, 2016.

We have historically financed our operations through operating revenues and sales of equity and convertible debt securities. Although as of September 30, 2017 we have cash of $1,764,389, we have a working capital of $333,434 and incurred a net loss from operations of $6,926,527. Furthermore, the Company has a history of negative cash flow from operations, primarily due to historically heavy investment in research and development and costs associated with maintaining a public entity. While we expect a substantial reduction in research and development costs, we believe our existing working capital and access to capital are sufficient to continue our operations for the next 12 months.

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

Revolving Line of Credit from City National Bank of Florida. On August 2, 2017, the Company issued a promissory note to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, the CNB Note. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the note, the Company or Mr. Nussbaum does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The CNB Note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may prepay the note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $600,000. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the note. The CNB Note is personally guaranteed by Mr. Nussbaum, the Company’s Chief Executive Officer pursuant to written guarantee in favor of CNB (the “CNB Guarantee”). Mr. Nussbaum and the Company are obligated to maintain an unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the note, we entered into a security agreement in favor of CNB (the “Security Agreement”) encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with an approximate balance of $90,000. As of September 30, 2017, we have drawn a total of $1,000,000 under the CNB Note leaving availability of $1,000,000 under such note.

Series 2017 Secured Convertible Note. On August 2, 2017, the Company issued a Secured Convertible Promissory Note Series 2017 due August 2, 2018 in the aggregate principal amount of $2,000,000 (the “Series 2017 Convertible Note”) in a private placement to Frost Nevada Investments Trust (“Frost Nevada”). Frost Nevada is a trust that is controlled by Dr. Frost, a substantial shareholder of the Company. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the loan. The Company may request advances of principal under this note equal to and at the same time as it requests advances, if any, pursuant to the CNB Note. The note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate. The Company may prepay the notes at any time without penalty. If the Company does not prepay the note in full or the holder does not convert the note before the maturity date, the Company may pay the outstanding principal amount and any accrued and unpaid interest on the maturity date with cash or with common stock or through a combination of cash and stock at Frost Nevada’s discretion. The conversion price under the note is $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Series 2017 Convertible Note is secured by a security interest in all of the Company’s assets. This security interest is subordinate to the security interest of CNB discussed above.

As of September 30, 2017, we have drawn a total of $1,000,000 under the Series 2017 Secured Convertible Note leaving availability of $1,000,000 under such note.

Amendments to Related Party Convertible Promissory Notes. On August 3, 2017, the Company entered into amendments (the “Convertible Note Amendments”) with the owners and holders of the following convertible promissory notes issued by the Company (the “Convertible Notes”):

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

On November 9, 2017, the Company entered into amendments (the “November 2017 Convertible Note Amendments”) with the owners and holders of the Series 2016 Convertible Notes to permit the payment of, at the holders’ election, accrued and unpaid interest either in monthly or quarterly payments at any time after the Effective Date. Accrued interest may be paid with: (i) cash; (ii) the issuance and delivery to the holder of shares of common stock of the Company at the conversion price provided for in the Series 2016 Convertible Note; or (iii) any combination of cash and shares of Common Stock, as determined by the holder in its sole discretion.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2017	2016
Cash flows (used in) operating activities	$(2,250,150)	$(1,991,165)
Cash flows (used in) investing activities	(675)	(14,099)
Cash flows provided by financing activities	2,000,000	2,965,000
Net (decrease) increase in cash and cash equivalents	$(250,825)	$959,736

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2017 was $2,250,150, which was an increase of $258,985, or 13%, from $1,991,165 net cash used in operating activities for the nine months ended September 30, 2016. The net loss of ($7,649,924) for the first nine months of 2017 was $536,229 greater than the same period of 2016, which was ($7,113,695). In addition to the decreased net loss, the Company recognized $36,726 less non-cash stock based compensation in the first nine months of 2017 than the previous year, offset by a $167,643 decrease in working capital for the nine months ended September 30, 2017 compared to the same period in 2016. The Company recognized a non-cash gain on derivative liability of $1,831,635, an increase of $1,831,659 over the same period in 2016, which was $(24). Amortization expense of $219,000 on intangible assets during the nine months ended September 30, 2017 was $121,667, or 125%, greater than the same period in 2016, which was $97,333.

Investing Activities:

Net cash used in investing activities was $675 and $14,099 during the nine months ended September 30, 2017 and 2016, respectively, which in each case was related to purchase of shop machines and equipment, computers and electronics and furniture and equipment.

Financing Activities:

Financing activities during the first nine months of 2017 included $1,000,000 proceeds from a bank line of credit and $1,000,000 proceeds from a related party convertible note payable. Financing activities for the first nine months of 2016 included $3,000,000 in proceeds from the issuance of convertible notes payable offset by $35,000 paid to satisfy the delinquent Oklahoma Technology Commercialization Center loan.

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

Accounts Receivable and Credit Policies:

Accounts receivable-trade consists of amounts due from the sale of tethered aerostats, accessories, spare parts, and customization and refurbishment of aerostats. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At September 30, 2017 and December 31, 2016, none of the Company’s accounts receivable-trade was deemed uncollectible.

Revenue Recognition and Unearned Revenue:

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. We record unearned revenue as a liability and the associated costs of sales as work in process inventory. There is a balance of $34,549 in accounts receivable at September 30, 2017 for employee commission advances and no balance in unearned revenue.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2017 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2017:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Banco Popular North America. v Aerial Products Corporation d/b/a Southern Balloon Works, et al. (Fourth Judicial Circuit Court, Duval County Florida-Civil Division) Case No. 16:2016:CA-003343

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products Corporation d/b/a Southern Balloon Works (“Aerial Products”), Kevin M. Hess, LTAS, and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. LTAS and the Company filed an Answer on June 30, 2016 and Responses to Interrogatories on December 16, 2016 and we are now in the discovery phase of litigation. The lawsuit is active and discovery is ongoing. It is our position that neither LTAS nor the Company are continuations of Aerial Products, and LTAS and the Company has denied all allegations made by Banco and is vigorously defending itself. The Company has evaluated the probability of loss as possible but the range of loss is unable to be estimated.

Other than the Banco matter, there are no material claims, actions, suits, proceedings inquiries, labor disputes or investigations pending.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock

On August 3, 2017, the Company awarded 250,000 shares of the Company’s unregistered restricted Common Stock to two members of the Strategic Advisory Board for services.

Issuance of Secured Convertible Promissory Note

On August 2, the Company issued a Secured Convertible Promissory Note Series 2017 due August 2, 2018 in the aggregate principal amount of $2,000,000 (the “Series 2017 Convertible Note”) in a private placement to Frost Nevada Investments Trust (“Frost Nevada”).

The Series 2017 Convertible Note was issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Issuance of Stock Options and Warrants

On August 3,2017, the Company issued outside its 2015 Equity Plan, 5,210,000 options to purchase the Company’s common stock to officers, directors and employees for services provided. Jay Nussbaum was issued 2,000,000 options, Felicia Hess was issued 1,200,000 options, Dan Erdberg was issued 1,140,000 options, Kendall Carpenter was issued 275,000 options, Directors David Aguilar, Mike Haas and General Wayne Jackson were issued 100,000, 10,000 and 10,000 options, respectively. The remaining 475,000 options were issued to employees and consultants. These stock options immediately vested, are exercisable at an exercise price of $1.00 per share and expire on August 3, 2021.

On August 3, 2017, the Company issued outside its 2015 Equity Plan, 30,000 warrants to purchase the Company’s common stock to consultants for services provided. These warrants immediately vested, are exercisable at an exercise price of $1.00 per share and expire on August 3, 2021.

On August 3, 2017, the Company issued a warrant to purchase 2,000,000 shares of the Company’s common stock to Dr. Philip Frost for services to be provided under the terms of his service to the Strategic Advisory Board through April 2018. These warrants immediately vested, are exercisable at an exercise price of $1.00 per shares and expire on August 3, 2022.

The Stock Options and Warrants were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 9, 2017, the Company entered into amendments (the “November 2017 Convertible Note Amendments”) with the owners and holders of the Series 2016 Convertible Notes to permit the payment of, at the holders’ election, accrued and unpaid interest either in monthly or quarterly payments at any time after the Effective Date. Accrued interest may be paid with: (i) cash; (ii) the issuance and delivery to the holder of shares of common stock of the Company at the conversion price provided for in the Series 2016 Convertible Note; or (iii) any combination of cash and shares of Common Stock, as determined by the holder in its sole discretion.

On November 10, 2017, the Company and Global Security Innovative Strategies, LLC (“GSIS”), a related party, entered in an agreement whereby GSIS will provide business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for the Company’s role and activities as part of the Security Center of Excellence in Orlando, Florida. The agreement is for a period of six months beginning on November 1, 2017. The Company agreed to pay GSIS a fee of $10,000 per month and will evaluate the fee after 90 days. The Company agreed to pay the expenses of GSIS incurred in connection with the performance of its duties under the agreement. Either party may terminate or renew the agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party. David Aguilar, a member of the Company’s board of directors, is a principal at GSIS.

On November 9, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 2,000,000 options and 70,000 warrants to purchase the Company’s common stock to officers, directors, employees and consultants for services provided. Jay Nussbaum was issued 900,000 options, Felicia Hess was issued 300,000 options, Dan Erdberg was issued 200,000 options, Kendall Carpenter was issued 170,000 options, Directors David Aguilar, Mike Haas and General Wayne Jackson were issued 10,000, 10,000 and 10,000 options, respectively. Reginald Brown, Jr. was issued 400,000 options. The remaining 70,000 warrants were issued to three consultants. These stock options and warrants immediately vested, are exercisable at an exercise price of $1.35 per share and expire on November 9, 2021.

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

DRONE AVIATION HOLDING CORP.

Date: November 13, 2017	By:	/s/ JAY H. NUSSBAUM
Jay H. Nussbaum
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2017	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated April 30, 2014, between Drone Aviation Holding Corp. and MacroSolve, Inc.	8-K	5/5/14	2.1	333-150332
2.2	Plan of Merger, effective March 26, 2015, between Drone Aviation Holding Corp. and Drone Aviation Corp.	10-K	3/31/15	10.14	333-150332
2.3	Asset Purchase Agreement, dated July 20, 2015, between Drone AFS Corp. Drone Aviation Holding Corp., Adaptive Flight, Inc., and the shareholders of Adaptive Flight, Inc.	8-K	7/21/15	10.1	333-150332
3.1	Articles of Incorporation of Drone Aviation Holding Corp., dated April 17, 2014	8-K	5/5/14	3.1	333-150332
3.2	Certificate of Amendment to Articles of Incorporation of Drone Aviation Holding Corp., dated October 29, 2015	8-K	10/30/15	3.1	333-150332
3.3	Bylaws of Drone Aviation Holding Corp.	8-K	5/5/14	3.6	333-150332
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	5/5/14	3.2	333-105332
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	5/5/14	3.3	333-105332
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock	8-K	5/5/14	3.4	333-105332
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	5/5/14	3.5	333-105332
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock	8-K	6/5/14	3.1	333-105332
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/5/14	3.2	333-105332
3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/3/15	3.3	333-105332
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	8/28/14	3.1	333-105332
3.12	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	6/3/15	3.4	333-105332
3.13	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.1	333-105332
3.14	Certificate of Correction to the Certificate of Designation of Preferences, rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.2	333-105332

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
4.1	Form of Convertible Promissory Note Series 2016 due October 1, 2017	8-K	9/30/16	4.1	333-105332
4.1(a)	(a) Form of Amendment to Convertible Promissory Note Series 2016	10-Q	8/4/17	4.1(a)	333-150332
4.1(b)	(b) Form of November 2017 Amendment to Convertible Promissory Note Series 2016	10-Q	11/13/17			X
4.2	Form of Secured Convertible Promissory Note Series 2017-08 due August 2, 2018	10-Q	8/4/17	4.2	333-150332
10.1	Form of Indemnification Agreement for Directors and Officers	8-K	6/5/14	10.4	333-105332
10.2	Independent Contractor Agreement, dated July 29, 2013, by and among US Technik, Inc., Lighter Than Air Systems Corp., and World Surveillance Group, Inc.	8-K	6/5/14	10.9	333-105332
10.3	Form of Independent Contractor Agreement for members of the Strategic Advisory Board of Drone Aviation Holding Corp.	8-K	8/28/14	10.2	333-10532
10.4*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Daniyel Erdberg	10-Q	5/15/15	10.17	333-150332
10.4(a)*	(a) Amendment No. 1 to Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Daniyel Erdberg	8-K	10/7/15	10.2	333-150332
10.4(b)*	(b) Amendment No. 2 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp., and Daniyel Erdberg	10-Q	4/29/16	10.4	333-150332
10.4(c)*	(c) Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Daniyel Erdberg	8-K	9/30/16	10.5	333-150332
10.4(d)*	(d) Amendment No. 4 to Employment Agreement, dated August 3, 2017, between Drone Aviation Holding Corp., and Daniyel Erdberg	10-Q	8/4/17	10.4(d)	333-150332
10.5*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Felicia A. Hess	10-Q	5/15/15	10.15	333-150332
10.5(a)*	(a) Amendment No. 1 to Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Felicia Hess	8-K	10/7/15	10.1	333-150332
10.5(b)*	(b) Amendment No. 2 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Felicia Hess	10-Q	4/29/16	10.5	333-150332
10.5(c)*	(c) Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Felicia Hess	8-K	9/30/16	10.3	333-150332
10.5(d)*	(d) Amendment No. 4 to Employment Agreement, dated August 3, 2017, by and between Drone Aviation Holding Corp. and Felicia Hess	10-Q	8/4/17	10.5(d)	333-150332
10.6*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	5/15/15	10.16	333-150332
10.6(a)*	(a) Amendment No. 1 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	4/29/16	10.3	333-150332
10.6(b)*	(b) Amendment No. 2 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Kendall Carpenter	8-K	9/30/16	10.6	333-150332
10.6(c)*	(c) Amendment No. 3 to Employment Agreement, dated August 3, 2017, by and between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	8/4/17	10.6(c)	333-150332
10.7*	Director Agreement, dated June 4, 2015, between Drone Aviation Holding Corp. and Jay Nussbaum	8-K	6/5/15	10.1	333-150332
10.8	Intellectual Property Assignment Agreement, dated July 20, 2015, between Adaptive Flight, Inc., and Drone AFS Corp.	8-K	7/21/15	10.5	333-150332

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
10.9	Form of Non-Exclusive, Perpetual Intellectual Property and Patent License Agreement of Drone Aviation Holding Corp., dated July 20, 2015	8-K	7/21/15	10.6	333-150332
10.10*	Drone Aviation Holding Corp. 2015 Equity Incentive Plan	8-K	9/11/15	99.1	333-150332
10.11*	Amended and Restated Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Kevin Hess	8-K	10/7/15	10.3	333-150332
10.11(a)*	(a) Amendment No. 2 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Kevin Hess	10-Q	4/29/16	10.1	333-150332
10.11(b)*	(b) Amendment No. 3 [sic] to Employment Agreement, dated September 26, 2016, between Drone Aviation Holding Corp. and Kevin Hess	8-K	9/30/16	10.4	333-150332
10.12	Form of Drone Aviation Holding Corp. Warrant to purchase Common Stock issued to Dougherty & Company, LLC, as Placement Agent	8-K	11/23/15	4.1	333-150332
10.13	Form of Drone Aviation Holding Corp. Common Stock Purchase Agreement for Private Offering Under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b)	8-K	11/23/15	10.1	333-150332
10.14	Form of Preferred Stock Conversion and Lockup Agreement for Series A Convertible Preferred Stock	8-K	11/23/15	10.2	333-150332
10.15	Form of Preferred Stock Conversion and Lockup Agreement for Series B Convertible Preferred Stock	8-K	11/23/15	10.3	333-150332
10.16	Form of Exchange Agreement for Series B-1 Convertible Preferred Stock	8-K	11/23/15	10.9	333-150332
10.17	Form of Preferred Stock Conversion and Lockup Agreement for Series C Convertible Preferred Stock	8-K	11/23/15	10.4	333-150332
10.18	Form of Preferred Stock Conversion and Lockup Agreement for Series D Convertible Preferred Stock	8-K	11/23/15	10.5	333-150332
10.19	Form of Preferred Stock Conversion Agreement for Series E Convertible Preferred Stock	8-K	11/23/15	10.6	333-150332
10.20	Form of Preferred Stock Conversion Agreement for Series F Convertible Preferred Stock	8-K	11/23/15	10.7	333-150332
10.21	Form of Preferred Stock Conversion Agreement for Series G Convertible Preferred Stock	8-K	11/23/15	10.8	333-150332
10.22*	Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	4/29/16	10.2	333-150332
10.22(a)*	(a) Amendment No. 1 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Jay H. Nussbaum	8-K	9/30/16	10.2	333-150332
10.22(b)*	(b) Amendment No. 2 to Employment Agreement, dated August 3, 2017, by and between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	8/4/17	10.22(b)	333-150332
10.23*	Form of Drone Aviation Holding Corp. Restricted Stock Agreement (Non-Assignable) (Effective April 27, 2016)	10-Q	7/29/16	10.7	333-150332

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
10.24*	Form of Drone Aviation Holding Corp. Restricted Stock Agreement (Non-Assignable)	8-K	9/30/16	10.7	333-150332
10.25	Form of Subscription Agreement for Convertible Promissory Notes Series 2016 due October 1, 2017	8-K	9/30/16	10.1	333-150332
10.26*	Offer Letter between Drone Aviation Holding Corp. and David V. Aguilar, accepted January 9, 2017	8-K	1/12/17	10.1	333-150332
10.27*	Director Agreement, dated January 9, 2017, between Drone Aviation Holding Corp. and David V. Aguilar	8-K	1/12/17	10.2	333-150332
10.28*	Form of Drone Aviation Holding Corp. Nonqualified Stock Option Agreement	8-K	1/12/17	10.3	333-150332
10.29	Form of Promissory Note and Security Agreement issued by Drone Aviation Holding Corp. to City National Bank of Florida dated August 2, 2017	10-Q	8/4/17	10.29	333-150332
10.30	Form of Guarantee issued by Jay Nussbaum to City National Bank of Florida dated August 2, 2017	10-Q	8/4/17	10.30	333-150332
10.31	Indemnification Agreement between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	8/4/17	10.31	333-150332
10.32*	Form of Drone Aviation Holding Corp. Amendment to Restricted Stock Agreement dated August 3, 2017	10-Q	8/4/17	10.32	333-150332
10.33*	Form of Amendment No. 2 to Independent Contractor Agreement dated August 3, 2017	10-Q	8/4/17	10.33	333-150332
10.34*	Warrant issued by Drone Aviation Holding Corp. to Dr. Phillip Frost dated August 3, 2017	10-Q	8/4/17	10.34	333-150332
10.35	Consulting Agreement between Drone Aviation Holding Corp. and Global Security Innovative Strategies, LLC dated November 10, 2017					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		–	–		X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		–	–		X
32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		–	–		X
101 INS	XBRL Instance Document	–	–	–	–	X
101 SCH	XBRL Taxonomy Extension Schema Document	–	–	–	–	X
101 CAL	XBRL Taxonomy Calculation Linkbase Document	–	–	–	–	X
101 LAB	XBRL Taxonomy Labels Linkbase Document	–	–	–	–	X
101 PRE	XBRL Taxonomy Presentation Linkbase Document	–	–	–	–	X
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document	–	–	–	–	X

* Indicates management contract or compensatory plan or arrangement.

