Form 10-K
period 2017-12-31
DRONE AVIATION HOLDING CORP.
filed 2018-03-23
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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
Emerging growth company ☐
(Do not check if a smaller reporting company)

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $5,416,311based on the average bid price and asked price per share of the Common Stock as quoted on the OTCQB on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017).

As of March 23, 2018, there were 9,182,470 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

ii

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

Business Overview

We design, develop, market and sell lighter-than-air (“LTA”) advanced aerostats and accessories, tethered drones, and land-based intelligence, surveillance and reconnaissance (“ISR”) solutions. We focus primarily on the development of a tethered aerostat known as the Winch Aerostat Small Platform (“WASP”), as well our tethered drone product, the WATT and the FUSE Tether System designed for DJI Inspire 2 and Matrice 200 (M200) professional drones. Our products are designed for commercial and military applications and provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether.

Products

TACTICAL AEROSTATS

The WASP tethered aerostat system is a lighter-than-air, compact aerostat platform that is either self-contained on a trailer that can be towed by a military all-terrain vehicle, or “MATV,” or mine resistant ambush protected vehicle, or “MRAP,” or other standard vehicle, or operated from the bed of a pickup truck. It is designed to provide semi-persistent, mobile, real-time day/night high definition video for ISR, detection of improvised explosive devices, border security and other governmental and civilian uses. All of our products can also be utilized for disaster response missions by supporting two-way and cellular communications and acting as a repeater or provider of wireless networking.

The aerostat systems have a tethered envelope filled with helium gas and carry either a stabilized ISR or communications payload, portable ground control station and a datalink between the ground station and the envelope. Hovering at up to 1,500 feet above the ground, the systems provide surveillance, electronic warfare and communications capabilities with relatively low acquisition and maintenance costs.  The systems require an operational crew of a minimum of two personnel, relatively simple maintenance procedures, and a quick retrieval and helium top-off for re-inflation.

The WASP is a mobile, tactical-sized aerostat capable of carrying a variety of payloads in support of military operations helping troops in the field gain a tactical edge while communicating over greater distances. The WASP leverages aerostat technology to elevate network payloads up to 90 pounds to an advantaged height to enable persistent network connectivity while reducing risk to units conducting missions. U.S. Army-owned WASP tactical aerostats have undergone and successfully completed a number of field tests and exercises, including the U.S. Department of Defense (“DoD”) Enterprise Challenge, Stormforce Exercise, and various Army Network Integration Evaluations, which allows the U.S. Government to evaluate, among other things, the WASP’s ability to provide secure communications and capture and relay real-time, high definition video to various handheld devices, tablet computers and other deployed systems. In October 2016, we were awarded contracts from a U.S. Government customer to integrate advanced communication solutions and optical payloads into their WASP aerostats which were delivered in March 2017. In October 2017, we were awarded a contract from a U.S. Government customer for our WASP tactical aerostat and spare parts, which were delivered in February 2018. Because of our ongoing relationship with our U.S. Government customers, we will continue to support the U.S. Army-owned WASP systems for future operations and exercises.

POWERED DRONES

WATT was our first model of a new line of commercial-grade powered tethered drones designed to provide secure and reliable aerial monitoring for extended durations while being connected to a ground-based, software-controlled winch via a safe and secure armored tether line. The concept of the tethered drone system is built on the strength of our experience in developing tethered solutions for our aerostat products and combining that with the advantages of multi-rotor copters. The result is a robust capability designed to be used in almost all-weather environments and controlled with the push of a button. The WATT is designed to take off, hover and land via remote control while connected by a proprietary tether technology where all data, controls and endurance are built into the tether. The same components and systems that our military customers rely on in our launcher systems are being incorporated into the self-contained copter system in order to produce a heavier-than-air, tethered product. The WATT is a complete turnkey system that can be launched within minutes of unpacking from a standard case stored in a host vehicle. Once launched, WATT is designed to hover in a stationary position directly above its launch site at one of several preset altitudes of up to 300 feet for up to 8 hours while a highly-stabilized military-grade/broadcast quality HD video image can provide a 360° live aerial monitoring feed directly through the tether to its host vehicle or to a network of mobile devices, such as tablets or laptop computers. Compact and lightweight, the WATT system features the ability to draw power from either its host vehicle or independently provide up to 8 hours of operation through its own ground power equipment that is specially designed to be transported and deployed from commercial vehicles, such as TV production trucks, first responder vehicles and common agriculture/infrastructure equipment using its standard 120-volt adapter. In September 2016, we were awarded a contract from a U.S. Government customer for our WATT tethered drones, which were delivered in December 2016 and were immediately sent into theater. Because of the classified nature of the operation, we have not been given sufficient feedback to make changes or improvements in the product. No additional units were ordered during 2017. Consequently, until the customer can provide sufficient feedback, we will focus our development and marketing efforts on the WASP systems and continue to explore commercial applications for the WATT product.

We announced the BOLT platform in 2016. Designed to meet a wide range of military and commercial applications requiring persistent, heavy lift capabilities, the BOLT coaxial tethered helicopter delivers rapid setup, high mobility and whisper-quiet operations at altitudes of up to 800 feet. BOLT has a field changeable universal payload bay which supports radio, signals intelligence, or “SIGINT,” and ISR packages of up to 15 pounds and requiring up to 1 kilowatt of power. The BOLT prototype was unveiled at ADS, Inc.’s Warrior Expo East industry conference event on July 14, 2016. The Company continues to respond to interest from a select number of potential customers since the introduction and plans to complete development and custom manufacture each vehicle based on order specifications it receives in the future.

FUSE TETHER SYSTEM

In May 2017 we introduced the FUSE Tether System which is an automated smart winch tethering system designed to meet the unique specifications for DJI Inspire and Matrice drones, the world’s most popular commercial drones. Utilizing our patent-pending power pack, DJI users can dramatically and affordably increase flight time with uninterrupted power from the ground via a tether and winch. As announced in August 2017, we have partnered with DJI’s largest US distributor, Drone Nerds, Inc., to launch a commercial sales program for FUSE. The new program focuses on commercial end users including public safety, law enforcement and newsgathering organizations. Additionally, the program will highlight the role or tethered drones in critical infrastructure inspection and enterprise asset management utilizing high quality imaging systems such as DJI’s M200 Zenmuse Z30 aerial camera with 30x optical zoom.

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

We believe the current market competitors to the WASP aerostat system include a large number of companies ranging from small “mom and pop” tethered aerostat and balloon companies to large defense contractors, including TCOM, Raytheon, Lockheed Martin, ISL, ILC Dover, Compass Systems, Raven Aerostar, American Blimp Corporation, and RT Aerostat Systems, Inc., the American subsidiary of Israeli aerostat company RT LTA. We believe there are numerous commercial drone companies, such as DJI and Parrot, offering free flying drones for pleasure and commercial use, as well as many larger drone manufactures, such as Northrop Grumman, AeroVironment, Inc. and Boeing, offering military grade free flying drones to the U.S. Government, which could compete with the WASP. There are very few commercial grade tethered drone competitors for our WATT tethered drone system that remain tethered to the ground via a high strength armored tether, including Cyphy Works Inc. located in Danvers, MA, Elistair located in Lyon, France, Hoverfly Technologies, Inc. located in Orlando, Florida, and Skysapience located in Yokneam, Israel.

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

Technology, Research and Development

We conduct the development, commercialization and manufacturing of our products in-house at our facility in Jacksonville, Florida.

Our research and development efforts are largely focused on the LTA aerostat systems, flight control systems for powered drones and the integration of our technology into a third-party product for DJI professional drones.  We have developed a “non-military spec” aerostat system for use in more commercial or governmental applications that does not require the level of durability and ruggedness of the current militarized model, and we continue to work on different models with different payloads for various applications.

The concept of the powered drone systems is built on the strength of our years of developing tethered solutions for our LTA aerostat products combined with the advantages of rotor copters. The result is a robust product designed to be utilized in almost all-weather environments and controlled with the push of a button. Our tethered drones are designed to take off, hover and land via remote control all while being connected by a unique tether technology where all data, controls and endurance are built into the tether. The same components and systems that our military customers rely on from our launcher systems are incorporated into our self-contained tethered drone systems in order to produce a unique heavier than air, tethered product offering.

For the year ended December 31, 2017, we spent $351,768 and for the year ended December 31, 2016, we spent $1,218,614 on research and development activities. Research and development expenditures are not borne directly by customers nor are the costs accounted for in our pricing models.

Strategic Partners

We are party to several agreements with strategic partners and distributors to assist us with the marketing and sales of various products, as we currently have limited in-house sales capabilities. Current relationships include:

●	A sales and distribution partnership with U.S. government prime contractor ADS Inc.;

●	A solution development arrangement with Infor for the integration of the WATT tethered drone and Infor’s Enterprise Asset Management system;

●	A Master Partner Agreement with Adobe Systems Incorporated to collect video streams for analytics;

●	A three-year marketing and integration partnership commenced in March 2015 with L3 Communications Corporation for a “L3-Branded” WASP targeting prime contract customers; and

●	Partnered with Drone Nerds, Inc. to launch the first commercial sales program for the FUSE Tether System designed for the DJI Inspire 2 and new Matrice 200 (M200) professional drones.

Intellectual Property

On September 18 and 19, 2014, we filed provisional patent application numbers “62/052,289” and “62/052,946” entitled “Tethered Portable Aerial Media broadcast System” based on the tethered drone system. On September 18, 2015, we filed a utility patent application claiming a priority date of the two provisional patent applications and having application Serial Number “14858467” entitled “Apparatus and Methods for Tethered Aerial Platform and System.” On July 7, 2015, we filed a provisional patent application number “62/189,341” entitled “Apparatus, Methods and System for Tethered Aerial Platform.” On September 20, 2016, the United States Patent and Trademark Office (“USPTO”) issued patent number 9,446,858 entitled “Apparatus and methods for tethered aerial platform and system.” This new patent on our electric tethered aerial platform (“ETAP”) technologies covers the core systems currently incorporated into the WATT and BOLT products. On December 5, 2016, we filed a provisional patent application entitled “System for Converting an Onboard Battery Powered Drone to a Ground Powered Tethered Drone.” On December 5, 2017 we filed a non-provisional application under the same name and are in patent pending status. Since November 14, 2017, we have been in patent pending status for Communications System Having an Antenna Decoupled form the Radio from a provisional application.

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

Our success and ability to compete depends in part on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. As we continue the development of the tethered drone and aerostat systems, we expect that we will rely on patents, trade secrets, copyrights, trademarks, non-disclosure agreements and other contractual provisions. We have also registered the trademark “Blimp in a Box.”  In certain cases, when appropriate, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection in order to preserve confidentiality.  All of our employees are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Annual Report. For further discussion about the intellectual property rights and licenses and minimum royalties, see Note 15 – Commitments and Contingencies in the Notes.

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

We have registered as a contractor with the U.S. Government and are required to comply with and will be affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts.  Government contract laws and regulations affect how we will do business with customers, and in some instances, will impose added costs on our business.  A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts, or the inability to bid on future contracts.  For further discussion of the risks relating to U.S. Government contracts and FAA rules and regulations, see “Item 1A. Risk Factors” of this Annual Report. For further discussion about our dependence on a few major customers see Note 16 – Concentrations in the Notes.

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

Employees

We have 21 full-time and two part-time employees. Our executive management and accounting team are comprised of six of those full-time employees. We have no labor union contracts and believe relations with our employees are satisfactory.

Recent Developments

Our marketing efforts include submission of bids on a several government procurement projects that we expect will be awarded in 2018. We also showcased our products and technologies at numerous conferences and live demonstrations, including the 2017 Special Operations Forces Industry Conference, Warrior Expo East, State of Florida HURREX exercise, CyberQuest 2017, and presentations to a variety of federal and state government agencies. We have also increased marketing efforts and announced the following:

●	On February 13, 2018, we announced delivery of an enhanced WASP tactical aerostat to the U.S. Army valued in excess of $800,000. The order itself was announced on October 17, 2017.

●	On December 14, 2017, we announced the appointments of Lieutenant General US Army (Retired), John E. Miller and government IT executive, Timothy Hoechst, to our Board of Directors who replaced General Wayne Jackson and Mike Haas after they stepped down from their board seats. Miller and Hoechst bring experience, expertise and strong military and government relations that can further assist the Company to capitalize on momentum.

●	On August 28, 2017, we announced the launch of our FUSE Tether System for DJI Commercial Drones through a commercial sales program with Drone Nerds, Inc.

●	On May 9, 2017, we announced the new heavy lift WATT 300 Multirotor Tethered Drone and recently upgraded WASP Military Aerostat platforms at the 2017 Special Operations Forces Industry Conference.

●	On May 25, 2017, we announced our new product called FUSE which is an automated smart winch tethering system designed to meet the unique specifications for DJI Inspire drones, the world’s most popular commercial drone.

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

We have significant debt and if we are unable to repay our debt when it becomes due, our business, financial condition and results of operations could be materially harmed.

At March 23, 2018, we had total debt obligations of $5,500,000, and an aggregate of $1,500,000 million available for borrowings under our revolving line of credit from City National Bank of Florida and Series 2017 Secured Convertible Notes we issued to related parties. Of this debt, $2,500,000 matures on August 2, 2018. Our level of indebtedness could have significant effects on our business, such as:

●	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;

●	requiring us to dedicate a portion of our cash flow from operations to pay interest on our debt, which would reduce availability of our cash flow to fund working capital, capital expenditures, potential acquisitions, execution of our growth strategy and other general corporate purposes;

●	making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions; and

●	placing us at a competitive disadvantage compared with our competitors that have less debt.

We may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or sell our assets on favorable terms, if at all, and if we must sell our assets, we may negatively affect our ability to generate revenue.

If we are unable to obtain additional funding when needed, our business operations will be harmed, and if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

We have historically required additional funds to continue operations and may again in the future upon maturity of the City National Bank of Florida revolving line of credit and the Series 2017 Secured Convertible Notes which mature on August 2, 2018 or sooner if our cash needs exceed the $1,500,000 currently available to us under these loan facilities.  We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all, if needed. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to conduct business operations. If we are unable to obtain additional financing to finance a revised growth plan, we will likely be required to curtail such plans or cease our business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

Our common stock is quoted on the OTCQB under the symbol “DRNE”. However, this is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchanges. These factors may have an adverse impact on the trading and price of our common stock.

Sales of substantial amounts of our common stock in the public market could harm the market price of our common stock.

The sale of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our common stock.  As of December 31, 2017, we had 101 stockholders of record and as of December 6, 2016, the date we held our last Annual Shareholder Meeting, there were approximately 5,600 beneficial owners, most of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus hold freely tradable shares. The shares issued pursuant to conversions under our Series A, B, B-1, D, E, F and G Preferred Stock at various times are now freely tradable pursuant to Rule 144 promulgated pursuant to the Securities Act. If such shares are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of these shares of common stock could impair our ability to raise capital in the near term.

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

In addition to the “penny stock” rules described above, Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit a stockholder’s or investor’s ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive office is located at 11651 Central Parkway #118, Jacksonville, Florida 32224. Several of our management employees work remotely. We have entered into a 60-month operating lease for 5,533 square feet of office and manufacturing space at 11651 Central Parkway #118, Jacksonville, Florida 32224. The lease commenced February 1, 2015 and we took occupancy in June 2015. Several of our executives work from home-based offices in Florida, Virginia and Oklahoma and receive nominal reimbursement for home office expenses.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Price Range of Common Stock

The Company’s common stock is quoted on the OTCQB tier of the OTC Markets, Inc. under the ticker symbol “DRNE”.

The following sets forth the range of the bid prices for our common stock for the quarters for the prior two fiscal years. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, markdowns or commissions. Such prices were determined from information provided by a majority of the market makers for the Company’s common stock.

	2017		2016
	Bid Price		Bid Price
	High	Low	High	Low
Quarter Ended
March 31	$2.99	$2.17	$3.60	$2.30
June 30	2.27	1.35	3.25	2.67
September 30	1.45	0.71	4.45	2.80
December 31	1.65	0.89	3.35	2.61

Holders

As of March 23, 2018, there were approximately 101 stockholders of record, according to the records of our transfer agent, and an unknown number of additional holders whose stock is held in ‘street name’.

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

Debt Maturity Extension

On March 23, 2018, the Company entered into amendments (the “March 2018 Convertible Note Amendments”) with the owners and holders of the Series 2016 Convertible Notes to extend the maturity date from April 2, 2019 to October 1, 2020.

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

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Total Net Revenues: Total net revenues decreased $906,384, or 62%, to $562,078 in 2017 from $1,468,462 in 2016. Sources of revenue were derived primarily from aerostat products, refurbishments and accessories ordered in 2016 and delivered in 2017. The reason for the decrease is that revenues in 2017 were primarily related to refurbishments and enhancements of aerostat systems and the revenues in 2016 were primarily from the sale of an aerostat system. Also contributing to the decrease in sales volume was a longer sales cycle stemming in part from the change in presidential administration and congressional budgeting delays. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in Item 1. Business-Business Overview included elsewhere in this report.

Cost of Goods Sold and Gross Profit:  Cost of goods sold for 2017 decreased $219,146, or 39%, from $557,725 in 2016 to $338,579 in 2017, primarily consisting of materials, parts and labor associated with the sale of aerostat systems, refurbishment of aerostat systems and sale of tethered drones. The aerostat system delivered in the first quarter of 2016 had a 73% gross profit margin which was greater than the gross profit realized in the first quarter of 2017 on aerostat system refurbishments due to the increased time and material costs to disassemble and reassemble refurbished systems. The $223,499 gross profit for 2017 was a decrease of $687,238 or 75% from the $910,737 in gross profit for 2016.  Gross profit margins were 40% and 62% for 2017 and 2016, respectively. Margins also vary based on customer payload selection; therefore, future margins may vary accordingly.

General and Administrative Expenses: General and administrative (“G&A”) expense increased by $337,622, or 3%, to $10,069,841 in 2017 from $9,732,219 in 2016. The Company’s legal fees in 2017 were $132, 418 which is a decrease of $119,028, or 47% from legal fees in 2016 of $251,446. The decrease is attributable to the Company’s hiring of competent and respected SEC counsel on an hourly versus retainer basis. Marketing expenses in 2017 were $314,184 which is an increase of $60,991, or 24% from marketing expenses of $253,183 in 2016. Travel expenses in 2017 were $221,215 which is an increase of $68,151, or 45% from travel expenses of $153,064 in 2016. The increase in both marketing and travel expense is related to a month long on-site demonstration conducted in the third quarter of 2017. Research and development expenses decreased $866,846, or 71% to $351,768 in 2017 from $1,218,614 in 2016. This decrease was anticipated as the Company is relying on past research and development efforts to support its current products. Future research and development costs are not expected to increase significantly. Stock based compensation, a non-cash expense, increased $1,049,780, or 19% to $6,602,806 in 2017 from $553,026 in 2016.

Loss from Operations: Loss from operations for 2017 of $9,846,342 was an increase of $1,024,860, or 12%, more than the loss from operations in 2016 of $8,821,482. The increase was primarily due to an increase in non-cash stock based compensation.

Other Income and Expense: Total other expense of $477,650 in 2017 was $765,617, or 266%, less than the total other income of $287,967 in 2016.  This increase was primarily due to $1,627,297 interest expense associated with convertible notes payable, bank and related party lines of credit and amortization of debt discount, $681,988 loss recorded on debt extinguishment from the modification of terms of the 2016 related party convertible note payable partially offset by $1,831,635 non-cash income due to a derivative gain on convertible debt. In the same period of 2016, the other income mainly included $75,000 recorded for gain on debt forgiveness and $11,000 recorded for gain on settlement of make whole provision.

Net Loss: Net loss of $10,323,992 in 2017 was $1,790,477, or 21%, greater than the net loss in 2016 of $8,533,515 primarily due to the factors discussed above.

There was no provision for income taxes for the fiscal years ended 2017 and 2016 due to a valuation allowance of $2,250,939 and $2,574,915 recorded for the years ended December 31, 2017 and 2016, respectively, on the total tax provision, because we believed that it is more likely than not that the tax asset will not be utilized during the next year.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2017, the Company had $615,375 in cash compared to $2,015,214 in cash at December 31, 2016, a decrease of $1,399,839. As of December 31, 2017, the Company had accounts receivable of $110,065 compared to $394,000 at December 31, 2016, a decrease of $283,935 resulting from increased collections in 2017.

The Company had total current assets of $1,820,145 and total current liabilities of $2,377,340, or working capital deficit of $557,195 at December 31, 2017 compared to total current assets of $2,989,713 and total current liabilities of $3,080,628, or working capital deficit of $90,915 at December 31, 2016.

We have historically financed our operations through operating revenues, loans from banks and shareholders and sales of equity and convertible debt securities. Although as of December 31, 2017 we have cash of $615,375, we have a working capital deficit of $557,195 and incurred a net loss from operations in 2017 of $10,323,992. Furthermore, the Company has a history of negative cash flow from operations, primarily due to historically heavy investment in research and development and costs associated with maintaining a public entity.

In the event we are unable to refinance our revolving line of credit from City National Bank of Florida and our Series 2017 Secured Convertible Notes which mature on August 2, 2018, we will not have sufficient resources to continue our operations for the next 12 months and to effectuate all aspects of our business plan. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity, or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. If we need to raise additional funds through the issuance of equity, equity-related or convertible debt securities in the future, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. The issuance of additional common stock may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.  Historically, we have financed our cash needs by private placements of our securities and loans, bank financing and revenues from sales of our products. There is no assurance that we will be able to obtain financing on terms consistent with our past financings or satisfactory to us, if at all.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. We are dependent upon our significant shareholders to provide or loan us funds to meet our working capital needs.

In anticipation of increased sales resulting from our developing product pipeline, on August 2, 2017, we completed financing transactions that provided us with up to $4,000,000 in cash and extended the maturity date on $3,000,000 of convertible debt until April 2019 providing us with significant increased liquidity and a strengthened balance sheet. The following is a summary of these completed financing transaction:

Revolving Line of Credit from City National Bank of Florida. On August 2, 2017, the Company issued a promissory note to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, the CNB Note. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the note, the Company or Mr. Nussbaum does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The CNB Note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may prepay the note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $600,000. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the note. The CNB Note is personally guaranteed by Mr. Nussbaum, the Company’s Chief Executive Officer pursuant to written guarantee in favor of CNB (the “CNB Guarantee”). Mr. Nussbaum and the Company are obligated to maintain an unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the note, we entered into a security agreement in favor of CNB (the “Security Agreement”) encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with an approximate balance of $90,000. As of March 23, 2018, we have borrowed a total of $1,250,000 under the CNB Note leaving availability of $750,000 under such note.

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

As of March 23, 2018, we have borrowed a total of $1,250,000 under the Series 2017 Secured Convertible Note leaving availability of $750,000 under such note.

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

The Convertible Note Amendments extend the maturity date for each of the Convertible Notes to April 1, 2019 (the “Maturity Date”) and revise the conversion price to mean $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. Consistent with the original terms of the Convertible Notes, interest accrues at the rate of 6% interest per annum and is payable on the Maturity Date. The accrued interest is payable at the holders’ option in cash or shares of our common stock valued at the $1.00 per share conversion price. The Convertible Note Amendments provide that an event of default in the City National Bank Loan will be treated as an event of default under the Convertible Notes. On March 23, 2018, the Company entered into additional amendments further extending the maturity date from April 1, 2019 until October 1, 2020.

On November 9, 2017, the Company entered into amendments (the “November 2017 Convertible Note Amendments”) with the owners and holders of the Series 2016 Convertible Notes to permit the payment of, at the holders’ election, accrued and unpaid interest either in monthly or quarterly payments at any time after the Effective Date. Both principal amount and accrued interest may be paid with: (i) cash; (ii) the issuance and delivery to the holder of shares of common stock of the Company at the conversion price provided for in the Series 2016 Convertible Note; or (iii) any combination of cash and shares of Common Stock, as determined by the holder in its sole discretion.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2017, the Company incurred a net loss of $10,323,992, generated negative cash flow from operations, has an accumulated deficit of $29,996,777 and working capital deficit of $557,195. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to create and market innovative products, raise capital, reduce debt or renegotiate terms, and to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Sources and Uses of Cash

	Years Ended Dec 31,
	2017	2016

Cash flows (used in) operating activities	$(3,326,022)	$(3,593,184)
Cash flows (used in) investing activities	(73,817)	(16,336)
Cash flows provided by financing activities	2,000,000	2,965,000
Net (decrease) in cash and cash equivalents	$(1,399,839)	$(644,520)

Operating Activities:

Net cash used in operating activities during 2017 was $3,326,022, which was a decrease of $267,162, or 7%, from $3,593,184 net cash used in operating activities during 2016. The net loss of $10,323,992 for 2017 was $1,790,477 greater than the same period of 2016, which was $8,533,515. Accounts Receivables decreased $283,935 and Accounts Payables decreased by $(88,563) in 2017 due to decreased sales activity. Inventory increased $531,812 to $991,697 in 2017 primarily due to a WASP system that was nearly completed and that was delivered in February 2018. The Company recorded $6,602,766 in non-cash stock based compensation expenses which was an increase of $1,049,740 in 2017 from the previous year. The Company recorded a non-cash gain on derivative liability of $1,831,635, an increase of $1,268,674 from 2016, which was $562,961. Amortization expense of $292,000 on intangible assets during 2017 was $121,667 greater than the same period in 2016, which was $170,333.

Investing Activities:

Net cash used in investing activities was $73,817 in 2017 and $16,336 in 2016. The Company acquired a truck in 2017 for $73,142 and equipment of $675. In 2016, the Company invested in the purchase of shop machines and equipment, computers and electronics and furniture and equipment. The Company expects the investment in furniture and equipment in 2018 to be no greater than the investment in furniture and equipment in 2017, but we can give no assurance that such furniture and equipment costs will remain within that range in 2018.

Financing Activities:

Financing activities during 2017 included $1,000,000 proceeds from a bank line of credit and $1,000,000 proceeds from a related party convertible note payable. Financing activities for 2016 included $3,000,000 in proceeds from the issuance of convertible notes payable offset by $35,000 paid to satisfy the delinquent Oklahoma Technology Commercialization Center loan.

As of December 31, 2017, the Company has common stock outstanding, as well as a bank line of credit and Convertible Notes payable to related persons of the Company.

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

Accounts Receivable and Credit Policies:

Accounts receivable-trade consists of amounts due from the sale of tethered aerostats, accessories, spare parts, and customization and refurbishment of aerostats.  Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At December 31, 2017 and 2016, none of the Company’s accounts receivable-trade was deemed uncollectible.

Revenue Recognition and Unearned Income:

The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title has transferred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. We record unearned revenue as a liability and their associated costs of sales as work in process inventory. There was a balance of $110,065 in accounts receivable at December 31, 2017 of which $76,995 was for sales on account and $33,070 was for advances against future commissions to an employee.

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

We account for goodwill and intangible assets in accordance with ASC 350,” Intangibles-Goodwill and Other.” ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. We expect the adoption of Topic 606 will not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the least term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations cash flows or financial condition.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Based on that assessment, our management determined that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended. Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2017:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2017, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. In the prior year, we identified a material weakness related to not maintaining a fully-integrated financial reporting system which has since been remediated. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we plan to increase the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

NAME	AGE	Positions and Offices
Kevin Hess	51	Chief Technology Officer and Director
Felicia Hess	50	Chief Operating Officer
Daniyel Erdberg	39	President
Kendall Carpenter	62	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
Jay H. Nussbaum	73	Chairman of the Board of Directors and Chief Executive Officer
Timothy Hoechst	52	Director and Chairman of the Compensation Committee
John E. Miller	76	Director and Chairman of the Audit Committee
David Aguilar	62	Director

Executive Biographies:

Jay H. Nussbaum, 73, joined our Board of Directors on June 1, 2015 and was named Chief Executive Officer on April 26, 2016. He has extensive executive experience and expertise in government and commercial sales and management. Mr. Nussbaum is the founder of Agilex Technologies, Inc. and served as its Vice Chairman and Chief Operating Officer from 2006 to March 2015, when it was acquired by Accenture Federal Services, a provider of mission and technology solutions to the national security, healthcare and public sectors of the U.S. government. He previously served as Executive Vice President of Oracle Service Industries (“Oracle”), under Oracle’s then Chairman and Chief Executive Officer Larry Ellison, where Mr. Nussbaum oversaw Government, Education, Health, Communications, Utilities and Financial Services operations. He also served as Global Head of Sales, Marketing and Business Development for Citigroup Global Transaction Services, and as President of Integrated Systems Operation at Xerox Corp. Mr. Nussbaum has been a director of Grand Slam Acquisition Corp. since October 24, 2007, a director of Victory Acquisition Corp. since January 12, 2007 and a director at Agilex Technologies, Inc. since 2006. Mr. Nussbaum is a graduate of the University of Maryland with a B.A. in Business. Mr. Nussbaum’s government and commercial sales and management experience qualifies him to serve on our Board of Directors.

Kevin Hess, 51, was appointed Chief Technology Officer on April 27, 2016. He served as Chief Executive Officer between October 2, 2015 and April 27, 2016. Upon the closing of the Share Exchange on June 3, 2014, he was appointed Director of Engineering. Mr. Hess became one of our directors on October 2, 2015. Mr. Hess has more than 20 years of technology experience comprising electronic systems design for DoD programs and image processing and analytics for companies such as Hughes, Kodak and Dainippon. Mr. Hess has been integrally involved with LTAS as an engineer and consultant since its founding in 2009, overseeing the development of its proprietary aerostat and drone products. As an IT executive at Fortune 250 companies, Mr. Hess performed lead roles in software development, application architecture, mission-critical infrastructure, and multi-million dollar project sponsorship and oversight. Mr. Hess continues to leverage his background and education in computer science, having attended the Harvard Business School’s Program for Management Development to further his strong track record of technology innovation and financial management. Mr. Hess brings his unique talents to the design, manufacturing and support of our solutions. Mr. Hess’s technology industry experience qualifies him to serve on our Board of Directors.

Felicia Hess, 50, was appointed Chief Executive Officer and one of our directors upon the closing of the Share Exchange on June 3, 2014.  She resigned those positions on October 2, 2015 and was appointed Chief Operating Officer that same day. Ms. Hess founded and began serving as President and a director of LTAS in 2009. Ms. Hess continued serving as President and a director of LTAS after it was sold in 2013 to World Surveillance Group Inc. (“WSGI”), a developer of lighter-than-air aerostats and unmanned aerial systems, and continued serving as President and a director of LTAS after it was acquired from WSGI by Drone Aviation Corp. until Drone Aviation Corp. merged with and into us. Ms. Hess leverages her background in marketing, web site development and customer acquisition to further the Company’s growth strategies. Ms. Hess graduated from the University of Virginia with a B.A. in Rhetoric and Communications.

Daniyel Erdberg, 39, was appointed Chief Operating Officer upon the closing of the Share Exchange on June 3, 2014. He resigned that position on October 2, 2015 and was appointed President that same day. Mr. Erdberg served as Director of Business Development at WSGI, a developer of lighter-than-air aerostats and unmanned aerial systems, from 2010 through May 2014, where he worked with LTAS and specialized in advanced, custom designed ISR solutions.  Mr. Erdberg successfully worked with LTAS's aerial surveillance solutions for various government and commercial customers. Over the past 14 years, Mr. Erdberg has been involved in operations of companies in various sectors of technology, including software development, telecommunications, wireless networking and unmanned aerial systems. Mr. Erdberg graduated from Florida International University with a B.A. in International Business.

Kendall W. Carpenter, CPA, CGMA, CMA, 62, joined MacroSolve in 2006 as Controller. She was promoted to Executive Vice President and Chief Financial Officer in 2008 and transitioned to Drone Aviation in 2014. Ms. Carpenter is also the Corporate Secretary and Treasurer. Ms. Carpenter’s previous experience includes Division Controller with Allied Waste Industries, over 10 years of experience as the top financial officer of an enterprise software company with an international customer base and over 8 years of public accounting experience. Ms. Carpenter graduated with a B.S. in Accounting from Oklahoma State University and has earned the professional designations of Certified Public Accountant, Chartered Global Management Accountant and Certified Management Accountant.

John E. Miller, 76, was appointed to our Board of Directors on December 13, 2017 and agreed to serve as Chair of the Audit Committee. From September 2007 to the present, General Miller has operated his own consulting practice providing operational and technical assessments in support of fielding new military hardware and innovations for military training and education. From January 2005 until August 2007, he served as a Divisional President for L-3 Communication providing linguist, intelligence analyst and technical support for deployed forces in 13 countries. From September 1997 to January 2005, LTG Miller was a regional Vice President for Oracle Corporation’s Public Sector Division. Lieutenant General Miller (Retired) is a decorated combat veteran who served in the US Army from 1963 to 1997. At the time of his retirement from active duty on September 1, 1997, he was serving as the Deputy Commanding General of the US Army Training and Doctrine Command (TRADOC) responsible for coordinating the implementation of the Army’s first digitized command and control system in a combat brigade. He also had multiple assignments at the US Army Command and General Staff College where help positions from Tactics Instructor to Commandant. While Commandant, he was concurrently responsible for 11 other Army Schools that provide tactical training and education for Commissioned and Non-Commissioned Officers. General Miller holds a B.S. in Mathematics from Missouri State University and an M.S. in Operations Research from Georgia Tech. He is a graduate of the Army Command and General Staff College and the Army War College. For these reasons, we believe General Miller has the requisite set of skills and experience to serve as a valuable member of our Board of Directors and its committees on which he serves.

Timothy Hoechst, 52, was appointed to our Board of Directors on December 13, 2017 and agreed to serve as Chair of the Compensation Committee. Prior to his retirement in June 2016, Mr. Hoechst held the position of Chief Technology Officer at Accenture Federal Services (AFS), a leading IT solutions provider to the US government from March 2015 until June 2016. At AFS, he was responsible for identifying and introducing new technologies to help the government with challenging IT problems. From March 2007 until March 2015, he served as Chief Technology Officer at Agilex Technologies, an IT consulting firm service the Department of Defense, Homeland Security and various government agencies. Agilex was acquired by AFS in 2015. From June 1997 until December 2006, Mr. Hoechst held senior positions at Oracle Corporation, including serving as Senior Vice President of the Public Sector Division. Mr. Hoechst has a B.A. in Computer Science from Harvard University. Mr. Hoechst’s government and management experience qualifies him to serve on the board of directors.

David Aguilar, 62, was appointed to our Board of Directors on January 9, 2017. Since February 2013, Mr. Aguilar has been a principal at Global Security Innovation Strategies, LLC. In April 2010, Mr. Aguilar became Deputy Commissioner of U.S. Customs and Border Protection (“CBP”) and, from December 2011 until his retirement in February 2013, he served as acting Commissioner of CBP. From July 2004 to January 2010, he served as Chief of the U.S. Border Patrol within the CBP. As Acting Commissioner of CBP, Mr. Aguilar took the helm of a workforce of 60,000 agents, officers, and other personnel with responsibility for strategic planning and oversight of an annual budget of nearly $12 billion. Mr. Aguilar is a recipient of the 2005 President’s Meritorious Excellence Award, and in 2008, was a recipient of the Presidential Rank Award. Prior to joining the CBP, Mr. Aguilar held a variety of operational and administrative positions within the U.S. Board Patrol since entering duty in June 1978. Mr. Aguilar holds an Associate’s Degree in Accounting from Laredo Community College and attended Laredo State University and the University of Texas at Arlington. He is a graduate of the Senior Executive Fellows program at Harvard University’s John F. Kennedy School of Government. Mr. Aguilar’s government and management experience qualifies him to serve on the board of directors.

All executive officers are employed under agreements which run through December 31, 2018.

Family Relationships

Kevin Hess, our Chief Technology Officer and a director, is married to Felicia Hess, our Chief Operating Officer.

Meetings of the Board of Directors

During the fiscal year ended December 31, 2017, our Board of Directors held four meetings and approved certain actions by unanimous written consent. We expect our directors to attend all meetings of the Board of Directors and the committees thereof on which such directors serve and to spend the time needed to prepare for such meetings and meet as frequently as necessary to properly discharge their responsibilities.

Board Committees

Even though we are not required to have any committees of the Board of Directors, our board has two standing committees: an Audit Committee and a Compensation Committee. Our Board of Directors performs the functions customarily performed by a nominating committee.

Audit Committee

The Board of Directors has adopted a written charter for the Audit Committee. Our Audit Committee is responsible for: (1) the integrity of our financial reporting process, systems of internal controls, and financial statements and reports; (2) the compliance by us with legal and regulatory requirements; and (3) the appointment, compensation and oversight of our independent auditor’s preparation and issuance of an audit report or related work. A more detailed description of our Audit Committee’s purposes and responsibilities is contained in its charter.  The Audit Committee is comprised of Chairman General John Miller, Jay Nussbaum and Timothy Hoechst. Our Board of Directors has determined in its business judgment that, other than Mr. Nussbaum, all of the members of our Audit Committee are independent within the meaning of the OTCQX Rules for U.S. Companies, the Sarbanes-Oxley Act of 2002, and related SEC rules. None of our directors is an ‘audit committee financial expert’ within the meaning of Item 401€ of Regulation S-K. During the fiscal year ended December 31, 2017, our Audit Committee held one meeting independent of the Board of Directors.

Compensation Committee

Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. Our Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs, and monitoring of compliance with the legal prohibition on loans to our directors and executive officers. A more detailed description of our Compensation Committee’s purposes and responsibilities is contained in its charter. The Compensation Committee is comprised of Chairman Timothy Hoechst, Jay Nussbaum and General Miller. Our Board of Directors has determined in its business judgment that a majority of our Compensation Committee is independent within the meaning of the OTCQX Rules for U.S. Companies and SEC rules. During the fiscal year ended December 31, 2017, our Compensation Committee held two meetings.

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the individuals who served as our principal executive officer during fiscal 2017 and our two other most highly compensated officers in fiscal 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)		Option Awards ($)(6)	All Other Compensation ($)	Total ($)
Jay Nussbaum, Chief Executive Officer and Chairman (1),	2017	128,000	0	0		2,115,659	0	2,243,659
	2016	48,001	75,000	1,309,545	(1)	0	0	1,432,546

Kevin Hess, Chief Technology Officer and Director (2)	2017	200,000	0	0		0	510	200,510
	2016	200,000	50,000	145,500		0	13,762	409,262

Felicia Hess,
Chief Operating Officer (3)	2017	150,000	0	0		1,050,433	0	1,200,433
	2016	150,000	10,000	1,018,500	(3)	0	130,216	1,308,716

Daniyel Erdberg,
President (4)	2017	156,250	0	0		919,453	3,500	1,079,203
	2016	147,500	50,000	727,500	(4)	0	99,115	1,024,115

(1)	Mr. Nussbaum was appointed Chairman of our Board of Directors on June 1, 2015 and was named Chief Executive Officer on April 27, 2016.

For service as Chief Executive Officer in 2017, Mr. Nussbaum received two option awards. The first award of 2,000,000 option shares were immediately vested with a strike price of $1.00 and an expiration date of August 3, 2021 and valued at $1,284,925. The second award of 900,000 option shares were immediately vested with a strike price of $1.35 and an expiration date of November 9, 2021 and valued at $830,734. For service as Chief Executive Officer in 2016, Mr. Nussbaum received two awards of common stock in 2016. The first award of 450,000 shares of common stock was subject to performance-based vesting and fully vested on September 26, 2016. The shares were valued at $2.91 per share, or $1,309,500, on the date of the award. The second award of 450,000 shares of common stock is subject to performance-based vesting, which has not yet occurred. The shares were valued at $3.305 per share, or $1,487,250, on the date of the award. This amount was subsequently reversed as the vesting condition was determined to be improbable in 2017. As a result of this reversal, the previously reported stock award of $2,796,750 in 2016 was reduced by $1,487,205 to $1,309,545 in the table above.

For service as a director and Chairman of our Board of Directors in 2016, Mr. Nussbaum received a monthly director fee of $4,000 pursuant to a Director Agreement entered into with the Company in June 2015, which totaled $28,000 in 2017 and $48,000 in 2016. Mr. Nussbaum began receiving a monthly salary of $20,000 in August 2017 in lieu of his director fee, which salary totaled $100,000 in 2017. Mr. Nussbaum was awarded a $75,000 bonus on December 6, 2016 which was accrued and paid in January 2017.

(2)

On April 27, 2016, Mr. Hess resigned as Chief Executive Officer and was appointed Chief Technology Officer. He previously served as Director of Engineering. Mr. Hess is also a member of our Board of Directors, but receives no compensation for his service as a director.

For services as Chief Technology Officer and Chief Executive Officer in 2016, Mr. Hess received an award of 50,000 shares of common stock subject to performance-based vesting that fully vested on September 26, 2016. The shares were valued at $2.91 per share, or $145,500, on the date of the award. In addition to his annual salary, Mr. Hess received $11,946 in 2016 for withholding taxes paid on his award of common stock. Mr. Hess recognized additional compensation of $510 and $1,816 in 2017 and 2016, respectively, for personal use of a company vehicle, grossed up for taxes.  Mr. Hess was awarded a $50,000 bonus on December 6, 2016 which was accrued and paid in January 2017.

(3)

Ms. Hess was appointed Chief Executive Officer and a director of the Company on June 3, 3014. On October 2, 2015, Ms. Hess resigned as Chief Executive Officer and director and was appointed Chief Operating Officer. Ms. Hess did not receive any compensation for her service as a director in 2015.

For service as Chief Operating Officer in 2017, Ms. Hess received two option awards. The first award of 1,200,000 option shares were immediately vested with a strike price of $1.00 and an expiration date of August 3, 2021 and valued at $773,522. The second award of 300,000 option shares were immediately vested with a strike price of $1.35 and an expiration date of November 9, 2021 and valued at $276,911. For service as Chief Operating Officer in 2016, Ms. Hess received two common stock awards in 2016. The first award of 350,000 shares of common stock was subject to performance-based vesting and fully vested on September 26, 2016. The shares were valued at $2.91 per share, or $1,018,500, on the date of the award. The second award of 431,500 shares of common stock is subject to performance-based vesting and has not yet vested. The shares were valued at $3.305 per share, or $1,426,108, on the date of the award. This amount was subsequently reversed as the vesting condition was determined to be improbable in 2017. As a result of this reversal, the previously reported stock award of $2,444,608 in 2016 was reduced by $1,426,108 to $1,018,500 in the table above. In addition to her annual salary, Ms. Hess received a bonus of $115,971 in 2016 for withholding taxes paid in on her stock awards and additional compensation of $14,245 for the personal use of a company vehicle, grossed up for taxes. Ms. Hess was awarded a $10,000 bonus on December 6, 2016 which was accrued and paid in January 2017.

(4)	For service as President in 2017, Mr. Erdberg received two option awards. The first award of 1,140,000 option shares were immediately vested with a strike price of $1.00 and an expiration date of August 3, 2021 and valued at $734,846. The second award of 200,000 option shares were immediately vested with a strike price of $1.35 and an expiration date of November 9, 2021 and valued at $184,607. For service as President in 2016, Mr. Erdberg received two stock awards in 2016. The first award of 250,000 shares of common stock was subject to performance-based vesting and fully vested on September 26, 2016. The shares were valued at $2.91 per share, or $727,500, on the date of the award. The second award of 332,500 shares of common stock remains subject to performance-based vesting. The shares were valued at $3.305 per share, or $1,098,913, on the date of the award. This amount was subsequently reversed as the vesting condition was determined to be improbable in 2017. As a result of this reversal, the previously reported stock award of $1,826,413 in 2016 was reduced by $1,098,913 to $727,500 in the table above. In addition to his annual salary, Mr. Erdberg received a bonus of $93,115 in 2016 for withholding taxes paid on his stock awards and additional compensation of $3,500 and 6,000 in 2017 and 2016, respectively, for an auto allowance. Mr. Erdberg was awarded a $50,000 bonus on December 6, 2016 which was accrued and paid in January 2017.

(5)

Amounts shown in the “Stock Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to shares of restricted stock and immediately vested shares granted to our named executive officers. Amounts reflect our accounting for these awards and do not necessarily correspond to the actual values that may be realized by our named executive officers. The grant date fair values of shares of restricted stock and immediately vested shares were determined as of the grant date using the closing bid price of our common stock on the grant date. The assumptions used for the valuations are set forth in Note 10 – Shareholder Equity in the Notes. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions. See the Outstanding Equity Awards at Fiscal Year-End Table in this Annual Report and related notes for information with respect to equity awards made prior to fiscal 2017.

(6)	Amounts shown in the “Option Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to stock options granted to our named executive officers. Amounts reflect our accounting for these option grants and do not necessarily correspond to the actual values that may be realized by our named executive officers. The grant date fair values of these option grants were calculated at the grant date using the Black-Scholes-Merton option-pricing model. The assumptions used for the valuations are set forth in Note 12 – Employee Stock Options in the Notes. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions. See the Outstanding Equity Awards at Fiscal Year-End Table in this Annual Report and related notes for information with respect to stock options granted prior to fiscal 2017.

Employment Contracts and Potential Payments Upon Termination or Change in Control

Jay Nussbaum Employment Agreement.  On April 27, 2016, we entered into an Employment Agreement with Jay Nussbaum (as amended, the “Nussbaum Employment Agreement”), whereby Mr. Nussbaum agreed to serve as our Chief Executive Officer and a director (with such service as a director subject to the terms of a Director Agreement, dated June 1, 2015) for a period of two (2) years and twenty-two (22) days, subject to renewal for successive one year terms, in consideration of an annual salary of $1 base salary. The Nussbaum Employment Agreement was subsequently amended to extend the term of Mr. Nussbaum’s employment to December 31, 2018.  On August 3, 2017, the Nussbaum Employment Agreement was amended to reflect an increase in Mr. Nussbaum’s base salary to $240,000. Additionally, Mr. Nussbaum is eligible for an annual cash bonus if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Mr. Nussbaum shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as our Compensation Committee may from time to time determine and shall be entitled to participate in all benefits plans we provide to our senior executives.  We shall reimburse Mr. Nussbaum for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Nussbaum in the course of his employment.  In the event Mr. Nussbaum’s employment is terminated without Cause or by Mr. Nussbaum with Good Reason (as such terms are defined in the Nussbaum Employment Agreement), then in addition to receiving accrued but unpaid compensation and vacation pay through the end of the term of employment, benefits accrued and outstanding under benefit plans, and the reimbursement of documented, unreimbursed expenses prior to the date of termination, Mr. Nussbaum will be entitled to receive severance benefits equal to six months of his then-current base salary, continued coverage under our benefit plans for a period of twelve months and payment of his pro-rated earned annual bonus. Mr. Nussbaum has also agreed to non-competition and non-solicitation provisions effective during his term of employment and for one year thereafter. On September 26, 2016, the Company and Mr. Nussbaum amended the Nussbaum Employment Agreement to extend the term of Mr. Nussbaum’s until December 31, 2018.

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

Felicia Hess Employment Agreement.  On May 18, 2015, we entered into an employment agreement with Felicia Hess (as amended, the “F. Hess Employment Agreement”), whereby Ms. Hess agreed to serve as our Chief Executive Officer and director for a period of two (2) years, subject to renewal for successive one year terms, in consideration for an annual salary of $150,000. On October 2, 2015, Ms. Hess resigned as Chief Executive Officer and as a director, and the F. Hess Employment Agreement was amended to reflect Ms. Hess’s appointment as Chief Operating Officer. The F. Hess Employment Agreement was subsequently amended to extend the term of Ms. Hess’s employment to December 31, 2018.  Under the F. Hess Employment Agreement, Ms. Hess is eligible for an annual cash bonus in an amount equal to up to one hundred percent (100%) of her then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Ms. Hess shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as our Compensation Committee may from time to time determine and shall be entitled to participate in all benefits plans we provide to our senior executives.  Ms. Hess was entitled to the use of a company-provided vehicle until that benefit was removed from the F. Hess Employment Agreement on August 3, 2017. We shall reimburse Ms. Hess for all reasonable out-of-pocket expenses actually incurred or paid in the course of her employment.  In the event Ms. Hess’ employment is terminated without Cause or by Ms. Hess with Good Reason (as such terms are defined in the F. Hess Employment Agreement), , then in addition to receiving accrued but unpaid compensation and vacation pay through the end of the term of employment, benefits accrued and outstanding under benefit plans, and the reimbursement of documented, unreimbursed expenses prior to the date of termination, Ms. Hess shall be entitled to receive severance benefits equal to six months of her then-current base salary, continued coverage under our benefit plans for a period of twelve months, payment of her pro-rated earned annual bonus, and the vesting of all unvested options or restricted stock awards will be accelerated. Ms. Hess has also agreed to non-competition and non-solicitation provisions during her term of employment and for one year thereafter.

Daniyel Erdberg Employment Agreement.  On May 18, 2015, we entered into an employment agreement with Daniyel Erdberg (as amended, the “Erdberg Employment Agreement”), whereby Mr. Erdberg agreed to serve as our Chief Operating Officer for a period of two (2) years, subject to renewal for successive one year terms, in consideration for an annual salary of $140,000.  On October 2, 2015, Mr. Erdberg resigned as Chief Operating Officer, and the Erdberg Employment Agreement was amended to reflect his appointment as President of the Company. The Erdberg Employment Agreement was subsequently further amended to increase Mr. Erdberg’s base salary to $150,000 and to extend his term of employment to December 31, 2018. On August 3, 2017, the Erdberg Employment Agreement was amended to reflect an increase in Mr. Erdberg’s base salary to $165,000. Under the Erdberg Employment Agreement, Mr. Erdberg is eligible for an annual cash bonus in an amount equal to up to one hundred percent (100%) of his then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Mr. Erdberg shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as the Compensation Committee may from time to time determine and shall be entitled to participate in all benefits plans we provide to our executives. We shall reimburse Mr. Erdberg for all reasonable out-of-pocket expenses actually incurred or paid in the course of his employment. Mr. Erdberg was granted a $500 per month car allowance for the term of his employment by the Board of Directors in December 2015 which was discontinued in August 2017. In the event Mr. Erdberg’s employment is terminated without Cause or by Mr. Erdberg with Good Reason (as such terms are defined in the Erdberg Employment Agreement), then in addition to receiving accrued but unpaid compensation and vacation pay through the end of the term of employment, benefits accrued and outstanding under benefit plans, and the reimbursement of documented, unreimbursed expenses prior to the date of termination, Mr. Erdberg shall be entitled to receive severance benefits equal to six months of his then-current base salary, continued coverage under our benefit plans for a period of twelve months after his termination date and payment of his pro-rated earned annual bonus. Mr. Erdberg has also agreed to non-competition and non-solicitation provisions during the term of his employment and for one year thereafter.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2017.

	Option awards			Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (1)	Market value of shares of units of stock that have not vested ($) (2)
(a)	(b)	(e)	(f)	(g)	(h)
Jay Nussbaum
Option Grant	50,000	5.00	12/10/2018
Option Grant	2,000,000	1.00	8/3/2021
Option Grant	900,000	1.35	11/9/2021
Stock Grant				450,000	418,500

Kendall Carpenter
Option Grant	25,000	6.00	05/18/2018
Option Grant	5,000	5.00	12/10/2018
Option Grant	275,000	1.00	8/3/2021
Option Grant	170,000	1.35	11/9/2021
Stock Grant				50,000	46,500

Felicia Hess
Option Grant	75,000	6.00	05/18/2018
Option Grant	5,000	5.00	12/10/2018
Option Grant	1,200,000	1.00	8/3/2012
Option Grant	300,000	1.35	11/9/2021
Stock Grant				431,500	401,295

Daniyel Erdberg
Option Grant	75,000	6.00	05/18/2018
Option Grant	10,000	5.00	12/10/2018
Option Grant	1,140,000	1.00	8/3/2012
Option Grant	200,000	1.35	11/9/2021
Stock Grant				332,500	309,225

(1)	These are unvested awards of restricted stock which will vest, if at all, as follows: (i) in the case of Mr. Nussbaum, 450,000 shares of common awarded on September 26, 2016, that vest subject to performance-based vesting which has not yet occurred (ii) in the case of Ms. Carpenter, 46,500 shares of common awarded on September 26, 2016 that vest subject to performance-based vesting which has not yet occurred (iii) in the case of Ms. Hess, 431,500 shares of common awarded on September 26, 2016 that vest subject to performance-based vesting which has not yet occurred; and (iv) in the case of Mr. Erdberg, 332,500 shares of common awarded on September 26, 2016 that vest subject to performance-based vesting which has not yet occurred.

(2)	The market value shown was determined by multiplying the number of shares of restricted stock that have not vested by the $.93 closing bid price per share of our common stock on December 31, 2017, the last trading day of our fiscal 2017.

Director Compensation Table for 2017

The following table sets forth director compensation for the fiscal year ended December 31, 2017 (excluding compensation to the Company’s executive officers set forth in the summary compensation table above) paid by the Company.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total ($)
Michael Haas(2)	$24,000	$15,676	$39,676
Maj. Gen. Wayne P. Jackson (Ret.)(3)	$24,000	$15,676	$39,676
David Aguilar(4)	$24,000	$73,691	$97,691
Timothy Hoechst(5)	$2,000	$49,894	$51,894
LTG John E. Miller (Ret.) (6)	$3,000	$49,894	$52,894
Total:	$77,000	$204,832	$281,832

(1)	The amounts reflected for Stock Awards in the table above represent the dollar amount recognized for financial statement reporting purposes with respect to the fair value of securities granted in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

(2)

Mr. Haas resigned from the Board on December 13, 2017. All amounts paid to Mr. Haas are for his services on the Board prior to December 13, 2017.

The Board approved a monthly fee of $2,000 for Mr. Haas for his services on the Board in 2017. In recognition of the past performance of services by Mr. Haas, the Company entered into an Amendment to Nonqualified Stock Option Agreement on December 13, 2017 (the “Amendment to Stock Option Agreement”) to extend the exercise period from 30 days to August 3, 2021 for his options to purchase shares of the Company’s common stock previously issued to him.

(3)

Maj. Gen. Jackson resigned from the Board on December 13, 2017. All amounts paid to Maj. Gen. Jackson are for his services on the Board prior to December 13, 2017.

The Board approved a monthly fee of $2,000 for Maj. Gen. Jackson for his services in 2017 on the Board. In recognition of the past performance of services by Gen. Jackson, the Company entered into an Amendment to Nonqualified Stock Option Agreement on December 13, 2017 (the “Amendment to Stock Option Agreement”) to extend the exercise period from 30 days to August 3, 2021 for his options to purchase shares of the Company’s common stock previously issued to him.

(4)	Mr. Aguilar was appointed on January 9, 2017 for a term of two years and, pursuant to the terms of a Director Agreement with Global Security Innovative Strategies, LLC (“GSIS”), will be paid an annual fee of $24,000 and was awarded Stock Options (the “Options”) to purchase 100,000 shares of the Company’s common stock with an exercise price of $2.90 per share. The Options vest as follows: 50,000 shares one year after the date of appointment so long as he is a member of the Board and 50,000 shares two years after the date of appointment so long as he is a member of the Board. Mr. Aguilar’s appointment will terminate, however, upon his resignation, removal or failure to be appointed or re-appointed by the Company’s shareholders as a director of the Company as provided for in its bylaws or as provided for under Nevada law, or upon request of the Company’s Chief Executive Officer.

(5)	Mr. Hoechst was appointed on December 13, 2017 for a term of two years and, pursuant to the terms of a Director Agreement, will be paid an annual fee of $24,000 and was awarded Stock Options (the “Options”) to purchase 100,000 shares of the Company’s common stock with an exercise price of $1.00 per share. The Options vest as follows: 50,000 shares one year after the date of appointment so long as he is a member of the Board and 50,000 shares two years after the date of appointment so long as he is a member of the Board. Mr. Hoechst’s appointment will terminate, however, upon his resignation, removal or failure to be appointed or re-appointed by the Company’s shareholders as a director of the Company as provided for in its bylaws or as provided for under Nevada law, or upon request of the Company’s Chief Executive Officer.

(6)	Mr. Miller was appointed on December 13, 2017 for a term of two years and, pursuant to the terms of a Director Agreement, will be paid an annual fee of $36,000 and was awarded Stock Options (the “Options”) to purchase 100,000 shares of the Company’s common stock with an exercise price of $1.00 per share. The Options vest as follows: 50,000 shares one year after the date of appointment so long as he is a member of the Board and 50,000 shares two years after the date of appointment so long as he is a member of the Board. Mr. Miller’s appointment will terminate, however, upon his resignation, removal or failure to be appointed or re-appointed by the Company’s shareholders as a director of the Company as provided for in its bylaws or as provided for under Nevada law, or upon request of the Company’s Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of and percent of the Company's common stock beneficially owned as of March 23, 2017, by all directors, our named executive officers, our directors and executive officers as a group, and persons or groups known by us to own beneficially 5% or more of our Common Stock having voting rights.

The business address of each of the beneficial owners listed below is c/o Drone Aviation Holding Corp., 11651 Central Parkway #118, Jacksonville, Florida 32224.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
5% Shareholders
Dr. Phillip Frost (2)	Common Stock	6,076,667	43.6%

Named Executive Officers and Directors
Jay Nussbaum (3)	Common Stock	6,043,433	44.3%

Felicia Hess (4)	Common Stock	2,769,833	25.7%

Daniyel Erdberg (5)	Common Stock	2,278,833	21.5%

Kevin Hess (6)	Common Stock	140,000	1.5%

Timothy Hoechst	Common Stock	0	0%

John E. Miller	Common Stock	0	0%

David Aquilar (7)	Common Stock	50,000	*

Executive Officers and Directors as a Group (8 persons)	Common Stock	17,358,766	48.3%

* less than 1%.

(1)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 23, 2018. On March 23, 2018, there were 9,182,470 shares of our common stock outstanding. To calculate a stockholder's percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 23, 2018. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person's name.

(2)	Represents 1,326,667 shares of common stock and 2,750,000 shares of common stock on an as-converted basis in respect of two convertible notes payable by the Company to Dr. Frost and 2,000,000 shares underlying vested warrants with an exercise price of $1.00 which expire on August 3, 2022.

(3)	Represents 1,593,433 shares of common stock, 1,500,000 shares of common stock on an as-converted basis in respect of a convertible note payable by the Company to Mr. Nussbaum and 50,000 shares underlying vested options with an exercise price of $5.00 which expire on December 10, 2018, 2,000,000 shares underlying vested options with an exercise price of $1.00 which expire on August 3, 2021 and 900,000 shares underlying vested options with an exercise price of $1.35 which expire on November 9, 2021.

(4)	Represents 1,189,833 shares of common stock, 75,000 shares underlying vested options with an exercise price of $6.00 which expire in May 2018, 5,000 shares underlying vested options with an exercise price of $5.00 which expire in December 2018, 1,200,000 shares underlying vested options with an exercise price of $1.00 which expire on August 3, 2021 and 300,000 shares underlying vested options with an exercise price of $1.35 which expire on November 9, 2021.

(5)	Represents 853,833 shares of common stock, 75,000 shares underlying vested options with an exercise price of $6.00 which expire in May 2018, 10,000 shares underlying vested options with an exercise price of $5.00 which expire in December 2018, 1,140,000 shares underlying vested options with an exercise price of $1.00 which expire on August 3, 2021 and 200,000 shares underlying vested options with an exercise price of $1.35 which expire on November 9, 2021.

(6)	Represents 50,000 shares of common stock, 75,000 shares underlying vested options with an exercise price of $6.00 which expire in May 2018 and 15,000 shares underlying vested options with an exercise price of $5.00 which expire in December 2018.

(7)	Represents 50,000 shares underlying vested options with an exercise price of $2.90 which expire on January 9, 2021.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	222,500	$3.97	695,747
Equity compensation plans not approved by security holders	9,885,000	1.29	0
Total	10,107,500	$1.35	695,747

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

From time to time we engage in transactions with related parties. The following is a summary of the related party transactions reflected on our consolidated balance sheet at December 31, 2017 and 2016.

Series 2016 Convertible Notes

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

On August 3, 2017, the Company entered into amendments with the owners and holders of the Series 2016 Convertible Notes to extend the maturity date for each of the notes to April 1, 2019 and revise the conversion price to mean $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

Series 2017 Convertible Note

On August 3, 2017, the Company issued a Secured Convertible Promissory Note Series 2017 due August 2, 2018 in the aggregate principal amount of $2,000,000 (the “Series 2017 Convertible Note”) in a private placement to Frost Nevada Investments Trust (“Frost Nevada”). Frost Nevada is a trust that is controlled by Dr. Frost, a substantial shareholder of the Company. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the loan. As of December 31, 2017, we have borrowed a total of $1,000,000 under the Series 2017 Secured Convertible Note leaving availability of $1,000,000 under such note. Accrued interest of $5,625 has been recognized as of December 31, 2017.

Global Security Innovative Strategies, LLC

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

Director Independence

Our securities are not quoted on an exchange that has requirements that a majority of our Board of Directors be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Even though we are not required to have any committees of the Board of Directors, our board Our Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. Our Board of Directors performs the functions customarily performed by a nominating committee. See Item 0. Directors, Executive Officers and Corporate Governance.

Item 14.  Principal Accounting Fees and Services.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

Audit Fees

Audit fees consist of fees billed for services associated with the audit of our annual financial statements, review of the Company’s financial statements included in Quarterly Reports on Form 10-Q, and services normally provided by the accounting firm for statutory and regulatory filings or engagements. For the year ended December 31, 2017, the audit fees totaled approximately $61,000. For the year ended December 31, 2016, the audit fees totaled approximately $50,500.

Audit-Related Fees

We did not incur any fees payable to our independent auditors for assurance and related services reasonably related to the performance of the audit or review of our financial statements during the fiscal years ended December 31, 2017 and 2016.

Tax Fees

We did not incur any fees payable to our independent auditors for professional services for tax compliance, tax advice, and tax planning during the fiscal years ended December 31, 2017 and 2016.

All Other Fees

We did not incur any fees payable to our independent auditors during the fiscal years ended December 31, 2017 and 2016 for products or services provided by our independent registered public accounting firm.

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

DRONE AVIATION HOLDING CORP.

Date: March 23, 2018	By:	/s/ JAY H. NUSSBAUM
Jay H. Nussbaum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAY H. NUSSBAUM	Chief Executive Officer and Director	March 23, 2018
Jay H. Nussbaum	(Principal Executive Officer)

/s/ KENDALL CARPENTER	Chief Financial Officer	March 23, 2018
Kendall Carpenter	(Principal Financial and Accounting Officer)

/s/ KEVIN HESS	Chief Technology Officer and Director	March 23, 2018
Kevin Hess

/s/ DAVID AGUILAR	Director	March 23, 2018
David Aguilar

/s/ JOHN E. MILLER	Director	March 23, 2018
John E. Miller

/s/ TIMOTHY HOECHST	Director	March 23, 2018
Timothy Hoechst

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated April 30, 2014, between Drone Aviation Holding Corp. and MacroSolve, Inc.	8-K	5/5/14	2.1	333-150332
2.2	Plan of Merger, effective March 26, 2015, between Drone Aviation Holding Corp. and Drone Aviation Corp.	10-K	3/31/15	10.14	333-150332
2.3	Asset Purchase Agreement, dated July 20, 2015, between Drone AFS Corp. Drone Aviation Holding Corp., Adaptive Flight, Inc., and the shareholders of Adaptive Flight, Inc.	8-K	7/21/15	10.1	333-150332
3.1	Articles of Incorporation of Drone Aviation Holding Corp., dated April 17, 2014	8-K	5/5/14	3.1	333-150332
3.2	Certificate of Amendment to Articles of Incorporation of Drone Aviation Holding Corp., dated October 29, 2015	8-K	10/30/15	3.1	333-150332
3.3	Bylaws of Drone Aviation Holding Corp.	8-K	5/5/14	3.6	333-150332
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	5/5/14	3.2	333-105332
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	5/5/14	3.3	333-105332
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock	8-K	5/5/14	3.4	333-105332
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	5/5/14	3.5	333-105332
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock	8-K	6/5/14	3.1	333-105332
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/5/14	3.2	333-105332
3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/3/15	3.3	333-105332
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	8/28/14	3.1	333-105332
3.12	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	6/3/15	3.4	333-105332
3.13	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.1	333-105332
3.14	Certificate of Correction to the Certificate of Designation of Preferences, rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.2	333-105332

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
4.1	Form of Convertible Promissory Note Series 2016 due October 1, 2017	8-K	9/30/16	4.1	333-105332
4.1(a)	(a) Form of Amendment to Convertible Promissory Note Series 2016	10-Q	8/4/17	4.1(a)	333-150332
4.1(b)	(b) Form of November 2017 Amendment to Convertible Promissory Note Series 2016	10-Q	11/13/17	4.1(b)	333-150332
4.1(c)	(c) Form of March 2018 Amendment to Convertible Promissory Note Series 2016					X
4.2	Form of Secured Convertible Promissory Note Series 2017-08 due August 2, 2018	10-Q	8/4/17	4.2	333-150332
10.1	Form of Indemnification Agreement for Directors and Officers	8-K	6/5/14	10.4	333-105332
10.2	Independent Contractor Agreement, dated July 29, 2013, by and among US Technik, Inc., Lighter Than Air Systems Corp., and World Surveillance Group, Inc.	8-K	6/5/14	10.9	333-105332
10.3	Form of Independent Contractor Agreement for members of the Strategic Advisory Board of Drone Aviation Holding Corp.	8-K	8/28/14	10.2	333-10532
10.4*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Daniyel Erdberg	10-Q	5/15/15	10.17	333-150332
10.4(a)*	(a) Amendment No. 1 to Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Daniyel Erdberg	8-K	10/7/15	10.2	333-150332
10.4(b)*	(b) Amendment No. 2 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp., and Daniyel Erdberg	10-Q	4/29/16	10.4	333-150332
10.4(c)*	(c) Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Daniyel Erdberg	8-K	9/30/16	10.5	333-150332
10.4(d)*	(d) Amendment No. 4 to Employment Agreement, dated August 3, 2017, between Drone Aviation Holding Corp., and Daniyel Erdberg	10-Q	8/4/17	10.4(d)	333-150332
10.5*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Felicia A. Hess	10-Q	5/15/15	10.15	333-150332
10.5(a)*	(a) Amendment No. 1 to Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Felicia Hess	8-K	10/7/15	10.1	333-150332
10.5(a)*	(b) Amendment No. 2 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Felicia Hess	10-Q	4/29/16	10.5	333-150332

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
10.5(b)*	(c) Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Felicia Hess	8-K	9/30/16	10.3	333-150332
10.5(c)*	(d) Amendment No. 4 to Employment Agreement, dated August 3, 2017, by and between Drone Aviation Holding Corp. and Felicia Hess	10-Q	8/4/17	10.5(d)	333-150332
10.6*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	5/15/15	10.16	333-150332
10.6(a)*	(a) Amendment No. 1 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	4/29/16	10.3	333-150332
10.6(b)*	(b) Amendment No. 2 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Kendall Carpenter	8-K	9/30/16	10.6	333-150332
10.6(c)*	(c) Amendment No. 3 to Employment Agreement, dated August 3, 2017, by and between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	8/4/17	10.6(c)	333-150332
10.7*	Director Agreement, dated June 4, 2015, between Drone Aviation Holding Corp. and Jay Nussbaum	8-K	6/5/15	10.1	333-150332
10.8	Intellectual Property Assignment Agreement, dated July 20, 2015, between Adaptive Flight, Inc., and Drone AFS Corp.	8-K	7/21/15	10.5	333-150332
10.9	Form of Non-Exclusive, Perpetual Intellectual Property and Patent License Agreement of Drone Aviation Holding Corp., dated July 20, 2015	8-K	7/21/15	10.6	333-150332
10.10*	Drone Aviation Holding Corp. 2015 Equity Incentive Plan	8-K	9/11/15	99.1	333-150332
10.11*	Amended and Restated Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Kevin Hess	8-K	10/7/15	10.3	333-150332
10.11(a)*	(a) Amendment No. 2 [sic] to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Kevin Hess	10-Q	4/29/16	10.1	333-150332
10.11(b)*	(b) Amendment No. 3 [sic] to Employment Agreement, dated September 26, 2016, between Drone Aviation Holding Corp. and Kevin Hess	8-K	9/30/16	10.4	333-150332
10.12	Form of Drone Aviation Holding Corp. Warrant to purchase Common Stock issued to Dougherty & Company, LLC, as Placement Agent	8-K	11/23/15	4.1	333-150332
10.13	Form of Drone Aviation Holding Corp. Common Stock Purchase Agreement for Private Offering Under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b)	8-K	11/23/15	10.1	333-150332

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
10.14	Form of Preferred Stock Conversion and Lockup Agreement for Series A Convertible Preferred Stock	8-K	11/23/15	10.2	333-150332
10.15	Form of Preferred Stock Conversion and Lockup Agreement for Series B Convertible Preferred Stock	8-K	11/23/15	10.3	333-150332
10.16	Form of Exchange Agreement for Series B-1 Convertible Preferred Stock	8-K	11/23/15	10.9	333-150332
10.17	Form of Preferred Stock Conversion and Lockup Agreement for Series C Convertible Preferred Stock	8-K	11/23/15	10.4	333-150332
10.18	Form of Preferred Stock Conversion and Lockup Agreement for Series D Convertible Preferred Stock	8-K	11/23/15	10.5	333-150332
10.19	Form of Preferred Stock Conversion Agreement for Series E Convertible Preferred Stock	8-K	11/23/15	10.6	333-150332
10.20	Form of Preferred Stock Conversion Agreement for Series F Convertible Preferred Stock	8-K	11/23/15	10.7	333-150332
10.21	Form of Preferred Stock Conversion Agreement for Series G Convertible Preferred Stock	8-K	11/23/15	10.8	333-150332
10.22*	Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	4/29/16	10.2	333-150332
10.22(a)*	(a) Amendment No. 1 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Jay H. Nussbaum	8-K	9/30/16	10.2	333-150332
10.22(b)*	(b) Amendment No. 2 to Employment Agreement, dated August 3, 2017, by and between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	8/4/17	10.22(b)	333-150332
10.23*	Form of Drone Aviation Holding Corp. Restricted Stock Agreement (Non-Assignable) (Effective April 27, 2016)	10-Q	7/29/16	10.7	333-150332
10.24*	Form of Drone Aviation Holding Corp. Restrictive Stock Agreement (Non-Assignable)	8-K	9/30/16	10.7	333-150332
10.25	Form of Subscription Agreement for Convertible Promissory Notes Series 2016 due October 1, 2017	8-K	9/30/16	10.1	333-150332

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
10.26	Offer Letter between Drone Aviation Holding Corp. and David V. Aguilar, accepted January 9, 2017	8-K	1/12/17	10.1	333-150332
10.27	Director Agreement, dated January 9, 2017, between Drone Aviation Holding Corp. and David V. Aguilar	8-K	1/12/17	10.2	333-150332
10.28*	Form of Drone Aviation Holding Corp. Nonqualified Stock Option Agreement	8-K	1/12/17	10.3	333-150332
10.29	Form of Promissory Note and Security Agreement issued by Drone Aviation Holding Corp. to City National Bank of Florida dated August 2, 2017	10-Q	8/4/17	10.29	333-150332
10.30	Form of Guarantee issued by Jay Nussbaum to City National Bank of Florida dated August 2, 2017	10-Q	8/4/17	10.30	333-150332
10.31	Indemnification Agreement between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	8/4/17	10.31	333-150332
10.32*	Form of Drone Aviation Holding Corp. Amendment to Restricted Stock Agreement dated August 3, 2017	10-Q	8/4/17	10.32	333-150332
10.33*	Form of Amendment No. 2 to Independent Contractor Agreement dated August 3, 2017	10-Q	8/4/17	10.33	333-150332
10.34*	Warrant issued by Drone Aviation Holding Corp. to Dr. Phillip Frost dated August 3, 2017	10-Q	8/4/17	10.34	333-150332
10.35	Consulting Agreement between Drone Aviation Holding Corp. and Global Security Innovative Strategies, LLC dated November 10, 2017	10-Q	11/13/2017	10.35	333-150332
21	List of Subsidiaries of Drone Aviation Holding Corp.	–	–	–	–	X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32**	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
101 INS***	XBRL Instance Document	–	–	–	–	X
101 SCH***	XBRL Taxonomy Extension Schema Document	–	–	–	–	X
101 CAL***	XBRL Taxonomy Calculation Linkbase Document	–	–	–	–	X
101 LAB***	XBRL Taxonomy Labels Linkbase Document	–	–	–	–	X
101 PRE***	XBRL Taxonomy Presentation Linkbase Document	–	–	–	–	X
101 DEF***	XBRL Taxonomy Extension Definition Linkbase Document	–	–	–	–	X

*	Indicates management contract or compensatory plan or arrangement.

**	Furnished herewith

***	These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

Drone Aviation Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Drone Aviation Holding Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

March 23, 2018

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	12/31/2017	12/31/2016
ASSETS

CURRENT ASSETS:
Cash	$615,375	$2,015,214
Accounts receivable - trade	110,065	394,000
Inventory, net	991,697	459,885
Prepaid expenses and deposits	103,008	120,614
Total current assets	1,820,145	2,989,713

PROPERTY AND EQUIPMENT, at cost:	253,444	179,627
Less - accumulated depreciation	(97,507)	(60,784)
Net property and equipment	155,937	118,843

OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets, net	997,667	1,289,667
Total other assets	1,097,466	1,389,466

TOTAL ASSETS	$3,073,548	$4,498,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$205,359	$293,922
Accounts payable due to related party	171,981	46,849
Bank Line of Credit	1,000,000	-
Related party convertible note payable, net of discount of $0 and $2,092,156, respectively	1,000,000	907,844
Derivative liability	-	1,832,013
Total current liabilities	2,377,340	3,080,628

LONG TERM LIABILITIES:
Related party convertible note payable	3,000,000	-

TOTAL LIABILITIES	$5,377,340	$3,080,628

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares; 0 and 100,100 shares issued and outstanding, at December 31, 2017 and December 31, 2016, respectively	$-	$10
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares; 0 shares issued and outstanding, at December 31, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares; 0 shares issued and outstanding, at December 31, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares; 0 shares issued and outstanding, at December 31, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares; 0 shares issued and outstanding, at December 31, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series E, $.0001 par value; authorized 5,400,000 shares; 0 shares issued and outstanding, at December 31, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series F, $.0001 par value; authorized 3,300,999 shares; 0 shares issued and outstanding, at December 31, 2017 and December 31, 2016, respectively	-	-
Convertible Preferred stock, Series G, $.0001 par value; authorized 8,000,000 shares; 0 shares issued and outstanding, at December 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $.0001 par value; authorized 300,000,000 shares; 9,182,470 and 8,682,220 shares issued and outstanding, at December, 2017 and December 31, 2016	918	868
Additional paid-in capital	27,692,067	21,089,301
Accumulated Deficit	(29,996,777)	(19,672,785)

Total stockholders' equity (deficit)	(2,303,792)	1,417,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,073,548	$4,498,022

The accompanying notes are an integral part of these consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2017	2016

Revenues	$562,078	$1,468,462

Cost of good sold	338,579	557,725

Gross profit	223,499	910,737

General and administrative expense	10,069,841	9,732,219

Loss from operations	(9,846,342)	(8,821,482)

Other income (expense)
Debt forgiveness	-	75,000
Loss on debt extinguishment	(681,988)	-
Derivative Gain	1,831,635	562,961
Interest expense	(1,627,297)	(349,994)

Total other income (expense)	(477,650)	287,967

NET LOSS	(10,323,992)	(8,533,515)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(10,323,992)	(8,533,515)

Weighted average number of common shares outstanding - basic and diluted	8,956,365	6,919,510

Basic and diluted net loss per share	$(1.15)	$(1.23)

The accompanying notes are an integral part of these consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2017 and 2016

	Common Stock		Preferred Stock Ser A		Preferred Stock Ser C		Preferred Stock Ser D		Preferred Stock Ser F		Preferred Stock Ser G		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, at December 31, 2015	5,125,585	$513	101,100	$10	73,387	$7	2,000,000	$200	1,999,998	$200	2,000,000	$200	$15,385,523	$(11,139,270)	$4,247,383

Net Loss														(8,533,515)	(8,533,515)
Conversion of Series A preferred stock to common stock	2,500	-	(1,000)	-									-		-
Conversion of Series C preferred stock to common stock	183,468	18			(73,387)	(7)							(11)		-
Conversion of Series D preferred stock to common stock	50,000	5					(2,000,000)	(200)					195		-
Conversion of Series F preferred stock to common stock	50,000	5							(1,999,998)	(200)			195		-
Conversion of Series G preferred stock to common stock	50,000	5									(2,000,000)	(200)	195		-
Adaptive Flight Asset Made Whole Stock	50,000	5											150,495		150,500
Stock Based Comp. - Employee Shares - Vesting for PY share issuance													874,440		874,440
Stock Based Comp. - Employee Shares - Vesting for CY share issuance	2,464,000	246											3,952,309		3,952,555
Stock Based Compensation - Non-employee Shares	210,000	21											377,766		377,787
Stock Based Compensation - Options and Warrants													348,244		348,244
Deemed Dividend	496,667	50											1,641,434		1,641,484
Deemed Dividend													(1,641,484)		(1,641,484)
Balance - December 31, 2016	8,682,220	$868	100,100	$10	-	$-	-	$-	-	$-	-	$-	$21,089,301	$(19,672,785)	$1,417,394

Net Loss														(10,323,992)	(10,323,992)
Stock Based Comp. - Employee Shares - Vesting for PY share issuance													1,071,323		1,071,323
Stock Based Compensation - Non-employee Shares	250,000	25											195,720		195,745
Stock Based Compensation - Options and Warrants													6,824,334		6,824,334
Conversion of Series A preferred stock to common stock	250,250	25	(100,100)	(10)									(15)		-
Stock Based Compensation - reverse amortization, vesting deemed improbable													(1,488,596)		(1,488,596)

Balance - December 31, 2017	9,182,470	$918	-	$-	-	$-	-	$-	-	$-	-	$-	$27,692,067	$(29,996,777)	$(2,303,792)

The accompanying notes are an integral part of these consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2017	2016
OPERATING ACTIVITIES:
Net loss	$(10,323,992)	$(8,533,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on derivative liability	(1,831,635)	(562,961)
Amortization expense of debt discount	1,409,790	302,818
Loss on debt extinquishment	681,988	-
Depreciation expense	36,723	33,789
Amortization expense of intangible assets	292,000	170,333
Gain on settlement of make whole provision	-	(11,000)
Gain on settlement of debt	-	(75,000)
Stock based compensation	6,602,806	5,553,026
Changes in current assets and liabilities:
Accounts receivable	283,935	(310,712)
Inventory	(531,812)	(341,090)
Prepaid expenses and other current assets	17,606	(64,990)
Accounts payable and accrued expense	(88,563)	213,165
Due to related party	125,132	40,849
Deferred revenue	-	(7,896)

Net cash used in operating activities	(3,326,022)	(3,593,184)

INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(73,817)	(16,336)

Net cash used in investing activities	(73,817)	(16,336)

FINANCING ACTIVITIES:
Proceeds from related party convertible note payable	1,000,000	-
Proceeds from bank line of credit	1,000,000	-
Cash repayment on OTCC loan	-	(35,000)
Proceeds from convertible Note Payable Series 2016	-	3,000,000

Net cash provided by financing activities	2,000,000	2,965,000

NET INCREASE (DECREASE) IN CASH	(1,399,839)	(644,520)

CASH, beginning of period	2,015,214	2,659,734

CASH, end of period	$615,375	$2,015,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year ended December 31:
Interest	$86,750	$327

Noncash investing and financing activities for the year ended December 31:
Common Stock issued for Adaptive Flight asset purchase make whole provision	$-	$150,500
Conversion of Series A preferred stock to common stock	$25	$-
Conversion of Series C preferred stock to common stock	$-	$18
Conversion of Series D preferred stock to common stock	$-	$5
Conversion of Series F preferred stock to common stock	$-	$5
Conversion of Series G preferred stock to common stock	$-	$5
Derivative liability on reset provision of Convertible Notes Payable Series 2016	$-	$2,394,974
Stock Issued for November 2015 PIPE Investors as consent shares	$-	$50

The accompanying notes are an integral part of these consolidated financial statements.

Drone Aviation Holding Corp.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2017 and 2016

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

Principle of Consolidation:

Our consolidated financial statements as of December 31, 2017 and 2016 include the accounts of Drone Aviation Holding Corp. and its subsidiaries: Drone AFS Corp. and Lighter Than Air Systems Corp (“LTAS”).

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

Cash Equivalents:

Cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions, including all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2017 and 2016.

Accounts Receivable and Credit Policies:

Accounts receivable-trade consists of amounts due from the sale of tethered aerostats, accessories, spare parts customization and refurbishment of aerostats.  Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At December 31, 2017 and 2016, the Company characterized $0 and $0 as uncollectible, respectively. There is a balance of $110,065 in accounts receivable-trade at December 31, 2017 for sales on account.

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

Property and Equipment:

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software.  Property and equipment consists of the following at December 31, 2017 and 2016:

	2017	2016
Shop Machinery and equipment	$87,704	$87,029
Computers and electronics	35,270	35,270
Office furniture and fixtures	37,814	37,814
Vehicle	73,142	-
Leasehold improvements	19,514	19,514
	253,444	179,627
Less - accumulated depreciation	(97,507)	(60,784)
	$155,937	$118,843

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.

During the year ended December 31, 2017, the Company purchased a vehicle for $73,142 and shop equipment for $675. During 2016, the Company purchased $16,336 of furniture and equipment.

The Company recognized $36,723 and $33,789 of depreciation expense for the year ended December 31, 2017 and 2016, respectively.

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles Goodwill and Other". ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company performed impairment analysis using the qualitative analysis under ASC 350-20 and noted no impairment issues for 2017 and 2016.

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

The Company also follows the guidance for accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2017 and 2016.

Employee Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company has elected to adopt ASU 2016-09 and has a policy to account for forfeitures as they occur.

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

As of December 31, 2017 and 2016, there was $171,981 and $46,849 accrued interest payable, respectively, to related parties on convertible notes payable.  See Note 6 – Related Party Convertible Notes Payable and Derivative Liability and Note 8 – Series 2017 Secured Convertible Note – Related Party for further information.

Earnings or Loss per Share:

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As further described in Footnote #6 – Related Party Convertible Notes Payable and Derivative Liability, $3,000,000 in convertible debt could be converted into 3,000,000 shares of common stock. As further described in Footnote #8 – Series 2017 Secured Convertible Note – Related Party, $1,000,000 in convertible debt could be converted into 1,000,000 shares of common stock. As further described in Footnote #12 – Employee Stock Options, 7,627,500 options are exercisable. As further described in Footnote #13 – Warrants, 2,232,500 warrants are exercisable. As there was a net loss for the years ended December 31, 2017 and 2016, basic and diluted losses per share in each such year are the same.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Tope 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. We expect the adoption of Topic 606 will not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the least term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations cash flows or financial condition.

Other than those pronouncements, management does not believe that there are any other recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company's financial statements.

2.	GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2017, the Company incurred a net loss of $10,323,992, generated negative cash flow from operations, has an accumulated deficit of $29,996,777 and working capital deficit of $557,195. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to create and market innovative products, raise capital, reduce debt or renegotiate terms, and to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	INVENTORIES

Inventories consisted of the following:

	2017	2016
Raw Materials	$114,119	$48,014
Work in progress	482,770	254,258
Finished Goods	398,912	160,819
In Transit	5,468	-
Less valuation allowance	(9,572)	(3,206)
Total	$991,697	$459,885

4.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	2017	2016
Prepaid insurance	$30,847	$29,911
Prepaid products and services	66,246	83,515
Prepaid rent and security deposit	5,915	7,188
	$103,008	$120,614

5.	INTANGIBLE ASSETS

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

The Company had a milestone of twelve months to complete a technology integration plan, the non-completion of which could result in the return of the purchased assets and termination of the Company’s obligations to release the escrow cash and shares. Additional milestones included exclusive, no-cost and perpetual licenses to all contributing intellectual property included or related to the purchased assets. As such time as all milestones were met, one-half of the escrow shares were to be released to AFI. Upon termination of the escrow agreement, anticipated to be twelve months from the closing of the asset purchase, if all milestones had been met, the remaining escrow shares would be released to AFI; but if all milestones have not been met, the escrow cash and escrow shares would be released to the Company and the purchased assets would be returned to AFI. According to the terms of the Escrow Agreement, if the escrow share value was less than $1,400,000, the Company must issue an additional number of unregistered shares, not to exceed 50,000 shares. At December 31, 2015, the value of the 150,000 shares was $3.23 per share, or $484,500. The Company recorded $161,500 as an additional liability and expense at December 31, 2015 for the cost of 50,000 shares at $3.23 per share. On June 3, 2016, the Integration Plan was deemed to be completed. At June 3, 2016, the value of the 150,000 shares was $3.01 per share, or $451,150. The additional liability was reduced to $150,500 for the cost of 50,000 shares at $3.01 per share. The Company recorded the $11,000 reduction in the additional liability through the statement of operations at June 3, 2016. The Company began amortizing the $1,460,000 of purchased assets over a sixty-month period on June 3, 2016 in the amount of $24,333 per month. Total amortization expense for the years ended December 31, 2017 and 2016 was $292,000 and $170,333, respectively. The remaining unamortized balance of $997,667 is estimated be amortized in the estimated amounts of $292,000 per year for 2018 through 2020 and $121,667 in 2021.

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

On November 9, 2017, the Company entered into amendments (the “November 2017 Convertible Note Amendments”) with the owners and holders of the Series 2016 Convertible Notes to permit the payment of, at the holders’ election, accrued and unpaid interest either in monthly or quarterly payments at any time after the Effective Date. Both the principal amount and accrued interest may be paid with: (i) cash; (ii) the issuance and delivery to the holder of shares of common stock of the Company at the conversion price provided for in the Series 2016 Convertible Note; or (iii) any combination of cash and shares of Common Stock, as determined by the holder in its sole discretion.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of December 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of December 31, 2017	$0	$0	$0	$0
Derivative liabilities as of December 31, 2016	$0	$0	$1,832,013	$1,832,013

The Company used the lattice model for valuation of derivative liabilities at December 31, 2016.

The following table represents the change in the fair value of the derivative liabilities during the years ended December 31, 2017 and 2016:

Fair value of derivative liabilities as of December 31, 2015	$0
Fair value of derivative liability at September 30, 2016 recorded as debt discount	2,394,974
Change in fair value of derivative liabilities	(562,961)
Fair value of derivative liabilities as of December 31, 2016	$1,832,013
Change in fair value of derivative liabilities	(1,831,635)
Gain on extinguishment of debt	(378)
Fair value of derivative liabilities as of December 31, 2017	$0

The amortization of the debt discount is $1,409,790 and $302,818 for the years ended December 31, 2017 and 2016, respectively. The $3,000,000 payable associated with the Convertible Promissory Notes Series 2016 due October 1, 2017 is $907,844 as of December 31, 2016, net of a $2,092,156 debt discount which is being amortized over the life of the loan using the effective interest method.

7.	REVOLVING LINE OF CREDIT

On August 2, 2017, the Company issued a promissory note to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, the CNB Note. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the note, the Company or Mr. Nussbaum does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself secure. The CNB Note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may prepay the note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $600,000. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the note. The CNB Note is personally guaranteed by Mr. Nussbaum, the Company’s Chief Executive Officer pursuant to written guarantee in favor of CNB (the “CNB Guarantee”). Mr. Nussbaum and the Company are obligated to maintain an unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the note, we entered into a security agreement in favor of CNB (the “Security Agreement”) encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with an approximate balance of $90,000. As of December 31, 2017, $1,000,000 has been drawn against the line of credit. Accrued interest of $5,625 has been recognized as of December 31, 2017.

Indemnification Agreement

On August 3, 2017, the Company entered into an Indemnification Agreement with Mr. Nussbaum in order to indemnify and defend him to the fullest extent permitted by law for any claim, expense or obligation which might arise as a result of his guarantee of the CNB Note.

8.	SERIES 2017 SECURED CONVERTIBLE NOTE – RELATED PARTY

On August 3, 2017, the Company issued a Secured Convertible Promissory Note Series 2017 due August 2, 2018 in the aggregate principal amount of $2,000,000 (the “Series 2017 Convertible Note”) in a private placement to Frost Nevada Investments Trust (“Frost Nevada”). Frost Nevada is a trust that is controlled by Dr. Frost, a substantial shareholder of the Company. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the loan. The Company may request advances of principal under this note equal to and at the same time as it requests advances, if any, pursuant to the CNB Note. The note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate. The Company may prepay the notes at any time without penalty. If the Company does not prepay the note in full or the holder does not convert the note before the maturity date, the Company may pay the outstanding principal amount and any accrued and unpaid interest on the maturity date with cash or with common stock or through a combination of cash and stock at Frost Nevada’s discretion. The conversion price under the note is $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Series 2017 Convertible Note is secured by a security interest in all the Company’s assets. This security interest is subordinate to the security interest of CNB discussed in Footnote #7 above. As of December 31, 2017, $1,000,000 has been drawn against the line of credit. Accrued interest of $5,625 has been recognized as of December 31, 2017.

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

10.	SHAREHOLDERS’ EQUITY

For the year ended December 31, 2017

The Company issued a total of 500,250 shares of common stock during the year ended December 31, 2017, as described below:

On April 24, 2017, the holder of Series A preferred stock converted a total of 100,100 shares of Series A for an aggregate of 250,250 shares of restricted common stock in accordance with their conversion rights which includes a blocker with respect to individual ownership percentages.

On August 3, 2017, the Company entered into an amendment to the August 24, 2014 Independent Contractor Agreements it entered into with Dr. Philip Frost and Steven Rubin who serve as members of the Company’s Strategic Advisory Board (the “SAB Amendments”). The SAB Amendments extend the term of the agreements from May 1, 2017 until April 30, 2018 and provide for the following equity based compensation: (a) for Dr. Frost, a warrant to purchase 2,000,000 shares of the Company’s Common Stock (the “Frost Warrant”) and an award of 150,000 shares of the Company’s unregistered restricted Common Stock and (b) for Mr. Rubin, an award of 100,000 shares of the Company’s unregistered restricted Common Stock. The restricted stock vests upon the occurrence of a change of control (as defined in the SAB Amendments). The Warrant has a term of five years and exercise price of $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Company recognized $155,001 expense for the pro rata portion of shares earned by the two members during the twelve months ended December 31, 2017, amortizing the expense over the 12 months of the service agreement regardless of the vesting condition.

As of December 31, 2017, the Company had unamortized stock compensation of $77,500 for non-employees.

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

The Company issued 50,000 shares of common stock to AFI, as discussed above in Note 5 – Intangible Assets, after all milestones had been met as a requirement of the terms of the Escrow Agreement because the value of the escrowed shares fell below $1,400,000 and triggered a “make whole” provision. A gain of $11,000 was recognized since the fair value of $150,500 on the date of issuance was less than the original accrual.

The Company issued 100,000 shares of common stock with monthly vesting provisions to a newly-appointed director, Lt. Gen. Michael T. Flynn, for 24 months of services. Lt. Gen. Flynn could earn a pro rata portion of the shares, calculated based on the twenty-four-month vesting schedule. Lt. General Flynn resigned as a director on December 31, 2016 due to his appointment as National Security Advisor to President Donald Trump. Lt. General Flynn forfeited 66,667 unvested shares and disclaimed 33,333 vested shares. The Company recorded $97,000 in stock based compensation related to General Flynn’s board service which could not be reversed upon his disclaimer due to ASC 718-20-35-3 which stipulated that once an award vested, the compensation cost could not be reversed.

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

In September 2016, the Company issued 1,339,000 shares of restricted common stock outside of the 2015 Equity Plan to employees Jay Nussbaum, Felicia Hess, Daniyel Erdberg, Kendall Carpenter, Mike Silverman and Lt. Gen. Michael Flynn pursuant to Stock Award Agreements. The shares will vest upon consummation of a significant equity and/or debt financing of at least $5,000,000 provided that the holder remains engaged by the Company through the vesting date. Lt. Gen. Flynn resigned as a director on December 31, 2016 due to his appointment as National Security Advisor to President Donald Trump. Lt. Gen. Flynn forfeited 25,000 unvested shares. The Company did not recognize any expense for the 25,000 cancelled Flynn shares for the year ended December 31, 2016. The Company recognized $970,067 stock based compensation during the six months ended June 30, 2017 and $508,940 in stock based compensation during the twelve months ended December 31, 2016. On that same date, the Company issued 35,000 shares of common stock outside the 2015 Equity Plan with the same conditions to Reginald Brown pursuant to Stock Aware Agreement for consulting services. The Company recognized $11,065 stock based compensation during the twelve months ended December 31, 2016. As of August 3, 2017, the Company does not believe the vesting conditions are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with the September 2016 shares.  Consequently, previously recorded stock based compensation of $1,488,596 was reversed during the nine months ended September 30, 2017.

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

The Company issued 150,000 shares of common stock with monthly vesting provisions to Strategic Advisory Board members, Dr. Philip Frost and Steven Rubin, for 12 months of services. The advisors can earn a pro rata portion of the shares, calculated based on the twelve-month vesting period, in the event the service agreements are terminated prior to the expiration date as described in the agreements. The Company recognized a total of $29,500 and $284,000 expense for the pro rata portion of shares earned by the two members during the years ended December 31, 2017 and 2016, respectively.

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

On June 1, 2015, the Company issued 50,000 shares of common stock with monthly vesting provisions to the Chairman of the Board for twenty-four months services pursuant to a Director Agreement. The Chairman can earn a pro rata portion of the shares, calculated on a twenty-four month vesting period, in the event the Chairman relinquishes his position and board seat prior to the expiration date of the Director Agreement. The Company recognized a total of $112,500 and $270,000 expense for the pro rata portion of shares earned by the Chairman during 2017 and 2016, respectively.

On September 4, 2015, the Company issued 450,000 shares of common stock to four management employees and one director pursuant to stock award agreements. The vesting condition of the shares was for consummation of a $4,000,000 equity or debt financing provided that the holder remains engaged by the Company through the vesting date. On February 4, 2016, the Board deemed that vesting had occurred. Stock based compensation of $604,440 was recognized in 2016.

11.	PREFERRED STOCK

For the year ended December 31, 2017

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

For the year ended December 31, 2016

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

12.	EMPLOYEE STOCK OPTIONS

For the year ended December 31, 2017

On January 9, 2017, the Company issued an option to purchase 100,000 shares of common stock with an exercise price of $2.90 per share to a director. The option vests 50,000 after one year from grant date and another 50,000 two years from grant date with an expiration date of four years from grant date provided that the Director is still providing service to the Company. During the twelve months ended December 31, 2017, $129,059 compensation expense was recognized on these 100,000 options.

On August 3, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 5,210,000 options to purchase the Company’s common stock to officers, directors and employees for services provided. Jay Nussbaum was issued 2,000,000 options, Felicia Hess was issued 1,200,000 options, Dan Erdberg was issued 1,140,000 options, Kendall Carpenter was issued 275,000 options, Directors David Aguilar, Mike Haas and General Wayne Jackson were issued 100,000, 10,000 and 10,000 options, respectively. The remaining 475,000 options were issued to employees and consultants. These stock options immediately vested, are exercisable at an exercise price of $1.00 per share and expire on August 3, 2021. During the twelve months ended December 31, 2017, $3,354,097 compensation expense was recognized on these 5,210,000 options.

On November 9, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 2,000,000 options to purchase the Company’s common stock to officers, directors, and for services provided. Jay Nussbaum was issued 900,000 options, Felicia Hess was issued 300,000 options, Dan Erdberg was issued 200,000 options, Kendall Carpenter was issued 170,000 options, Directors David Aguilar, Mike Haas and General Wayne Jackson were issued 10,000, 10,000 and 10,000 options, respectively. Reginald Brown, Jr. was issued 400,000 options. These stock options immediately vested, are exercisable at an exercise price of $1.35 per share and expire on November 9, 2021. During the twelve months ended December 31, 2017, $1,846,075 compensation expense was recognized on these 2,000,000 options

On December 13, 2017, upon approval of the Company’s board of directors the Company issued outside its 2015 Equity Plan, 100,000 options each to two newly-appointed directors, or a total of 200,000 options. These options vest 50% after one year and the remaining 50% after two years provided the director is still actively involved with the Company. The options are exercisable at an exercise price of $1.00 per share and expire on December 13, 2021. During the twelve months ended December 31, 2017, $3,593 compensation expense was recognized on these 200,000 options with a remaining balance of $96,196 to be recognized over the vesting period.

One June 1, 2015, the Company issued an option award to an employee for 37,500 shares vesting over three years with an exercise price of $10.80 and expiration date of May 4, 2019. During the twelve months ended December 31, 2017 and 2016, $54,943 and $122,058 compensation expense was recognized on these 37,500 options, respectively.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 7,510,000 options granted during the twelve months ended December 31, 2017.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during 2017 and 2016:

	2017	2016
Expected dividend yield	0%	0%
Expected volatility	82-100%	102-108%
Risk-free interest rate	1.50-2.01%	0.79 – 1.38%
Expected life of options	2.5-4.0 years	2.0 – 3.0 years

Under the Black-Scholes option pricing model, the fair value of the 7,510,000 options granted during the twelve months ended December 31, 2017 is estimated at $5,474,133 on the date of grant. During the twelve months ended December 31, 2017, $5,332,824 compensation expense was recognized on these 7,510,000 options.

During 2017, the Company cancelled 2,500 options issued December 10, 2015 with a strike price of $5.00 and cancelled 5,000 options issued July 28, 2016 with a strike price of $3.77 that had been issued to two employees who left the Company without exercising their options.

The following table represents stock option activity as of and for the period ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2015	392,500	$6.19	2.62	$0.00
Exercisable – December 31, 2015	355,000	$5.70	2.55	$0.00
Granted	65,000	$2.99
Exercised or Vested	-	$0.00
Cancelled or Expired	(15,000)	$3.61
Outstanding – December 31, 2016	442,500	$5.81	1.72
Exercisable – December 31, 2016	407,500	$5.57	1.65	$0.00
Granted	7,510,000	$1.12
Cancelled or Expired	(7,500)	$4.18
Outstanding – December 31, 2017	7,945,000	$1.38	3.50
Exercisable – December 31, 2017	7,627,500	$1.35	3.50	$0.00

For the year ended December 31, 2016

During 2016, the Company granted 65,000 common stock options to employees for service provided. Of these, 50,000 options were granted to two employees and were immediately vested with an exercise price of $2.91 and the expiration date is April 27, 2019. One of these employees terminated and did not exercise her 10,000 options resulting in the expiration of the option. Another 5,000 options were immediately vested and were granted with an exercise price of $3.77 and the expiration date is July 29, 2019. Another employee received 10,000 options with two-year vesting and an exercise price of $3.00 and an expiration date of December 6, 2019. The Company recognized $10,516 expense in 2017 relative to that option. Two employees who received 2,500 options each in December 2015 terminated their employment and did not exercise their options resulting in the expiration of a total of 5,000 options.  During 2016, $229,563 compensation expense was recognized.

13.	WARRANTS

For the year ended December 31, 2017

On August 3, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 30,000 warrants to purchase the Company’s common stock to consultants for services provided. These warrants are immediately vested, are exercisable at an exercise price of $1.00 per share and expire on August 3, 2021. The Company recognized $19,269 in compensation cost during the twelve months ended December 31, 2017.

On August 3, 2017, the Company issued a warrant to purchase 2,000,000 shares of the Company’s common stock to Dr. Philip Frost for services to be provided under the terms of his service to the Strategic Advisory Board through April 2018. These warrants immediately vested, are exercisable at an exercise price of $1.00 per shares and expire on August 3, 2022. The Company recognized $1,391,793 in compensation cost during the twelve months ended December 31, 2017.

On November 9, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 20,000 warrants to purchase the Company’s common stock to consultants for services provided. These warrants are immediately vested, are exercisable at an exercise price of $1.35 per share and expire on November 9, 2021. The Company recognized $18,456 in compensation cost during the twelve months ended December 31, 2017.

The following table summarizes the assumptions used to estimate the fair value of the 2,050,000 warrants granted during 2017 as of re-measurement dates:

2017

Expected dividend yield	0%
Expected volatility	190-212%
Risk-free interest rate	1.52-1.88%
Expected life of warrants	4-5 years

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

Under the Black-Scholes warrant pricing model, fair value of the 12,500 warrants granted during 2015 is estimated at $0 as of re-measurement dates. During the twelve months ended December 31, 2017, $(3,467) compensation expense was recognized on these 12,500 warrants.

During 2016, $118,681 compensation expense was recognized.

The following table represents warrant activity as of and for the period ended December 31, 2017 and 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2015	134,209	$23.87	3.66
Exercisable – December 31, 2015	104,209	$27.87	4.01	$0.00
Granted	60,000	$2.91
Forfeited or Expired	(10,472)	$193.72
Outstanding – December 31, 2016	183,737	$7.35	2.70
Exercisable – December 31, 2016	171,237	$7.15	2.79	$0.00
Granted	2,050,000	$1.00
Forfeited or Expired	(1,237)	$303.37
Outstanding – December 31, 2017	2,232,500	$1.36	4.34
Exercisable – December 31, 2017	2,232,500	$1.36	4.34	$0.00

14.	INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. On December 22, 2017, H.R. 1, formally known as the Tax Cut and Jobs Act (the "Act") was enacted into law. The Act provides for significant tax law changes and modifications with varying effective dates. The major change that affects the Company is reducing the corporate income tax rate from 35% to 21%.

The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $10,718,755 for 2017 and $7,573,280 for 2016 and will begin expiring in 2034. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The $10,718,755 estimate of net operating loss carry-forward is calculated after we consider the effect of Section 382.

Deferred tax assets consist of the tax effect of net operating loss carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

	December 31, 017	December 31, 2016
Net operating loss carry-forwards	$2,250,939	$2,574,915
Valuation allowance	(2,250,939)	(2,574,915)
	$0	$0

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

Year 2018 - $ 75,437
Year 2019 - $ 77,309
Year 2020 - $ 45,651

Rent expense in 2017 and 2016 was $131,710, and $108,600, respectively.

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At December 31, 2017, accounts receivable from two customers comprised 100% of the Company’s total accounts receivable-trade. Revenues from four customers approximated 85% of total revenues for 2017. At December 31, 2016, accounts receivable from one customer comprised 100% of the Company’s total accounts receivable-trade. Revenues from one customer approximated 87% of total revenues for 2016.

17.	SUBSEQUENT EVENTS

On February 22, 2018, the Company drew down on the Revolving Line of Credit described in Footnote #7 in the amount of $250,000. On the same day, the Company drew down on the Series 2017 Secured Convertible Note described in Footnote #8 in the amount of $250,000.

On March 23, 2018, the Company entered into amendments (the “March 2018 Convertible Note Amendments”) with the owners and holders of the Series 2016 Convertible Notes described in Footnote #6 to extend the maturity date from April 1, 2019 until October 1, 2020.

