Form 10-Q
period 2018-03-31
DRONE AVIATION HOLDING CORP.
filed 2018-05-10
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 10, 2018, there were 9,182,470 shares of registrant’s common stock outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

DRONE AVIATION HOLDING CORP.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	3/31/2018	12/31/2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$938,692	$615,375
Accounts receivable - trade	44,409	110,065
Inventory, net	647,054	991,697
Prepaid expenses and deposits	90,754	103,008

Total current assets	1,720,909	1,820,145

PROPERTY AND EQUIPMENT, at cost:	176,706	253,444
Less - accumulated depreciation	(99,103)	(97,507)

Net property and equipment	77,603	155,937

OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets, net	924,667	997,667

Total other assets	1,024,466	1,097,466

TOTAL ASSETS	$2,822,978	$3,073,548

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$108,930	$205,359
Accounts payable due to related party	172,634	171,981
Bank Line of Credit	1,250,000	1,000,000
Related party convertible note payable, net of discount of $0 and $0, respectively	1,250,000	1,000,000

Total current liabilities	2,781,564	2,377,340

LONG TERM LIABILITIES:
Related party convertible note payable	3,000,000	3,000,000

TOTAL LIABILITIES	$5,781,564	$5,377,340

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares; 0 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	$-	$-
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares; 0 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	-	-
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares; 0 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	-	-
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares; 0 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	-	-
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares; 0 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	-	-
Convertible Preferred stock, Series E, $.0001 par value; authorized 5,400,000 shares; 0 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	-	-
Convertible Preferred stock, Series F, $.0001 par value; authorized 3,300,999 shares; 0 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	-	-
Convertible Preferred stock, Series G, $.0001 par value; authorized 8,000,000 shares; 0 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $.0001 par value; authorized 300,000,000 shares; 9,182,470 and 9,182,470 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	918	918
Additional paid-in capital	28,715,563	27,692,067
Retained Deficit	(31,675,067)	(29,996,777)

Total stockholders’ equity (deficit)	(2,958,586)	(2,303,792)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,822,978	$3,073,548

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017

Revenues	$869,023	$367,653

Cost of good sold	474,393	243,530

Gross profit	394,630	124,123

General and administrative expense	2,002,609	1,519,969

Loss from operations	(1,607,979)	(1,395,846)

Other income (expense)
Derivative Gain	-	753,798
Interest expense	(70,311)	(481,346)

Total other income (expense)	(70,311)	272,452

NET LOSS	(1,678,290)	(1,123,394)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,678,290)	(1,123,394)

Weighted average number of common shares outstanding - basic and diluted	9,182,470	8,682,220

Basic and diluted net loss per share	$(0.18)	$(0.13)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	3/31/2018	3/31/2017
OPERATING ACTIVITIES:
Net loss	$(1,678,290)	$(1,123,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on derivative liability	-	(753,798)
Depreciation	11,847	8,772
Loss on disposal of property, plant, and equipment	8,417	-
Amortization expense of intangible assets	73,000	73,000
Amortization expense of debt discount	-	436,962
Stock based compensation	1,023,496	633,609
Changes in current assets and liabilities:
Accounts receivable	65,656	236,150
Inventory	344,643	(23,047)
Prepaid expenses and other current assets	12,254	30,241
Accounts payable and accrued expense	(96,429)	(122,936)
Due from related party	653	44,384

Net cash used in operating activities	(234,753)	(560,057)

INVESTING ACTIVITIES:
Cash received from sale of vehicle	60,000	-
Cash paid on fixed assets	(1,930)	(675)

Net cash provided by (used) in investing activities	58,070	(675)

FINANCING ACTIVITIES:
Proceeds from related party convertible note payable	250,000	-
Proceeds from bank line of credit	250,000	-

Net cash provided by financing activities	500,000	-

NET INCREASE (DECREASE) IN CASH	323,317	(560,732)

CASH, beginning of period	615,375	2,015,214

CASH, end of period	$938,692	$1,454,482

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarters ended March 31:
Interest	$68,389	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended March 31, 2018

1.	BASIS OF PRESENTATION

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2017 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements. The consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Tope 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The adoption of Topic 606 does not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

2.

GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the quarter ended March 31, 2018, the Company incurred a net loss of $1,678,290, generated negative cash flow from operations, has an accumulated deficit of $31,675,067 and working capital deficit of $1,060,655. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to create and market innovative products, raise capital, reduce debt or renegotiate terms, and to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of March 31, 2018, and December 31, 2017, there was $172,634 and $171,981 accrued interest payable, respectively, to related parties on convertible notes payable.

4.	INVENTORY

Inventories are stated at the lower of cost or market, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our supplies, and the estimated utility of our inventory. If the review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of goods sold. Allowance for slow moving items increased $6,366 due to a type of aerostat material which was custom ordered. Inventory consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Raw Materials	$83,018	$114,119
Work in Progress	156,375	482,770
Finished Goods	417,233	398,912
In Transit	0	5,468
Less valuation allowance	(9,572)	(9,572)
Total	$647,054	$991,697

5.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software and leasehold improvements.   During the three months ended March 31, 2018, the Company invested $1,930 in shop machinery and equipment. During that same time period, the company sold a company vehicle for $60,000 cash and wrote off several items of abandoned equipment resulting in a $8,417 loss on disposal of assets. Depreciation expense was $11,847 and $8,772 for the three months ended March 31, 2018 and 2017, respectively. Property and equipment consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Shop machinery and equipment	$87,534	$87,704
Computers and electronics	31,844	35,270
Office furniture and fixtures	37,814	37,814
Vehicle	0	73,142
Leasehold improvements	19,514	19,514
	176,706	253,444
Less - accumulated depreciation	(99,103)	(97,507)
	$77,603	$155,937

6.	INTANGIBLE ASSETS

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

The Company had a milestone of twelve months to complete a technology integration plan, the non-completion of which could result in the return of the purchased assets and termination of the Company’s obligations to release the escrow cash and shares. Additional milestones included exclusive, no-cost and perpetual licenses to all contributing intellectual property included or related to the purchased assets. As such time as all milestones were met, one-half of the escrow shares were to be released to AFI. Upon termination of the escrow agreement, anticipated to be twelve months from the closing of the asset purchase, if all milestones had been met, the remaining escrow shares would be released to AFI; but if all milestones have not been met, the escrow cash and escrow shares would be released to the Company and the purchased assets would be returned to AFI. According to the terms of the Escrow Agreement, if the escrow share value was less than $1,400,000, the Company must issue an additional number of unregistered shares, not to exceed 50,000 shares. At December 31, 2015, the value of the 150,000 shares was $3.23 per share, or $484,500. The Company recorded $161,500 as an additional liability and expense at December 31, 2015 for the cost of 50,000 shares at $3.23 per share. On June 3, 2016, the Integration Plan was deemed to be completed. At June 3, 2016, the value of the 150,000 shares was $3.01 per share, or $451,150. The additional liability was reduced to $150,500 for the cost of 50,000 shares at $3.01 per share. The Company recorded the $11,000 reduction in the additional liability through the statement of operations at June 3, 2016. The Company began amortizing the $1,460,000 of purchased assets over a sixty-month period on June 3, 2016 in the amount of $24,333 per month. Total amortization expense for the three months ended March 31, 2018 was $73,000. The remaining unamortized balance of $924,667 is estimated be amortized in the estimated amounts of $219,000 during 2018 and $292,000 per year for 2019 through 2020 and $121,667 in 2021.

The asset acquisition did not qualify as a business combination under ASC 805-10 and has been accounted for as a regular asset purchase.

7.	RELATED PARTY CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

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

On March 23, 2018, the Company entered into amendments (the “March 2018 Convertible Note Amendments”) with the owners and holders of the Series 2016 Convertible Notes to extend the maturity date from April 1, 2019 until October 1, 2020. The Company evaluated the modification under ASC 470-50 and determined that is not qualified as an extinguishment of debt.

As of March 31, 2018, and December 31, 2017, $165,740 and $166,356 accrued interest has been recorded, respectively.

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

8.	REVOLVING LINE OF CREDIT

On August 2, 2017, the Company issued a promissory note to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, the CNB Note. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the note, the Company or Mr. Nussbaum does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The CNB Note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may prepay the note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $600,000. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the note. The CNB Note is personally guaranteed by Mr. Nussbaum, the Company’s Chief Executive Officer pursuant to written guarantee in favor of CNB (the “CNB Guarantee”). Mr. Nussbaum and the Company are obligated to maintain an unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the note, we entered into a security agreement in favor of CNB (the “Security Agreement”) encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with an approximate balance of $90,000. As of March 31, 2018, $1,250,000 has been drawn against the line of credit. Accrued interest of $6,894 has been recognized as of March 31, 2018.

Indemnification Agreement

On August 3, 2017, the Company entered into an Indemnification Agreement with Mr. Nussbaum in order to indemnify and defend him to the fullest extent permitted by law for any claim, expense or obligation which might arise as a result of his guarantee of the CNB Note.

9.	SERIES 2017 SECURED CONVERTIBLE NOTE – RELATED PARTY

On August 3, 2017, the Company issued a Secured Convertible Promissory Note Series 2017 due August 2, 2018 in the aggregate principal amount of $2,000,000 (the “Series 2017 Convertible Note”) in a private placement to Frost Nevada Investments Trust (“Frost Nevada”). Frost Nevada is a trust that is controlled by Dr. Frost, a substantial shareholder of the Company. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the loan. The Company may request advances of principal under this note equal to and at the same time as it requests advances, if any, pursuant to the CNB Note. The note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate. The Company may prepay the notes at any time without penalty. If the Company does not prepay the note in full or the holder does not convert the note before the maturity date, the Company may pay the outstanding principal amount and any accrued and unpaid interest on the maturity date with cash or with common stock or through a combination of cash and stock at Frost Nevada’s discretion. The conversion price under the note is $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Series 2017 Convertible Note is secured by a security interest in all the Company’s assets. This security interest is subordinate to the security interest of CNB discussed in Footnote #7 above. As of March 31, 2018, $1,250,000 has been drawn against the line of credit. Accrued interest of $6,894 has been recognized as of March 31, 2018.

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

10.	SHAREHOLDERS’ EQUITY

On August 3, 2017, the Company entered into an amendment to the August 24, 2014 Independent Contractor Agreements it entered into with Dr. Philip Frost and Steven Rubin who serve as members of the Company’s Strategic Advisory Board (the “SAB Amendments”). The SAB Amendments extend the term of the agreements from May 1, 2017 until April 30, 2018 and provide for the following equity based compensation: (a) for Dr. Frost, a warrant to purchase 2,000,000 shares of the Company’s Common Stock (the “Frost Warrant”) and an award of 150,000 shares of the Company’s unregistered restricted Common Stock and (b) for Mr. Rubin, an award of 100,000 shares of the Company’s unregistered restricted Common Stock. The restricted stock vests upon the occurrence of a change of control (as defined in the SAB Amendments). The Warrant has a term of five years and exercise price of $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Company recognized $39,791 expense for the pro rata portion of shares earned by the two members during the three months ended March 31, 2018, amortizing the expense over the 12 months of the service agreement regardless of the vesting condition.

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

On March 28, 2017, these awards were modified in recognition of the Company securing a substantial sales order and recent business development activity, and vested on that date. On that date, the awards were determined to be probable for vesting and stock-based compensation was recognized based on the fair market value of the stock on March 28, 2017. The Company recorded $944,300 in stock-based compensation for these awards.

11.	EMPLOYEE STOCK OPTIONS

On March 28, 2018, upon approval of the Company’s board of directors the Company granted outside its 2015 Equity Plan, 100,000 options each to a newly-appointed director, Robert Guerra. These options vest 50% one year after the date of grant and the remaining 50% two years after the date of grant provided the director is still actively involved with the Company. The options are exercisable at an exercise price of $1.00 per share and expire on March 28, 2022. During the three months ended March 31, 2018, $190 compensation expense was recognized on these 100,000 options with a remaining balance of $31,132 to be recognized over the vesting period.

On December 13, 2017, upon approval of the Company’s board of directors the Company issued outside its 2015 Equity Plan, 100,000 options each to two newly-appointed directors, or a total of 200,000 options. These options vest 50% after one year and the remaining 50% after two years provided the director is still actively involved with the Company. The options are exercisable at an exercise price of $1.00 per share and expire on December 13, 2021. During the three months ended March 31, 2018 and twelve months ended December 31, 2017, $18,213 and $3,593, respectively, compensation expense was recognized on these 200,000 options with a remaining balance of $77,983 to be recognized over the vesting period.

On November 9, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 2,000,000 options to purchase the Company’s common stock to officers, directors, and for services provided. Jay Nussbaum was issued 900,000 options, Felicia Hess was issued 300,000 options, Dan Erdberg was issued 200,000 options, Kendall Carpenter was issued 170,000 options, Directors David Aguilar, Mike Haas and General Wayne Jackson were issued 10,000, 10,000 and 10,000 options, respectively. Reginald Brown, Jr. was issued 400,000 options. These stock options immediately vested, are exercisable at an exercise price of $1.35 per share and expire on November 9, 2021. During the twelve months ended December 31, 2017, $1,846,075 compensation expense was recognized on these 2,000,000 options

During 2016, the Company granted 10,000 options to an employee with two-year vesting and an exercise price of $3.00 and an expiration date of December 6, 2019. The Company recognized $1,104 in compensation for the three months ended March 31, 2018 with a remaining balance of $2,708 to be recognized over the vesting period.

On June 1, 2015, the Company issued an option award to an employee for 37,500 shares vesting over three years with an exercise price of $10.80 and expiration date of May 4, 2019. During the three months ended March 31, 2018, $8,620 compensation expense was recognized on these 37,500 options and with a remaining balance of $5,749 to be recognized over the vesting period.

On January 9, 2017, the Company issued an option to purchase 100,000 shares of common stock with an exercise price of $2.90 per share to a director. The option vests 50,000 after one year from grant date and another 50,000 two years from grant date with an expiration date of four years from grant date provided that the Director is still providing service to the Company. During the three months ended March 31, 2018, $11,278 compensation expense was recognized on these 100,000 options with a remaining balance of $33,836 to be recognized over the vesting period.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 100,000 options granted during the three months ended March 31, 2018.

The following table summarizes the assumptions used to estimate the fair value of the 100,000 stock options granted during the three months ended March 31, 2018 on the date of grant.

2018

Expected dividend yield	0%
Expected volatility	83-86%
Risk-free interest rate	2.49%
Expected life of options	2.50-3.00 years

Under the Black-Scholes option pricing model, the fair value of the 100,000 options granted during the three months ended March 31, 2018 is estimated at $31,322 on the date of grant. During the three months ended March 31, 2018, $190 compensation expense was recognized on these 100,000 options.

The following table represents stock option activity as of and for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2017	7,945,000	$1.38	3.50
Exercisable – December 31, 2017	7,627,500	$1.35	3.50	$0
Granted	100,000	$1.00
Cancelled or Expired	(0)	$.00
Outstanding – March 31, 2018	8,045,000	$1.37	3.27	$0
Exercisable – March 31, 2018	7,677,500	$1.36	3.25	$0

12.	WARRANTS

The following table represents warrant activity as of and for the period ended March 31, 2018:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2017	2,232,500	$1.36	4.34
Exercisable – December 31, 2017	2,232,500	$1.36	4.34	$0
Granted	0	$0
Forfeited or Expired	0	$0
Outstanding – March 31, 2018	2,232,500	$1.36	4.09	$0
Exercisable – March 31, 2018	2,232,500	$1.36	4.09	$0

13.	COMMITMENTS AND CONTINGENCIES

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

Year 2018 - $ 54,225
Year 2019 - $ 77,309
Year 2020 - $ 45,651

Rent expense was $21,212 for the three months ended March 31, 2018.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” “believe,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the advanced aerostats and tethered drone industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors and related notes included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 23, 2018.

The following MD&A is intended to help readers understand the results of our operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our Unaudited Consolidated Financial Statements and the accompanying Notes to Unaudited Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2018 compared with the three months ended March 31, 2017 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Drone Aviation Holding Corp. and, depending on the context, its subsidiaries.

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

Our marketing efforts include submission of proposals and bids to the U.S. Government as well as customer demonstrations at customer identified sites as well as in Jacksonville, Florida We also showcased our products and technologies at numerous conferences and live demonstrations, including the 2017 Special Operations Forces Industry Conference, Warrior Expo East, State of Florida HURREX exercise, CyberQuest 2017, and presentations to a variety of federal and state government agencies. We have also increased marketing efforts and announced the following:

●	On April 2, 2018, we announced the appointment of Robert Guerra to our Board of Directors, replacing Kevin Hess who resigned from the Board but remained with the Company as Chief Technology Officer. Mr. Guerra is a distinguished federal information technology executive.

●	On March 26, 2018, we announced a $1.7 million contract award for enhanced WASP tactical aerostat from the U.S. Department of Defense.

●	On February 13, 2018, we announced delivery of an enhanced WASP tactical aerostat to the U.S. Army valued in excess of $800,000. The order itself was announced on October 17, 2017.

●	On December 14, 2017, we announced the appointments of Lieutenant General US Army (Retired), John E. Miller and government IT executive, Timothy Hoechst, to our Board of Directors who replaced General Wayne Jackson and Mike Haas after they stepped down from their board seats. Miller and Hoechst bring experience, expertise and strong military and government relations that can further assist the Company to capitalize on momentum.

In addition to our plans to organically grow our lighter than air systems through increased marketing and sales, we intend to continue to consider potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business.

Results of Operations

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Revenues: Revenues of $869,023 for the quarter ended March 31, 2018 increased $501,370 or 136% from $367,653 for the same period in 2017. Sources of revenue were derived primarily from aerostat products, FUSE tether systems and accessories. The increase in sales volume was primarily a result of the delivery of a WASP system valued in excess of $800,000 to the U.S. Army which was ordered in the fourth quarter of 2017 and delivered in the first quarter of 2018. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in the Business Overview section above.

Cost of Goods Sold and Gross Profit: Cost of goods sold of $474,393 for the quarter ended March 31, 2018 increased $230,863 or 95% from $243,530 for the same period in 2017. Costs included materials, parts and labor associated with the sale of aerostat products, FUSE tether systems and accessories. The $394,630 gross profit for the quarter ended March 31, 2018 was an increase of $270,507 or 218% from the $124,123 in gross profit for the same quarter of 2017. Gross profit margins were 45% and 34% for the quarters ended March 31, 2018 and 2017, respectively, due to the higher margins built into the system delivered in 2018.

General and Administrative Expense: General and administrative expense primarily consists of payroll and related costs, sales and marketing costs, research and development costs, business overhead and costs related to maintaining a public entity. General and administrative expenses increased $482,640 or 32% to $2,002,609 in the quarter ended March 31, 2018 from $1,519,969 for the same period in 2017. Contributing to the increase was non-cash stock-based compensation of $1,023,496 which increased $389,887 from $633,609 in the same period of 2017. Payroll expenses increased by $169,223 to $479,320 from $310,097 as a result of putting the CEO on salary in the third quarter of 2017 and the bonus effect of payroll taxes paid on the vesting of the September 2016 stock awards, offset by research and develop costs of $39,059, a decrease of $87,099 from the same period in 2017 and legal expenses of $34,269 which decreased $40,015 from $74,284 for the same period in 2017.

Loss from Operations: Loss from operations for the quarter ended March 31, 2018 increased $212,133 or 15% to $1,607,979 from loss from operations of $1,395,846 for the same period in 2017. The decrease was primarily due to an increase in gross profit of $270,507 offset by the increase of general and administrative expense of $482,640 as discussed above.

Other Expense: Total other expense of $70,311 for the quarter ended March 31, 2018 was $342,763 greater than the total other income of $272,452 in the same period in 2017. This increase was primarily due interest expense of $70,311 for that quarter which was $411,035 or 85% less than the $481,346 interest expense recognized for the same period in 2017 which also included recognition of $753,798 derivative gain.

Net Loss: Net loss increased $554,896 or 49% to $1,678,290 for the quarter ended March 31, 2018 from net loss of $1,123,394 for the same period in 2017. The decrease in net loss was due to factors discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2018, the Company had $938,692 in cash compared to $615,375 in cash at December 31, 2017, an increase of $323,317. As of March 31, 2018, the Company had accounts receivable of $44,409 compared to $110,065 at December 31, 2017, a decrease of $65,656 resulting from increased collections in the first three months of 2018.

The Company had total current assets of $1,720,909 and total current liabilities of $2,781,564, or working capital deficit of $1,060,655 at March 31, 2018 compared to total current assets of $1,820,145 and total current liabilities of $2,377,340, or working capital deficit of $557,195 at December 31, 2017.

We have historically financed our operations through operating revenues and sales of equity and convertible debt securities. Although as of March 31, 2018 we have cash of $938,692, we have a working capital deficit of $1,060,655 and incurred a net loss from operations of $1,678,290. Furthermore, the Company has a history of negative cash flow from operations, primarily due to historically heavy investment in research and development, stock-based compensation and costs associated with maintaining a public entity. While we expect a substantial reduction in research and development costs, we believe our existing working capital and access to capital are sufficient to continue our operations for the next 12 months.

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

In anticipation of increased sales resulting from our developing product pipeline, on August 2, 2017, we completed financing transactions that provide us with up to $4,000,000 in cash and extended the maturity date on $3,000,000 of convertible debt until October 2020 providing us with significant increased liquidity and a strengthened balance sheet. The following is a summary of these completed financing transaction:

Revolving Line of Credit from City National Bank of Florida. On August 2, 2017, the Company issued a promissory note to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, the CNB Note. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the note, the Company or Mr. Nussbaum does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The CNB Note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may prepay the note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $600,000. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the note. The CNB Note is personally guaranteed by Mr. Nussbaum, the Company’s Chief Executive Officer pursuant to written guarantee in favor of CNB (the “CNB Guarantee”). Mr. Nussbaum and the Company are obligated to maintain an unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the note, we entered into a security agreement in favor of CNB (the “Security Agreement”) encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with an approximate balance of $90,000. As of May 10, 2018, we have borrowed a total of $1,250,000 under the CNB Note leaving availability of $750,000 under such note.

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

As of May 10, 2018, we have borrowed a total of $1,250,000 under the Series 2017 Secured Convertible Note leaving availability of $750,000 under such note.

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

On November 9, 2017, the Company entered into amendments (the “November 2017 Convertible Note Amendments”) with the owner and holder of the aggregate principal amount $3.000,000 Series 2016 Convertible Notes (the “Series 2016 Convertible Notes”) issued to our Chairman of the Board and the Chairman of the Strategic Advisory Board and a substantial shareholder of our company on September 29, 2016. The November 2017 Convertible Note Amendments permit the payment of, at the holders’ election, accrued and unpaid interest either in monthly or quarterly payments at any time after the effective date of the amendment. Accrued interest may be paid with: (i) cash; (ii) the issuance and delivery to the holder of shares of common stock of the Company at the conversion price provided for in the Series 2016 Convertible Note; or (iii) any combination of cash and shares of Common Stock, as determined by the holder in its sole discretion.

On March 23, 2018, the Company entered into amendments (the “March 2018 Convertible Note Amendments”) with the owners and holders of the Series 2016 Convertible Notes to extend the maturity date from April 1, 2019 until October 1, 2020.

As of March 31, 2018, and December 31, 2017, $165,740 and $166,356 accrued interest has been recorded, respectively on the Series 2016 Convertible Notes.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the quarter ended March 31, 2018, the Company incurred a net loss of $1,678,290, generated negative cash flow from operations, has an accumulated deficit of $31,675,067 and working capital deficit of $1,060,655. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to create and market innovative products, raise capital, reduce debt or renegotiate terms, and to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Sources and Uses of Cash

	Three Months Ended March 31,
	2018	2017
Cash flows (used in) operating activities	$(234,753)	$(560,057)
Cash flows (used in) investing activities	(58,070)	(675)
Cash flows provided by financing activities	500,000	0
Net increase (decrease) in cash and cash equivalents	$323,317	$(560,732)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2018 was $234,753, which was a decrease of $325,304, or 58%, from $560,057 net cash used in operating activities for the same period in 2017. The net loss of $1,678,290 for the first three months of 2018 was $554,896 greater than the same period of 2017, which was a net loss of $1,123,394. In addition to the increased net loss, the Company recognized $389,887 more non-cash stock-based compensation in the first three months of 2018 than the previous year, offset by a $561,052 increase in working capital deficit for the three months ended March 31, 2018 compared to the same period in 2017. The Company recognized a non-cash gain on derivative liability of $753,798 in the first three months of 2017.

Investing Activities:

Net cash used in investing activities was $58,070 and $675 during the three months ended March 31, 2018 and 2017 respectively. The Company received $60,000 in the first quarter of 2018 from the sale of a vehicle. The balance in each case was related to purchase of shop machines and equipment, computers and electronics and furniture and equipment.

Financing Activities:

Financing activities during the first three months of 2018 included $250,000 proceeds from a bank line of credit and $250,000 proceeds from a related party convertible note payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that materially effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 23, 2018. As disclosed therein, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Accounts Receivable and Credit Policies:

Accounts receivable-trade consists of amounts due from the sale of tethered aerostats, accessories, spare parts, and customization and refurbishment of aerostats. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At March 31, 2018 and December 31, 2017, none of the Company’s accounts receivable-trade was deemed uncollectible.

Revenue Recognition and Unearned Revenue:

The Company recognizes revenue when all four of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred and title has transferred or services have been rendered; 3) our price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. We record unearned revenue as a liability and the associated costs of sales as work in process inventory. There is a balance of $44,409 in accounts receivable at March 31, 2018 for employee commission advances and no balance in unearned revenue.

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

Other than those pronouncements, management does not believe that there are any other recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2018 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2018:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock

None

Issuance of Secured Convertible Promissory Note

None

Issuance of Stock Options and Warrants

On March 28, 2018, upon approval of the Company’s board of directors the Company granted outside its 2015 Equity Plan, 100,000 options each to a newly-appointed director, Robert Guerra. These options vest 50% one year after the date of grant and the remaining 50% two years after the date of grant provided the director is still actively involved with the Company. The options are exercisable at an exercise price of $1.00 per share and expire on March 28, 2022. During the three months ended March 31, 2018, $190 compensation expense was recognized on these 100,000 options with a remaining balance of $96,196 to be recognized over the vesting period.

The Stock Options and Warrants were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On March 23, 2018, the Company entered into amendments (the “March 2018 Convertible Note Amendments”) with the owner and holder of the Series 2016 Convertible Notes to extend the maturity date from April 1, 2019 until October 1, 2020. The owner and holder of the Series 2016 Convertible Notes is a related party.

 On March 28, 2017, 1,349,000 unvested stock awards granted in September 2016 were modified in recognition of the Company securing a substantial sales order and recent business development activity, and vested on that date. On that date, the awards were determined to be probable for vesting and stock-based compensation was recognized based on the fair market value of the stock on August 3, 2017, the original modification date. The Company recorded $1,307,180 in stock-based compensation for these awards.

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

DRONE AVIATION HOLDING CORP.

Date: May 10, 2018	By:	/s/ JAY H. NUSSBAUM
Jay H. Nussbaum
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated April 30, 2014, between Drone Aviation Holding Corp. and MacroSolve, Inc.	8-K	5/5/14	2.1	333-150332
2.2	Plan of Merger, effective March 26, 2015, between Drone Aviation Holding Corp. and Drone Aviation Corp.	10-K	3/31/15	10.14	333-150332
2.3	Asset Purchase Agreement, dated July 20, 2015, between Drone AFS Corp. Drone Aviation Holding Corp., Adaptive Flight, Inc., and the shareholders of Adaptive Flight, Inc.	8-K	7/21/15	10.1	333-150332
3.1	Articles of Incorporation of Drone Aviation Holding Corp., dated April 17, 2014	8-K	5/5/14	3.1	333-150332
3.2	Certificate of Amendment to Articles of Incorporation of Drone Aviation Holding Corp., dated October 29, 2015	8-K	10/30/15	3.1	333-150332
3.3	Bylaws of Drone Aviation Holding Corp.	8-K	5/5/14	3.6	333-150332
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	5/5/14	3.2	333-105332
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	5/5/14	3.3	333-105332
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock	8-K	5/5/14	3.4	333-105332
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	5/5/14	3.5	333-105332
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock	8-K	6/5/14	3.1	333-105332
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/5/14	3.2	333-105332
3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/3/15	3.3	333-105332
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	8/28/14	3.1	333-105332
3.12	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	6/3/15	3.4	333-105332
3.13	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.1	333-105332
3.14	Certificate of Correction to the Certificate of Designation of Preferences, rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.2	333-105332

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
4.1	Form of Convertible Promissory Note Series 2016 due October 1, 2017	8-K	9/30/16	4.1	333-105332
4.1(a)	(a) Form of Amendment to Convertible Promissory Note Series 2016	10-Q	8/4/17	4.1(a)	333-150332
4.1(b)	(b) Form of November 2017 Amendment to Convertible Promissory Note Series 2016	10-Q	11/13/17	4.1(b)	333-150332
4.1(c)	(c) Form of March 2018 Amendment to Convertible Promissory Note Series 2016	10-K	3/23/18	4.1(c)	333-150332
4.2	Form of Secured Convertible Promissory Note Series 2017-08 due August 2, 2018	10-Q	8/4/17	4.2	333-150332
10.1	Form of Indemnification Agreement for Directors and Officers	8-K	6/5/14	10.4	333-105332
10.2	Independent Contractor Agreement, dated July 29, 2013, by and among US Technik, Inc., Lighter Than Air Systems Corp., and World Surveillance Group, Inc.	8-K	6/5/14	10.9	333-105332
10.3	Form of Independent Contractor Agreement for members of the Strategic Advisory Board of Drone Aviation Holding Corp.	8-K	8/28/14	10.2	333-10532
10.4*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Daniyel Erdberg	10-Q	5/15/15	10.17	333-150332
10.4(a)*	(a) Amendment No. 1 to Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Daniyel Erdberg	8-K	10/7/15	10.2	333-150332
10.4(b)*	(b) Amendment No. 2 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp., and Daniyel Erdberg	10-Q	4/29/16	10.4	333-150332
10.4(c)*	(c) Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Daniyel Erdberg	8-K	9/30/16	10.5	333-150332
10.4(d)*	(d) Amendment No. 4 to Employment Agreement, dated August 3, 2017, between Drone Aviation Holding Corp., and Daniyel Erdberg	10-Q	8/4/17	10.4(d)	333-150332
10.5*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Felicia A. Hess	10-Q	5/15/15	10.15	333-150332
10.5(a)*	(a) Amendment No. 1 to Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Felicia Hess	8-K	10/7/15	10.1	333-150332
10.5(a)*	(b) Amendment No. 2 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Felicia Hess	10-Q	4/29/16	10.5	333-150332

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
10.5(b)*	(c) Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Felicia Hess	8-K	9/30/16	10.3	333-150332
10.5(c)*	(d) Amendment No. 4 to Employment Agreement, dated August 3, 2017, by and between Drone Aviation Holding Corp. and Felicia Hess	10-Q	8/4/17	10.5(d)	333-150332
10.6*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	5/15/15	10.16	333-150332
10.6(a)*	(a) Amendment No. 1 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	4/29/16	10.3	333-150332
10.6(b)*	(b) Amendment No. 2 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Kendall Carpenter	8-K	9/30/16	10.6	333-150332
10.6(c)*	(c) Amendment No. 3 to Employment Agreement, dated August 3, 2017, by and between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	8/4/17	10.6(c)	333-150332
10.7*	Director Agreement, dated June 4, 2015, between Drone Aviation Holding Corp. and Jay Nussbaum	8-K	6/5/15	10.1	333-150332
10.8	Intellectual Property Assignment Agreement, dated July 20, 2015, between Adaptive Flight, Inc., and Drone AFS Corp.	8-K	7/21/15	10.5	333-150332
10.9	Form of Non-Exclusive, Perpetual Intellectual Property and Patent License Agreement of Drone Aviation Holding Corp., dated July 20, 2015	8-K	7/21/15	10.6	333-150332
10.10*	Drone Aviation Holding Corp. 2015 Equity Incentive Plan	8-K	9/11/15	99.1	333-150332
10.11*	Amended and Restated Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Kevin Hess	8-K	10/7/15	10.3	333-150332
10.11(a)*	(a) Amendment No. 2 [sic] to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Kevin Hess	10-Q	4/29/16	10.1	333-150332
10.11(b)*	(b) Amendment No. 3 [sic] to Employment Agreement, dated September 26, 2016, between Drone Aviation Holding Corp. and Kevin Hess	8-K	9/30/16	10.4	333-150332
10.12	Form of Drone Aviation Holding Corp. Warrant to purchase Common Stock issued to Dougherty & Company, LLC, as Placement Agent	8-K	11/23/15	4.1	333-150332
10.13	Form of Drone Aviation Holding Corp. Common Stock Purchase Agreement for Private Offering Under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b)	8-K	11/23/15	10.1	333-150332

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
10.14	Form of Preferred Stock Conversion and Lockup Agreement for Series A Convertible Preferred Stock	8-K	11/23/15	10.2	333-150332
10.15	Form of Preferred Stock Conversion and Lockup Agreement for Series B Convertible Preferred Stock	8-K	11/23/15	10.3	333-150332
10.16	Form of Exchange Agreement for Series B-1 Convertible Preferred Stock	8-K	11/23/15	10.9	333-150332
10.17	Form of Preferred Stock Conversion and Lockup Agreement for Series C Convertible Preferred Stock	8-K	11/23/15	10.4	333-150332
10.18	Form of Preferred Stock Conversion and Lockup Agreement for Series D Convertible Preferred Stock	8-K	11/23/15	10.5	333-150332
10.19	Form of Preferred Stock Conversion Agreement for Series E Convertible Preferred Stock	8-K	11/23/15	10.6	333-150332
10.20	Form of Preferred Stock Conversion Agreement for Series F Convertible Preferred Stock	8-K	11/23/15	10.7	333-150332
10.21	Form of Preferred Stock Conversion Agreement for Series G Convertible Preferred Stock	8-K	11/23/15	10.8	333-150332
10.22*	Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	4/29/16	10.2	333-150332
10.22(a)*	(a) Amendment No. 1 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Jay H. Nussbaum	8-K	9/30/16	10.2	333-150332
10.22(b)*	(b) Amendment No. 2 to Employment Agreement, dated August 3, 2017, by and between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	8/4/17	10.22(b)	333-150332
10.23*	Form of Drone Aviation Holding Corp. Restricted Stock Agreement (Non-Assignable) (Effective April 27, 2016)	10-Q	7/29/16	10.7	333-150332
10.24*	Form of Drone Aviation Holding Corp. Restrictive Stock Agreement (Non-Assignable)	8-K	9/30/16	10.7	333-150332
10.25	Form of Subscription Agreement for Convertible Promissory Notes Series 2016 due October 1, 2017	8-K	9/30/16	10.1	333-150332

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
10.26	Offer Letter between Drone Aviation Holding Corp. and David V. Aguilar, accepted January 9, 2017	8-K	1/12/17	10.1	333-150332
10.27	Director Agreement, dated January 9, 2017, between Drone Aviation Holding Corp. and David V. Aguilar	8-K	1/12/17	10.2	333-150332
10.28*	Form of Drone Aviation Holding Corp. Nonqualified Stock Option Agreement	8-K	1/12/17	10.3	333-150332
10.29	Form of Promissory Note and Security Agreement issued by Drone Aviation Holding Corp. to City National Bank of Florida dated August 2, 2017	10-Q	8/4/17	10.29	333-150332
10.30	Form of Guarantee issued by Jay Nussbaum to City National Bank of Florida dated August 2, 2017	10-Q	8/4/17	10.30	333-150332
10.31	Indemnification Agreement between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	8/4/17	10.31	333-150332
10.32*	Form of Drone Aviation Holding Corp. Amendment to Restricted Stock Agreement dated August 3, 2017	10-Q	8/4/17	10.32	333-150332
10.33*	Form of Amendment No. 2 to Independent Contractor Agreement dated August 3, 2017	10-Q	8/4/17	10.33	333-150332
10.34*	Warrant issued by Drone Aviation Holding Corp. to Dr. Phillip Frost dated August 3, 2017	10-Q	8/4/17	10.34	333-150332
10.35	Consulting Agreement between Drone Aviation Holding Corp. and Global Security Innovative Strategies, LLC dated November 10, 2017	10-Q	11/13/2017	10.35	333-150332
10.36*	Form of Offer Letter between Drone Aviation Holding Corp. and Robert J. Guerra.	8-K	4/02/2018	10.1	333-150332
10.37*	Form of Second Amendment to Restricted Stock Agreement.	8-K	4/02/2018	10.4	333-150332
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32**	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
101 INS***	XBRL Instance Document	–	–	–	–	X
101 SCH***	XBRL Taxonomy Extension Schema Document	–	–	–	–	X
101 CAL***	XBRL Taxonomy Calculation Linkbase Document	–	–	–	–	X
101 LAB***	XBRL Taxonomy Labels Linkbase Document	–	–	–	–	X
101 PRE***	XBRL Taxonomy Presentation Linkbase Document	–	–	–	–	X
101 DEF***	XBRL Taxonomy Extension Definition Linkbase Document	–	–	–	–	X

*	Indicates management contract or compensatory plan or arrangement.

**	Furnished herewith

***	These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this report

