Form 10-Q
period 2018-06-30
DRONE AVIATION HOLDING CORP.
filed 2018-08-08
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 8, 2018, there were 9,182,470 shares of registrant’s common stock outstanding.

DRONE AVIATION HOLDING CORP.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	6/30/2018	12/31/2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$429,605	$615,375
Accounts receivable - trade	-	110,065
Inventory, net	925,867	991,697
Prepaid expenses and deposits	65,563	103,008
Total current assets	1,421,035	1,820,145

PROPERTY AND EQUIPMENT, at cost:	175,328	253,444
Less - accumulated depreciation	(107,424)	(97,507)
Net property and equipment	67,904	155,937

OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets, net	851,667	997,667
Total other assets	951,466	1,097,466

TOTAL ASSETS	$2,440,405	$3,073,548

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$121,018	$205,359
Accounts payable due to related party	173,666	171,981
Bank Line of Credit	1,500,000	1,000,000
Related party convertible note payable	1,500,000	1,000,000
Total current liabilities	3,294,684	2,377,340

LONG TERM LIABILITIES:
Related party convertible note payable	3,000,000	3,000,000

TOTAL LIABILITIES	$6,294,684	$5,377,340

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred stock, Series A, $.0001 par value; authorized 595,000 shares; 0 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	$-	$-
Convertible Preferred stock, Series B, $.0001 par value; authorized 324,671 shares; 0 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	-	-
Convertible Preferred stock, Series B-1, $.0001 par value; authorized 156,231 shares; 0 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	-	-
Convertible Preferred stock, Series C, $.0001 par value; authorized 355,000 shares; 0 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	-	-
Convertible Preferred stock, Series D, $.0001 par value; authorized 36,050,000 shares; 0 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	-	-
Convertible Preferred stock, Series E, $.0001 par value; authorized 5,400,000 shares; 0 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	-	-
Convertible Preferred stock, Series F, $.0001 par value; authorized 3,300,999 shares; 0 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	-	-
Convertible Preferred stock, Series G, $.0001 par value; authorized 8,000,000 shares; 0 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $.0001 par value; authorized 300,000,000 shares; 9,182,470 and 9,182,470 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	918	918
Additional paid-in capital	28,895,970	27,692,067
Retained Deficit	(32,751,167)	(29,996,777)
Total stockholders' equity (deficit)	(3,854,279)	(2,303,792)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,440,405	$3,073,548

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenues	$42,000	$13,876	$911,023	$381,529

Cost of goods sold	11,637	6,466	486,030	249,996

Gross profit	30,363	7,410	424,993	131,533

General and administrative expense	1,028,319	1,367,758	3,030,928	2,887,727

Loss from operations	(997,956)	(1,360,348)	(2,605,935)	(2,756,194)

Other income (expense)
Derivative Gain	-	298,050	-	1,051,848
Interest expense	(78,144)	(700,407)	(148,455)	(1,181,753)

Total other expense	(78,144)	(402,357)	(148,455)	(129,905)

NET LOSS	(1,076,100)	(1,762,705)	(2,754,390)	(2,886,099)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,076,100)	$(1,762,705)	$(2,754,390)	$(2,886,099)

Weighted average number of common shares outstanding - basic and diluted	9,182,470	8,698,081	9,182,470	8,698,081

Basic and diluted net loss per share	$(0.12)	$(0.20)	$(0.30)	$(0.33)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	6/30/2018	6/30/2017
OPERATING ACTIVITIES:
Net loss	$(2,754,390)	$(2,886,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense of debt discount	-	1,092,492
Gain on derivative liability	-	(1,051,848)
Depreciation	20,535	17,561
Loss on disposal of property and equipment	9,428	-
Amortization expense of intangible assets	146,000	146,000
Stock based compensation	1,203,903	1,238,168
Changes in current assets and liabilities:
Accounts receivable	110,065	369,451
Inventory	65,830	(176,464)
Prepaid expenses and other current assets	37,445	63,162
Accounts payable and accrued expense	(84,341)	(196,908)
Due from related party	1,685	89,261
Deferred revenue	-	-

Net cash used in operating activities	(1,243,840)	(1,295,224)

INVESTING ACTIVITIES:
Cash received from sale of vehicle	60,000	-
Cash paid on fixed assets	(1,930)	(675)

Net cash provided by (used in) investing activities	58,070	(675)

FINANCING ACTIVITIES:
Proceeds from related party convertible note payable	500,000	-
Proceeds from bank line of credit	500,000	-
	-	-

Net cash provided by financing activities	1,000,000	-

NET DECREASE IN CASH	(185,770)	(1,295,899)

CASH, beginning of period	615,375	2,015,214

CASH, end of period	$429,605	$719,315

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the six months ended June 30:
Interest	$144,347	$-

Noncash investing and financing activities for the six months ended June 30:
Conversion of Series A preferred stock to common stock	$-	$25

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended June 30, 2018

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. We recognized the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The adoption of Topic 606 does not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

2.	GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2018, the Company incurred a net loss of $2,754,390, generated negative cash flow from operations, has an accumulated deficit of $32,751,167 and working capital deficit of $1,873,649. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to create and market innovative products, raise capital, reduce debt or renegotiate terms, and to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On November 10, 2017, the Company and Global Security Innovative Strategies, LLC (“GSIS”), a related party, entered in an agreement whereby GSIS will provide business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for the Company’s role and activities as part of the Security Center of Excellence in Orlando, Florida. The agreement was for a period of six months beginning on November 1, 2017 and is now month-to-month by oral agreement. The Company agreed to pay GSIS a fee of $10,000 per month and will evaluate the fee after 90 days. The Company agreed to pay the expenses of GSIS incurred in connection with the performance of its duties under the agreement. Either party may terminate or renew the agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party. David Aguilar, a member of the Company’s board of directors, is a principal at GSIS.

As of June 30, 2018, and December 31, 2017, there was $173,666 and $171,981 accrued interest payable, respectively, to related parties on convertible notes payable.

4.	INVENTORY

Inventories are stated at the lower of cost or market, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our supplies, and the estimated utility of our inventory. If the review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of goods sold. Inventory consists of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Raw Materials	$108,427	$114,119
Work in Progress	391,376	482,770
Finished Goods	413,854	398,912
In Transit	21,782	5,468
Less valuation allowance	(9,572)	(9,572)
Total	$925,867	$991,697

5.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software and leasehold improvements.   During the six months ended June 30, 2018, the Company invested $1,930 in shop machinery and equipment. During that same time period, the company sold a company vehicle for $60,000 cash and wrote off several items of abandoned equipment resulting in a $9,428 loss on disposal of assets. Depreciation expense was $20,535 and $17,561 for the six months ended June 30, 2018 and 2017, respectively. Property and equipment consists of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Shop machinery and equipment	$87,534	$87,704
Computers and electronics	30,466	35,270
Office furniture and fixtures	37,814	37,814
Vehicle	0	73,142
Leasehold improvements	19,514	19,514
	175,328	253,444
Less - accumulated depreciation	(107,424)	(97,507)
	$67,904	$155,937

6.	INTANGIBLE ASSETS

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

The Company had a milestone of twelve months to complete a technology integration plan, the non-completion of which could result in the return of the purchased assets and termination of the Company’s obligations to release the escrow cash and shares. Additional milestones included exclusive, no-cost and perpetual licenses to all contributing intellectual property included or related to the purchased assets. As such time as all milestones were met, one-half of the escrow shares were to be released to AFI. Upon termination of the escrow agreement, anticipated to be twelve months from the closing of the asset purchase, if all milestones had been met, the remaining escrow shares would be released to AFI; but if all milestones have not been met, the escrow cash and escrow shares would be released to the Company and the purchased assets would be returned to AFI. According to the terms of the Escrow Agreement, if the escrow share value was less than $1,400,000, the Company must issue an additional number of unregistered shares, not to exceed 50,000 shares. At December 31, 2015, the value of the 150,000 shares was $3.23 per share, or $484,500. The Company recorded $161,500 as an additional liability and expense at December 31, 2015 for the cost of 50,000 shares at $3.23 per share. On June 3, 2016, the Integration Plan was deemed to be completed. At June 3, 2016, the value of the 150,000 shares was $3.01 per share, or $451,150. The additional liability was reduced to $150,500 for the cost of 50,000 shares at $3.01 per share. The Company recorded the $11,000 reduction in the additional liability through the statement of operations at June 3, 2016. The Company began amortizing the $1,460,000 of purchased assets over a sixty-month period on June 3, 2016 in the amount of $24,333 per month. Total amortization expense for the six months ended June 30, 2018 was $146,000. The remaining unamortized balance of $851,667 is estimated be amortized in the estimated amounts of $146,000 during 2018 and $292,000 per year for 2019 through 2020 and $121,667 in 2021.

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

As of June 30, 2018, and December 31, 2017, $165,617 and $166,356 accrued interest has been recorded, respectively.

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

On August 2, 2017, the Company issued a promissory note to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, the CNB Note, with a maturity date of August 2, 2018. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the note, the Company or Mr. Nussbaum does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The CNB Note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may prepay the note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $600,000. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the note. The CNB Note is personally guaranteed by Mr. Nussbaum, the Company’s Chief Executive Officer pursuant to written guarantee in favor of CNB (the “CNB Guarantee”). Mr. Nussbaum and the Company are obligated to maintain an unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the note, we entered into a security agreement in favor of CNB (the “Security Agreement”) encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with an approximate balance of $90,000. As of June 30, 2018, $1,500,000 has been drawn against the line of credit. Accrued interest of $8,049 has been recognized as of June 30, 2018.

Indemnification Agreement

On August 3, 2017, the Company entered into an Indemnification Agreement with Mr. Nussbaum in order to indemnify and defend him to the fullest extent permitted by law for any claim, expense or obligation which might arise as a result of his guarantee of the CNB Note.

9.	SERIES 2017 SECURED CONVERTIBLE NOTE – RELATED PARTY

On August 3, 2017, the Company issued a Secured Convertible Promissory Note Series 2017 due August 2, 2018 in the aggregate principal amount of $2,000,000 (the “Series 2017 Convertible Note”) in a private placement to Frost Nevada Investments Trust (“Frost Nevada”). Frost Nevada is a trust that is controlled by Dr. Frost, a substantial shareholder of the Company. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2018 so long as no event of default exists under the loan. The Company may request advances of principal under this note equal to and at the same time as it requests advances, if any, pursuant to the CNB Note. The note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate. The Company may prepay the notes at any time without penalty. If the Company does not prepay the note in full or the holder does not convert the note before the maturity date, the Company may pay the outstanding principal amount and any accrued and unpaid interest on the maturity date with cash or with common stock or through a combination of cash and stock at Frost Nevada’s discretion. The conversion price under the note is $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Series 2017 Convertible Note is secured by a security interest in all the Company’s assets. This security interest is subordinate to the security interest of CNB discussed in Footnote #8 above. As of June 30, 2018, $1,500,000 has been drawn against the line of credit. Accrued interest of $8,049 has been recognized as of June 30, 2018.

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

On August 3, 2017, the Company entered into an amendment to the August 24, 2014 Independent Contractor Agreements it entered into with Dr. Philip Frost and Steven Rubin who serve as members of the Company’s Strategic Advisory Board (the “SAB Amendments”). The SAB Amendments extend the term of the agreements from May 1, 2017 until April 30, 2018 and provide for the following equity based compensation: (a) for Dr. Frost, a warrant to purchase 2,000,000 shares of the Company’s Common Stock (the “Frost Warrant”) and an award of 150,000 shares of the Company’s unregistered restricted Common Stock and (b) for Mr. Rubin, an award of 100,000 shares of the Company’s unregistered restricted Common Stock. The restricted stock vests upon the occurrence of a change of control (as defined in the SAB Amendments). The Warrant has a term of five years and exercise price of $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Company recognized $22,500 expense for the pro rata portion of shares earned by the two members during the six months ended June 30, 2018, amortizing the expense over the 12 months of the service agreement regardless of the vesting condition.

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

On March 28, 2017, these awards were modified in recognition of the Company securing a substantial sales order and recent business development activity and vested on that date. On that date, the awards were determined to be probable for vesting and stock-based compensation was recognized based on the fair market value of the stock on March 28, 2017. The Company recorded $944,300 in stock-based compensation for these awards.

11.	EMPLOYEE STOCK OPTIONS

On May 16, 2018, upon approval of the Company’s board of directors, the Company granted outside its 2015 Equity Plan, 460,000 options to four employees. Reginald Brown, Jr. was issued 200,000 options and Kendall Carpenter was issued 130,000 options which were immediately vested, are exercisable at an exercise price of $1.00 per share and expire May 16, 2022. Two engineers received a total of 130,000 shares which vest 50% after one year and the remaining 50% after two years, are exercisable at an exercise price of $1.00 per share and expire May 16, 2022. During the six months ended June 30, 2018, $154,148 compensation expense was recognized on these 460,000 options with a remaining balance of $47,933 to be recognized over the vesting period.

On March 28, 2018, upon approval of the Company’s board of directors, the Company granted outside its 2015 Equity Plan, 100,000 options each to a newly-appointed director, Robert Guerra. These options vest 50% one year after the date of grant and the remaining 50% two years after the date of grant provided the director is still actively involved with the Company. The options are exercisable at an exercise price of $1.00 per share and expire on March 28, 2022. During the six months ended June 30, 2018, $7,394 compensation expense was recognized on these 100,000 options with a remaining balance of $31,195 to be recognized over the vesting period.

On December 13, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 100,000 options each to two newly-appointed directors, or a total of 200,000 options. These options vest 50% after one year and the remaining 50% after two years provided the director is still actively involved with the Company. The options are exercisable at an exercise price of $1.00 per share and expire on December 13, 2021. During the six months ended June 30, 2018 and twelve months ended December 31, 2017, $36,426 and $3,593, respectively, compensation expense was recognized on these 200,000 options with a remaining balance of $59,771 to be recognized over the vesting period.

During 2016, the Company granted 10,000 options to an employee with two-year vesting and an exercise price of $3.00 and an expiration date of December 6, 2019. The Company recognized $2,210 in compensation for the six months ended June 30, 2018. No additional compensation will be recognized on these options which were cancelled due to the termination of the employee.

On June 1, 2015, the Company issued an option award to an employee for 37,500 shares vesting over three years with an exercise price of $10.80 and expiration date of May 4, 2019. During the six months ended June 30, 2018, $14,369 compensation expense was recognized on these 37,500 options which are now fully vested.

On January 9, 2017, the Company issued an option to purchase 100,000 shares of common stock with an exercise price of $2.90 per share to a director. The option vests 50,000 after one year from grant date and another 50,000 two years from grant date with an expiration date of four years from grant date provided that the Director is still providing service to the Company. During the six months ended June 30, 2018, $22,556 compensation expense was recognized on these 100,000 options with a remaining balance of $22,557 to be recognized over the vesting period.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 560,000 options granted during the six months ended June 30, 2018.

The following table summarizes the assumptions used to estimate the fair value of the 560,000 stock options granted during the six months ended June 30, 2018 on the date of grant.

	2018

Expected dividend yield	0%
Expected volatility	80-97%
Risk-free interest rate	2.48-2.85%
Expected life of options	4.00	years

Under the Black-Scholes option pricing model, the fair value of the 560,000 options granted during the six months ended June 30, 2018 is estimated at $240,670 on the date of grant. During the six months ended June 30, 2018, $161,542 compensation expense was recognized on these 560,000 options.

The following table represents stock option activity as of and for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2017	7,945,000	$1.38	3.50
Exercisable – December 31, 2017	7,627,500	$1.35	3.50	$0
Granted	560,000	$1.00
Cancelled or Expired	(317,500)	$5.03
Outstanding – June 30, 2018	8,187,500	$1.21	3.16	$0
Exercisable – June 30, 2018	7,707,500	$1.21	3.14	$0

12.	WARRANTS

The following table represents warrant activity as of and for the period ended June 30, 2018:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2017	2,232,500	$1.36	4.34
Exercisable – December 31, 2017	2,232,500	$1.36	4.34	$0
Granted	0	$0
Forfeited or Expired	(37,500)	$10.00
Outstanding – June 30, 2018	2,195,000	$1.21	3.91	$0
Exercisable – June 30, 2018	2,195,000	$1.21	3.91	$0

13.	COMMITMENTS AND CONTINGENCIES

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

Year 2018 - $ 36,150
Year 2019 - $ 77,309
Year 2020 - $ 45,651

Rent expense was $44,474 for the six months ended June 30, 2018.

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

On July 30, 2018, the Company took a draw of $150,000 from the CNB note and a draw of $150,000 from the Series 2017 Convertible Note which are described in Footnotes #8 and #9 above.

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

Growth and percentage comparisons made herein generally refer to the six months ended June 30, 2018 compared with the six months ended June 30, 2017 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Drone Aviation Holding Corp. and, depending on the context, its subsidiaries.

Business Overview

We design, develop, market and sell lighter-than-air (“LTA”) advanced aerostats and accessories, tethered drones, and land-based intelligence, surveillance and reconnaissance (“ISR”) solutions. We focus primarily on the development of a tethered aerostat known as the Winch Aerostat Small Platform (“WASP”), as well our tethered drone product, the WATT and the FUSE Tether System designed for DJI Matrice 200 (M200) professional drones. Our products are designed for commercial and military applications and provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether.

Our marketing efforts include submission of proposals and bids to the U.S. Government as well as customer demonstrations at customer identified sites and in Jacksonville, Florida We also showcased our products and technologies at numerous conferences and live demonstrations, including the 2017 Special Operations Forces Industry Conference, 2018 Warrior Expo East, State of Florida HURREX exercise, CyberQuest 2017, and presentations to a variety of federal and state government agencies. We have also increased marketing efforts and announced the following:

●	On June 1,2018, we announced the livestream of a technology demonstration for Federal and New York State Law Enforcement agencies.

●	On May 30, 2018, we announced that the FUSE Tether System was employed by Southern Arizona Law Enforcement for enhanced aerial surveillance.

●	On April 2, 2018, we announced the appointment of Robert Guerra to our Board of Directors, replacing Kevin Hess who resigned from the Board but remained with the Company as Chief Technology Officer. Mr. Guerra is a distinguished federal information technology executive.

●	On March 26, 2018, we announced a $1.7 million contract award for enhanced WASP tactical aerostat from the U.S. Department of Defense.

In addition to our plans to organically grow our lighter than air systems through increased marketing and sales, we intend to continue to consider potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business.

Results of Operations

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Revenues: Revenues of $42,000 for the quarter ended June 30, 2018 increased $28,124 or 203% from $13,876 for the same period in 2017. Sources of revenue were derived primarily from aerostat products, FUSE tether systems and accessories. The increase in sales volume was primarily a result of the delivery of additional aerostats to an existing customer. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in the Business Overview section above.

Cost of Goods Sold and Gross Profit: Cost of goods sold of $11,637 for the quarter ended June 30, 2018 increased $5,171 or 80% from $6,466 for the same period in 2017. Costs included materials, parts and labor associated with the sale of aerostat products, FUSE tether systems and accessories. The $30,363 gross profit for the quarter ended June 30, 2018 was an increase of $22,953 or 310% from the $7,410 in gross profit for the same quarter of 2017. Gross profit margins were 72% and 53% for the quarters ended June 30, 2018 and 2017, respectively, due to the higher margins built into the pricing for the aerostats delivered in 2018.

General and Administrative Expense: General and administrative expense primarily consists of payroll and related costs, sales and marketing costs, research and development costs, business overhead and costs related to maintaining a public entity. General and administrative expenses decreased $339,439 or 25% to $1,028,319 in the quarter ended June 30, 2018 from $1,367,758 for the same period in 2017. Contributing to the decrease was non-cash stock-based compensation of $180,406 which decreased $401,653 from $582,059 in the same period of 2017. Payroll expenses increased by $126,814 to $391,681 from $264,867 as a result of putting the CEO on salary in the third quarter of 2017 and the bonus effect of payroll taxes paid on the vesting of the September 2016 stock awards, offset by research and develop costs of $28,323, a decrease of $25,417 from $53,740 in the same period in 2017 and legal expenses of $4,554 which decreased $19,622 from $24,176 for the same period in 2017 and marketing expenses of $53,412 which decreased $30,990 from $84,402 in the same period in 2017.

Loss from Operations: Loss from operations for the quarter ended June 30, 2018 decreased $362,392 or 27% to $997,956 from loss from operations of $1,360,348 for the same period in 2017. The decrease was primarily due to an increase in gross profit of $22,953 and the decrease of general and administrative expense of $339,439 as discussed above.

Other Expense: Total other expense of $78,144 for the quarter ended June 30, 2018 was $324,213 less than the total other expense of $402,357 in the same period in 2017. This decrease was primarily due to interest expense of $78,144 for that quarter which was $622,263 or 89% less than the $700,407 interest expense recognized for the same period in 2017 which also included recognition of a $298,050 derivative gain.

Net Loss: Net loss decreased $686,605 or 39% to $1,076,100 for the quarter ended June 30, 2018 from net loss of $1,762,705 for the same period in 2017. The decrease in net loss was due to factors discussed above.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Revenues: Revenues of $911,023 for the six months ended June 30, 2018 increased $529,494 or 139% from $381,529 for the same period in 2017. Sources of revenue were derived primarily from aerostat products, FUSE tether systems and accessories. The increase in sales volume was primarily a result of the delivery of a WASP system valued in excess of $800,000 to the U.S. Army which was ordered in the fourth quarter of 2017 and delivered in the first quarter of 2018. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in the Business Overview section above.

Cost of Goods Sold and Gross Profit: Cost of goods sold of $486,030 for the six months ended June 30, 2018 increased $236,034 or 94% from $249,996 for the same period in 2017. Costs included materials, parts and labor associated with the sale of aerostat products, FUSE tether systems and accessories. The $424,993 gross profit for the six months ended June 30, 2018 was an increase of $293,460 or 223% from the $131,533 in gross profit for the same period in 2017. Gross profit margins were 47% and 34% for the six months ended June 30, 2018 and 2017, respectively, due to the higher margins built into the pricing of the system delivered in 2018.

General and Administrative Expense: General and administrative expense primarily consists of payroll and related costs, sales and marketing costs, research and development costs, business overhead and costs related to maintaining a public entity. General and administrative expenses increased $143,201 or 5% to $3,030,928 in the six months ended June 30, 2018 from $2,887,727 for the same period in 2017. Payroll expense increased by $269,545 to $822,698 from $553,153 as a result of putting the CEO on salary in the third quarter of 2017 and the bonus effect of payroll taxes paid on the vesting of the September 2016 stock awards. Travel expense increased by $57,880 to $141,505 from $83,625 as a result of an increase in business development activity, offset by research and development costs of $67,382, a decrease of $112,516 from the same period in 2017 and legal expenses of $38,823 which decreased $59,637 from $98,460 for the same period in 2017.

Loss from Operations: Loss from operations for the six months ended June 30, 2018 decreased $150,259 or 5% to $2,605,935 from loss from operations of $2,756,194 for the same period in 2017. The decrease was primarily due to an increase in gross profit of $293,460 offset by the increase of general and administrative expense of $143,201 as discussed above.

Other Expense: Total other expense of $148,455 for the six months ended June 30, 2018 was $18,550 greater than the total other expense of $129,905 in the same period in 2017. This increase was primarily due to interest expense of $148,455 for the six-month period which was $1,033,298 or 87% less than the $1,181,753 interest expense recognized for the same period in 2017 which also included recognition of a $1,051,848 derivative gain.

Net Loss: Net loss decreased $131,709 or 5% to $2,754,390 for the six months ended June 30, 2018 from net loss of $2,886,099 for the same period in 2017. The decrease in net loss was due to factors discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2018, the Company had $429,605 in cash compared to $615,375 in cash at December 31, 2017, a decrease of $185,770. As of June 30, 2018, the Company had accounts receivable of $0 compared to $110,065 at December 31, 2017, a decrease of $110,065 resulting from increased collections in the first six months of 2018.

The Company had total current assets of $1,421,035 and total current liabilities of $3,294,684 or working capital deficit of $1,873,649 at June 30, 2018 compared to total current assets of $1,820,145 and total current liabilities of $2,377,340, or working capital deficit of $557,195 at December 31, 2017.

We have historically financed our operations through operating revenues and sales of equity and convertible debt securities. Although as of June 30, 2018 we have cash of $429,605, we have a working capital deficit of $1,873,649 and incurred a net loss from operations of $2,605,935. Furthermore, the Company has a history of negative cash flow from operations, primarily due to historically heavy investment in research and development, stock-based compensation and costs associated with maintaining a public entity. While we expect a substantial reduction in research and development costs, we believe our existing working capital and access to capital are sufficient to continue our operations for the next 12 months.

 In the event we are unable to refinance our revolving line of credit from City National Bank of Florida and our Series 2017 Secured Convertible Notes on the extended maturity date of August 2, 2019, we will not have sufficient resources to continue our operations for the next 12 months and to effectuate all aspects of our business plan. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. If we need to raise additional funds through the issuance of equity, equity-related or convertible debt securities in the future, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. The issuance of additional common stock may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock. Historically, we have financed our cash needs by private placements of our securities and loans, bank financing and revenues from sales of our products. There is no assurance that we will be able to obtain financing on terms consistent with our past financings or satisfactory to us, if at all.

Other than the Revolving Line of Credit from City National Bank of Florida as discussed below, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. We are dependent upon our significant shareholders to provide or loan us funds to meet our working capital needs.

In anticipation of increased sales resulting from our developing product pipeline, we are in the process of extending financing transactions that provide us with up to $4,000,000 in cash and extended the maturity date on $3,000,000 of convertible debt until October 2020 providing us with increased liquidity and a strengthened balance sheet. The following is a summary of these completed financing transaction:

Revolving Line of Credit from City National Bank of Florida. On August 2, 2017, the Company issued a promissory note to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, the CNB Note, with a maturity date of August 2, 2018. The Company and CNB are currently finalizing the extension of the loan with an extended maturity date of August 2, 2019. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2019 so long as no event of default exists under the note, the Company or Mr. Nussbaum does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The CNB Note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may prepay the note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $600,000. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the note. The CNB Note is personally guaranteed by Mr. Nussbaum, the Company’s Chief Executive Officer pursuant to written guarantee in favor of CNB (the “CNB Guarantee”). Mr. Nussbaum and the Company are obligated to maintain an unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the note, we entered into a security agreement in favor of CNB (the “Security Agreement”) encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with an approximate balance of $90,000. As of August 8, 2018, we have borrowed a total of $1,650,000 under the CNB Note leaving availability of $350,000 under such note.

Series 2017 Secured Convertible Note. On August 3, 2017, the Company issued a Secured Convertible Promissory Note Series 2017 due August 2, 2018 in the aggregate principal amount of $2,000,000 (the “Series 2017 Convertible Note”) in a private placement to Frost Nevada Investments Trust (“Frost Nevada”). The Company and Frost Nevada are currently finalizing the extension of the loan with an extended maturity date of August 2, 2019. Frost Nevada is a trust that is controlled by Dr. Frost, a substantial shareholder of the Company. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2019 so long as no event of default exists under the loan. The Company may request advances of principal under this note equal to and at the same time as it requests advances, if any, pursuant to the CNB Note. The note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate. The Company may prepay the notes at any time without penalty. If the Company does not prepay the note in full or the holder does not convert the note before the maturity date, the Company may pay the outstanding principal amount and any accrued and unpaid interest on the maturity date with cash or with common stock or through a combination of cash and stock at Frost Nevada’s discretion. The conversion price under the note is $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Series 2017 Convertible Note is secured by a security interest in all of the Company’s assets. This security interest is subordinate to the security interest of CNB discussed above.

As of August 8, 2018, we have borrowed a total of $1,650,000 under the Series 2017 Secured Convertible Note leaving availability of $350,000 under such note.

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

On November 9, 2017, the Company entered into amendments (the “November 2017 Convertible Note Amendments”) with the owner and holder of the aggregate principal amount $3,000,000 Series 2016 Convertible Notes (the “Series 2016 Convertible Notes”) issued to our Chairman of the Board and the Chairman of the Strategic Advisory Board and a substantial shareholder of our company on September 29, 2016. The November 2017 Convertible Note Amendments permit the payment of, at the holders’ election, accrued and unpaid interest either in monthly or quarterly payments at any time after the effective date of the amendment. Accrued interest may be paid with: (i) cash; (ii) the issuance and delivery to the holder of shares of common stock of the Company at the conversion price provided for in the Series 2016 Convertible Note; or (iii) any combination of cash and shares of Common Stock, as determined by the holder in its sole discretion.

On March 23, 2018, the Company entered into amendments (the “March 2018 Convertible Note Amendments”) with the owners and holders of the Series 2016 Convertible Notes to extend the maturity date from April 1, 2019 until October 1, 2020.

As of June 30, 2018, and December 31, 2017, $165,617 and $166,356 accrued interest has been recorded, respectively on the Series 2016 Convertible Notes.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2018, the Company incurred a net loss of $2,754,390, generated negative cash flow from operations, has an accumulated deficit of $32,751,167 and working capital deficit of $1,873,649. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to create and market innovative products, raise capital, reduce debt or renegotiate terms, and to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Sources and Uses of Cash

	Six Months Ended June 30,
	2018	2017
Cash flows (used in) operating activities	$(1,243,840)	$(1,295,224)
Cash flows provided by investing activities	58,070	(675)
Cash flows provided by financing activities	1,000,000	0
Net (decrease) in cash and cash equivalents	$(185,770)	$(1,295,899)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2018 was $1,243,840, which was a decrease of $51,384, or 4%, from $1,295,224 net cash used in operating activities for the same period in 2017. The net loss of $2,754,390 for the first six months of 2018 was $131,709 less than the same period of 2017, which was a net loss of $2,886,099. In addition to the decreased net loss, the Company recognized $34,265 less non-cash stock-based compensation in the first six months of 2018 than the previous year. The Company experienced a working capital deficit of $1,873,649 in the first six months of 2018 which was $2,298,025 less than the same period in 2017, which had a working capital balance of $424,376. The Company recognized a non-cash gain on derivative liability of $1,051,848 offset by $1,092,492 amortization of debt discount expense in the first six months of 2017.

Investing Activities

Net cash provided by investing activities was $58,070 during the six months ended June 30, 2018 compared to $675 net cash used in investing activities during the six months ended June 30, 2017. Net cash provided by investing activities for the six months ended June 30, 2018 was comprised of $60,000 from the sale of a vehicle partially offset in both periods by purchases of fixed assets that included shop machines and equipment, computers and electronics and furniture and equipment.

Financing Activities

Financing activities during the first six months of 2018 included $500,000 proceeds from a bank line of credit and $500,000 proceeds from a related party convertible note payable.

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

Accounts Receivable and Credit Policies:

Accounts receivable-trade consists of amounts due from the sale of tethered aerostats, accessories, spare parts, and customization and refurbishment of aerostats. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At June 30, 2018 and December 31, 2017, none of the Company’s accounts receivable-trade was deemed uncollectible.

Revenue Recognition and Unearned Revenue:

The Company accounts for revenue in accordance with Accounting Standards Update No. 2014-09 (Topic 606) and recognizes revenue when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs with the transfer of control of our aerostat products, FUSE tether systems, accessories and services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties and field service actions continue to be recognized as expenses when the products are sold.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2018 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2018:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

DRONE AVIATION HOLDING CORP.

Date: August 8, 2018	By:	/s/ JAY H. NUSSBAUM
Jay H. Nussbaum
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ KENDALL CARPENTER
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