Form 10-Q
period 2018-09-30
DRONE AVIATION HOLDING CORP.
filed 2018-10-26
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Note: The registrant is a voluntary filer but has filed all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months if it was subject to the filing requirements thereof.

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

As of October 26, 2018, there were 9,182,470 shares of registrant’s common stock outstanding.

DRONE AVIATION HOLDING CORP.

i

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$178,781	$615,375
Accounts receivable - trade	65,760	110,065
Inventory, net	1,761,663	991,697
Prepaid expenses and deposits	99,770	103,008

Total current assets	2,105,974	1,820,145

PROPERTY AND EQUIPMENT, at cost:	176,955	253,444
Less - accumulated depreciation	(114,979)	(97,507)

Net property and equipment	61,976	155,937

OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets, net	778,667	997,667

Total other assets	878,466	1,097,466

TOTAL ASSETS	$3,046,416	$3,073,548

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$653,302	$205,359
Accounts payable due to related party	183,918	171,981
Unearned revenue	9,800	-
Bank Line of Credit	1,900,000	1,000,000
Related party convertible note payable	1,900,000	1,000,000

Total current liabilities	4,647,020	2,377,340

LONG TERM LIABILITIES:
Related party convertible note payable	3,000,000	3,000,000

TOTAL LIABILITIES	$7,647,020	$5,377,340

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value; authorized 300,000,000 shares; 9,182,470 and 9,182,470 shares issued and outstanding, at September 30, 2018 and December 31, 2017, respectively	918	918
Additional paid-in capital	29,339,511	27,692,067
Retained Deficit	(33,941,033)	(29,996,777)

Total stockholders’ deficit	(4,600,604)	(2,303,792)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,046,416	$3,073,548

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenues	$84,815	$93,105	$995,838	$474,634

Cost of good sold	51,587	33,594	537,617	283,590

Gross profit	33,228	59,511	458,221	191,044

General and administrative expense	1,127,266	4,544,499	4,158,194	7,432,226

Loss from operations	(1,094,038)	(4,484,988)	(3,699,973)	(7,241,182)

Other income (expense)
Derivative gain	-	779,787	-	1,831,635
Debt extinguishment	-	(681,988)	-	(681,988)
Interest expense	(95,828)	(376,636)	(244,283)	(1,558,389)

Total other expense	(95,828)	(278,837)	(244,283)	(408,742)

NET LOSS	(1,189,866)	(4,763,825)	(3,944,256)	(7,649,924)

Weighted average number of common shares outstanding - basic and diluted	9,182,470	9,087,361	9,182,470	8,880,168

Basic and diluted net loss per share	$(0.13)	$(0.52)	$(0.43)	$(0.86)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES:
Net loss	$(3,944,256)	$(7,649,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense of debt discount	-	1,409,790
Gain on derivative liability	-	(1,831,635)
Loss on debt extinguishment	-	681,988
Depreciation	29,238	26,350
Loss on disposal of property and equipment	10,002	-
Amortization expense of intangible assets	219,000	219,000
Stock based compensation	1,647,444	4,829,598
Changes in current assets and liabilities:
Accounts receivable	44,305	293,251
Inventory	(769,966)	(275,276)
Prepaid expenses and other current assets	3,238	49,340
Accounts payable and accrued expense	447,943	(144,000)
Due from related party	11,937	141,368
Deferred revenue	9,800	-

Net cash used in operating activities	(2,291,315)	(2,250,150)

INVESTING ACTIVITIES:
Cash received from sale of vehicle	60,000	-
Cash paid on fixed assets	(5,279)	(675)

Net cash provided by (used in) investing activities	54,721	(675)

FINANCING ACTIVITIES:
Proceeds from related party convertible note payable	900,000	1,000,000
Proceeds from bank line of credit	900,000	1,000,000
	1,800,000	2,000,000

Net cash provided by financing activities	1,800,000	2,000,000

NET DECREASE IN CASH	(436,594)	(250,825)

CASH, beginning of period	615,375	2,015,214

CASH, end of period	$178,781	$1,764,389

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the nine months ended September 30:
Interest	$232,255	$5,875

Noncash investing and financing activities for the nine months ended September 30:
Conversion of Series A preferred stock to common stock	$-	$25

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended September 30, 2018

1.	BASIS OF PRESENTATION

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2017 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. The consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2018, the Company incurred a net loss of $3,944,256, generated negative cash flow from operations, has an accumulated deficit of $33,941,033 and working capital deficit of $2,541,046. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to create and market innovative products, raise capital, reduce debt or renegotiate terms, and to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On November 10, 2017, the Company and Global Security Innovative Strategies, LLC (“GSIS”), a related party, entered in an agreement whereby GSIS will provide business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for the Company’s role and activities as part of the Security Center of Excellence in Orlando, Florida. The agreement was for a period of six months beginning on November 1, 2017. On September 26, 2018, the parties amended the agreement to extend the period of service through September 2019 with monthly auto renew extensions thereafter. The Company also agreed to issue 100,000 options to purchase Company stock which were immediately vested, had a strike price of $1.00 and terminate on September 26, 2022. The Company pays GSIS a fee of $10,000 per month. The Company agreed to pay the expenses of GSIS incurred in connection with the performance of its duties under the agreement. Either party may terminate or renew the agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party. David Aguilar, a member of the Company’s board of directors, is a principal at GSIS.

As of September 30, 2018, and December 31, 2017, there was $183,918 and $171,981 accrued interest payable, respectively, to related parties on convertible notes payable.

4.	INVENTORY

Inventories are stated at the net realizable value, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our supplies, and the estimated utility of our inventory. If the review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of goods sold. At September 30, 2018, $1,050,740 of the $1,238,331 Work in Process Inventory was related to the WASP multi-mission capable tactical aerostat valued in excess of $1.7 million dollars which was delivered to the Department of Defense on October 9, 2018. Inventory consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Raw Materials	$115,926	$114,119
Work in Progress	1,238,331	482,770
Finished Goods	416,978	398,912
In Transit	-	5,468
Less valuation allowance	(9,572)	(9,572)
Total	$1,761,663	$991,697

5.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software and leasehold improvements.   During the nine months ended September 30, 2018, the Company invested $5,279 in shop machinery and equipment and computers. During that same time period, the company sold a company vehicle for $60,000 cash and wrote off several items of abandoned equipment resulting in a $10,002 loss on disposal of assets. Depreciation expense was $29,238 and $26,350 for the nine months ended September 30, 2018 and 2017, respectively. Property and equipment consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Shop machinery and equipment	$87,534	$87,704
Computers and electronics	32,093	35,270
Office furniture and fixtures	37,814	37,814
Vehicle	-	73,142
Leasehold improvements	19,514	19,514
	176,955	253,444
Less - accumulated depreciation	(114,979)	(97,507)
	$61,976	$155,937

6.	INTANGIBLE ASSETS

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

The Company had a milestone of twelve months to complete a technology integration plan, the non-completion of which could result in the return of the purchased assets and termination of the Company’s obligations to release the escrow cash and shares. Additional milestones included exclusive, no-cost and perpetual licenses to all contributing intellectual property included or related to the purchased assets. As such time as all milestones were met, one-half of the escrow shares were to be released to AFI. Upon termination of the escrow agreement, anticipated to be twelve months from the closing of the asset purchase, if all milestones had been met, the remaining escrow shares would be released to AFI; but if all milestones have not been met, the escrow cash and escrow shares would be released to the Company and the purchased assets would be returned to AFI. According to the terms of the Escrow Agreement, if the escrow share value was less than $1,400,000, the Company must issue an additional number of unregistered shares, not to exceed 50,000 shares. At December 31, 2015, the value of the 150,000 shares was $3.23 per share, or $484,500. The Company recorded $161,500 as an additional liability and expense at December 31, 2015 for the cost of 50,000 shares at $3.23 per share. On June 3, 2016, the Integration Plan was deemed to be completed. At June 3, 2016, the value of the 150,000 shares was $3.01 per share, or $451,150. The additional liability was reduced to $150,500 for the cost of 50,000 shares at $3.01 per share. The Company recorded the $11,000 reduction in the additional liability through the statement of operations at June 3, 2016. The Company began amortizing the $1,460,000 of purchased assets over a sixty-month period on June 3, 2016 in the amount of $24,333 per month. Total amortization expense for the nine months ended September 30, 2018 was $219,000. The remaining unamortized balance of $778,667 is estimated to be amortized in the estimated amounts of $73,000 during 2018 and $292,000 per year for 2019 through 2020 and $121,667 in 2021.

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

On March 23, 2018, the Company entered into amendments (the “March 2018 Convertible Note Amendments”) with the owners and holders of the Series 2016 Convertible Notes to extend the maturity date from April 1, 2019 until October 1, 2020. The Company evaluated the modification under ASC 470-50 and determined that it does not qualify as an extinguishment of debt.

As of September 30, 2018, and December 31, 2017, $165,986 and $166,356 accrued interest has been recorded, respectively.

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

On August 2, 2017, the Company issued a promissory note to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, the CNB Note, with a maturity date of August 2, 2018 On September 26, 2018, the Company and CNB agreed to extend the maturity date of the promissory note to August 2, 2019. The Company evaluated the modification under ASC 470-50 and determined that it did not qualify as an extinguishment of debt. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2019 so long as no event of default exists under the note, the Company or Mr. Nussbaum does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The initial CNB Note bore an interest rate at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. At renewal, the variable rate was increased to 1.0 percentage points over the Wall Street Journal Prime Rate. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may prepay the note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $600,000. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the note. The CNB Note is personally guaranteed by Mr. Nussbaum, the Company’s Chief Executive Officer pursuant to written guarantee in favor of CNB (the “CNB Guarantee”). Mr. Nussbaum and the Company are obligated to maintain an unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the note, we entered into a security agreement in favor of CNB (the “Security Agreement”) encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with an approximate balance of $90,000. As of September 30, 2018, $1,900,000 has been drawn against the line of credit, an increase of $900,000 over the balance at December 31, 2017. Accrued interest of $5,558 has been recognized as of September 30, 2018.

Indemnification Agreement

On August 3, 2017, the Company entered into an Indemnification Agreement with Mr. Nussbaum in order to indemnify and defend him to the fullest extent permitted by law for any claim, expense or obligation which might arise as a result of his guarantee of the CNB Note.

9.	SERIES 2017 SECURED CONVERTIBLE NOTE – RELATED PARTY

On August 3, 2017, the Company issued a Secured Convertible Promissory Note Series 2017 due August 2, 2018 in the aggregate principal amount of $2,000,000 (the “Series 2017 Convertible Note”) in a private placement to Frost Nevada Investments Trust (“Frost Nevada”). On September 26, 2018, the Company and Frost Nevada agreed to extend the maturity date of the promissory note to August 2, 2019.  The Company evaluated the modification under ASC 470-50 and determined that it did not qualify as an extinguishment of debt. Frost Nevada is a trust that is controlled by Dr. Frost, a substantial shareholder of the Company. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2019 so long as no event of default exists under the loan. The Company may request advances of principal under this note equal to and at the same time as it requests advances, if any, pursuant to the CNB Note. The note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate. The Company may prepay the notes at any time without penalty. If the Company does not prepay the note in full or the holder does not convert the note before the maturity date, the Company may pay the outstanding principal amount and any accrued and unpaid interest on the maturity date with cash or with common stock or through a combination of cash and stock at Frost Nevada’s discretion. The conversion price under the note is $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Series 2017 Convertible Note is secured by a security interest in all the Company’s assets. This security interest is subordinate to the security interest of CNB discussed in Footnote #8 above. As of September 30, 2018, $1,900,000 has been drawn against the line of credit, an increase of $900,000 over the balance at December 31, 2017. Accrued interest of $17,932 has been recognized as of September 30, 2018.

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

On August 3, 2017, the Company entered into an amendment to the August 24, 2014 Independent Contractor Agreements it entered into with Dr. Philip Frost and Steven Rubin who serve as members of the Company’s Strategic Advisory Board (the “SAB Amendments”). The SAB Amendments extend the term of the agreements from May 1, 2017 until April 30, 2018 and provide for the following equity based compensation: (a) for Dr. Frost, a warrant to purchase 2,000,000 shares of the Company’s Common Stock (the “Frost Warrant”) and an award of 150,000 shares of the Company’s unregistered restricted Common Stock and (b) for Mr. Rubin, an award of 100,000 shares of the Company’s unregistered restricted Common Stock. The restricted stock vests upon the occurrence of a change of control (as defined in the SAB Amendments). The Warrant has a term of five years and exercise price of $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Company recognized $22,500 expense for the pro rata portion of shares earned by the two members during the nine months ended September 30, 2018, amortizing the expense over the 12 months of the service agreement regardless of the vesting condition.

In September 2016, the Company issued 1,349,000 shares of restricted common stock outside of the 2015 Equity Plan to Jay Nussbaum, Felicia Hess, Daniyel Erdberg, Kendall Carpenter, Mike Silverman and Reginald Brown pursuant to Stock Award Agreements. The shares will vest upon consummation of a significant equity and/or debt financing of at least $5,000,000 provided that the holder remains engaged by the Company through the vesting date. On August 3, 2017, these awards were modified so that the restrictions set forth in the RSA lapse upon the earlier of (i) consummation of a significant equity and/or debt financing from which the Company receives gross proceeds of at least $7,000,000 or (ii) a change in control (as defined in the RSA Amendment), provided that, in either case, the holder remains engaged by the Company through the date of such event. The Company does not believe the modified vesting conditions are probable of being achieved, and as such, no stock-based compensation expense has been recorded. The Company will reassess whether achievement of the vesting conditions is probable at each reporting date. If it is probable, stock-based compensation will be recognized.

On March 28, 2017, these awards were modified in recognition of the Company securing a substantial sales order and recent business development activity and vested on that date. On that date, the awards were determined to be probable for vesting and stock-based compensation was recognized based on the fair market value of the stock on March 28, 2017. The Company recorded $944,300 in stock-based compensation for these awards during the nine months ended September 30, 2018.

On August 28, 2018, the Company filed with the Nevada Secretary of State of a Certificate of Withdrawal to withdraw the Certificates of Designations of the Company’s previously designated Convertible Preferred Stock, Series A, B, B-1, C, D, E, F, G as no shares of these series of preferred stock are issued or outstanding.

11.	EMPLOYEE STOCK OPTIONS

On September 26, 2018, upon approval of the Company’s board of directors, the Company granted outside its 2015 Equity Plan, 6,000,000 options to five management employees and four directors. Jay Nussbaum was issued 2,350,000 options, Felicia Hess was issued 1,000,000 options, Daniyel Erdberg was issued 1,000,000 options, Kendall Carpenter was issued 425,000 options, Reginald Brown, Jr. was issued 1,000,000 options. Director David Aguilar was issued 150,000 options and Directors John Miller, Timothy Hoechst and Robert Guerra were each issued 25,000 options. The options vest upon the Company receiving an aggregate of $4,000,000 in new orders from a prime government contractor or directly from the U.S. government at any time commencing after the date of issuance. The options are exercisable at an exercise price of $.65 per share and expire September 26, 2022. Of these 6,000,000 options, 5,000,000 options have been accounted for as a modification of the August 22, 2018 options. During the nine months ended September 30, 2018, $360,593 compensation expense was recognized on these 6,000,000 options with a remaining balance of $2,238,087 to be recognized over the assumed vesting period.

On August 22, 2018, upon approval of the Company’s board of directors, the Company granted outside its 2015 Equity Plan, an aggregate of 5,000,000 options to five management employees and four directors. Included in this award were the following grants to Executive Officers and Directors of the Company: 1,950,000 options to Jay Nussbaum, Chief Executive Officer and Chairman of the Board of Directors, 800,000 options to Felicia Hess, Chief Operating Officer, 800,000 options to Daniyel Erdberg, President, 300,000 options to Kendall Carpenter, Chief Financial Officer and the following directors of the Company: 150,000 options to David Aguilar, 25,000 options to John Miller, 25,000 options to Timothy Hoechst and 25,000 options to Robert Guerra. The options vest upon the Company receiving an aggregate of $4,000,000 in new orders from a prime government contractor or directly from the U.S. government at any time commencing after the date of issuance. The options are exercisable at an exercise price of $1.00 per share and expire August 22, 2022. On September 26, 2018, the Board resolved to cancel the Options to purchase 5,000,000 shares of common stock issued on August 22, 2018 that had not vested.

On May 16, 2018, upon approval of the Company’s board of directors, the Company granted outside its 2015 Equity Plan, 460,000 options to four employees. Reginald Brown, Jr. was issued 200,000 options and Kendall Carpenter was issued 130,000 options which were immediately vested, are exercisable at an exercise price of $1.00 per share and expire May 16, 2022. Two engineers received a total of 130,000 shares which vest 50% after one year and the remaining 50% after two years, are exercisable at an exercise price of $1.00 per share and expire May 16, 2022. During the nine months ended September 30, 2018, $165,354 compensation expense was recognized on these 460,000 options with a remaining balance of $36,727 to be recognized over the vesting period.

On March 28, 2018, upon approval of the Company’s board of directors, the Company granted outside its 2015 Equity Plan, 100,000 options each to a newly-appointed director, Robert Guerra. These options vest 50% one year after the date of grant and the remaining 50% two years after the date of grant provided the director is still actively involved with the Company. The options are exercisable at an exercise price of $1.00 per share and expire on March 28, 2022. During the nine months ended September 30, 2018, $14,599 compensation expense was recognized on these 100,000 options with a remaining balance of $23,990 to be recognized over the vesting period.

On December 13, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 100,000 options each to two newly-appointed directors, or a total of 200,000 options. These options vest 50% after one year and the remaining 50% after two years provided the director is still actively involved with the Company. The options are exercisable at an exercise price of $1.00 per share and expire on December 13, 2021. During the nine months ended September 30, 2018 and twelve months ended December 31, 2017, $54,638 and $3,593, respectively, compensation expense was recognized on these 200,000 options with a remaining balance of $41,558 to be recognized over the vesting period.

During 2016, the Company granted 10,000 options to an employee with two-year vesting and an exercise price of $3.00 and an expiration date of December 6, 2019. The Company recognized $1,105 in compensation for the nine months ended September 30, 2018. No additional compensation will be recognized on these options which were cancelled due to the termination of the employee.

On June 1, 2015, the Company issued an option award to an employee for 37,500 shares vesting over three years with an exercise price of $10.80 and expiration date of May 4, 2019. During the nine months ended September 30, 2018, $14,369 compensation expense was recognized on these 37,500 options which have been cancelled due to the termination of the employee.

On January 9, 2017, the Company issued an option to purchase 100,000 shares of common stock with an exercise price of $2.90 per share to a director. The option vests 50,000 after one year from grant date and another 50,000 two years from grant date with an expiration date of four years from grant date provided that the Director is still providing service to the Company. During the nine months ended September 30, 2018, $33,836 compensation expense was recognized on these 100,000 options with a remaining balance of $11,280 to be recognized over the vesting period.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 6,560,000 options granted during the nine months ended September 30, 2018.

The following table summarizes the assumptions used to estimate the fair value of the 11,560,000 stock options granted during the nine months ended September 30, 2018 on the date of grant.

2018

Expected dividend yield	0%
Expected volatility	80-97%
Risk-free interest rate	2.48-2.89%
Expected life of options	4.00 years

Under the Black-Scholes option pricing model, the fair value of the 11,560,000 options granted during the nine months ended September 30, 2018 is estimated at $2,839,360 on the date of grant. During the nine months ended September 30, 2018, $540,546 compensation expense was recognized on these 11,560,000 options.

The following table represents stock option activity as of and for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2017	7,945,000	$1.38	3.50
Exercisable – December 31, 2017	7,627,500	$1.35	3.50	$0
Granted	11,560,000	$0.82
Cancelled or Expired	(5,425,000)	$1.33
Outstanding – September 30, 2018	14,080,000	$0.94	3.39	$0
Exercisable – September 30, 2018	7,600,000	$1.15	2.92	$0

12.	WARRANTS

As described above in Footnote #3 – Related Party Transactions, on September 26, 2018, the Company issued 100,000 warrants outside its 2015 Equity Plan to Global Security Innovative Strategies, LLC (“GSIS”) with an exercise price of $1.00 per share and an expiration date of September 26, 2022 and which were immediately vested. The Company recognized $36,150 in compensation for the nine months ended September 30, 2018.

The following table summarizes the assumptions used to estimate the fair value of the 560,000 stock warrants granted during the nine months ended September 30, 2018 on the date of grant.

2018

Expected dividend yield	0%
Expected volatility	91%
Risk-free interest rate	2.89%
Expected life of options	4.00 years

Under the Black-Scholes option pricing model, the fair value of the 100,000 warrants granted during the nine months ended September 30, 2018 is estimated at $36,150 on the date of grant. During the nine months ended September 30, 2018, $36,150 compensation expense was recognized on these 100,000 warrants.

The following table represents warrant activity as of and for the period ended September 30, 2018:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2017	2,232,500	$1.36	4.34
Exercisable – December 31, 2017	2,232,500	$1.36	4.34	$0
Granted	100,000	$1.00
Forfeited or Expired	(37,500)	$10.00
Outstanding – September 30, 2018	2,295,000	$1.20	3.67	$0
Exercisable – September 30, 2018	2,295,000	$1.20	3.67	$0

13.	COMMITMENTS AND CONTINGENCIES

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

Year 2018 - $ 18,075
Year 2019 - $ 77,309
Year 2020 - $ 45,651

Rent expense was $65,995 and $60,425 for the nine months ended September 30, 2018 and 2017, respectively.

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products Corporation d/b/a Southern Balloon Works (“Aerial Products”), Kevin M. Hess, LTAS, and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. LTAS and the Company filed an Answer on June 30, 2016 and Responses to Interrogatories on December 16, 2016. The lawsuit is active and discovery is ongoing. It is our position that neither LTAS nor the Company are continuations of Aerial Products, and LTAS and the Company have denied all allegations made by Banco and will vigorously defend that position. The Company has evaluated the probability of loss as possible, but the range of loss is unable to be estimated.

Other than the Banco matter, there are no material claims, actions, suits, proceedings inquiries, labor disputes or investigations pending.

14.	SUBSEQUENT EVENTS

On October 9, 2018, the Company took a draw of $100,000 from the CNB note and a draw of $100,000 from the Series 2017 Convertible Note which are described in Footnotes #8 and #9 above.

On October 9, 2018, the Company delivered a WASP multi-mission capable tactical aerostat valued in excess of $1.7 million dollars to a Department of Defense customer. Approximately $1,050,740 of parts, labor and overhead were carried in Work in Process Inventory at September 30, 2018.

On October 24, 2018, the Company commenced an offering of up to 10,000,000 shares of its common stock (the “Offered Shares”) in a private placement of up to $5,500,000 to certain accredited investors at a purchase price of $0.55 per share pursuant to a Stock Purchase Agreement (the “SPA”). As of October 26, 2018, the Company has received subscriptions for a total of $3,256,000 (5,920,000 Shares) pursuant to the SPA. Pursuant to the terms of the SPA, any funds received from investors in the offering prior to the closing date will be held by the Company in a segregated bank account until closing. In the event that the SPA is terminated prior to closing or the closing does not occur by December 31, 2018, any funds received by the Company pursuant to the SPA shall be promptly refunded in full to the investors without deduction of any cost or expense. Closing of the offering pursuant to the SPA is conditioned upon certain, limited customary representations and warranties, as well as the Company having received an aggregate of $4,000,000 in new orders from a prime government contractor or directly from the U.S. government at any time commencing after October 9, 2018 (the “Qualifying Sales Order”). As required under the SPA, upon receipt by the Company of a Qualifying Sales Order, the Company will give written notice to the investors notifying them that the Company intends to close on the purchase of the Offered Shares pursuant to the SPA. Within three days after the delivery of the notice to the investors, the Company and the investors will then close under the SPA and at closing, the Company will issue to each purchasing investor the number of shares subscribed for by each Investor.

On October 25, 2018, the Board approved Amendment No. 3 to the August 27, 2014 Independent Contractor Agreements it entered into with Dr. Philip Frost and Steven Rubin who serve as members of the Company’s Strategic Advisory Board (the “SAB Amendments”). The SAB Amendments extend the term of the agreements from November 1, 2018 until October 31, 2019 and provide for the following equity-based compensation: (a) for Dr. Frost, an award of 150,000 shares of the Company’s unregistered restricted Common Stock and (b) for Mr. Rubin, an award of 100,000 shares of the Company’s unregistered restricted Common Stock. The restricted stock vests upon the occurrence of a change of control (as defined in the SAB Amendments).

On October 25, 2018 the Company borrowed $100,000 from its Chief Executive Officer and Chairman, Jay Nussbaum pursuant to a promissory note. The note bears interest at the rate of 6% per annum and is due on November 30, 2018. The Company plans to use the proceeds from this loan to fund our immediate short-term cash needs  pending settlement of the customer invoice for the WASP shipped October 9, 2018.

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

Growth and percentage comparisons made herein generally refer to the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Drone Aviation Holding Corp. and, depending on the context, its subsidiaries.

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

Our marketing efforts include submission of proposals and bids to the U.S. Government as well as customer demonstrations at customer identified sites as well as in Jacksonville, Florida. We also showcased our products and technologies at numerous conferences and live demonstrations, including the 2017 Special Operations Forces Industry Conference, 2018 ADS Warrior Expo East, State of Florida HURREX exercise, CyberQuest 2017, and presentations to a variety of federal and state government agencies. We have also increased marketing efforts and announced the following:

●	On October 16, 2018, we announced delivery of a $1.7 million contract award for enhanced WASP tactical aerostat from the U.S. Department of Defense.

●	On June 27, 2018, we announced our participation in the ADS Warrior Expo East showcasing the WASP Tactical Aerostat.

●	On June 1,2018, we announced the livestream of a technology demonstration for Federal and New York State Law Enforcement agencies.

●	On May 30, 2018, we announced that the FUSE Tether System was employed by Southern Arizona Law Enforcement for enhanced aerial surveillance.

In addition to our plans to organically grow our lighter than air systems through increased marketing and sales, we intend to continue to consider potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business.

The Company commenced an offering of up to 10,000,000 shares of its common stock (the “Offered Shares”) in a private placement of up to $5,500,000 to certain accredited investors at a purchase price of $0.55 per share pursuant to a Stock Purchase Agreement (the “SPA”). The Company intends to use the proceeds from this offering for working capital it anticipates it will need in order to finance the costs of production and other costs related to new product orders that are in the final stages of completion. As of October 26, 2018, the Company has received subscriptions for a total of $3,256,000 (5,920,000 Shares) pursuant to the SPA. In addition, on October 25, 2018, the Company borrowed $100,000 from its Chief Executive Officer and Chairman, Jay Nussbaum on a short-term basis to fund its immediate short-term cash needs. See “Liquidity and Capital Resources” for a further discussion on the Company’s working capital requirements.

Results of Operations

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Revenues: Revenues of $84,815 for the quarter ended September 30, 2018 decreased $8,290 or 9% from $93,105 for the same period in 2017. Sources of revenue were derived primarily from aerostat products, FUSE tether systems and accessories. Revenue from FUSE tether systems was $63,000 for the quarter ended September 30, 2018, an increase of $39,000 or 163% from $24,000 for the same period in 2017. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in the Business Overview section above, including the October 2018 delivery of a WASP tactical aerostat valued in excess of $1.7 million dollars.

Cost of Goods Sold and Gross Profit: Cost of goods sold of $51,587 for the quarter ended September 30, 2018 increased $17,993 or 54% from $33,594 for the same period in 2017. Costs included materials, parts and labor associated with the sale of aerostat products, FUSE tether systems and accessories. Cost of goods sold from FUSE tether systems was $25,619, an increase of $12,967 or 102% from $12,652 for the same period in 2017. The $33,228 gross profit for the quarter ended September 30, 2018 was a decrease of $26,283 or 44% from the $59,511 in gross profit for the same quarter of 2017. Overall gross profit margins were 39% and 64% for the quarters ended September 30, 2018 and 2017, respectively. Gross profit margins on FUSE tether systems was 59% and 47% for the quarters ended September 30, 2018 and 2017, respectively.

General and Administrative Expense: General and administrative expense primarily consists of payroll and related costs, sales and marketing costs, research and development costs, business overhead and costs related to maintaining a public entity. General and administrative expenses decreased $3,417,233 or 75% to $1,127,266 in the quarter ended September 30, 2018 from $4,544,499 for the same period in 2017. Contributing to the decrease was non-cash stock-based compensation of $443,541 which decreased $3,170,390 from $3,613,931 in the same period of 2017. Marketing expenses of $26,353 decreased $70,862 from $97,215, travel expenses of $28,053 decreased $76,287 from $104,340 and research and development of $26,797 decreased $71,182 from $97,979 for the quarter ended September 30, 2018 compared to the same period in 2017. In the third quarter of 2017, the Company conducted a thirty-day demonstration on the US/Mexican border which caused marketing and travel expenses to increase. Research and development costs continue to decrease as the Company’s products are being commercialized.

Loss from Operations: Loss from operations for the quarter ended September 30, 2018 decreased $3,390,950 or 76% to $1,094,038 from loss from operations of $4,484,988 for the same period in 2017. The decrease was primarily due to a decrease in gross profit of $26,283 and the decrease of general and administrative expense of $3,417,233 as discussed above.

Other Expense: Total other expense of $95,828 for the quarter ended September 30, 2018 was $183,009 less than the total other expense of $278,837 in the same period in 2017. This decrease was primarily due to interest expense on bank and related party notes payable of $95,828 for the quarter ended September 30, 2018, which was $36,490 or 61% greater than the $59,338 interest expense recognized for the same period in 2017 offset by $317,298 amortization of discount to convertible note and $97,799 net result of offsetting derivative gain and debt extinguishment recognized in the third quarter of 2017.

Net Loss: Net loss decreased $3,573,959 or 75% to $1,189,866 for the quarter ended September 30, 2018 from net loss of $4,763,825 for the same period in 2017. The decrease in net loss was due to factors discussed above.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Revenues: Revenues of $995,838 for the nine months ended September 30, 2018 increased $521,204 or 110% from $474,634 for the same period in 2017. Sources of revenue were derived primarily from aerostat products, FUSE tether systems and accessories. The increase in sales volume was primarily a result of the delivery of a WASP system valued in excess of $800,000 to the U.S. Army which was ordered in the fourth quarter of 2017 and delivered in the first quarter of 2018. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in the Business Overview section above, including the October 2018 delivery of a WASP tactical aerostat valued in excess of $1.7 million dollars.

Cost of Goods Sold and Gross Profit: Cost of goods sold of $537,617 for the nine months ended September 30, 2018 increased $254,027 or 90% from $283,590 for the same period in 2017. Costs included materials, parts and labor associated with the sale of aerostat products, FUSE tether systems and accessories. The $458,221 gross profit for the nine months ended September 30, 2018 was an increase of $267,177 or 140% from the $191,044 in gross profit for the same period in 2017. Gross profit margins were 46% and 40% for the nine months ended September 30, 2018 and 2017, respectively, due to the higher margins built into the pricing of the system delivered in 2018.

General and Administrative Expense: General and administrative expense primarily consists of payroll and related costs, sales and marketing costs, research and development costs, business overhead and costs related to maintaining a public entity. General and administrative expenses decreased $3,274,032 or 44% to $4,158,194 in the nine months ended September 30, 2018 from $7,432,226 for the same period in 2017. Contributing to the decrease was non-cash stock-based compensation of $1,647,444 which decreased $3,182,154 from $4,829,598 in the same period of 2017. Marketing expenses of $132,095 decreased $109,834 from $241,929, travel expenses of $169,558 decreased $18,139 from $187,697 and research and development of $94,179 decreased $183,697 from $277,876 for the nine months ended September 30, 2018 compared to the same period in 2017. Payroll expense increased by $288,827 during period to $1,242,895 from $954,068 in the prior year as a result of putting the CEO on salary in the third quarter of 2017 and the bonus effect of payroll taxes paid on the vesting of the September 2016 stock awards. During 2017, the Company conducted a thirty-day demonstration on the US/Mexican border which caused marketing and travel expenses to increase that year. Research and development costs continue to decrease as the Company’s products are being commercialized.

Loss from Operations: Loss from operations for the nine months ended September 30, 2018 decreased $3,541,209 or 49% to $3,699,973 from loss from operations of $7,241,182 for the same period in 2017. The decrease was primarily due to an increase in gross profit of $267,177 and by the decrease of general and administrative expense of $3,274,032 as discussed above.

Other Expense: Total other expense of $244,283 for the nine months ended September 30, 2018 was $164,459 less than the total other expense of $408,742 in the same period in 2017. This decrease was primarily due to interest expense on bank and related party notes payable of $244,283 for the nine months ended September 30, 2018, which was $95,684 or 64% greater than the $148,599 interest expense recognized for the same period in 2017 offset by $290,143 combined effect of amortization of discount to convertible note, accounting for derivative gain and debt extinguishment recognized in the third quarter of 2017.

Net Loss: Net loss decreased $3,705,668 or 48% to $3,944,256 for the nine months ended September 30, 2018 from net loss of $7,649,924 for the same period in 2017. The decrease in net loss was due to factors discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2018, the Company had $178,781 in cash compared to $615,375 in cash at December 31, 2017, a decrease of $436,594. As of September 30, 2018, the Company had accounts receivable of $65,760 compared to $110,065 at December 31, 2017, a decrease of $44,305 resulting from increased collections in the first nine months of 2018.

The Company had total current assets of $2,105,974 and total current liabilities of $4,647,020 or working capital deficit of $2,541,046 at September 30, 2018 compared to total current assets of $1,820,145 and total current liabilities of $2,377,340 or working capital deficit of $557,195 at December 31, 2017.

We have historically financed our operations through operating revenues and sales of equity and convertible debt securities. Although as of September 30, 2018 we have cash of $178,781, we have a working capital deficit of $2,541,046 and incurred a net loss of $3,944,256. Furthermore, the Company has a history of negative cash flow from operations, primarily due to historically heavy investment in research and development, stock-based compensation and costs associated with maintaining a public entity. We expect a substantial increase in revenues for the remainder of 2018. To this end, we have delivered a WASP tactical aerostat system to a customer in October 2018 which will increase revenues by more than $1.7 million in the fourth quarter of 2018. In addition, we are conducting a private offering of our common stock of up to $5,500,000 at a purchase price of $0.55 per share pursuant to the SPA. The Company intends to use the proceeds from this offering for working capital it anticipates it will need in order to finance the costs of production and other costs related to new product orders that are in the final stages of completion. As of October 26, 2018, the Company has received subscriptions for a total of $3,256,000 (5,920,000 Shares) pursuant to the SPA. If we are unable to complete a sale of all or a portion of this planned offering and we receive new orders, we will not have sufficient working capital to continue our operations for the next 12 months.

On October 25, 2018 we borrowed $100,000 from our Chief Executive Officer and Chairman, Jay Nussbaum pursuant to a promissory note. The note bears interest at the rate of 6% per annum and is due on November 30, 2018. We plan to use the proceeds from this loan to fund our immediate short-term cash needs.

 In the event we are unable to complete a sale of all or a substantial portion of the offering of our common stock pursuant to the SPA and refinance our revolving line of credit from City National Bank of Florida and our Series 2017 Secured Convertible Notes on the extended maturity date of August 2, 2019, we will not have sufficient resources to continue our operations for the next 12 months and to effectuate all aspects of our business plan. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan or potentially curtail some aspects of our operations. If we need to raise additional funds through the issuance of equity, equity-related or convertible debt securities in the future, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. The issuance of additional common stock may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock. Historically, we have financed our cash needs by private placements of our securities and loans, bank financing and revenues from sales of our products. There is no assurance that we will be able to obtain financing on terms consistent with our past financings or satisfactory to us, if at all.

Other than the recent loan from Mr. Nussbaum, the commitments we have received for purchases of our common stock pursuant to the SPA or the Revolving Line of Credit from City National Bank of Florida as discussed below, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Consequently, our inability to raise funds to meet our expected working capital requirements will have a severe negative impact on our ability to remain a viable company. We are dependent upon our significant shareholders to provide or loan us funds to meet our working capital needs.

We have delivered a WASP tactical aerostat system to a customer in October 2018 which will increase revenues by more than $1.7 million dollars in the fourth quarter. In anticipation of increased sales resulting from our developing product pipeline, we extended financing transactions that provide us with up to $4,000,000 in credit and we extended the maturity date on $3,000,000 of convertible debt until October 2020 providing us with increased liquidity and a strengthened balance sheet. The following is a summary of these completed financing transaction:

Revolving Line of Credit from City National Bank of Florida. On August 2, 2017, the Company issued a promissory note to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, the CNB Note, with a maturity date of August 2, 2018. On September 26, 2018, the Company and CNB agreed to extend the maturity date of the promissory note to August 2, 2019. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2019 so long as no event of default exists under the note, the Company or Mr. Nussbaum does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The initial CNB Note bore an interest rate at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. At renewal, the variable rate was increased to 1.0 percentage points over the Wall Street Journal Prime Rate. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may prepay the note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $600,000. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the note. The CNB Note is personally guaranteed by Mr. Nussbaum, the Company’s Chief Executive Officer pursuant to written guarantee in favor of CNB (the “CNB Guarantee”). Mr. Nussbaum and the Company are obligated to maintain an unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the note, we entered into a security agreement in favor of CNB (the “Security Agreement”) encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with an approximate balance of $120,000. As of October 26, 2018, we have borrowed a total of $2,000,000 under the CNB Note leaving availability of $0 under such note.

Series 2017 Secured Convertible Note. On August 3, 2017, the Company issued a Secured Convertible Promissory Note Series 2017 due August 2, 2018 in the aggregate principal amount of $2,000,000 (the “Series 2017 Convertible Note”) in a private placement to Frost Nevada Investments Trust (“Frost Nevada”). On September 26, 2018, the Company and Frost Nevada agreed to extend the maturity date of the promissory note to August 2, 2019. Frost Nevada is a trust that is controlled by Dr. Frost, a substantial shareholder of the Company. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2019 so long as no event of default exists under the loan. The Company may request advances of principal under this note equal to and at the same time as it requests advances, if any, pursuant to the CNB Note. The note bears interest at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate. The Company may prepay the notes at any time without penalty. If the Company does not prepay the note in full or the holder does not convert the note before the maturity date, the Company may pay the outstanding principal amount and any accrued and unpaid interest on the maturity date with cash or with common stock or through a combination of cash and stock at Frost Nevada’s discretion. The conversion price under the note is $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Series 2017 Convertible Note is secured by a security interest in all of the Company’s assets. This security interest is subordinate to the security interest of CNB discussed above.

As of October 26, 2018, we have borrowed a total of $2,000,000 under the Series 2017 Secured Convertible Note leaving availability of $0 under such note.

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

As of September 30, 2018, and December 31, 2017, $165,986 and $166,356 accrued interest has been recorded, respectively on the Series 2016 Convertible Notes.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2018, the Company incurred a net loss of $3,944,256, generated negative cash flow from operations, has an accumulated deficit of $33,941,033 and working capital deficit of $2,541,046. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to create and market innovative products, raise capital, reduce debt or renegotiate terms, and to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Sources and Uses of Cash

	Nine Months Ended September 30,
	2018	2017
Cash flows (used in) operating activities	$(2,291,315)	$(2,250,150)
Cash flows provided by (used in) investing activities	54,721	(675)
Cash flows provided by financing activities	1,800,000	2,000,000
Net (decrease) in cash and cash equivalents	$(436,594)	$(250,825)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2018 was $2,291,315, which was an increase of $41,165, or 2%, from $2,250,150 net cash used in operating activities for the same period in 2017. The net loss of $3,944,256 for the first nine months of 2018 was $3,705,668 less than the same period of 2017, which was a net loss of $7,649,924. In addition to the decreased net loss, the Company recognized $3,182,154 less non-cash stock-based compensation in the first nine months of 2018 than the previous year. The Company experienced a working capital deficit of $2,541,046 in the first nine months of 2018 which was $2,874,480 less than the same period in 2017, which had a working capital balance of $333,434. The Company recognized a non-cash gain on derivative liability of $1,831,635 offset by $1,409,790 amortization of debt discount expense and 681,988 loss on debt extinguishment in the first nine months of 2017. The Company grew inventory by $769,966 and was carrying $447,943 more in accounts payable during the nine months ended September 30, 2018, mostly related to the WASP tactical system that was delivered in October 2018.

Investing Activities

Net cash provided by investing activities was $54,721 during the nine months ended September 30, 2018 compared to $675 net cash used in investing activities during the nine months ended September 30, 2017. Net cash provided by investing activities for the nine months ended September 30, 2018 was comprised of $60,000 from the sale of a vehicle partially offset in both periods by purchases of fixed assets that included shop machines and equipment, computers and electronics and furniture and equipment.

Financing Activities

Financing activities during the first nine months of 2018 included $900,000 proceeds from a bank line of credit and $900,000 proceeds from a related party convertible note payable. Financing activities during 2017 included $1,000,000 proceeds from a bank line of credit and $1,000,000 proceeds from a related party convertible note payable.

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

Accounts Receivable and Credit Policies:

Accounts receivable-trade consists of amounts due from the sale of tethered aerostats, accessories, spare parts, and customization and refurbishment of aerostats. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At September 30, 2018 and December 31, 2017, none of the Company’s accounts receivable-trade was deemed uncollectible.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2018 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2018:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 24, 2018, the Company commenced an offering of up to 10,000,000 shares of its common stock (the “Offered Shares”) in a private placement of up to $5,500,000 to certain accredited investors at a purchase price of $0.55 per share pursuant to a Stock Purchase Agreement (the “SPA”). As of October 26, 2018, the Company has received subscriptions for a total of $3,256,000 (5,920,000 Shares) pursuant to the SPA. Pursuant to the terms of the SPA, any funds received from investors in the offering prior to the closing date will be held by the Company in a segregated bank account until closing. In the event that the SPA is terminated prior to closing or the closing does not occur by December 31, 2018, any funds received by the Company pursuant to the SPA shall be promptly refunded in full to the investors without deduction of any cost or expense. Closing of the offering pursuant to the SPA is conditioned upon certain, limited customary representations and warranties, as well as the Company having received an aggregate of $4,000,000 in new orders from a prime government contractor or directly from the U.S. government at any time commencing after October 9, 2018 (the “Qualifying Sales Order”). As required under the SPA, upon receipt by the Company of a Qualifying Sales Order, the Company will give written notice to the investors notifying them that the Company intends to close on the purchase of the Offered Shares pursuant to the SPA. Within three days after the delivery of the notice to the investors, the Company and the investors will then close under the SPA and at closing, the Company will issue to each purchasing investor the number of shares subscribed for by each Investor.

On October 25, 2018, the Company entered into Amendment No. 3 to the August 27, 2014 Independent Contractor Agreements it entered into with Dr. Philip Frost and Steven Rubin who serve as members of the Company’s Strategic Advisory Board (the “SAB Amendments”). The SAB Amendments extend the term of the agreements from November 1, 2018 until October 31, 2019 and provide for the following equity-based compensation: (a) for Dr. Frost, an award of 150,000 shares of the Company’s unregistered restricted Common Stock and (b) for Mr. Rubin, an award of 100,000 shares of the Company’s unregistered restricted Common Stock. The restricted stock vests upon the occurrence of a change of control (as defined in the SAB Amendments).

On October 25, 2018 we borrowed $100,000 from our Chief Executive Officer and Chairman, Jay Nussbaum pursuant to a promissory note. The note bears interest at the rate of 6% per annum and is due on November 30, 2018. We plan to use the proceeds from this loan to fund our immediate short-term cash needs pending settlement of the customer invoice for the WASP shipped October 9, 2018.

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

DRONE AVIATION HOLDING CORP.

Date: October 26, 2018	By:	/s/ JAY H. NUSSBAUM
Jay H. Nussbaum
Chief Executive Officer (Principal Executive Officer)

Date: October 26, 2018	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated April 30, 2014, between Drone Aviation Holding Corp. and MacroSolve, Inc.	8-K	5/5/14	2.1	333-150332
2.2	Plan of Merger, effective March 26, 2015, between Drone Aviation Holding Corp. and Drone Aviation Corp.	10-K	3/31/15	10.14	333-150332
2.3	Asset Purchase Agreement, dated July 20, 2015, between Drone AFS Corp. Drone Aviation Holding Corp., Adaptive Flight, Inc., and the shareholders of Adaptive Flight, Inc.	8-K	7/21/15	10.1	333-150332
3.1	Articles of Incorporation of Drone Aviation Holding Corp., dated April 17, 2014	8-K	5/5/14	3.1	333-150332
3.2	Certificate of Amendment to Articles of Incorporation of Drone Aviation Holding Corp., dated October 29, 2015	8-K	10/30/15	3.1	333-150332
3.3	Bylaws of Drone Aviation Holding Corp.	8-K	5/5/14	3.6	333-150332
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	5/5/14	3.2	333-105332
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	5/5/14	3.3	333-105332
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock	8-K	5/5/14	3.4	333-105332
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	5/5/14	3.5	333-105332
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock	8-K	6/5/14	3.1	333-105332
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/5/14	3.2	333-105332
3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/3/15	3.3	333-105332
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	8/28/14	3.1	333-105332
3.12	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	6/3/15	3.4	333-105332
3.13	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.1	333-105332
3.14	Certificate of Correction to the Certificate of Designation of Preferences, rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/15	3.2	333-105332
3.15	Form of Certificate of Withdrawal to be filed with Nevada Secretary of State.	8-K	8/24/2018	3.1	333-105332

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
4.1	Form of Convertible Promissory Note Series 2016 due October 1, 2017	8-K	9/30/16	4.1	333-105332
4.1(a)	(a) Form of Amendment to Convertible Promissory Note Series 2016	10-Q	8/4/17	4.1(a)	333-150332
4.1(b)	(b) Form of November 2017 Amendment to Convertible Promissory Note Series 2016	10-Q	11/13/17	4.1(b)	333-150332
4.1(c)	(c) Form of March 2018 Amendment to Convertible Promissory Note Series 2016	10-K	3/23/18	4.1(c)	333-150332
4.2	Form of Secured Convertible Promissory Note Series 2017-08 due August 2, 2018	10-Q	8/4/17	4.2	333-150332
10.1*	Form of Common Stock Purchase Agreement.	–	–	–	–	X
10.2*	Form of Amendment No. 3 to Independent Contractor Agreement dated August 3, 2017	–	–	–	–	X
10.24	Amendment to promissory between Drone Aviation Holding Corp. and City National Bank of Florida dated September 26, 2018.	8-K	9/28/2018	10.1	333-105332
10.25	Amendment to Secured Convertible Promissory Note issued by Drone Aviation Holding Corp. to Frost Nevada Investment Trust dated September 26, 2018.	8-K	9/28/2018	10.2	333-105332
10.26	Form of Promissory Note between Drone Aviation Holding Corp and Jay Nussbaum dated October 25, 2018					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32**	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
101 INS***	XBRL Instance Document	–	–	–	–	X
101 SCH***	XBRL Taxonomy Extension Schema Document	–	–	–	–	X
101 CAL***	XBRL Taxonomy Calculation Linkbase Document	–	–	–	–	X
101 LAB***	XBRL Taxonomy Labels Linkbase Document	–	–	–	–	X
101 PRE***	XBRL Taxonomy Presentation Linkbase Document	–	–	–	–	X
101 DEF***	XBRL Taxonomy Extension Definition Linkbase Document	–	–	–	–	X

*	Indicates management contract or compensatory plan or arrangement.

**	Furnished herewith

***	These documents formatted in XBRL (Extensible Business Reporting Language) have been attached as Exhibit 101 to this report

