Form 10-K
period 2018-12-31
DRONE AVIATION HOLDING CORP.
filed 2019-03-22
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,821,247 based on the average bid price and asked price per share of the common stock as quoted on the OTCQB on the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2018).

As of March 22, 2019, there were 27,656,121 shares of registrant’s common stock outstanding.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed in “Item 1A. Risk Factors” of this Annual Report and elsewhere in this Annual Report.

ii

PART I

Item 1.  Business

Organization

Drone Aviation Holding Corp. has two wholly-owned subsidiaries: Lighter Than Air Systems Corp. (“LTAS”) and Drone AFS Corp. (“AFS”). Drone Aviation Holding Corp. was incorporated in Nevada on April 17, 2014, as a wholly owned subsidiary of MacroSolve, Inc., an Oklahoma corporation (“MacroSolve”), and effective April 30, 2014, in order to consolidate our operations into an entity incorporated in Nevada, MacroSolve merged with and into us. On June 3, 2014, we acquired Drone Aviation Corp. through a share exchange transaction, and on March 26, 2015, Drone Aviation Corp. merged with and into us. As a result of the share exchange and merger with Drone Aviation Corp., we acquired Drone Aviation Corp.’s subsidiary, LTAS. AFS became our subsidiary upon its formation on July 9, 2015. Unless the context otherwise requires, the terms “we,” “our,” “us,” and the “Company,” as used in this Annual Report refer to Drone Aviation Holding Corp. and its subsidiaries.

Our principal executive offices are located at 11651 Central Parkway #118, Jacksonville, Florida 32224 and our phone number is (904) 834-4400.

Business Overview

We design, develop, market and sell specialized tethered aerial monitoring and communications platforms serving national defense and security customers for use in applications including intelligence, surveillance and reconnaissance (“ISR”) and communications. We focus primarily on the development of a tethered aerostat known as the Winch Aerostat Small Platform (“WASP”) and have developed and sold tethered drone products, including the WATT electric drone and the FUSE Tether System designed for the DJI Matrice 200 (M200) professional drones. Our products are primarily designed for military and security applications where they can provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether.

Products

WASP TACTICAL AEROSTATS

The WASP tethered aerostat system includes the WASP and WASP Lite, lighter-than-air (LTA), compact tactical aerostat platforms that are either self-contained on a trailer that can be towed by a military all-terrain vehicle, or “MATV,” or mine resistant ambush protected vehicle (“MRAP”) or other standard vehicle, operated from the bed of a pickup truck or mounted to a building rooftop. They are designed to provide semi-persistent, mobile, real-time day/night high definition video for ISR, detection of improvised explosive devices, border security and other governmental and civilian uses. All our products can also be utilized for disaster response missions by supporting two-way and cellular communications and acting as a repeater or provider of wireless networking.

The aerostat systems have a tethered envelope filled with helium gas and carry either a stabilized ISR or communications payload, portable ground control station and a datalink between the ground station and the envelope. Hovering between 500 and at up to 1,500 feet above the ground, the systems provide surveillance, electronic warfare and communications capabilities with relatively low acquisition and maintenance costs.  The systems require an operational crew of a minimum of two personnel, relatively simple maintenance procedures, and feature quick retrieval and helium top-off for re-inflation.

The WASP is a mobile, tactical-sized aerostat capable of carrying a variety of payloads in support of military operations helping troops in the field gain a tactical edge while communicating over greater distances. The WASP leverages aerostat technology to elevate network payloads up to 90 pounds to an advantaged height of up to 1,500 feet, to enable persistent network connectivity while reducing risk to units conducting missions. U.S. Army-owned WASP tactical aerostats have successfully completed a number of field tests and exercises including the U.S. Department of Defense (“DoD”) Enterprise Challenge, Stormforce, and various Army Network Integration Evaluations, which allows the U.S. Government to evaluate, among other things, the WASP’s ability to provide secure communications and capture and relay real-time, high definition video to various handheld devices, tablet computers and other deployed systems. In October 2016, we were awarded contracts from a U.S. Government customer to integrate advanced communication solutions and optical payloads into their WASP aerostats which were delivered in March 2017. In October 2017 and October 2018, we were awarded contracts from a U.S. Government customer for our WASP tactical aerostat and spare parts, which were delivered in February 2018 and December 2018, respectively. In December 2018, we were awarded a contract from a U.S. Government customer which we expect to begin delivering late in the second quarter of 2019. Due to the recent Government shutdown which furloughed the staff required to approve our disclosure of contract details, we have not yet been able to provide all the specifics of this new relationship beyond what is discussed below in the Recent Developments section. Building upon a 10-year relationship with our U.S. Government customers, we will continue to support the U.S. Army-owned WASP systems for future operations and exercises.

The WASP Lite is a newly developed system that utilizes the proven fieldability of our larger WASP aerostat system incorporated into a small footprint design. It is a compact, non-trailer based, cost effective aerostat system that is highly mobile and can be setup and deployed virtually anywhere from the bed of pickup to a rooftop while anchored or moored. WASP Lite can move while deployed up to 40 mph and supports a wide range of lighter payloads including ISR, communications, and signal intelligence (SIGINT). We are currently engaged in flight testing and operational training with a DoD customer and working with other potential customers to demonstrate WASP Lite’s rapidly deployable, highly mobile, persistent ISR and communications capabilities.

OTHER TETHERED PRODUCTS

The Company has produced and sold in limited quantities other tethered aerial products including the electric-powered WATT and BOLT tethered drones and the FUSE Tether System.

WATT was our first model of a new line of commercial-grade powered tethered drones designed to provide secure and reliable aerial monitoring for extended durations while being connected to a ground-based, software-controlled winch via a safe and secure armored tether line. The concept of the tethered drone system is built on the strength of our experience in developing tethered solutions for our aerostat products and combining that with the advantages of multi-rotor copters. The result is a robust capability designed to be used in almost all-weather environments and controlled with the push of a button. The WATT is designed to take off, hover and land via remote control while connected by a proprietary tether technology where all data, controls and endurance are built into the tether. The same components and systems that our military customers rely on in our launcher systems are being incorporated into the self-contained copter system in order to produce a heavier-than-air, tethered product. WATT is designed to hover in a stationary position directly above its launch site at one of several preset altitudes of up to 300 feet for up to 8 hours while a highly-stabilized military-grade/broadcast quality HD video image can provide a 360° live aerial monitoring feed directly through the tether to its host vehicle or to a network of mobile devices, such as tablets or laptop computers. Compact and lightweight, the WATT system features the ability to draw power from either its host vehicle or independently provide up to 8 hours of operation through its own ground power equipment and is specially designed to be transported and deployed from commercial vehicles using its standard 120-volt adapter. Although a contract for WATT from a U.S. Government customer was awarded in September 2016 and delivered in December 2016, the Company believes it is a niche product and, as such, has focused our development and marketing efforts on the WASP systems.

Another electric tethered drone we announced in 2016 is called the BOLT. BOLT is designed to meet a wide range of military and commercial applications requiring persistent, heavy lift capabilities. The BOLT coaxial tethered helicopter delivers rapid setup, high mobility and whisper-quiet operations at altitudes of up to 800 feet. BOLT has a field changeable universal payload bay which supports radio, signals intelligence, or “SIGINT,” and ISR packages of up to 15 pounds and requiring up to 1 kilowatt of power. The Company continues to respond to interest from a select number of potential customers since the introduction and plans to complete development and custom manufacture each vehicle based on order specifications it receives in the future.

In May 2017 we introduced the FUSE Tether System which is an automated smart winch tethering system designed to meet the unique specifications for DJI professional drones, specifically, the Matrice 200 series. Utilizing our patent-pending power pack, DJI users can dramatically and affordably increase flight time with uninterrupted power from the ground via a tether and winch.

At present, consistent with our efforts to focus on our aerostat products, we are limiting investment in, or pursuit of, additional business development activity for our other tethered products to responses to direct inquiries from our existing customers.

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

Distribution

We sell our products directly to end customers and through distribution agreements with firms such as ADS Inc., a leading value-added logistics and supply chain solutions provider that serves the U.S. military, federal, state and local government organizations, law enforcement agencies, first responders, partner nations and the defense industry. In addition, we sell our products through several prime contractors and our products are included in the U.S. Government’s GSA Schedule, which allows government customers to directly negotiate and acquire products and services from commercially-listed suppliers.

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

We believe the current market competitors to the WASP aerostat system include a large number of companies ranging from small “mom and pop” tethered aerostat and balloon companies to large defense contractors, including TCOM, Raytheon, Lockheed Martin, ISL, ILC Dover, Compass Systems, Raven Aerostar, American Blimp Corporation, and RT Aerostat Systems, Inc., the American subsidiary of Israeli aerostat company RT LTA. We believe there are numerous commercial drone companies, such as DJI and Parrot, offering free flying drones for pleasure and commercial use, as well as many larger drone manufactures, such as Northrop Grumman, AeroVironment, Inc. and Boeing, offering military grade free flying drones to the U.S. Government, which could compete with the WASP. There are very few commercial grade tethered drone competitors for our WATT tethered drone system that remain tethered to the ground via a high strength armored tether, including Aria Insights (formerly Cyphy Works Inc.) located in Danvers, MA, Elistair located in Lyon, France, Hoverfly Technologies, Inc. located in Orlando, Florida, and Skysapience located in Yokneam, Israel.

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

Our research and development efforts are largely focused on the LTA aerostat systems, including management and recovery of helium gas. We have developed an aerostat system called WASP LITE for use in commercial or governmental applications which do not require the same level of durability and ruggedness as the WASP, and we continue to work on different models with different payloads for various applications.

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

For the year ended December 31, 2018, we spent $107,015 and for the year ended December 31, 2017, we spent $351,768 on research and development activities. Research and development expenditures are not borne directly by customers nor are the costs accounted for in our pricing models. Throughout 2019, we do not anticipate significant increases in research and development expenses from levels reported in 2018 as we focus activities on continual, incremental improvement to the WASP platform in order to increase its features and capabilities.

Strategic Partners

We are party to several agreements with strategic partners and distributors to assist us with the marketing and sales of various products, as we currently have limited in-house sales capabilities. Current relationships include:

●	A sales and distribution partnership with U.S. government prime contractor ADS Inc.;

●	An exclusive teaming agreement with a non-affiliate U.S. government prime contractor;

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

On April 19, 2016, we filed an application for registration of the trademark “Taming Altitude”. On August 7, 2018, the USPTO issued trademark number 5,532,648 entitled “Taming Altitude”.

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

Our success and ability to compete depends in part on our ability to develop and maintain our intellectual property and proprietary technology and to operate without infringing on the proprietary rights of others. As we continue the development of our aerial products, we expect that we will rely on patents, trade secrets, copyrights, trademarks, non-disclosure agreements and other contractual provisions. We have also registered the trademark “Blimp in a Box.”  In certain cases, when appropriate, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection in order to preserve confidentiality.  All of our employees are subject to non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Annual Report. For further discussion about the intellectual property rights and licenses and minimum royalties, see Note 14 – Commitments and Contingencies in the Notes.

Dependence on a Few Customers and Regulatory Matters

We believe there is a large, growing market for our commercial tethered drones internationally as well as in the U.S. With the recently enacted guidelines for commercial drone use in the U.S. by the FAA (Part 107), we have witnessed a growing U.S. market for commercial drone applications that our tethered drones can serve. Until the FAA officially adopted and published these guidelines in late August 2016, we and our customers were restricted to operating our tethered aerial products in the National Air Space under either FAA granted exemptions or Certificates of Authorization. In addition to domestic opportunities, we are evaluating various international markets where the FAA does not control the airspace and where our tethered drones can potentially be operated. We anticipate that the majority of our LTA aerostat revenue at least in the foreseeable future will come from U.S. Government and Government-related entities, including the DoD and other departments and agencies.  Government programs that we may seek to participate in compete with other programs for consideration during Congress’s budget and appropriations hearings and may be affected by changes not only in political power and appointments, but also general economic conditions and other factors beyond our control.  Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense spending or delays in Government funding such as occurred in late December 2018 which shutdown certain departments and agencies, could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues.

We have registered as a contractor with the U.S. Government and are required to comply with and will be affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts.  Government contract laws and regulations affect how we will do business with customers, and in some instances, will impose added costs on our business.  A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of any then existing contracts, or the inability to bid on future contracts.  For further discussion of the risks relating to U.S. Government contracts and FAA rules and regulations, see “Item 1A. Risk Factors” of this Annual Report. For further discussion about our dependence on a few major customers see Note 15 – Concentrations in the Notes.

International sales of our products may also be subject to U.S. laws, regulations and policies like the U.S. Department of State restrictions on the transfer of technology, International Traffic in Arms Regulations (“ITAR”) and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities.   This may limit our ability to sell our products abroad and the failure to comply with any of these regulations could adversely affect our ability to conduct business and generate revenues as well as increase our operating costs.  Our products may also be subject to regulation by the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate wireless communications

Sources and Availability of Components

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

Employees

We have 18 full-time and two part-time employees. Our executive management and accounting team are comprised of six of those full-time employees. We have no labor union contracts and believe relations with our employees are satisfactory.

Recent Developments

Our marketing efforts include submission of bids on a several government procurement projects that we expect will be awarded in 2019. In the past, we also showcased our products and technologies at numerous conferences and live demonstrations, including the 2017 Special Operations Forces Industry Conference, Warrior Expo East and took part in a series of tests conducted on the southern border of the United States, State of Florida HURREX exercise, CyberQuest 2017, and presentations to a variety of federal and state government agencies. We have also increased marketing efforts and announced the following:

●	On January 31, 2019, we announced that we secured an additional $2.0 million in capital, completing a private placement raising an aggregate of $4.0 million which will be used to expand production and staffing.

●	On January 22, 2019, we announced the conclusion of training for a U.S. Army unit on the next generation WASP ERS tactical aerostat. The delivery of the $1.7 million dollar order itself was announced on October 15, 2018.

●	On January 15, 2019, we announced the expansion of our manufacturing capacity.

●	On January 8, 2019, we announced that we had been selected by a prime contractor in an exclusive relationship to receive an initial award valued at $3.8 million dollars.

●	On December 27, 2018, we announced that we had eliminated over 70% of our existing debt in support of our planned growth.

●	On November 8, 2018, we announced that our FUSE Tether System completed law enforcement flight operations at multiple large public events.

Department of Homeland Security and Customs and Border Protection

In July 2018, we entered into an exclusive teaming agreement with a U.S. Government prime contractor which is the recipient of a previously awarded IDIQ (indefinite delivery/indefinite quantity) prime contract from of the Department of Homeland Security (“DHS”), Customs and Border Protection (“CBP”). Under the terms of the teaming agreement:

●	We will work together to propose retrofit and new production of surveillance systems developed under the prime contract; and

●	We will provide the WASP aerostat, engineering support for WASP system integration, Field Service Representatives personnel support for WASP aerostat maintenance, training, WASP deployment, retrieval and movement, and warranty for WASP.

In December 2018, the prime contractor awarded us a subcontract valued at $3.8 million for six WASP aerostat systems, which we have previously announced. These WASP powered surveillance systems are expected to be deployed at a CBP Border Patrol Sector on the southern border of the United States. There are 20 Border Patrol Sectors along U.S. borders, 9 of which are located along the U.S. Southern border. We have begun production of the initial units at our facilities in Florida and at our ISO 9001-certified manufacturing partner’s facility. Deliveries are expected to begin late in the second quarter of 2019 and continue throughout 2019. We are working closely with the prime contractor to explore additional product and services opportunities in DHS and CBP under our exclusive teaming agreement.

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

We anticipate that the majority of our revenue (to be derived from our aerostats product sales) at least in the foreseeable future will come from U.S. Government and Government-related entities, including the DoD and other departments and agencies.  Government programs that we may seek to participate in, and contracts for aerostats or tethered drones, must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control. A government closure based on a failure of Congress to agree on federal appropriations or the uncertainty surrounding a continuing resolution may result in termination or delay of federal funding opportunities we are pursuing. Reductions, extensions or terminations in a program that we are seeking to participate in or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense, communications and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues. In addition, our ability to participate in U.S. Government programs may be affected by the adoption of new laws or regulations relating to Government contracting or changes in existing laws or regulations, changes in political or public support for security and defense programs, and uncertainties associated with the current global threat environment and other geo-political matters.

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

If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business

We rely on a limited number of suppliers for the raw materials and hardware components necessary to manufacture our products. We do not have any long-term agreements with any of our suppliers that obligate them to continue to sell their products to us. Our reliance on these suppliers involves significant risks and uncertainties as to whether our suppliers will provide an adequate supply of required raw materials, component parts, and products. In addition, as the demand for these components and other products increases, it is likely that the price for these components will increase. If we are unable to obtain the raw materials including helium gas used in our aerostat products to provide lift, and component parts in the quantities and the quality we require on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis, which could cause our customers to terminate their contracts with us, increase our costs and materially harm our business, results of operations, and financial condition. Furthermore, if our suppliers are unable or unwilling to supply the raw materials or components we require, we will be forced to locate alternative suppliers and possibly redesign our products to accommodate components from alternative suppliers. This would likely cause significant delays in manufacturing and shipping our products to customers and could materially harm our business.

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

At February 28, 2019, we had total debt obligations of $2,000,000, and an aggregate of $0 available for borrowings under our revolving line of credit from City National Bank of Florida. Of this debt, $2,000,000 matures on August 2, 2019. Our level of indebtedness could have significant effects on our business, such as:

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

We have historically required additional funds to continue operations and may again in the future upon maturity of the City National Bank of Florida revolving line of credit which matures on August 2, 2019 or sooner if our cash needs exceed the $0 currently available to us under these loan facilities.  We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all, if needed. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to conduct business operations. If we are unable to obtain additional financing to finance a revised growth plan, we will likely be required to curtail such plans or cease our business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control. Some of these factors are:

●	dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we have made and expect to make in connection with future acquisitions and capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

●	our results of operations and the performance of our competitors;

●	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (the “SEC”);

●	changes in earnings estimates or recommendations by research analysts who follow, or may follow, us or other companies in our industry;

●	changes in general economic conditions;

●	changes in the valuation of similarly situated companies, both in our industry and in other industries;

●	actions of our historical equity investors, including sales of common stock by our directors and executive officers;

●	actions by institutional investors trading in our stock;

●	disruption of our operations;

●	any major change in our management team;

●	significant sales of our common stock;

●	other developments affecting us, our industry or our competitors; and

●	U.S. and international economic, legal and regulatory factors unrelated to our performance.

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

The sale of a substantial number of shares of our common stock by stockholders could adversely affect the market price of our common stock.  As of December 31, 2018, we had 102 stockholders of record and as of December 6, 2016, the date we held our last Annual Shareholder Meeting, there were approximately 5,600 beneficial owners, most of whom have held their shares for the required holding periods under Rule 144 promulgated pursuant to the Securities Act and thus hold freely tradable shares. The shares issued pursuant to conversions under our Series A, B, B-1, D, E, F and G Preferred Stock at various times are now freely tradable pursuant to Rule 144 promulgated pursuant to the Securities Act. If such shares are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of these shares of common stock could impair our ability to raise capital in the near term.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive office is located at 11651 Central Parkway #118, Jacksonville, Florida 32224. Several of our management employees work remotely. We have entered into a 60-month operating lease for 5,533 square feet of office and manufacturing space at 11651 Central Parkway #118, Jacksonville, Florida 32224. The lease commenced February 1, 2015 and we took occupancy in June 2015. On March 1, 2019, the Company entered into a 36-month operating lease for 2,390 square feet in Holly Hill, Florida for aerostat manufacturing. Several of our executives work from home-based offices in Florida, Virginia and Oklahoma and receive nominal reimbursement for home office expenses.

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently party to the following material legal proceeding:

Banco Popular North America v Aerial Products Corporation d/b/a Southern Balloon Works, et al. (Fourth Judicial Circuit Court, Duval County Florida-Civil Division) Case No. 16:2016:CA-003343

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products Corporation d/b/a Southern Balloon Works (“Aerial Products”), Kevin M. Hess, LTAS, and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. LTAS and the Company filed an Answer on June 30, 2016 and Responses to Interrogatories on December 16, 2016 and we are now in the discovery phase of litigation. On August 31, 2017, LTAS and the Company filed Responses to Production of Documents. The lawsuit is active and discovery is ongoing. It is our position that neither LTAS nor the Company are continuations of Aerial Products, and LTAS and the Company has denied all allegations made by Banco and is vigorously defending itself. The Company has evaluated the probability of loss as possible, but the range of loss is unable to be estimated.

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

Holders

	2018		2017
	Bid Price		Bid Price
	High	Low	High	Low
Quarter Ended
March 31	$1.20	$0.70	$2.99	$2.17
June 30	0.90	0.68	2.27	1.35
September 30	0.75	0.61	1.45	0.71
December 31	0.69	0.47	1.65	0.89

As of March 21, 2019, there were approximately 102 stockholders of record, according to the records of our transfer agent, and an unknown number of additional holders whose stock is held in ‘street name’. The closing price of our common stock on the OTCQB on March 21, 2019 was $0.81.

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

On December 21, 2018 an aggregate of $5,000,000 of principal amount of debt and $104,075 of accrued interest was converted to 10,208,151 shares of unregistered common stock at a conversion price of $0.50 per shares.

On December 27, 2018 the Company completed the sale of 4,000,000 shares of its unregistered common stock at $0.50 per share for an aggregate of $2,000,000 in the initial closing of the previously disclosed Amended and Restated Stock Purchase Agreement.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Total Net Revenues: Total net revenues increased $2,160,635, or 384%, to $2,722,713 in 2018 from $562,078 in 2017. Sources of revenue were derived primarily from aerostat products and accessories ordered in 2018 and delivered in 2018. The reason for the increase is that revenues in 2017 were primarily related to refurbishments and enhancements of aerostat systems and the revenues in 2018 were primarily from the sale of two aerostat systems. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in Item 1. Business-Business Overview included elsewhere in this report.

Cost of Goods Sold and Gross Profit:  Cost of goods sold for 2018 increased $1,875,587, or 554%, from $338,579 in 2017 to $2,214,166 in 2018, primarily consisting of materials, parts and labor associated with the sale of aerostat systems and FUSE tether systems. A total charge of approximately $565,000 was taken on inventory written off as slow moving. The Company is focusing exclusively on its aerostat products due to demand and determined that approximately $143,000 in FUSE tether system inventory, $204,000 payload inventory, $186,000 powered drone inventory and $32,000 other inventory was unlikely to be monetized in the next twelve months. The $508,547 gross profit for 2018 was an increase of $285,048 or 128% from the $223,499 in gross profit for 2017.  Gross profit margins were 19% and 40% for 2018 and 2017, respectively. The gross profit margin in 2018 was negatively affected by the inventory written off by 20% as gross profit on revenue without regard to the write offs was 39%. Margins also vary based on customer payload selection; therefore, future margins may vary accordingly.

General and Administrative Expenses: General and administrative (“G&A”) expense primarily consists of payroll and related costs, sales and marketing costs, research and development costs, business overhead and costs related to maintaining a public entity. G&A expense decreased by $1,430,477, or 14%, to $8,639,364 in 2018 from $10,069,841 in 2017. Contributing to the decrease was non-cash stock-based compensation which decreased $1,856,201 or 28% in 2018 to $4,746,605 from $6,602,806 in 2017. Research and development expenses decreased $244,753 or 70% to $107,015 in 2018 from $351,768 in 2017. This decrease was anticipated as the Company is relying on past research and development to support its current products. Future research and development costs are not expected to rise significantly. Marketing expense in 2018 was $185,284 which was a decrease of $128,900, or 41%, from marketing expense of $314,184 in 2017. During 2017, the Company conducted a thirty-day demonstration on the US/Mexican border which caused an increase that year. Legal expense decreased $73,747 or 56% to $58,671 in 2018 from $132,418 in 2017. Legal defense costs in the Banco matter decreased approximately $28,000 in 2018 and the Company saved approximately $40,000 on securities counsel when it changed representation to another highly qualified firm. Payroll expense increased by $940,570 or 70% to $2,275,256 in 2018 from $1,334,686 in 2017. Payroll increased approximately $84,000 due to bringing a contractor onto salary, $75,000 due to the bonus effect of payroll taxes paid on the vesting of the September 2016 stock awards and $670,000 bonuses approved for milestone achievements in 2018, $350,000 of which remain accrued at December 31, 2018 and salary adjustments.

Loss from Operations: Loss from operations for 2018 of $8,130,817 was a decrease of $1,715,525, or 17%, less than the loss from operations in 2017 of $9,846,342. The increase was primarily due to the increase in gross profit of $285,048 and by the decrease in general and administrative expense of $1,430,477 as discussed above.

Other Income and Expense: Total other expense of $344,496 in 2018 was $133,154, or 28%, less than the total other expense of $477,650 in 2017.  This decrease was primarily due to interest expense on bank and related party notes payable of $344,496 for 2018 which was $126,989 or 58% greater than the $217,507 interest expense for that debt in 2017 offset by $(260,143) combined effect of amortization of discount to convertible note, accounting for derivative gain and debt extinguishment recognized in 2017.

Net Loss: Net loss of $8,475,313 in 2018 was $1,848,679, or 18%, less than the net loss in 2017 of $10,323,992 primarily due to the factors discussed above.

There was no provision for income taxes for the fiscal years ended 2018 and 2017 due to a valuation allowance of $2,968,891 and $2,250,939 recorded for the years ended December 31, 2018 and 2017, respectively, on the total tax provision, because we believed that it is more likely than not that the tax asset will not be utilized during the next year.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2018, the Company had $2,282,365 in cash compared to $615,375 in cash at December 31, 2017, an increase of $1,666,990. As of December 31, 2018, the Company had accounts receivable of $18,000 compared to $110,065 at December 31, 2017, a decrease of $92,065 resulting from increased collections in 2018.

The Company had total current assets of $2,697,903 and total current liabilities of $2,485,024, or working capital of $212,879 at December 31, 2018 a favorable comparison to total current assets of $1,820,145 and total current liabilities of $2,377,340, or working capital deficit of $557,195 at December 31, 2017.

We have historically financed our operations through operating revenues, loans from banks and shareholders and sales of equity and convertible debt securities. As of December 31, 2018, we have cash of $2,282,365, including $2,000,000 proceeds from the sale of common stock on December 28, 2018, we have a working capital of $212,879 and incurred a net loss from operations in 2018 of $8,475,313. Furthermore, the Company has a history of negative cash flow from operations, primarily due to historically heavy investment in research and development and costs associated with maintaining a public entity.

The cash balance of $2,282,365 at December 31, 2018 included $2,000,000 proceeds from the sale of common stock on December 28, 2018. On December 21, 2018 we announced that the holders of the 2016 and 2017 convertible notes converted their loans to common stock which eliminated $5,000,000 in short term and long-term debt. On January 25, 2019, the Company sold an additional $2,007,750 in common stock.

In the event we are unable to refinance our revolving line of credit from City National Bank of Florida in August 2019, we may not have sufficient resources to continue our operations for the next 12 months and to effectuate all aspects of our business plan. We may have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. If we need to raise additional funds through the issuance of equity, equity-related or convertible debt securities in the future, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. The issuance of additional common stock may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.  Historically, we have financed our cash needs by private placements of our securities and loans, bank financing and revenues from sales of our products. There is no assurance that we will be able to obtain financing on terms consistent with our past financings or satisfactory to us, if at all.

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

In anticipation of increased sales resulting from our developing product pipeline, we completed financing transactions that provided us with increased liquidity and a strengthened balance sheet. The following is a summary of these completed financing transaction:

Revolving Line of Credit from City National Bank of Florida. On August 2, 2017, the Company issued a promissory note to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, the CNB Note, with a maturity date of August 2, 2018. On September 26, 2018, the Company and CNB agreed to extend the maturity date of the promissory note to August 2, 2019. The Company evaluated the modification under ASC 470-50 and determined that it did not qualify as an extinguishment of debt. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2019 so long as no event of default exists under the note, the Company or Mr. Nussbaum does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The initial CNB Note bore an interest rate at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. At renewal, the variable rate was increased to 1.0 percentage points over the Wall Street Journal Prime Rate. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may prepay the note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $1,600,000 based on the Company and Guarantor’s annualized balances. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the note. The CNB Note is personally guaranteed by Mr. Nussbaum, the Company’s Chief Executive Officer pursuant to written guarantee in favor of CNB (the “CNB Guarantee”). Mr. Nussbaum and the Company are obligated to maintain an aggregate unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the note, we entered into a security agreement in favor of CNB (the “Security Agreement”) encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with a balance of $120,000. As of December 31, 2018, $2,000,000 has been drawn against the line of credit, an increase of $1,000,000 over the balance at December 31, 2017.

Series 2017 Secured Convertible Note. On December 21, 2018, the Company entered into an amendment with Frost Nevada Investments Trust to reduce the conversion price under such notes to $0.50 per share in exchange for Frost Nevada’s agreement to convert the principal amount and accrued interest under such notes concurrently with the execution of the amendment. The Company issued 4,030,740 shares of common stock to Frost Gamma in full settlement of the $2,000,000 principal balance and $15,370 accrued interest.

Convertible Promissory Notes Series 2016. On December 21, 2018, the Company entered into amendments with the owners and holders of the Series 2016 Convertible Notes to reduce the conversion price under such notes to $0.50 per share in exchange for the holders of such convertible notes agreement to convert the principal amount and accrued interest under such notes concurrently with the execution of the amendment. The Company issued 3,177,411 shares of common stock to Frost Gamma in full settlement of the $1,500,000 principal balance and $88,705 accrued interest. The Company issued 3,000,000 shares of common stock to Jay Nussbaum in full settlement of the $1,500,000 principal balance and settled $88,212 accrued interest in cash.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2017, the Company incurred a net loss of $10,323,992, generated negative cash flow from operations, has an accumulated deficit of $29,996,777 and working capital deficit of $557,195. At that time, those circumstances raised substantial doubt as to the Company’s ability to continue as a going concern. During 2018, the Company met or exceeded the factors that predicated the going concern in 2017 which is more fully described in Note 2–Management’s Liquidity Plan in the Notes. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to create and market innovative products, raise capital, reduce debt or renegotiate terms, and to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows or obtain additional funding would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Sources and Uses of Cash

	Years Ended Dec 31,
	2018	2017

Cash flows (used in) operating activities	$(2,387,731)	$(3,326,022)
Cash flows provided by (used in) investing activities	54,721	(73,817)
Cash flows provided by financing activities	4,000,000	2,000,000
Net increase (decrease) in cash and cash equivalents	$1,666,990	$(1,399,839)

Operating Activities:

Net cash used in operating activities during 2018 was $2,387,731, which was a decrease of $938,291, or 28%, from $3,326,022 net cash used in operating activities during 2017. The net loss of $8,475,313 for 2018 was $1,848,679 less than the same period of 2017, which was $10,323,992. Inventory decreased $683,772 to $307,925 in 2018 primarily due to a write down of $565,406 for parts and finished goods not expected to be monetized in the next twelve months. The Company recorded $4,746,605 in non-cash stock-based compensation expenses which was a decrease of $1,856,201 in 2018 from the previous year. The company recognized a non-cash gain on derivative liability of $1,831,635 offset by $1,409,790 amortization of debt discount expense and $681,988 loss on debt extinguishment in 2017.

Investing Activities:

Net cash provided by investing activities was $54,721 in 2018 compared to $73,817 net cash used in investing activities in 2017, a positive difference of $128,538. Net cash provided by investing activities for 2018 was comprised of $60,000 from the sale of a vehicle partially offset in both periods by purchases of fixed assets that included shop machines and equipment, computers, electronics and furniture and equipment. The Company plans to invest in upgraded aerostat manufacturing equipment and leasehold improvements for newly leased space to accommodate expanded aerostat manufacturing in 2019.

Financing Activities:

Financing activities during 2018 and 2017 included $1,000,000 proceeds from a bank line of credit, $1,000,000 proceeds from a related party convertible note payable and $100,000 proceeds from a short-term related party note which was subsequently repaid. In 2018, financing activity included $2,000,000 proceeds from the sale of common stock.

As of December 31, 2018, the Company has common stock outstanding, as well as a bank line of credit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Accounts Receivable and Credit Policies:

Accounts receivable-trade consists of amounts due from the sale of tethered aerostats, accessories, spare parts, and customization and refurbishment of aerostats.  Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice.  We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At December 31, 2018 and 2017, none of the Company’s accounts receivable-trade was deemed uncollectible.

Revenue Recognition and Unearned Income:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). The new standard’s core principal is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring good or services to a customer. The principals in the standard are applied in five steps: 1) Identify the contract(s) with a customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) the entity satisfies a performance obligation. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. We recognized the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The adoption of Topic 606 does not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations, which were not broken down by revenue stream or geographic areas since the Company only sells within the United States and has only one revenue stream.

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

On July 20, 2015, we, through our wholly-owned subsidiary AFS, entered into an agreement to acquire exclusive commercial software licenses for the “GUST” (Georgia Tech UAV Simulation Tool) autopilot system from AFI. Through the purchase of the assets of AFI, we assumed the transferable licenses from the Georgia Tech Research Corporation, which include flight simulation tools and fault tolerant flight control algorithms. In addition, we acquired AFI’s dedicated flight computer and additional related hardware and airframes. We paid $100,000 in immediately available funds and $100,000 were held in escrow. In addition, we issued 150,000 shares of unregistered common stock valued at $8.40 per share, on a post-reverse split basis, on the closing date of the acquisition, to be held in escrow. We issued 50,000 shares of common stock to AFI in the second quarter of 2016 after all milestones had been met as a requirement of the terms of the acquisition because the value of the escrowed shares fell below $1,400,000 and triggered a ‘make whole’ provision. The asset acquisition with AFI did not qualify as a business combination under ASC 805-10, “Business Combinations,” and has been accounted for as a regular asset purchase.

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

Employee Stock-Based Compensation:

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, due to the weakness in internal control over financial reporting described below, our disclosure controls and procedures are not designed at a reasonable assurance level or effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As discussed below, we plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, which we believe would resolve the material weakness in internal control over financial reporting and similarly improve disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Based on that assessment, our management determined that, as of December 31, 2018, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended. Specifically, management’s determination was based on the following material weakness which existed as of December 31, 2018:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2018, and that there was a material weakness as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. In the prior year, we identified a material weakness related to not maintaining a fully-integrated financial reporting system which has since been remediated. There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we plan to increase the size of our accounting staff at the appropriate time for our business and its size to ameliorate our auditor’s concern that the Company does not effectively segregate certain accounting duties, there can be no assurances as to the timing of any such action or that the Company will be able to do so.

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

NAME	AGE	Positions and Offices
Jay H. Nussbaum	74	Chairman of the Board of Directors and Chief Executive Officer
Daniyel Erdberg	40	President
Kendall Carpenter	63	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
Kevin Hess	52	Chief Technology Officer
Felicia Hess	51	Chief Operating Officer
Timothy Hoechst	53	Director and Chairman of the Compensation Committee
John E. Miller	77	Director and Chairman of the Audit Committee
David Aguilar	63	Director
Robert Guerra	71	Director

Executive Biographies:

Jay H. Nussbaum, 74, joined our Board of Directors on June 1, 2015 and was named Chief Executive Officer on April 26, 2016. He has extensive executive experience and expertise in government and commercial sales and management. Mr. Nussbaum is the founder of Agilex Technologies, Inc. and served as its Vice Chairman and Chief Operating Officer from 2006 to March 2015, when it was acquired by Accenture Federal Services, a provider of mission and technology solutions to the national security, healthcare and public sectors of the U.S. government. He previously served as Executive Vice President of Oracle Service Industries (“Oracle”), under Oracle’s then Chairman and Chief Executive Officer Larry Ellison, where Mr. Nussbaum oversaw Government, Education, Health, Communications, Utilities and Financial Services operations. He also served as Global Head of Sales, Marketing and Business Development for Citigroup Global Transaction Services, and as President of Integrated Systems Operation at Xerox Corp. Mr. Nussbaum has been a director of Grand Slam Acquisition Corp. since October 24, 2007, a director of Victory Acquisition Corp. since January 12, 2007 and a director at Agilex Technologies, Inc. since 2006. Mr. Nussbaum is a graduate of the University of Maryland with a B.A. in Business. Mr. Nussbaum’s government and commercial sales and management experience qualifies him to serve on our Board of Directors.

Daniyel Erdberg, 40, was appointed Chief Operating Officer upon the closing of the Share Exchange on June 3, 2014. He resigned that position on October 2, 2015 and was appointed President that same day. Mr. Erdberg served as Director of Business Development at WSGI, a developer of lighter-than-air aerostats and unmanned aerial systems, from 2010 through May 2014, where he worked with LTAS and specialized in advanced, custom designed ISR solutions.  Mr. Erdberg successfully worked with LTAS's aerial surveillance solutions for various government and commercial customers. Over the past 15 years, Mr. Erdberg has been involved in operations of companies in various sectors of technology, including software development, telecommunications, wireless networking and unmanned aerial systems. Mr. Erdberg graduated from Florida International University with a B.A. in International Business.

Kendall W. Carpenter, CPA, CGMA, CMA, 63, joined MacroSolve in 2006 as Controller. She was promoted to Executive Vice President and Chief Financial Officer in 2008 and transitioned to Drone Aviation in 2014. Ms. Carpenter is also the Corporate Secretary and Treasurer. Ms. Carpenter’s previous experience includes Division Controller with Allied Waste Industries, over 10 years of experience as the top financial officer of an enterprise software company with an international customer base and over 8 years of public accounting experience. Ms. Carpenter graduated with a B.S. in Accounting from Oklahoma State University and has earned the professional designations of Certified Public Accountant, Chartered Global Management Accountant and Certified Management Accountant.

Kevin Hess, 52, was appointed Chief Technology Officer on April 27, 2016. He served as Chief Executive Officer between October 2, 2015 and April 27, 2016. Upon the closing of the Share Exchange on June 3, 2014, he was appointed Director of Engineering. Mr. Hess served as a Director between October 2, 2015 and May 28, 2018. Mr. Hess has more than 20 years of technology experience comprising electronic systems design for DoD programs and image processing and analytics for companies such as Hughes, Kodak and Dainippon. Mr. Hess has been integrally involved with LTAS as an engineer and consultant since its founding in 2009, overseeing the development of its proprietary aerostat and drone products. As an IT executive at Fortune 250 companies, Mr. Hess performed lead roles in software development, application architecture, mission-critical infrastructure, and multi-million dollar project sponsorship and oversight. Mr. Hess continues to leverage his background and education in computer science, having attended the Harvard Business School’s Program for Management Development to further his strong track record of technology innovation and financial management. Mr. Hess brings his unique talents to the design, manufacturing and support of our solutions. Effective March 31, 2019, Mr. Hess will voluntarily terminate his employment agreement and will begin providing CTO and other services to the Company through Cognitive Carbon Corporation, a company wholly owned by Felicia Hess, Mr. Hess’ spouse and our Chief Quality Officer.

Felicia Hess, 51, was appointed Chief Executive Officer and one of our directors upon the closing of the Share Exchange on June 3, 2014.  She resigned those positions on October 2, 2015 and was appointed Chief Operating Officer that same day. On December 4, 2018, Ms. Hess was moved to the newly created position of Chief Quality Officer. Ms. Hess founded and began serving as President and a director of LTAS in 2009. Ms. Hess continued serving as President and a director of LTAS after it was sold in 2013 to World Surveillance Group Inc. (“WSGI”), a developer of lighter-than-air aerostats and unmanned aerial systems, and continued serving as President and a director of LTAS after it was acquired from WSGI by Drone Aviation Corp. until Drone Aviation Corp. merged with and into us. Ms. Hess leverages her background in marketing, web site development and customer acquisition to further the Company’s growth strategies. Ms. Hess graduated from the University of Virginia with a B.A. in Rhetoric and Communications.

Timothy Hoechst, 53, was appointed to our Board of Directors on December 13, 2017 and agreed to serve as Chair of the Compensation Committee. Prior to his retirement in June 2016, Mr. Hoechst held the position of Chief Technology Officer at Accenture Federal Services (AFS), a leading IT solutions provider to the US government from March 2015 until June 2016. At AFS, he was responsible for identifying and introducing new technologies to help the government with challenging IT problems. From March 2007 until March 2015, he served as Chief Technology Officer at Agilex Technologies, an IT consulting firm service the Department of Defense, Homeland Security and various government agencies. Agilex was acquired by AFS in 2015. From June 1997 until December 2006, Mr. Hoechst held senior positions at Oracle Corporation, including serving as Senior Vice President of the Public Sector Division. Mr. Hoechst has a B.A. in Computer Science from Harvard University. Mr. Hoechst’s government and management experience qualifies him to serve on the board of directors and its committees on which he serves.

John E. Miller, 77, was appointed to our Board of Directors on December 13, 2017 and agreed to serve as Chair of the Audit Committee. From September 2007 to the present, General Miller has operated his own consulting practice providing operational and technical assessments in support of fielding new military hardware and innovations for military training and education. From January 2005 until August 2007, he served as a Divisional President for L-3 Communication providing linguist, intelligence analyst and technical support for deployed forces in 13 countries. From September 1997 to January 2005, LTG Miller was a regional Vice President for Oracle Corporation’s Public Sector Division. Lieutenant General Miller (Retired) is a decorated combat veteran who served in the US Army from 1963 to 1997. At the time of his retirement from active duty on September 1, 1997, he was serving as the Deputy Commanding General of the US Army Training and Doctrine Command (TRADOC) responsible for coordinating the implementation of the Army’s first digitized command and control system in a combat brigade. He also had multiple assignments at the US Army Command and General Staff College where help positions from Tactics Instructor to Commandant. While Commandant, he was concurrently responsible for 11 other Army Schools that provide tactical training and education for Commissioned and Non-Commissioned Officers. General Miller holds a B.S. in Mathematics from Missouri State University and an M.S. in Operations Research from Georgia Tech. He is a graduate of the Army Command and General Staff College and the Army War College. For these reasons, we believe General Miller has the requisite set of skills and experience to serve as a valuable member of our Board of Directors and its committees on which he serves.

David Aguilar, 63, was appointed to our Board of Directors on January 9, 2017. Since February 2013, Mr. Aguilar has been a principal at Global Security Innovation Strategies, LLC. In April 2010, Mr. Aguilar became Deputy Commissioner of U.S. Customs and Border Protection (“CBP”) and, from December 2011 until his retirement in February 2013, he served as acting Commissioner of CBP. From July 2004 to January 2010, he served as Chief of the U.S. Border Patrol within the CBP. As Acting Commissioner of CBP, Mr. Aguilar took the helm of a workforce of 60,000 agents, officers, and other personnel with responsibility for strategic planning and oversight of an annual budget of nearly $12 billion. Mr. Aguilar is a recipient of the 2005 President’s Meritorious Excellence Award, and in 2008, was a recipient of the Presidential Rank Award. Prior to joining the CBP, Mr. Aguilar held a variety of operational and administrative positions within the U.S. Board Patrol since entering duty in June 1978. Mr. Aguilar holds an Associate Degree in Accounting from Laredo Community College and attended Laredo State University and the University of Texas at Arlington. He is a graduate of the Senior Executive Fellows program at Harvard University’s John F. Kennedy School of Government. Mr. Aguilar’s government and management experience qualifies him to serve on the board of directors.

Robert Guerra, 71, was appointed to our Board of Directors on March 28, 2018. Since 2002, Mr. Guerra has been the Executive Vice President of Guerra Kiviat, Inc., a strategic sales consulting firm specializing in Federal Government solution selling, sales strategy and tactics, and market analysis and positioning. Immediately before that, he was a founding partner of Guerra, Kiviat, Flyzik & Associates, Inc. in 2003 and has been President of Robert J. Guerra & Associates from 1993 to the present. Mr. Guerra has been on the Sysorex Board of Advisors since 2011. On five occasions, Mr. Guerra was selected as one of Federal Computer Week’s Federal 100 award recipients. He was selected as the Federal of Government Information Processing Councils (FGIPC) “Industry Executive of the Year” in 1997. Mr. Guerra holds a Bachelor of Business Administration degree concentrating in Finance from St. John Fisher College in Rochester, New York. Mr. Guerra’s government and management experience qualifies him to serve on the board of directors and its committees on which he serves.

All executive officers are employed under agreements which run through December 31, 2019.

Family Relationships

Kevin Hess, our Chief Technology Officer, is married to Felicia Hess, our Chief Quality Officer.

Meetings of the Board of Directors

During the fiscal year ended December 31, 2018, our Board of Directors held three meetings and approved certain actions by unanimous written consent. We expect our directors to attend all meetings of the Board of Directors and the committees thereof on which such directors serve and to spend the time needed to prepare for such meetings and meet as frequently as necessary to properly discharge their responsibilities.

Board Committees and Director Independence

Even though we are not required to have any committees of the Board of Directors, our board has two standing committees: an Audit Committee and a Compensation Committee.

Our Board of Directors has determined in its business judgment that General John Miller, David Aguilar, Robert Guerra and Timothy Hoechst are independent within the meaning of the OTCQX Rules for U.S. Companies, the Sarbanes-Oxley Act of 2002, as amended, and related SEC rules.

Audit Committee

The Board of Directors has adopted a written charter for the Audit Committee. Our Audit Committee is responsible for: (1) the integrity of our financial reporting process, systems of internal controls, and financial statements and reports; (2) the compliance by us with legal and regulatory requirements; and (3) the appointment, compensation and oversight of our independent auditor’s preparation and issuance of an audit report or related work. A more detailed description of our Audit Committee’s purposes and responsibilities is contained in its charter.  The Audit Committee is comprised of Chairman General John Miller, Jay Nussbaum, Robert Guerra and Timothy Hoechst. Our Board of Directors has determined in its business judgment that, other than Mr. Nussbaum, all of the members of our Audit Committee are independent within the meaning of the OTCQX Rules for U.S. Companies, the Sarbanes-Oxley Act of 2002, and related SEC rules. None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. During the fiscal year ended December 31, 2018, our Audit Committee held one meeting independent of the Board of Directors.

Compensation Committee

Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. Our Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs, and monitoring of compliance with the legal prohibition on loans to our directors and executive officers. A more detailed description of our Compensation Committee’s purposes and responsibilities is contained in its charter. The Compensation Committee is comprised of Chairman Timothy Hoechst, Robert Guerra and General Miller. Our Board of Directors has determined in its business judgment that a majority of our Compensation Committee is independent within the meaning of the OTCQX Rules for U.S. Companies and SEC rules. During the fiscal year ended December 31, 2018, our Compensation Committee held one meeting.

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

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the individuals who served as our principal executive officer during fiscal 2018 and our two other most highly compensated officers in fiscal 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)		Option Awards ($)(5)	All Other Compensation ($)	Total ($)
Jay Nussbaum, Chief Executive Officer and	2018	245,000	225,000	315,000		848,017	29,096	1,662,113
Chairman (1),	2017	128,000	0	0	(1)	2,380,417	0	2,508,417

Felicia Hess,	2018	150,833	25,000	302,050		347,904	22,744	848,531
Chief Operating Officer (2)	2017	150,000	0	0	(2)	1,182,460	0	1,332,460

Daniyel Erdberg,	2018	165,833	175,000	232,750		347,904	17,525	939,012
President (3)	2017	156,250	0	0	(3)	1,035,378	3,500	1,195,128

(1)

For service as Chief Executive Officer in 2018, Mr. Nussbaum received one option award. On August 22, 2018, Mr. Nussbaum was awarded a Stock Option to purchase 1,950,000 shares of the Company’s common stock with an exercise price of $1.00 per share and a performance vesting condition. One September 26, 2018, the August 22, 2018 Option was cancelled and reissued as 2,350,000 shares with an exercise price of $0.65 per share. On December 27, 2018, the option became fully vested. The Company recognized $848,017 expense in 2018 on the September 26, 2018 Option award. Mr. Nussbaum received a bonus of $29,096 for taxes paid on his behalf on the March 28, 2018 vesting of 450,000 shares of stock issued in September 2016 valued at $315,000 on the date vested. Mr. Nussbaum earned a 2018 year-end bonus of $225,000 of which $125,000 was paid in 2018 and the balance of $100,000 to be paid in 2019.

For service as Chief Executive Officer in 2017, Mr. Nussbaum received two option awards. The first award of 2,000,000 option shares were immediately vested with a strike price of $1.00 and an expiration date of August 3, 2021 and valued at $1,284,925. The second award of 900,000 option shares were immediately vested with a strike price of $1.35 and an expiration date of November 9, 2021 and valued at $830,734. On December 21, 2018 these two 2017 options were modified to an exercise price of $0.50 per share. The Company recognized an additional $164,156 and $100,602 expense in 2018 on these August 3 and November 9, 2017 option awards, respectively.

(2)

On December 4, 2018 Ms. Hess’s title changed to Chief Quality Officer.

For service as Chief Operating Officer and Chief Quality Officer in 2018, Ms. Hess received one option award. On August 22, 2018, Ms. Hess was awarded a Stock Option to purchase 800,000 shares of the Company’s common stock with an exercise price of $1.00 per share and a performance vesting condition. One September 26, 2018, the August 22, 2018 Option was cancelled and reissued as 1,000,000 shares with an exercise price of $0.65 per share. On December 27, 2018, the option became fully vested. The Company recognized $347,904 expense in 2018 on the September 26, 2018 Option award. Ms. Hess received a bonus of $22,744 for taxes paid on her behalf on the March 28, 2018 vesting of 431,500 shares of stock issued in September 2016 valued at $302,050 on the date vested. Ms. Hess earned a 2018 year-end bonus of $25,000 of which $0 was paid in 2018 and the balance of $25,000 to be paid in 2019.

For service as Chief Operating Officer in 2017, Ms. Hess received two option awards. The first award of 1,200,000 option shares were immediately vested with a strike price of $1.00 and an expiration date of August 3, 2021 and valued at $773,522. The second award of 300,000 option shares were immediately vested with a strike price of $1.35 and an expiration date of November 9, 2021 and valued at $276,911. On December 21, 2018 these two 2017 options were modified to an exercise price of $0.50 per share. The Company recognized an additional $98,493 and $33,534 expense in 2018 on these August 3 and November 9, 2017 option awards, respectively.

(3)

For service as President in 2018, Mr. Erdberg received one option award. On August 22, 2018, Mr. Erdberg was awarded a Stock Option to purchase 800,000 shares of the Company’s common stock with an exercise price of $1.00 per share and a performance vesting condition. One September 26, 2018, the August 22, 2018 Option was cancelled and reissued as 1,000,000 shares with an exercise price of $0.65 per share. On December 27, 2018, the option became fully vested. The Company recognized $347,904 expense in 2018 on the September 26, 2018 Option award. Mr. Erdberg received a bonus of $17,525 for taxes paid on his behalf on the March 28, 2018 vesting of 332,500 shares of stock issued in September 2016 valued at $232,750 on the date vested. Mr. Erdberg earned a 2018 year-end bonus of $175,000 of which $150,000 was paid in 2018 and the balance of $25,000 to be paid in 2019.

For service as President in 2017, Mr. Erdberg received two option awards. The first award of 1,140,000 option shares were immediately vested with a strike price of $1.00 and an expiration date of August 3, 2021 and valued at $734,846. The second award of 200,000 option shares were immediately vested with a strike price of $1.35 and an expiration date of November 9, 2021 and valued at $184,607. On December 21, 2018 these two 2017 options were modified to an exercise price of $0.50 per share. The Company recognized an additional $93,569 and $22,356 expense in 2018 on these August 3 and November 9, 2017 option awards, respectively.

(4)	Amounts shown in the “Stock Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to shares of restricted stock and immediately vested shares granted to our named executive officers. Amounts reflect our accounting for these awards and do not necessarily correspond to the actual values that may be realized by our named executive officers. The grant date fair values of shares of restricted stock and immediately vested shares were determined as of the grant date using the closing bid price of our common stock on the grant date. The assumptions used for the valuations are set forth in Note 9 – Shareholder Equity in the Notes. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions. See the Outstanding Equity Awards at Fiscal Year-End Table in this Annual Report and related notes for information with respect to equity awards made prior to fiscal 2017.

(5)	Amounts shown in the “Option Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to stock options granted to our named executive officers. Amounts reflect our accounting for these option grants and do not necessarily correspond to the actual values that may be realized by our named executive officers. The grant date fair values of these option grants were calculated at the grant date using the Black-Scholes-Merton option-pricing model. The assumptions used for the valuations are set forth in Note 11 – Employee Stock Options in the Notes. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions. See the Outstanding Equity Awards at Fiscal Year-End Table in this Annual Report and related notes for information with respect to stock options granted prior to fiscal 2017.

Employment Contracts and Potential Payments Upon Termination or Change in Control

Jay Nussbaum Employment Agreement.  On April 27, 2016, we entered into an Employment Agreement with Jay Nussbaum (as amended, the “Nussbaum Employment Agreement”), whereby Mr. Nussbaum agreed to serve as our Chief Executive Officer and a director (with such service as a director subject to the terms of a Director Agreement, dated June 1, 2015) for a period of two (2) years and twenty-two (22) days, subject to renewal for successive one year terms, in consideration of an annual salary of $1 base salary. The Nussbaum Employment Agreement was subsequently amended to extend the term of Mr. Nussbaum’s employment to December 31, 2018.  On December 4, 2018, the Nussbaum Employment Agreement was amended to reflect an increase in Mr. Nussbaum’s base salary to $300,000 and to extend his term of employment to December 31, 2019. Additionally, Mr. Nussbaum is eligible for an annual cash bonus in an amount equal to up to one hundred fifty percent (150%) of his then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Mr. Nussbaum shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as our Compensation Committee may from time to time determine and shall be entitled to participate in all benefits plans we provide to our senior executives.  We shall reimburse Mr. Nussbaum for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Nussbaum in the course of his employment.  In the event Mr. Nussbaum’s employment is terminated without Cause or by Mr. Nussbaum with Good Reason (as such terms are defined in the Nussbaum Employment Agreement), then in addition to receiving accrued but unpaid compensation and vacation pay through the end of the term of employment, benefits accrued and outstanding under benefit plans, and the reimbursement of documented, unreimbursed expenses prior to the date of termination, Mr. Nussbaum will be entitled to receive severance benefits equal to six months of his then-current base salary, continued coverage under our benefit plans for a period of twelve months and payment of his pro-rated earned annual bonus. Mr. Nussbaum has also agreed to non-competition and non-solicitation provisions effective during his term of employment and for one year thereafter.

Kevin Hess Employment Agreement.  On October 2, 2015, October 2, 2015, we entered into an Amended and Restated Employment Agreement with Kevin Hess (as further amended, the “K. Hess Employment Agreement”), whereby Mr. Hess agreed to serve as our Chief Executive Officer for a period of two (2) years, subject to renewal for successive one-year terms, in consideration for an annual salary of $200,000. On April 27, 2016, the Company and Mr. Hess amended the K. Hess Employment Agreement to reflect Mr. Hess’s appointment as Chief Technology Officer and extend the term of employment until May 18, 2018, which was further extended to December 31, 2018 pursuant to a subsequent amendment to the K. Hess Employment Agreement. On December 4, 2018, the K. Hess Employment Agreement was amended to reflect an increase in Mr. Hess’ base salary to $225,000 and to extend his term of employment to December 31, 2019. Additionally, Mr. Hess is eligible for an annual cash bonus in an amount equal to up to one hundred fifty percent (150%) of his then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Mr. Hess shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as our Compensation Committee may from time to time determine and shall be entitled to participate in all benefits plans we provide to our senior executives.   We shall reimburse Mr. Hess for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Hess in the course of his employment.  In the event Mr. Hess’ employment is terminated without Cause or by Mr. Hess with Good Reason (as such terms are defined in the K. Hess Employment Agreement), Mr. Hess shall be entitled to receive his accrued and unpaid base salary through the date of termination, continued coverage under our benefit plans for a period of one months and reimbursement of documented, unreimbursed expenses incurred prior to the date of termination. Mr. Hess has also agreed to non-competition and non-solicitation provisions effective during the term of his employment and for one year thereafter. On March 21, 2019, we entered into a Voluntary Separation Agreement with Mr. Hess. Pursuant to the terms of Voluntary Separation Agreement, the parties agreed that Mr. Hess would cease to be an employee of the Company, effective March 31, 2019. We also entered into an Independent Contractor Agreement on March 21, 2019 pursuant to which Mr. Hess will provide certain CTO and other services to the Company through Cognitive Carbon Corporation. Pursuant to the terms of the Independent Contractor Agreement, we agreed to engage, effective March 31, 2019, Cognitive Carbon Corporation, a company wholly owned by Felicia Hess, Mr. Hess’ spouse and our Chief Quality Officer, to provide certain CTO services and sales and marketing services. In exchange for provision of such services, we agreed to provide Cognitive Carbon Corporation a monthly fee of $19,750. In addition, Cognitive Carbon Corporation may receive a bonus up to a maximum amount of $300,000 based on the criteria set forth in the Independent Contractor Agreement. Mr. Hess will perform the CTO and other services on behalf of Cognitive Carbon Corporation.

The Independent Contractor Agreement has a term of one year, with automatic 12-month renewals thereafter unless the Company notifies its intent not to renew with 30 days of renewal. Either party may terminate the Independent Contractor Agreement upon written notice of material breach by the other party that is not cured within 15 days from the date of notice.

Felicia Hess Employment Agreement.  On May 18, 2015, we entered into an employment agreement with Felicia Hess (as amended, the “F. Hess Employment Agreement”), whereby Ms. Hess agreed to serve as our Chief Executive Officer and director for a period of two (2) years, subject to renewal for successive one-year terms, in consideration for an annual salary of $150,000. On October 2, 2015, Ms. Hess resigned as Chief Executive Officer and as a director, and the F. Hess Employment Agreement was amended to reflect Ms. Hess’s appointment as Chief Operating Officer. The F. Hess Employment Agreement was subsequently amended to extend the term of Ms. Hess’s employment to December 31, 2018.  On December 4, 2018, the F. Hess Employment Agreement was amended to reflect an increase in Ms. Hess’ base salary to $160,000 and to extend her term of employment to December 31, 2019. Ms. Hess title was also changed to Chief Quality Officer. Under the F. Hess Employment Agreement, Ms. Hess is eligible for an annual cash bonus in an amount equal to up to one hundred fifty percent (150%) of her then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Ms. Hess shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as our Compensation Committee may from time to time determine and shall be entitled to participate in all benefits plans we provide to our senior executives.   We shall reimburse Ms. Hess for all reasonable out-of-pocket expenses actually incurred or paid in the course of her employment.  In the event Ms. Hess’ employment is terminated without Cause or by Ms. Hess with Good Reason (as such terms are defined in the F. Hess Employment Agreement), , then in addition to receiving accrued but unpaid compensation and vacation pay through the end of the term of employment, benefits accrued and outstanding under benefit plans, and the reimbursement of documented, unreimbursed expenses prior to the date of termination, Ms. Hess shall be entitled to receive severance benefits equal to six months of her then-current base salary, continued coverage under our benefit plans for a period of twelve months, payment of her pro-rated earned annual bonus, and the vesting of all unvested options or restricted stock awards will be accelerated. Ms. Hess has also agreed to non-competition and non-solicitation provisions during her term of employment and for one year thereafter.

Daniyel Erdberg Employment Agreement.  On May 18, 2015, we entered into an employment agreement with Daniyel Erdberg (as amended, the “Erdberg Employment Agreement”), whereby Mr. Erdberg agreed to serve as our Chief Operating Officer for a period of two (2) years, subject to renewal for successive one-year terms, in consideration for an annual salary of $140,000.  On October 2, 2015, Mr. Erdberg resigned as Chief Operating Officer, and the Erdberg Employment Agreement was amended to reflect his appointment as President of the Company. The Erdberg Employment Agreement was subsequently further amended to increase Mr. Erdberg’s base salary to $150,000 and to extend his term of employment to December 31, 2018. On August 3, 2017, the Erdberg Employment Agreement was amended to reflect an increase in Mr. Erdberg’s base salary to $165,000. On December 4, 2018, the Erdberg Employment Agreement was amended to reflect an increase in Mr. Erdberg’s base salary to $175,000 and to extend his term of employment to December 31, 2019. Under the Erdberg Employment Agreement, Mr. Erdberg is eligible for an annual cash bonus in an amount equal to up to one hundred fifty percent (150%) of his then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Mr. Erdberg shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as the Compensation Committee may from time to time determine and shall be entitled to participate in all benefits plans we provide to our executives. We shall reimburse Mr. Erdberg for all reasonable out-of-pocket expenses actually incurred or paid in the course of his employment. In the event Mr. Erdberg’s employment is terminated without Cause or by Mr. Erdberg with Good Reason (as such terms are defined in the Erdberg Employment Agreement), then in addition to receiving accrued but unpaid compensation and vacation pay through the end of the term of employment, benefits accrued and outstanding under benefit plans, and the reimbursement of documented, unreimbursed expenses prior to the date of termination, Mr. Erdberg shall be entitled to receive severance benefits equal to six months of his then-current base salary, continued coverage under our benefit plans for a period of twelve months after his termination date and payment of his pro-rated earned annual bonus. Mr. Erdberg has also agreed to non-competition and non-solicitation provisions during the term of his employment and for one year thereafter.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2018.

	Option awards			Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (1)	Market value of shares of units of stock that have not vested ($) (2)
(a)	(b)	(e)	(f)	(g)	(h)
Jay Nussbaum
Option Grant	2,000,000	0.50	8/3/2021
Option Grant	900,000	0.50	11/9/2021
Option Grant	2,350,000	0.65	9/26/2022

Kendall Carpenter
Option Grant	275,000	0.50	8/3/2021
Option Grant	170,000	0.50	11/9/2021
Option Grant	130,000	1.00	5/16/2022
Option Grant	300,000	0.65	9/26/2022

Felicia Hess
Option Grant	1,200,000	0.50	8/3/2012
Option Grant	300,000	0.50	11/9/2021
Option Grant	1,000,000	0.65	9/26/2022

Daniyel Erdberg
Option Grant	1,140,000	0.50	8/3/2012
Option Grant	200,000	0.50	11/9/2021
Option Grant	1,000,000	0.65	9/26/2022

(1)	none

(2)	none

Director Compensation Table for 2018

The following table sets forth director compensation for the fiscal year ended December 31, 2018 (excluding compensation to the Company’s executive officers set forth in the summary compensation table above) paid by the Company.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total ($)
Robert Guerra(2)	$20,500	$32,611	$53,111
David Aguilar(3)	$26,500	$120,073	$146,573
Timothy Hoechst(4)	$26,500	$46,096	$72,596
LTG John E. Miller (Ret.)(5)	$38,500	$46,009	$84,509

Total:	$112,000	$244,786	$356,789

(1)	The amounts reflected for Stock Awards in the table above represent the dollar amount recognized for financial statement reporting purposes with respect to the fair value of securities granted in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

(2)

Mr. Guerra was appointed on March 28, 2018 for a term of two years and, pursuant to the terms of a Director Agreement, will be paid an annual fee of $24,000 and was awarded Stock Options (the “Director Options”) to purchase 100,000 shares of the Company’s common stock with an exercise price of $1.00 per share valued at $38,393 on the date of the award, with $21,739 expense recognized in 2018 and $16,54 expense to be recognized. The Director Options vest as follows: 50,000 shares one year after the date of appointment so long as he is a member of the Board and 50,000 shares two years after the date of appointment so long as he is a member of the Board. Mr. Guerra’s appointment will terminate, however, upon his resignation, removal or failure to be appointed or re-appointed by the Company’s shareholders as a director of the Company as provided for in its bylaws or as provided for under Nevada law, or upon request of the Company’s Chief Executive Officer.

On August 22, 2018, Mr. Guerra was awarded a Stock Option to purchase 25,000 shares of the Company’s common stock with an exercise price of $1.00 per share and a performance vesting condition. One September 26, 2018, the August 22, 2018 Option was cancelled and reissued with an exercise price of $0.65 per share. On December 27, 2018, the option became fully vested. The Company recognized $10,872 expense in 2018 on the September 26, 2018 Option award.

(3)

Mr. Aguilar was appointed on January 9, 2017 for a term of two years and, pursuant to the terms of a Director Agreement with Global Security Innovative Strategies, LLC (“GSIS”), will be paid an annual fee of $24,000 and was awarded Stock Options (the “Director Options”) to purchase 100,000 shares of the Company’s common stock with an exercise price of $2.90 per share. Mr. Aguilar has been reappointed for another two-year term through January 2, 2021 at the same annual fee of $24,000. The Company recognized $45,516 expense in 2018 related to the Director Options. The Director Options vest as follows: 50,000 shares one year after the date of appointment so long as he is a member of the Board and 50,000 shares two years after the date of appointment so long as he is a member of the Board. The Director Options became fully vested on January 2, 2019.

On August 22, 2018, Mr. Aguilar was awarded a Stock Option to purchase 150,000 shares of the Company’s common stock with an exercise price of $1.00 per share and a performance vesting condition. One September 26, 2018, the August 22, 2018 Option was cancelled and reissued with an exercise price of $0.65 per share. On December 27, 2018, the option became fully vested. The Company recognized $65,232 expense in 2018 on the September 26, 2018 Option award.

On August 3, 2017, Mr. Aguilar was awarded a Stock Option to purchase 100,000 shares of the Company’s common stock with an exercise price of $1.00 per share and immediate vesting. On November 9, 2017, Mr. Aguilar was awarded a Stock Option to purchase 10,000 shares of the Company’s common stock with an exercise price of $1.00 per share and immediate vesting. On December 21, 2018 these two options were modified to an exercise price of $0.50 per share. The Company recognized an additional $8,208 and $1,117 expense in 2018 on these August 3 and November 9, 2017 option awards, respectively.

(4)

Mr. Hoechst was appointed on December 13, 2017 for a term of two years and, pursuant to the terms of a Director Agreement, will be paid an annual fee of $24,000 and was awarded Stock Options (the “Director Options”) to purchase 100,000 shares of the Company’s common stock with an exercise price of $1.00 per share valued at $49,733 on the date of award. The Company recognized $35,224 expense in 2018 with $12,778 expense to be recognized The Director Options vest as follows: 50,000 shares one year after the date of appointment so long as he is a member of the Board and 50,000 shares two years after the date of appointment so long as he is a member of the Board. Mr. Hoechst’s appointment will terminate, however, upon his resignation, removal or failure to be appointed or re-appointed by the Company’s shareholders as a director of the Company as provided for in its bylaws or as provided for under Nevada law, or upon request of the Company’s Chief Executive Officer.

On August 22, 2018, Mr. Hoechst was awarded a Stock Option to purchase 25,000 shares of the Company’s common stock with an exercise price of $1.00 per share and a performance vesting condition. One September 26, 2018, the August 22, 2018 Option was cancelled and reissued with an exercise price of $0.65 per share. On December 27, 2018, the option became fully vested. The Company recognized $10,872 expense in 2018 on the September 26, 2018 Option award.

(5)

Mr. Miller was appointed on December 13, 2017 for a term of two years and, pursuant to the terms of a Director Agreement, will be paid an annual fee of $36,000 and was awarded Stock Options (the “Director Options”) to purchase 100,000 shares of the Company’s common stock with an exercise price of $1.00 per share valued at $49,699 on the date of award. The Company recognized $35,137 expense in 2018 with $12,770 expense to be recognized. The Director Options vest as follows: 50,000 shares one year after the date of appointment so long as he is a member of the Board and 50,000 shares two years after the date of appointment so long as he is a member of the Board. Mr. Miller’s appointment will terminate, however, upon his resignation, removal or failure to be appointed or re-appointed by the Company’s shareholders as a director of the Company as provided for in its bylaws or as provided for under Nevada law, or upon request of the Company’s Chief Executive Officer.

On August 22, 2018, Mr. Miller was awarded a Stock Option to purchase 25,000 shares of the Company’s common stock with an exercise price of $1.00 per share and a performance vesting condition. One September 26, 2018, the August 22, 2018 Option was cancelled and reissued with an exercise price of $0.65 per share. On December 27, 2018, the option became fully vested. The Company recognized $10,872 expense in 2018 on the September 26, 2018 Option award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of and percent of the Company's common stock beneficially owned as of March 21, 2019, by all directors, our named executive officers, our directors and executive officers as a group, and persons or groups known by us to own beneficially 5% or more of our Common Stock.

The business address of each of the beneficial owners listed below is c/o Drone Aviation Holding Corp., 11651 Central Parkway #118, Jacksonville, Florida 32224.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
5% Shareholders
Dr. Phillip Frost (2)	13,672,318	46.1%

Named Executive Officers and Directors
Jay Nussbaum (3)	10,846,433	33.0%

Felicia Hess (4)	3,689,833	12.2%

Daniyel Erdberg (5)	3,343,833	11.1%

Robert Guerra (6)	175,000	* %

Timothy Hoechst (7)	130,000	* %

John E. Miller (8)	75,000	* %

David Aguilar (9)	410,000	1.5%

Executive Officers and Directors as a Group (9 persons)	19,896,432	63.5%

* less than 1%.

(1)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 22, 2019. On March 22, 2019, there were 27,656,121 shares of our common stock outstanding. To calculate a stockholder's percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 22, 2019. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person's name.

(2)	Represents 11,672,318 shares of common stock and 2,000,000 shares underlying vested warrants with an exercise price of $0.50 which expire on August 3, 2022.

(3)	Represents 5,596,433 shares of common stock, 2,000,000 shares underlying vested options with an exercise price of $0.50 which expire on August 3, 2021, 900,000 shares underlying vested options with an exercise price of $0.50 which expire on November 9, 2021 and 2,350,000 shares underlying vested options with an exercise price of $0.65 which expire on September 26,2022.

(4)	Represents 1,189,833 shares of common stock, 1,200,000 shares underlying vested options with an exercise price of $0.50 which expire on August 3, 2021, 300,000 shares underlying vested options with an exercise price of $0.50 which expire on November 9, 2021 and 1,000,000 shares underlying vested options with an exercise price of $0.65 which expire on September 26, 2022.

(5)	Represents 1,003,833 shares of common stock, 1,140,000 shares underlying vested options with an exercise price of $0.50 which expire on August 3, 2021, 200,000 shares underlying vested options with an exercise price of $0.50 which expire on November 9, 2021 and 1,000,000 shares underlying vested options with an exercise price of $0.65 which expire on September 26, 2022.

(6)	Represents 100,000 shares of common stock, 50,000 shares underlying vested options with an exercise price of $1.00 which expire on March 31, 2022 and 25,000 shares underlying vested options with an exercise price of $0.65 which expire on September 26, 2022.

(7)	Represents 55,000 shares of common stock, 50,000 shares underlying vested options with an exercise price of $1.00 which expire on December 13, 2021 and 25,000 shares underlying vested options with an exercise price of $0.65 which expire on September 26, 2022.

(8)	Represents, 50,000 shares underlying vested options with an exercise price of $1.00 which expire on December 13, 2021 and 25,000 shares underlying vested options with an exercise price of $0.65 which expire on September 26, 2022.

(9)	Represents 50,000 shares of common stock, 50,000 shares underlying vested options with an exercise price of $2.90 which expire on January 9, 2021, 100,000 shares underlying vested options with an exercise price of $0.50 which expire on August 3, 2021, 10,000 shares underlying vested options with an exercise price of $0.50 which expire on November 9, 2021 and 150,000 shares underlying vested options with an exercise price of $0.65 which expire on September 26, 2022.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	60,000	$2.91	2,304,062
Equity compensation plans not approved by security holders	16,140,000	0.60	0
Total	16,200,000	$0.61	2,304,062

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We have no policy regarding entering into transactions with affiliated parties.

From time to time we engage in transactions with related parties. The following is a summary of the related party transactions during the fiscal years ended December 31, 2018 and 2017 requiring disclosure pursuant to Item 404 of Regulation S-K.

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

On December 21, 2018, the Company entered into amendments with the owners and holders of the Series 2016 Convertible Notes to reduce the conversion price under such notes to $0.50 per share in exchange for the holders of such convertible notes agreement to convert the principal amount and accrued interest under such notes concurrently with the execution of the amendment. The Company issued 3,177,411 shares of common stock to Frost Gamma in full settlement of the $1,500,000 principal balance and $88,705 accrued interest. The Company issued 3,000,000 shares of common stock to Jay Nussbaum in full settlement of the $1,500,000 principal balance and settled $88,212 accrued interest in cash.

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

During 2018, the Company borrowed an additional $1,000,000 on the Series 2017 Convertible Note bringing the total amount of principal to $2,000,000. On December 21, 2018, the Company entered into an amendment with Frost Nevada to reduce the conversion price under such notes to $0.50 per share in exchange for Frost Nevada’s agreement to convert the principal amount and accrued interest under such notes concurrently with the execution of the amendment. The Company issued 4,030,740 shares of common stock to Frost Nevada in full settlement of the $2,000,000 principal balance and $15,370 accrued interest.

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

Kevin Hess Agreements

On October 2, 2015, we entered into the K. Hess Employment Agreement, whereby Mr. Hess agreed to serve as our Chief Executive Officer for a period of two (2) years, subject to renewal for successive one-year terms, in consideration for an annual salary of $200,000. On April 27, 2016, the Company and Mr. Hess amended the K. Hess Employment Agreement to reflect Mr. Hess’s appointment as Chief Technology Officer and extend the term of employment until May 18, 2018, which was further extended to December 31, 2018 pursuant to a subsequent amendment to the K. Hess Employment Agreement. On December 4, 2018, the K. Hess Employment Agreement was amended to reflect an increase in Mr. Hess’ base salary to $225,000 and to extend his term of employment to December 31, 2019. Additionally, Mr. Hess is eligible for an annual cash bonus in an amount equal to up to one hundred fifty percent (150%) of his then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. Mr. Hess shall also be eligible for grants of awards under stock option or other equity incentive plans of our Company as our Compensation Committee may from time to time determine and shall be entitled to participate in all benefits plans we provide to our senior executives.   We shall reimburse Mr. Hess for all reasonable out-of-pocket expenses actually incurred or paid by Mr. Hess in the course of his employment.  In the event Mr. Hess’ employment is terminated without Cause or by Mr. Hess with Good Reason (as such terms are defined in the K. Hess Employment Agreement), Mr. Hess shall be entitled to receive his accrued and unpaid base salary through the date of termination, continued coverage under our benefit plans for a period of one months and reimbursement of documented, unreimbursed expenses incurred prior to the date of termination. Mr. Hess has also agreed to non-competition and non-solicitation provisions effective during the term of his employment and for one year thereafter.

On March 21, 2019, we entered into a Voluntary Separation Agreement with Mr. Hess. Pursuant to the terms of Voluntary Separation Agreement, the parties agreed that Mr. Hess would cease to be an employee of the Company, effective March 31, 2019. We also entered into an Independent Contractor Agreement on March 21, 2019 pursuant to which Mr. Hess will provide certain CTO and other services to the Company through Cognitive Carbon Corporation. Pursuant to the terms of the Independent Contractor Agreement, we agreed to engage, effective March 31, 2019, Cognitive Carbon Corporation, a company wholly owned by Felicia Hess, Mr. Hess’ spouse and our Chief Quality Officer, to provide certain CTO services and sales and marketing services. In exchange for provision of such services, we agreed to provide Cognitive Carbon Corporation a monthly fee of $19,750. In addition, Cognitive Carbon Corporation may receive a bonus up to a maximum amount of $300,000 based on the criteria set forth in the Independent Contractor Agreement. Mr. Hess will perform the CTO and other services on behalf of Cognitive Carbon Corporation.

The Independent Contractor Agreement has a term of one year, with automatic 12-month renewals thereafter unless the Company notifies its intent not to renew within 30 days of renewal. Either party may terminate the Independent Contractor Agreement upon written notice of material breach by the other party that is not cured within 15 days from the date of notice.

Director Independence

Our securities are not quoted on an exchange that has requirements that a majority of our Board of Directors be independent, and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. However, our Board of Directors has determined in its business judgment that General John Miller, David Aguilar, Robert Guerra and Timothy Hoechst are independent within the meaning of the OTCQX Rules for U.S. Companies, the Sarbanes-Oxley Act of 2002, as amended, and related SEC rules.

Item 14.  Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees	$63,000	$61,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$63,000	$61,000

Audit Fees

Audit fees consist of fees billed for services associated with the audit of our annual financial statements, review of the Company’s financial statements included in Quarterly Reports on Form 10-Q, and services normally provided by the accounting firm for statutory and regulatory filings or engagements.

Audit-Related Fees

We did not incur any fees payable to our independent auditors for assurance and related services reasonably related to the performance of the audit or review of our financial statements during the fiscal years ended December 31, 2018 and 2017.

Tax Fees

We did not incur any fees payable to our independent auditors for professional services for tax compliance, tax advice, and tax planning during the fiscal years ended December 31, 2018 and 2017.

All Other Fees

We did not incur any fees payable to our independent auditors during the fiscal years ended December 31, 2018 and 2017 for products or services provided by our independent registered public accounting firm.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements and Notes thereto begin on page F-1 of this Annual Report immediately after the signature page.

(2)	Financial Statement Schedules: All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the Notes thereto, or because it is not required.

(3)	Exhibits:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
2.1	Agreement and Plan of Merger, dated April 30, 2014, between Drone Aviation Holding Corp. and MacroSolve, Inc.	8-K	5/5/2014	2.1	333-150332
2.2	Plan of Merger, effective March 26, 2015, between Drone Aviation Holding Corp. and Drone Aviation Corp.	10-K	3/31/2015	10.14	333-150332
2.3	Asset Purchase Agreement, dated July 20, 2015, between Drone AFS Corp. Drone Aviation Holding Corp., Adaptive Flight, Inc., and the shareholders of Adaptive Flight, Inc.	8-K	7/21/2015	10.1	333-150332
3.1	Articles of Incorporation of Drone Aviation Holding Corp., dated April 17, 2014	8-K	5/5/2014	3.1	333-150332
3.2	Certificate of Amendment to Articles of Incorporation of Drone Aviation Holding Corp., dated October 29, 2015	8-K	10/30/2015	3.1	333-150332
3.3	Bylaws of Drone Aviation Holding Corp.	8-K	5/5/2014	3.6	333-150332
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	5/5/2014	3.2	333-105332
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	5/5/2014	3.3	333-105332
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock	8-K	5/5/2014	3.4	333-105332
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	5/5/2014	3.5	333-105332
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock	8-K	6/5/2014	3.1	333-105332
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/5/2014	3.2	333-105332
3.10	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	8-K	6/3/2015	3.3	333-105332
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	8/28/2014	3.1	333-105332
3.12	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	6/3/2015	3.4	333-105332
3.13	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/2015	3.1	333-105332
3.14	Certificate of Correction to the Certificate of Designation of Preferences, rights and Limitations of Series G Convertible Preferred Stock	8-K	6/3/2015	3.2	333-105332
3.15	Form of Certificate of Withdrawal to be filed with Nevada Secretary of State.	8-K	8/24/2018	3.1

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
4.1	Form of Convertible Promissory Note Series 2016 due October 1, 2017	8-K	9/30/2016	4.1	333-105332
4.2	Form of Amendment to Convertible Promissory Note Series 2016	10-Q	8/4/2017	4.1(a)	333-150332
4.3	Form of November 2017 Amendment to Convertible Promissory Note Series 2016	10-Q	11/13/2017	4.1(b)	333-150332
4.4	Form of March 2018 Amendment to Convertible Promissory Note Series 2016	10-K	3/23/2018	4.1(c)	333-150332
4.5	Form of Secured Convertible Promissory Note Series 2017-08 due August 2, 2018	10-Q	8/4/2017	4.2	333-150332
10.1	Form of Indemnification Agreement for Directors and Officers	8-K	6/5/2014	10.4	333-105332
10.2	Independent Contractor Agreement, dated July 29, 2013, by and among US Technik, Inc., Lighter Than Air Systems Corp., and World Surveillance Group, Inc.	8-K	6/5/2014	10.9	333-105332
10.3	Form of Independent Contractor Agreement for members of the Strategic Advisory Board of Drone Aviation Holding Corp.	8-K	8/28/2014	10.2	333-10532
10.4*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Daniyel Erdberg	10-Q	5/15/2015	10.17	333-150332
10.4(a)*	(a) Amendment No. 1 to Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Daniyel Erdberg	8-K	10/7/2015	10.2	333-150332
10.4(b)*	(b) Amendment No. 2 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp., and Daniyel Erdberg	10-Q	4/29/2016	10.4	333-150332
10.4(c)*	(c) Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Daniyel Erdberg	8-K	9/30/2016	10.5	333-150332
10.4(d)*	(d) Amendment No. 4 to Employment Agreement, dated August 3, 2017, between Drone Aviation Holding Corp., and Daniyel Erdberg	10-Q	8/4/2017	10.4(d)	333-150332
10.5*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Felicia A. Hess	10-Q	5/15/2015	10.15	333-150332
10.5(a)*	(a) Amendment No. 1 to Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Felicia Hess	8-K	10/7/2015	10.1	333-150332
10.5(a)*	(b) Amendment No. 2 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Felicia Hess	10-Q	4/29/2016	10.5	333-150332
10.5(b)*	(c) Amendment No. 3 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Felicia Hess	8-K	9/30/2016	10.3	333-150332
10.5(c)*	(d) Amendment No. 4 to Employment Agreement, dated August 3, 2017, by and between Drone Aviation Holding Corp. and Felicia Hess	10-Q	8/4/2017	10.5(d)	333-150332

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
10.6*	Employment Agreement, dated May 18, 2015, between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	5/15/2015	10.16	333-150332
10.6(a)*	(a) Amendment No. 1 to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	4/29/2016	10.3	333-150332
10.6(b)*	(b) Amendment No. 2 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Kendall Carpenter	8-K	9/30/2016	10.6	333-150332
10.6(c)*	(c) Amendment No. 3 to Employment Agreement, dated August 3, 2017, by and between Drone Aviation Holding Corp. and Kendall Carpenter	10-Q	8/4/2017	10.6(c)	333-150332
10.7*	Director Agreement, dated June 4, 2015, between Drone Aviation Holding Corp. and Jay Nussbaum	8-K	6/5/2015	10.1	333-150332
10.8	Intellectual Property Assignment Agreement, dated July 20, 2015, between Adaptive Flight, Inc., and Drone AFS Corp.	8-K	7/21/2015	10.5	333-150332
10.9	Form of Non-Exclusive, Perpetual Intellectual Property and Patent License Agreement of Drone Aviation Holding Corp., dated July 20, 2015	8-K	7/21/2015	10.6	333-150332
10.10*	Drone Aviation Holding Corp. 2015 Equity Incentive Plan	8-K	9/11/2015	99.1	333-150332
10.11*	Amended and Restated Employment Agreement, dated October 2, 2015, between Drone Aviation Holding Corp. and Kevin Hess	8-K	10/7/2015	10.3	333-150332
10.11(a)*	(a) Amendment No. 2 [sic] to Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Kevin Hess	10-Q	4/29/2016	10.1	333-150332
10.11(b)*	(b) Amendment No. 3 [sic] to Employment Agreement, dated September 26, 2016, between Drone Aviation Holding Corp. and Kevin Hess	8-K	9/30/2016	10.4	333-150332
10.12	Form of Drone Aviation Holding Corp. Warrant to purchase Common Stock issued to Dougherty & Company, LLC, as Placement Agent	8-K	11/23/2015	4.1	333-150332
10.13	Form of Drone Aviation Holding Corp. Common Stock Purchase Agreement for Private Offering Under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b)	8-K	11/23/2015	10.1	333-150332
10.14	Form of Preferred Stock Conversion and Lockup Agreement for Series A Convertible Preferred Stock	8-K	11/23/2015	10.2	333-150332
10.15	Form of Preferred Stock Conversion and Lockup Agreement for Series B Convertible Preferred Stock	8-K	11/23/2015	10.3	333-150332
10.16	Form of Exchange Agreement for Series B-1 Convertible Preferred Stock	8-K	11/23/2015	10.9	333-150332
10.17	Form of Preferred Stock Conversion and Lockup Agreement for Series C Convertible Preferred Stock	8-K	11/23/2015	10.4	333-150332
10.18	Form of Preferred Stock Conversion and Lockup Agreement for Series D Convertible Preferred Stock	8-K	11/23/2015	10.5	333-150332
10.19	Form of Preferred Stock Conversion Agreement for Series E Convertible Preferred Stock	8-K	11/23/2015	10.6	333-150332
10.20	Form of Preferred Stock Conversion Agreement for Series F Convertible Preferred Stock	8-K	11/23/2015	10.7	333-150332

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
10.21	Form of Preferred Stock Conversion Agreement for Series G Convertible Preferred Stock	8-K	11/23/2015	10.8	333-150332
10.22*	Employment Agreement, dated April 27, 2016, between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	4/29/2016	10.2	333-150332
10.22(a)*	(a) Amendment No. 1 to Employment Agreement, dated September 26, 2016, by and between Drone Aviation Holding Corp. and Jay H. Nussbaum	8-K	9/30/2016	10.2	333-150332
10.22(b)*	(b) Amendment No. 2 to Employment Agreement, dated August 3, 2017, by and between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	8/4/2017	10.22(b)	333-150332
10.23*	Form of Drone Aviation Holding Corp. Restricted Stock Agreement (Non-Assignable) (Effective April 27, 2016)	10-Q	7/29/2016	10.7	333-150332
10.24*	Form of Drone Aviation Holding Corp. Restrictive Stock Agreement (Non-Assignable)	8-K	9/30/2016	10.7	333-150332
10.25	Form of Subscription Agreement for Convertible Promissory Notes Series 2016 due October 1, 2017	8-K	9/30/2016	10.1	333-150332
10.26	Offer Letter between Drone Aviation Holding Corp. and David V. Aguilar, accepted January 9, 2017	8-K	1/12/2017	10.1	333-150332
10.27	Director Agreement, dated January 9, 2017, between Drone Aviation Holding Corp. and David V. Aguilar	8-K	1/12/2017	10.2	333-150332
10.28*	Form of Drone Aviation Holding Corp. Nonqualified Stock Option Agreement	8-K	1/12/2017	10.3	333-150332
10.29	Form of Promissory Note and Security Agreement issued by Drone Aviation Holding Corp. to City National Bank of Florida dated August 2, 2017	10-Q	8/4/2017	10.29	333-150332
10.30	Form of Guarantee issued by Jay Nussbaum to City National Bank of Florida dated August 2, 2017	10-Q	8/4/2017	10.30	333-150332
10.31	Indemnification Agreement between Drone Aviation Holding Corp. and Jay H. Nussbaum	10-Q	8/4/2017	10.31	333-150332
10.32*	Form of Drone Aviation Holding Corp. Amendment to Restricted Stock Agreement dated August 3, 2017	10-Q	8/4/2017	10.32	333-150332
10.33*	Form of Amendment No. 2 to Independent Contractor Agreement dated August 3, 2017	10-Q	8/4/2017	10.33	333-150332
10.34*	Warrant issued by Drone Aviation Holding Corp. to Dr. Phillip Frost dated August 3, 2017	10-Q	8/4/2017	10.34	333-150332
10.35	Consulting Agreement between Drone Aviation Holding Corp. and Global Security Innovative Strategies, LLC dated November 10, 2017	10-Q	11/13/2017	10.35	333-150332
10.36*	Form of Offer Letter between Drone Aviation Holding Corp. and Robert J. Guerra.	8-K	4/2/2018	10.1	333-150332
10.37*	Form of Second Amendment to Restricted Stock Agreement	8-K	4/2/2018	10.4	333-150332
10.38	Amendment to promissory between Drone Aviation Holding Corp. and City National Bank of Florida dated September 26, 2018.	8-K	9/28/2018	10.1	333-150332
10.39	Amendment to Secured Convertible Promissory Note issued by Drone Aviation Holding Corp. to Frost Nevada Investment Trust dated September 26, 2018.	8-K	9/28/2018	10.2	333-150332
10.40	Amendment No. 1 between Drone Aviation Holding Corp. and Global Security & Innovative Strategies, LLC dated September 26, 2018.	8-K	9/28/2018	10.4	333-150332

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Filed Herewith
10.41	Form of Common Stock Purchase Agreement.	10-Q	10/26/2018	10.1	333-150332
10.42	Form of Amendment No. 3 to Independent Contractor Agreement dated August 3, 2017.	10-Q	10/26/2018	10.2	333-150332
10.43	Form of Promissory Note between Drone Aviation Holding Corp and Jay Nussbaum dated October 25, 2018.	10-Q	10/26/2018	10.26	333-150332
10.44*	Amendment No. 5 to Employment Agreement with Daniyel Erdberg with Drone Aviation Holding Corp. dated December 4, 2018.	8-K	12/7/2018	10.1	333-150332
10.45*	Amendment No. 4 to Employment Agreement with Kevin Hess with Drone Aviation Holding Corp. dated December 4, 2018.	8-K	12/7/2018	10.2	333-150332
10.46*	Amendment No. 5 to Employment Agreement with Felicia Hess with Drone Aviation Holding Corp. dated December 4, 2018.	8-K	12/7/2018	10.3	333-150332
10.47*	Amendment No. 3 to Employment Agreement with Jay H. Nussbaum with Drone Aviation Holding Corp. dated December 4, 2018.	8-K	12/7/2018	10.4	333-150332
10.48*	Amendment No. 4 to Employment Agreement with Kendall Carpenter with Drone Aviation Holding Corp. dated December 4, 2018.	8-K	12/7/2018	10.5	333-150332
10.49	Form of Amended and Restated Stock Purchase Agreement.	8-K	12/27/2018	10.1	333-150332
10.50	Form of Amendment to Secured Convertible Promissory Note Series 2016.	8-K	12/27/2018	10.3a	333-150332
10.51	Form of Amendment to Secured Convertible Promissory Note Series 2017-18.	8-K	12/27/2018	10.3b	333-150332
10.52	Amendment dated December 21, 2018 to Warrant issued by Drone Aviation Holding Corp. to Frost Nevada Investment Trust dated August 3, 2018.	8-K	12/27/2018	10.4	333-150332
10.53	Form of Amendment to Drone Aviation Holding Corp. Nonqualified Stock Option Agreement.	8-K	12/27/2018	10.5	333-150332
10.54*	Voluntary Separation Agreement between Drone Aviation Holding Corp. and Kevin Hess entered into on March 21, 2019.					X
10.55*	Independent Contractor Agreement between Drone Aviation Holding Corp. and Cognitive Carbon Corporation entered into on March 21, 2019.					X
21	List of Subsidiaries of Drone Aviation Holding Corp.	–	–	–	–	X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32**	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
101 INS	XBRL Instance Document	–	–	–	–	X
101 SCH	XBRL Taxonomy Extension Schema Document	–	–	–	–	X
101 CAL	XBRL Taxonomy Calculation Linkbase Document	–	–	–	–	X
101 LAB	XBRL Taxonomy Labels Linkbase Document	–	–	–	–	X
101 PRE	XBRL Taxonomy Presentation Linkbase Document	–	–	–	–	X
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document	–	–	–	–	X

*	Indicates management contract or compensatory plan or arrangement.

**	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRONE AVIATION HOLDING CORP.

Date: March 22, 2019	By:	/s/ JAY H. NUSSBAUM
Jay H. Nussbaum
Chief Executive Officer

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Jay H. Nussbaum and Kendall Carpenter, and each of them, as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAY H. NUSSBAUM	Chief Executive Officer and Director	March 22, 2019
Jay H. Nussbaum	(Principal Executive Officer)

/s/ KENDALL CARPENTER	Chief Financial Officer	March 22, 2019
Kendall Carpenter	(Principal Financial and Accounting Officer)

/s/ ROBERT GUERRA	Director	March 22, 2019
Robert Guerra

/s/ DAVID AGUILAR	Director	March 22, 2019
David Aguilar

/s/ JOHN E. MILLER	Director	March 22, 2019
John E. Miller

/s/ TIMOTHY HOECHST	Director	March 22, 2019
Timothy Hoechst

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

Drone Aviation Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Drone Aviation Holding Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 22, 2019

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	12/31/2018	12/31/2017

ASSETS

CURRENT ASSETS:
Cash	$2,282,365	$615,375
Accounts receivable - trade	18,000	110,065
Inventory, net	307,925	991,697
Prepaid expenses and deposits	89,613	103,008
Total current assets	2,697,903	1,820,145

PROPERTY AND EQUIPMENT, at cost:	176,955	253,444
Less - accumulated depreciation	(123,725)	(97,507)
Net property and equipment	53,230	155,937

OTHER ASSETS:
Goodwill	99,799	99,799
Intangible assets, net	705,667	997,667
Total other assets	805,466	1,097,466

TOTAL ASSETS	$3,556,599	$3,073,548

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$485,024	$205,359
Accounts payable due to related party	-	171,981
Bank Line of Credit	2,000,000	1,000,000
Related party convertible note payable	-	1,000,000
Total current liabilities	2,485,024	2,377,340

LONG TERM LIABILITIES:
Related party convertible notes payable	-	3,000,000

TOTAL LIABILITIES	$2,485,024	$5,377,340

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.0001 par value; authorized 300,000,000 shares; 23,640,621 and 9,182,470 shares issued and outstanding, at December 31, 2018 and December 31, 2017, respectively	2,364	918
Additional paid-in capital	39,541,301	27,692,067
Accumulated Deficit	(38,472,090)	(29,996,777)

Total stockholders' equity (deficit)	1,071,575	(2,303,792)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,556,599	$3,073,548

The accompanying notes are an integral part of these consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2018	2017

Revenues	$2,722,713	$562,078

Cost of goods sold	2,214,166	338,579

Gross profit	508,547	223,499

General and administrative expense	8,639,364	10,069,841

Loss from operations	(8,130,817)	(9,846,342)

Other income (expense)
Loss on debt extinguishment	-	(681,988)
Derivative Gain	-	1,831,635
Interest expense	(344,496)	(1,627,297)

Total other expense	(344,496)	(477,650)

NET LOSS	(8,475,313)	(10,323,992)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,475,313)	$(10,323,992)

Weighted average number of common shares outstanding - basic and diluted	9,547,077	8,956,365

Basic and diluted net loss per share	$(0.89)	$(1.15)

The accompanying notes are an integral part of these consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2018 and 2017

					Additional
	Common Stock		Preferred Stock Ser A		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2016	8,682,220	$868	101,100	$10	$21,089,301	$(19,672,785)	$1,417,394

Net Loss						(10,323,992)	(10,323,992)
Stock Based Comp. - Employee Shares - Vesting for PY share issuance					1,071,323		1,071,323
Stock Based Compensation - Non-employee Shares	250,000	25			195,720		195,745
Stock Based Compensation - Options and Warrants					6,824,334		6,824,334
Conversion of Series A preferred stock to common stock	250,250	25	(101,100)	(10)	(15)		-
Stock Based Compensation - reverse amortization, vesting deemed improbable					(1,488,596)		(1,488,596)

Balance - December 31, 2017	9,182,470	$918	-	$-	$27,692,067	$(29,996,777)	$(2,303,792)

Net Loss						(8,475,313)	(8,475,313)
Stock Based Comp. - Employee Shares - Vesting for PY share issuance					944,300		944,300
Conversion of 2016 related party convertible notes and accrued interest	6,177,411	618			3,088,087		3,088,705
Conversion of 2017 related party convertible note and accrued interest	4,030,740	403			2,014,967		2,015,370
Stock Based Compensation - Non-employee Shares	250,000	25			43,308		43,333
Stock Based Compensation - Options and Warrants					3,758,972		3,758,972
Common stock issued for cash	4,000,000	400			1,999,600		2,000,000

Balance - December 31, 2018	23,640,621	$2,364	-	$-	$39,541,301	$(38,472,090)	$1,071,575

The accompanying notes are an integral part of these consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2018	2017
OPERATING ACTIVITIES:
Net loss	$(8,475,313)	$(10,323,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense of debt discount	-	1,409,790
Gain on derivative liability	-	(1,831,635)
Loss on debt extinguishment	-	681,988
Depreciation	37,984	36,723
Loss on inventory obsolescence	565,406	6,366
Loss on disposal of property and equipment	10,002	-
Amortization expense of intangible assets	292,000	292,000
Stock based compensation	4,746,605	6,602,806
Changes in current assets and liabilities:
Accounts receivable	92,065	283,935
Inventory	118,366	(538,178)
Prepaid expenses and other current assets	13,395	17,606
Accounts payable and accrued expense	279,665	(88,563)
Due from related party	(67,906)	125,132

Net cash used in operating activities	(2,387,731)	(3,326,022)

INVESTING ACTIVITIES:
Cash received from sale of fixed assets	60,000	-
Cash paid on fixed assets	(5,279)	(73,817)

Net cash provided by (used in) investing activities	54,721	(73,817)

FINANCING ACTIVITIES:
Proceeds from related party convertible note payable	1,000,000	1,000,000
Proceeds from bank line of credit	1,000,000	1,000,000
Proceeds from related party promissory note	100,000	-
Repayment of related party promissory note	(100,000)	-
Proceeds from sale of common stock	2,000,000	-

Net cash provided by financing activities	4,000,000	2,000,000

NET INCREASE (DECREASE) IN CASH	1,666,990	(1,399,839)

CASH, beginning of period	615,375	2,015,214

CASH, end of period	$2,282,365	$615,375

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year ended December 31:
Interest	$407,096	$86,750

Noncash investing and financing activities for the year ended December 31:
Conversion of 2016 related party convertible notes payable	$3,088,705	$-
Conversion of 2017 related party convertible note payable	$2,015,370	$-
Conversion of Series A preferred stock to common stock	$-	$25

The accompanying notes are an integral part of these consolidated financial statements.

Drone Aviation Holding Corp.

Notes to Consolidated Financial Statements

For the Years ended December 31, 2018 and 2017

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:

Drone Aviation Holding Corp. (“Drone”, “we”, “our”, or “Company”) develops and manufactures cost-effective, compact and rapidly deployable aerial platforms including lighter-than-air aerostats, tethered drones and land-based intelligence, surveillance and reconnaissance (“ISR”) solutions designed to provide government and commercial customers with enhanced surveillance and communication capabilities. Utilizing a proprietary tether system, the Company's products are designed to provide prolonged operational duration capabilities combined with improved reliability, uniquely fulfilling critical requirements in military, law enforcement and commercial and industrial applications.

Basis of Presentation:

The accompanying financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of Consolidation:

Our consolidated financial statements as of December 31, 2018 and 2017 include the accounts of Drone Aviation Holding Corp. and its subsidiaries: Drone AFS Corp. and Lighter Than Air Systems Corp (“LTAS”).

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

Cash Equivalents:

Cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions, including all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2018 and 2017.

Accounts Receivable and Credit Policies:

Accounts receivable-trade consists of amounts due from the sale of tethered aerostats, accessories, spare parts customization and refurbishment of aerostats.  Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 45 days of receipt of the invoice.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.  At December 31, 2018 and 2017, the Company characterized $0 and $0 as uncollectible, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our supplies, and the estimated utility of our inventory. If the review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of goods sold.

Property and Equipment:

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software.  Property and equipment consists of the following at December 31, 2018 and 2017:

	2018	2017
Shop Machinery and equipment	$87,534	$87,704
Computers and electronics	32,093	35,270
Office furniture and fixtures	37,814	37,814
Vehicle	-	73,142
Leasehold improvements	19,514	19,514
	176,955	253,444
Less - accumulated depreciation	(123,725)	(97,507)
	$53,230	$155,937

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.

During the year ended December 31, 2018, the Company invested $5,279 in shop machinery and equipment and computers. During the same period, the Company sold a vehicle for $60,000 and wrote off several items of abandoned equipment resulting in a $10,002 loss on disposal of assets. During the year ended December 31, 2017, the Company purchased a vehicle for $73,142 and shop equipment for $675.

The Company recognized $37,984 and $36,723 of depreciation expense for the year ended December 31, 2018 and 2017, respectively.

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles Goodwill and Other". ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company performed impairment analysis using the qualitative analysis under ASC 350-20 and noted no impairment issues for 2018 and 2017.

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

Revenue Recognition and Unearned Revenue:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605). The new standard’s core principal is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring good or services to a customer. The principals in the standard are applied in five steps: 1) Identify the contract(s) with a customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) the entity satisfies a performance obligation. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. We recognized the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The adoption of Topic 606 does not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations, which were not broken down by revenue stream or geographic areas since the Company only sells within the United States and has only one revenue stream.

Income Taxes:

The Company accounts for income taxes utilizing ASC 740, “Income Taxes” (“ASC 740”).  ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences.  Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law.  The effects of future changes in tax laws or rates are not included in the measurement.  The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns.  The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company also follows the guidance for accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2018 and 2017.

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

On October 25, 2018 the Company borrowed $100,000 from its Chief Executive Officer and Chairman, Jay Nussbaum pursuant to a promissory note. The note bears interest at the rate of 6% per annum and is due on November 30, 2018. The Company used the proceeds from this loan to fund our immediate short-term cash needs pending settlement of the customer invoice for the WASP shipped October 9, 2018. The note was repaid in full on November 9, 2018, including $723 in interest.

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

As of December 31, 2018, and 2017, there was $0 and $171,981 accrued interest payable, respectively, to related parties on convertible notes payable.  See Footnote 6 – Related Party Convertible Notes Payable and Derivative Liability and Footnote 8 – Series 2017 Secured Convertible Note – Related Party for further information.

Earnings or Loss per Share:

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As further described in Footnote #6 – Related Party Convertible Notes Payable and Derivative Liability, $3,000,000 in convertible debt could be converted into 3,000,000 shares of common stock as of December 31, 2017 and was converted in December 2018 leaving a zero balance owed. As further described in Footnote #8 – Series 2017 Secured Convertible Note – Related Party, $1,000,000 in convertible debt could be converted into 1,000,000 shares of common stock as of December 31, 2017. The debt increased to $2,000,000 during 2018 and was converted in December 2018 leaving a zero balance owed. As further described in Footnote #11 – Employee Stock Options, 13,610,000 options and 7,627,500 options are exercisable as of December 31, 2018 and 2017, respectively. As further described in Footnote #12 – Warrants, 2,280,000 warrants and 2,232,500 warrants are exercisable as of December 31, 2018 and 2017, respectively. As there was a net loss for the years ended December 31, 2018 and 2017, basic and diluted losses per share in each such year are the same.

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

2.	MANAGEMENT’S LIQUIDITY PLANS

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2018, the Company incurred a net loss of $8,475,313, generated negative cash flow from operations, has an accumulated deficit of $38,472,090 and working capital of $212,879.

For the year ended December 31, 2017, the Company disclosed that its ability to continue as a going concern was predicated on the Company’s ability to create and market innovative products, raise capital, reduce debt or renegotiate terms, and to sustain adequate working capital to finance its operations. During 2018, the Company met or exceeded those predications. In 2018, the Company made a strategic decision to focus on its aerostats, WASP and WASP Lite, and opportunities for those products with military and government customers, resulting in an order valued in excess of $3.7 million which was announced in December 2018 and expected to be delivered by the end of 2019. In December 2018 and January 2019, the Company raised over $4,000,000 through stock sales which will provide ample working capital to produce WASP systems. In December 2018, the holders of $5,000,000 in convertible notes exercised their rights to convert to equity leaving only $2,000,000 in bank debt on the books. As of March 1, 2019, the Company has approximately $1,500,000 in positive working capital, an improvement of more than $2,000,000 dollars over the negative working capital balance at the end of 2017.

The focus on opportunities for aerostats, the settlement of debt obligations, the funds generated from stock sales and other initiatives contributing to additional working capital should avoid any substantial doubt about the Company’s ability to continue as a going concern as defined by ASU 2014-05. We believe that the actions discussed above mitigate the substantial doubt raised by our recent operating losses and satisfy our estimated liquidity needs twelve months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity and the failure to do so could negatively impact our future operations.

3.	INVENTORIES

Inventories consisted of the following, including $565,406 and $6,366 inventory obsolescence write offs for the years ended December 31, 2018 and 2017, respectively:

	2018	2017
Raw Materials	$136,555	$114,119
Work in progress	180,041	482,770
Finished Goods	523,698	398,912
In Transit	-	5,468
Less valuation allowance	(532,369)	(9,572)
Total	$307,925	$991,697

4.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	2018	2017
Prepaid insurance	$28,828	$30,847
Prepaid products and services	54,870	66,246
Prepaid rent and security deposit	5,915	5,915
	$89,613	$103,008

5.	INTANGIBLE ASSETS

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

The Company had a milestone of twelve months to complete a technology integration plan, the non-completion of which could result in the return of the purchased assets and termination of the Company’s obligations to release the escrow cash and shares. Additional milestones included exclusive, no-cost and perpetual licenses to all contributing intellectual property included or related to the purchased assets. As such time as all milestones were met, one-half of the escrow shares were to be released to AFI. Upon termination of the escrow agreement, anticipated to be twelve months from the closing of the asset purchase, if all milestones had been met, the remaining escrow shares would be released to AFI; but if all milestones have not been met, the escrow cash and escrow shares would be released to the Company and the purchased assets would be returned to AFI. According to the terms of the Escrow Agreement, if the escrow share value was less than $1,400,000, the Company must issue an additional number of unregistered shares, not to exceed 50,000 shares. At December 31, 2015, the value of the 150,000 shares was $3.23 per share, or $484,500. The Company recorded $161,500 as an additional liability and expense at December 31, 2015 for the cost of 50,000 shares at $3.23 per share. On June 3, 2016, the Integration Plan was deemed to be completed. At June 3, 2016, the value of the 150,000 shares was $3.01 per share, or $451,150. The additional liability was reduced to $150,500 for the cost of 50,000 shares at $3.01 per share. The Company recorded the $11,000 reduction in the additional liability through the statement of operations at June 3, 2016. The Company began amortizing the $1,460,000 of purchased assets over a sixty-month period on June 3, 2016 in the amount of $24,333 per month. Total amortization expense for the years ended December 31, 2018 and 2017 was $292,000 and $292,000, respectively. The remaining unamortized balance of $705,667 is estimated be amortized in the estimated amounts of $292,000 per year for 2019 through 2020 and $121,667 in 2021.

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

The Company evaluated the modification under ASC 470-50 and determined that it qualified as an extinguishment of debt. The aggregate loss on extinguishment of debt in 2017 is $681,988, including ($378) on derivative liabilities, and $682,366 on unamortized debt discount. The embedded conversion feature of the note’s pre-modification required liability classification.

On December 21, 2018, the Company entered into amendments (the “December 2018 Convertible Note Amendments”) with the owners and holders of the Series 2016 Convertible Notes to reduce the conversion price under such notes to $0.50 per share in exchange for the holders of such convertible notes agreement to convert the principal amount and accrued interest under such notes concurrently with the execution of the amendment. The Company evaluated the modification of the conversion price under ASC 470-50 and determined that it qualified as an extinguishment of debt. The gain or loss on extinguishment is calculated using the fair value of stock issued, minus the principal and accrued interest of the convertible notes. Since the result was a gain and the debt was associated with related parties, the gain was recorded as Paid in Capital. The Company issued 3,177,411 shares of common stock to Frost Gamma in full settlement of the $1,500,000 principal balance and $88,705 accrued interest. The Company issued 3,000,000 shares of common stock to Jay Nussbaum in full settlement of the $1,500,000 principal balance and settled $88,212 accrued interest in cash.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of December 31, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of December 31, 2018	$0	$0	$0	$0
Derivative liabilities as of December 31, 2017	$0	$0	$0	$0

The following table represents the change in the fair value of the derivative liabilities during the years ended December 31, 2018 and 2017:

Fair value of derivative liabilities as of December 31, 2016	$1,832,013
Change in fair value of derivative liabilities	(1,831,635)
Gain on extinguishment of debt	(378)
Fair value of derivative liabilities as of December 31, 2017	$0
Change in fair value of derivative liabilities	(0)
Fair value of derivative liabilities as of December 31, 2018	$0

The amortization of the debt discount is $0 and $1,409,790 for the years ended December 31, 2018 and 2017, respectively.

7.	REVOLVING LINE OF CREDIT

On August 2, 2017, the Company issued a promissory note to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, the CNB Note, with a maturity date of August 2, 2018 On September 26, 2018, the Company and CNB agreed to extend the maturity date of the promissory note to August 2, 2019. The Company evaluated the modification under ASC 470-50 and determined that it did not qualify as an extinguishment of debt. The note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2019 so long as no event of default exists under the note, the Company or Mr. Nussbaum does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The initial CNB Note bore an interest rate at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. At renewal, the variable rate was increased to 1.0 percentage points over the Wall Street Journal Prime Rate. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may prepay the note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $1,600,000 in aggregate with Mr. Nussbaum. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the note. The CNB Note is personally guaranteed by Mr. Nussbaum, the Company’s Chief Executive Officer pursuant to written guarantee in favor of CNB (the “CNB Guarantee”). Mr. Nussbaum and the Company are obligated to maintain an aggregate unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the note, we entered into a security agreement in favor of CNB (the “Security Agreement”) encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with an approximate balance of $120,000. As of December 31, 2018, $2,000,000 has been drawn against the line of credit, an increase of $1,000,000 over the balance at December 31, 2017. Accrued interest of $10,931 and $5,625 has been recognized as of December 31, 2018 and 2017, respectively.

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

During 2018, the Company borrowed an additional $1,000,000 on the Series 2017 Convertible Note bringing the total amount of principal to $2,000,000. On December 21, 2018, the Company entered into an amendment (the “December 2018 Convertible Note Amendments”) with Frost Nevada to reduce the conversion price under such notes to $0.50 per share in exchange for Frost Nevada’s agreement to convert the principal amount and accrued interest under such notes concurrently with the execution of the amendment. The Company evaluated the modification of the conversion price under ASC 470-50 and determined that it qualified as an extinguishment of debt. The gain or loss on extinguishment is calculated using the fair value of stock issued, minus the principal and accrued interest of the convertible notes. Since the result was a gain and the debt was associated with related parties, the gain was recorded as Paid in Capital. The Company issued 4,030,740 shares of common stock to Frost Nevada in full settlement of the $2,000,000 principal balance and $15,370 accrued interest.

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

For the year ended December 31, 2018

The Company issued a total of 14,458,151 shares of common stock during the year ended December 31, 2018, as described below:

On October 25, 2018, the Board approved Amendment No. 3 to the August 27, 2014 Independent Contractor Agreements it entered into with Dr. Philip Frost and Steven Rubin who serve as members of the Company’s Strategic Advisory Board (the “SAB Amendments”). The SAB Amendments extend the term of the agreements from November 1, 2018 until October 31, 2019 and provide for the following equity-based compensation: (a) for Dr. Frost, an award of 150,000 shares of the Company’s unregistered restricted Common Stock and (b) for Mr. Rubin, an award of 100,000 shares of the Company’s unregistered restricted Common Stock. The restricted stock vests upon the occurrence of a change of control (as defined in the SAB Amendments). The Company recognized $20,833 expense for the pro rata portion of shares earned by the two members during the twelve months ended December 31, 2018, amortizing the expense over the 12 months of the service agreement regardless of the vesting condition.

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

On December 21, 2018, the Board approved an Amended and Restated Stock Purchase Agreement (the “Amended SPA”) relating to the Offered Shares to reduce the purchase price in the Offering to $0.50 per share, reduce the maximum offering amount from $5,500,000 to $5,000,000, extend the initial closing date of the Offering to January 15, 2019 and permit sales of the Common Stock for a period of 30 days after the initial closing in order to attract a greater number of investors. In addition, the Amended and Restated Stock Purchase Agreement revised the definition of the event triggering the initial closing date to the date when the Company enters into an agreement with a prime government contractor at any time commencing after October 8, 2018 whereby the Company agrees to provide a minimum of $4,000,000 in goods and services to such contractor.

On December 21, 2018, the Company issued 6,177,411 shares of its common stock pursuant to the conversion of the 2016 Related Party Notes as discussed above in Footnote #6 and 4,030,740 shares of its common stock pursuant to the conversion of the 2017 Related Party Note as discussed above in Footnote #8.

On December 27, 2018, the Company completed the sale of 4,000,000 shares of its common stock pursuant to the Amended SPA at $0.50 per share for an aggregate of $2,000,000. On January 25, 2019, the Company completed an additional closing as further discussed below in Footnote #16 – Subsequent Events.

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

On March 28, 2018, these awards were modified in recognition of the Company securing a substantial sales order and recent business development activity and vested on that date. On that date, the awards were determined to be probable for vesting and stock-based compensation was recognized based on the fair market value of the stock on March 28, 2018. The Company recorded $944,300 in stock-based compensation for these awards during the year ended December 31, 2018.

As of December 31, 2018, the Company had unamortized stock compensation of $104,167 for non-employees.

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

On August 3, 2017, the Company entered into an amendment to the August 24, 2014 Independent Contractor Agreements it entered into with Dr. Philip Frost and Steven Rubin who serve as members of the Company’s Strategic Advisory Board (the “SAB Amendments”). The SAB Amendments extend the term of the agreements from May 1, 2017 until April 30, 2018 and provide for the following equity based compensation: (a) for Dr. Frost, a warrant to purchase 2,000,000 shares of the Company’s Common Stock (the “Frost Warrant”) and an award of 150,000 shares of the Company’s unregistered restricted Common Stock and (b) for Mr. Rubin, an award of 100,000 shares of the Company’s unregistered restricted Common Stock. The restricted stock vests upon the occurrence of a change of control (as defined in the SAB Amendments). The Warrant has a term of five years and exercise price of $1.00 per share subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. The Company recognized $22,500 and $155,001 expense for the pro rata portion of shares earned by the two members during the twelve months ended December 31, 2018 and 2017, respectively, amortizing the expense over the 12 months of the service agreement regardless of the vesting condition.

10.	PREFERRED STOCK

For the year ended December 31, 2018

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

For the year ended December 31, 2018

On March 28, 2018, upon approval of the Company’s board of directors, the Company granted outside its 2015 Equity Plan, 100,000 options each to a newly-appointed director, Robert Guerra. These options vest 50% one year after the date of grant and the remaining 50% two years after the date of grant provided the director is still actively involved with the Company. The options are exercisable at an exercise price of $1.00 per share and expire on March 28, 2022. During the year ended December 31, 2018, $21,739 compensation expense was recognized on these 100,000 options with a remaining balance of $16,654 to be recognized over the vesting period.

On May 16, 2018, upon approval of the Company’s board of directors, the Company granted outside its 2015 Equity Plan, 460,000 options to four employees. Reginald Brown, Jr. was issued 200,000 options and Kendall Carpenter was issued 130,000 options which were immediately vested, are exercisable at an exercise price of $1.00 per share and expire May 16, 2022. Two engineers received a total of 130,000 shares which vest 50% after one year and the remaining 50% after two years, are exercisable at an exercise price of $1.00 per share and expire May 16, 2022. During the year ended December 31, 2018, $174,639 compensation expense was recognized on these 460,000 options with a remaining balance of $27,352 to be recognized over the vesting period.

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

On September 26, 2018, upon approval of the Company’s board of directors, the Company granted outside its 2015 Equity Plan, 6,000,000 options to five management employees and four directors. Jay Nussbaum was issued 2,350,000 options, Felicia Hess was issued 1,000,000 options, Daniyel Erdberg was issued 1,000,000 options, Kendall Carpenter was issued 425,000 options, Reginald Brown, Jr. was issued 1,000,000 options. Director David Aguilar was issued 150,000 options and Directors John Miller, Timothy Hoechst and Robert Guerra were each issued 25,000 options. The options vest upon the Company receiving an aggregate of $4,000,000 in new orders from a prime government contractor or directly from the U.S. government at any time commencing after the date of issuance. The options are exercisable at an exercise price of $.65 per share and expire September 26, 2022. Of these 6,000,000 options, 5,000,000 options have been accounted for as a modification of the August 22, 2018 options. During the year ended December 31, 2018, $2,601,005 compensation expense was recognized on these 6,000,000 options which vested December 21, 2018 when the Company entered into an agreement with a prime government contractor to provide a minimum of $4,000,000 in goods and services to such contractor.

For the year ended December 31, 2017

On January 9, 2017, the Company issued an option to purchase 100,000 shares of common stock with an exercise price of $2.90 per share to a director. The option vests 50,000 after one year from grant date and another 50,000 two years from grant date with an expiration date of four years from grant date provided that the Director is still providing service to the Company. During the twelve months ended December 31, 2018 and 2017, $45,516 and $129,059, accordingly, compensation expense was recognized on these 100,000 options.

On August 3, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 5,210,000 options to purchase the Company’s common stock to officers, directors and employees for services provided. These stock options immediately vested, are exercisable at an exercise price of $1.00 per share and expire on August 3, 2021. Jay Nussbaum was issued 2,000,000 options, Felicia Hess was issued 1,200,000 options, Dan Erdberg was issued 1,140,000 options, Kendall Carpenter was issued 275,000 options, Directors David Aguilar, Mike Haas and General Wayne Jackson were issued 100,000, 10,000 and 10,000 options, respectively. The remaining 475,000 options were issued to employees and consultants and during 2018, 80,000 of those options were cancelled due to termination of certain employees. On December 21, 2018, the Board modified the exercise price of the remaining 5,130,000 options to $0.50 per share. During the twelve months ended December 31, 2018 and 2017, 421,059 and $3,354,097 compensation expense, accordingly, was recognized on these August 3, 2017 options.

On November 9, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 2,000,000 options to purchase the Company’s common stock to officers, directors, and for services provided. Jay Nussbaum was issued 900,000 options, Felicia Hess was issued 300,000 options, Dan Erdberg was issued 200,000 options, Kendall Carpenter was issued 170,000 options, Directors David Aguilar, Mike Haas and General Wayne Jackson were issued 10,000, 10,000 and 10,000 options, respectively. Reginald Brown, Jr. was issued 400,000 options. These stock options immediately vested, are exercisable at an exercise price of $1.35 per share and expire on November 9, 2021. On December 21, 2018, the Board modified the exercise price of the 2,000,000 options to $0.50 per share. During the twelve months ended December 31, 2018 and 2017, $223,559 and $1,846,075 compensation expense was recognized on these November 9, 2017 options.

On December 13, 2017, upon approval of the Company’s board of directors the Company issued outside its 2015 Equity Plan, 100,000 options each to two newly-appointed directors, or a total of 200,000 options. These options vest 50% after one year and the remaining 50% after two years provided the director is still actively involved with the Company. The options are exercisable at an exercise price of $1.00 per share and expire on December 13, 2021. During the twelve months ended December 31, 2018 and 2017, $70,361 and $3,593 compensation expense was recognized on these 200,000 options with a remaining balance of $25,547 to be recognized over the vesting period.

During 2016, the Company granted 10,000 options to an employee with two-year vesting and an exercise price of $3.00 and an expiration date of December 6, 2019. The Company recognized $1,187 in compensation for the year ended December 31, 2018. No additional compensation will be recognized on these options which were cancelled due to the termination of the employee.

On June 1, 2015, the Company issued an option award to an employee for 37,500 shares vesting over three years with an exercise price of $10.80 and expiration date of May 4, 2019. During the year ended December 31, 2018, $14,367 compensation expense was recognized on these 37,500 options which have been cancelled due to the termination of the employee.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the 11,560,000 options granted during the twelve months ended December 31, 2018.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during 2018 and 2017, as of the remeasurement date of December 21, 2018:

	2018	2017
Expected dividend yield	0%	0%
Expected volatility	80-96%	82-101%
Risk-free interest rate	2.41-2.93%	1.50-2.62%
Expected life of options	4.0 years	2.5-4.0 years

Under the Black-Scholes option pricing model, the fair value of the 11,560,000 options granted during the twelve months ended December 31, 2018 is estimated at $2,841,390 on the date of grant. During the twelve months ended December 31, 2018, $2,797,383 compensation expense was recognized on these 11,560,000 options with a total of $44,006 to be recognized over the vesting periods.

During 2018, 250,000 options issued on May 18, 2015 with an exercise price of $6.00 expired and 85,000 options issued December 10, 2015 with an exercise price of $5.00 expired. The Company cancelled 180,000 options that had been issued to five employees who left the Company without exercising their options, including 37,500 issued June 1, 2015 with a strike price of $10.80, 12,500 issued December 10, 2015 with a strike price of $5.00, 40,000 issued April 27, 2016 with a strike price of $2.91, 10,000 issued December 6, 2016 with a strike price of $3.00, and cancelled 80,000 options issued August 8, 2017 with a strike price of $1.00. The Company cancelled 5,000,000 options issued on August 22, 2018 on September 26, 2018 that had not vested.

The following table represents stock option activity as of and for the period ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2016	442,500	$5.81	1.72
Exercisable – December 31, 2016	407,500	$5.57	1.65		$0
Granted	7,510,000	$1.12
Cancelled or Expired	(7,500)	$4.18
Outstanding – December 31, 2017	7,945,000	$1.38	3.50
Exercisable – December 31, 2017	7,627,500	$1.35	3.50		$0
Granted	11,560,000	$0.82
Cancelled or Expired	(5,515,000)	$1.37
Outstanding – December 31, 2018	13,990,000	$0.61	3.15	$
Exercisable – December 31, 2018	13,610,000	$0.59	3.16		$0

12.	WARRANTS

For the year ended December 31, 2018

As described above in Footnote #1 – Related Party Transactions, on September 26, 2018, the Company issued 100,000 warrants outside its 2015 Equity Plan to Global Security Innovative Strategies, LLC (“GSIS”) with an exercise price of $1.00 per share and an expiration date of September 26, 2022 and which were immediately vested.

The following table summarizes the assumptions used to estimate the fair value of the 100,000 stock warrants granted during the year ended December 31, 2018 on the date of grant.

2018

Expected dividend yield	0%
Expected volatility	91%
Risk-free interest rate	2.93%
Expected life of options	4.00 years

Under the Black-Scholes option pricing model, the fair value of the 100,000 warrants granted during the year ended December 31, 2018 is estimated at $37,467 on the date of grant. During the year ended December 31, 2018, $37,467 compensation expense was recognized on these 100,000 warrants.

For the year ended December 31, 2017

On August 3, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 30,000 warrants to purchase the Company’s common stock to consultants for services provided. These warrants are immediately vested, are exercisable at an exercise price of $1.00 per share and expire on August 3, 2021. On December 21, 2018, the Board modified the exercise price of the 30,000 warrants to $0.50 per share. During the twelve months ended December 31, 2018 and 2017, $2,462 and $19,269 compensation expense, respectively, was recognized on these August 3, 2017 options.

On August 3, 2017, the Company issued a warrant to purchase 2,000,000 shares of the Company’s common stock to Dr. Philip Frost for services to be provided under the terms of his service to the Strategic Advisory Board through April 2018. These warrants immediately vested, are exercisable at an exercise price of $1.00 per shares and expire on August 3, 2022. On December 21, 2018, the Board modified the exercise price of the 2,000,000 warrant to $0.50 per share. During the twelve months ended December 31, 2018 and 2017, $143,375 and $1,391,793 compensation expense, respectively, was recognized on these August 3, 2017 warrants.

On November 9, 2017, upon approval of the Company’s board of directors, the Company issued outside its 2015 Equity Plan, 20,000 warrants to purchase the Company’s common stock to consultants for services provided. These warrants are immediately vested, are exercisable at an exercise price of $1.35 per share and expire on November 9, 2021. On December 21, 2018, the Board modified the exercise price of the 20,000 warrants to $0.50 per share. During the twelve months ended December 31, 2018 and 2017, $2,236 and $18,456 compensation expense, accordingly, was recognized on these November 9, 2017 warrants.

The following table summarizes the assumptions used to estimate the fair value of the 2,050,000 warrants granted during 2017, as of the remeasurement date of December 21, 2018:

2017

Expected dividend yield	0%
Expected volatility	80%
Risk-free interest rate	2.62%
Expected life of warrants	4-5 years

The following table represents warrant activity as of and for the period ended December 31, 2018 and 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2016	183,737	$7.35	2.70
Exercisable – December 31, 2016	171,237	$7.15	2.79	$0.00
Granted	2,050,000	$1.00
Forfeited or Expired	(1,237)	$303,37
Outstanding – December 31, 2017	2,232,500	$1.36	4.34
Exercisable – December 31, 2017	2,232,500	$1.36	4.34	$0.00
Granted	100,000	$1.00
Forfeited or Expired	(52,500)	$8.57
Outstanding – December 31, 2018	2,280,000	$0.72	3.44
Exercisable – December 31, 2018	2,280,000	$0.72	3.44	$0.00

13.	INCOME TAXES

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

The net deferred asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $14,137,574 for 2018 and $10,718,755 for 2017 and will begin expiring in 2034. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The $14,137,574 estimate of net operating loss carry-forward is calculated after we consider the effect of Section 382.

Deferred tax assets consist of the tax effect of net operating loss carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. Deferred tax assets consist of the following:

	December 31, 2018	December 31, 2017
Net operating loss carry-forwards	$2,968,891	$2,250,939
Valuation allowance	(2,968,891)	(2,250,939)
	$0	$0

The Company’s tax expense does not reflect the statutory rate since the Company’s deferred tax asset is fully offset by a valuation allowance. The statute of limitations is open for the tax years ending December 31, 2015 and thereafter.

14.	COMMITMENTS AND CONTINGENCIES

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

Year 2019 - $ 77,309
Year 2020 - $ 45,651

Rent expense in 2018 and 2017 was $161,333, and $131,710, respectively.

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

Other than the Banco matter, there are no material claims, actions, suits, proceedings inquiries, labor disputes or investigations pending.

15.	CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At December 31, 2018, accounts receivable from one customer comprised 100% of the Company’s total accounts receivable-trade. Revenues from one customer approximated 95% of total revenues for 2018. At December 31, 2017, accounts receivable from two customers comprised 100% of the Company’s total accounts receivable-trade. Revenues from four customers approximated 85% of total revenues for 2017.

16.	SUBSEQUENT EVENTS

On January 25, 2019, the Company completed the sale of 4,015,500 shares of its common stock pursuant to the Amended SPA (discussed above in Footnote #9 – Shareholders’ Equity) at $0.50 per share for an aggregate of $2,007,750. The aggregate consideration consisted of (1) cash in the aggregate amount of $1,432,750, (2) a promissory note from a single non-affiliate investor in the aggregate principal amount of $500,000, (3) a full-recourse promissory note payable by Dan Erdberg in the amount of $50,000 and (4) a full-recourse promissory note payable by Kendall Carpenter in the amount of $25,000. Each note bears an interest rate at a fixed rate of 3% per annum and principal and interest under the notes may be prepaid at any time without penalty. The non-affiliate note was fully repaid on February 8, 2019, including $575 in accrued interest. The Erdberg and Carpenter notes have a maturity date of January 25, 2020. The principal amount of the Carpenter note was reduced by $7,500 on January 28, 2019 leaving a principal balance of $17,500.

On March 20, 2019, the Company’s board of directors approved 180,000 options outside its 2015 Equity Plan to purchase the Company’s common stock to two employees and a contractor for services provided. Two grants totaling 80,000 options vest after one year and one grant of 100,000 options vests after two years. These stock options are exercisable at an exercise price of $1.00 per share and expire on March 20, 2023.