Form 10-Q
period 2019-03-31
DRONE AVIATION HOLDING CORP.
filed 2019-05-03
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-150332

DRONE AVIATION HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	46-5538504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11651 Central Parkway #118 Jacksonville, FL	32224
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of May 3, 2019, there were 27,556,121 shares of registrant’s common stock outstanding.

DRONE AVIATION HOLDING CORP.

i

PART I

ITEM 1: FINANCIAL INFORMATION

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	3/31/2019	12/31/2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,760,447	$2,282,365
Accounts receivable - trade	6,929	18,000
Subscription note receivable – related party	17,858	-
Inventory, net	604,570	307,925
Prepaid expenses and deposits	259,466	89,613

Total current assets	3,649,270	2,697,903

PROPERTY AND EQUIPMENT, at cost:	207,716	176,955
Less - accumulated depreciation	(132,528)	(123,725)

Net property and equipment	75,188	53,230

OTHER ASSETS:
Right of use leased assets	170,162	-
Goodwill	99,799	99,799
Intangible assets, net	632,667	705,667

Total other assets	902,628	805,466

TOTAL ASSETS	$4,627,086	$3,556,599

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$442,241	$485,024
Bank line of credit	2,000,000	2,000,000
Operating lease liability	95,533	-

Total current liabilities	2,537,774	2,485,024

LONG TERM LIABILITIES:
Operating lease liability	74,956	-

TOTAL LIABILITIES	$2,612,730	$2,485,024

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value; authorized 300,000,000 shares; 27,656,121 and 23,640,621 shares issued and outstanding, at March 31, 2019 and December 31, 2018, respectively	2,766	2,364
Additional paid-in capital	41,586,854	39,541,301
Retained deficit	(39,575,264)	(38,472,090)

Total stockholders’ equity	2,014,356	1,071,575

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,627,086	$3,556,599

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2019	2018

Revenues	$7,450	$869,023

Cost of goods sold	3,550	474,393

Gross profit	3,900	394,630

General and administrative expense	1,074,912	2,002,609

Loss from operations	(1,071,012)	(1,607,979)

Other income (expense)
Interest income	933	-
Interest expense	(33,095)	(70,311)

Total other income (expense)	(32,162)	(70,311)

NET LOSS	(1,103,174)	(1,678,290)

Weighted average number of common shares outstanding - basic and diluted	26,540,704	9,182,470

Basic and diluted net loss per share	$(0.04)	$(0.18)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	9,182,470	$918	$27,692,067	$(29,996,777)	$(2,303,792)

Net Loss - 1Q2018				(1,678,290)	(1,678,290)
Stock Based Compensation - Non-employee Shares			39,791		39,791
Stock Based Compensation - Options and Warrants			39,405		39,405
Stock Based Compensation - Employee Shares - Vesting for PY issuance			944,300		944,300

Balance - March 31, 2018	9,182,470	$918	$28,715,563	$(31,675,067)	$(2,958,586)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	23,640,621	$2,364	$39,541,301	$(38,472,090)	$1,071,575

Net Loss - 1Q2019				(1,103,174)	(1,103,174)
Stock Based Compensation - Non-employee Shares			72,500		72,500
Stock Based Compensation - Options and Warrants			15,705		15,705
Common stock issued for cash	4,015,500	402	1,957,348		1,957,750

Balance - March 31, 2019	27,656,121	$2,766	$41,586,854	$(39,575,264)	$2,014,356

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	3/31/2019	3/31/2018
OPERATING ACTIVITIES:
Net loss	$(1,103,174)	$(1,678,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,803	11,847
Loss on disposal of property, plant, and equipment	-	8,417
Amortization expense of intangible assets	73,000	73,000
Noncash lease expense	19,601	-
Stock based compensation	88,205	1,023,496
Changes in operating assets and liabilities:
Accounts receivable	11,071	65,656
Inventory	(296,645)	344,643
Prepaid expenses and other current assets	(169,853)	12,254
Operating lease obligations	(19,274)	-
Accounts payable and accrued expense	(42,783)	(96,429)
Due from related party	(358)	653

Net cash used in operating activities	(1,431,407)	(234,753)

INVESTING ACTIVITIES:
Cash received from sale of vehicle	-	60,000
Cash paid on fixed assets	(30,761)	(1,930)

Net cash provided by (used) in investing activities	(30,761)	58,070

FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,940,250	-
Proceeds from related party convertible note payable	-	250,000
Proceeds from bank line of credit	-	250,000

Net cash provided by financing activities	1,940,250	500,000

NET INCREASE IN CASH	478,082	323,317

CASH, beginning of period	2,282,365	615,375

CASH, end of period	$2,760,447	$938,692

Noncash investing and financing activities for the quarters ending March 31:
Stock issued for related party subscription note receivable	$17,500	$-
ROU assets and operating lease obligations recognized	$189,763	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarters ended March 31:
Interest	$33,095	$68,389
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended March 31, 2019

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2018 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed by Drone Aviation Holding Corp. (the “Company”) filed with the SEC on March 22, 2019.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The principles in the standard are applied in five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. The Company recognized the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The adoption of Topic 606 does not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations, which were not broken down by revenue stream or geographic areas since the Company only sells within the United States and has only one revenue stream.

Leases

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the required modified retrospective approach. The most significant changes under the new guidance include clarification of the definition of a lease, and the requirements for lessees to recognize a Right of Use (“ROU”) asset and a lease liability for all qualifying leases with terms longer than twelve months in the consolidated balance sheet. In addition, under Topic 842, additional disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. See Footnote #13 below for more detail on the Company’s accounting with respect to lease accounting.

Stock-Based Compensation

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

2.	MANAGEMENT’S LIQUIDITY PLANS

On August 27, 2014, FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from financial statement issuance and to provide related footnote disclosures in certain circumstances.

The accompanying unaudited consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2019, the Company incurred a net loss of $1,103,174, generated negative cash flow from operations, has an accumulated deficit of $39,575,264 and working capital of $1,111,496.

For the year ended December 31, 2017, the Company disclosed that its ability to continue as a going concern was predicated on the Company’s ability to create and market innovative products, raise capital, reduce debt or renegotiate terms, and to sustain adequate working capital to finance its operations. During 2018, the Company met or exceeded those predications. In 2018, the Company made a strategic decision to focus on its aerostats, WASP and WASP Lite, and opportunities for those products with military and government customers, resulting in an order valued in excess of $3.7 million which was announced in December 2018 and expected to be delivered by the end of 2019. In December 2018 and January 2019, the Company raised over $4,000,000 through stock sales which will provide ample working capital to produce WASP systems. In December 2018, the holders of $5,000,000 in convertible notes exercised their rights to convert to equity, leaving only $2,000,000 in bank debt on the books. As of March 31, 2019, the Company has $1,111,496 in positive working capital, an improvement of more than $800,000 over the working capital balance at the end of 2018.

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

The Company accounts for related party transactions in accordance with the FASB’s Accounting Standards Codification (“ASC”) 850, “Related Party Disclosures.” A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party is also a related party if it can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

On November 10, 2017, the Company and Global Security Innovative Strategies, LLC (“GSIS”), a related party, entered in an agreement (the “GSIS Agreement”) pursuant to which GSIS agreed to provide business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for the Company’s role and activities as part of the Security Center of Excellence in Orlando, Florida. The GSIS Agreement had an initial term of six months beginning on November 1, 2017. On September 26, 2018, the parties amended the GSIS Agreement to extend the period of service through September 2019 with monthly automatic renewals thereafter. The Company also agreed to issue an option to purchase 100,000 shares of Company stock. This option immediately vested, had a strike price of $1.00, and terminates on September 26, 2022. Pursuant to the GSIS Agreement, the Company pays GSIS a fee of $10,000 per month. In addition, the Company agreed to pay the expenses of GSIS incurred in connection with the performance of its duties under the GSIS Agreement. Either party may terminate or renew the GSIS Agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party. David Aguilar, a member of the Company’s board of directors, is a principal at GSIS.

On March 21, 2019, concurrent with the resignation of Kevin Hess, the Company’s Chief Technology Officer, the Company and Cognitive Carbon Corporation (“CCC”), a related party, entered into an agreement pursuant to which CCC agreed to provide Chief Technology Officer services, sales and marketing services and outsourced software and platform development services to be provided personally by Kevin Hess or third-party development firms of his choosing for outsourced development. CCC will receive $19,750 per month for one year for the Chief Technology Officer services and potential bonuses and an amount up to $120,000 for outsourced software and platform development. Felicia Hess, the Company’s Chief Quality Officer, who is married to Kevin Hess, is the President and Director of CCC.

4.	INVENTORIES

Inventories are stated at the net realizable value, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our supplies, and the estimated utility of our inventory. If the review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of goods sold. At March 31, 2019, the increase in inventory is primarily related to WASP system production for the $3.8 million award previously announced and WASP Lite systems which could be delivered rapidly. Inventory consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Raw Materials	$305,883	$136,555
Work in progress	303,106	180,041
Finished Goods	527,949	523,698
Less valuation allowance	(532,368)	(532,369)
Total	$604,570	$307,925

5.	PREPAID EXPENSES

Prepaid expenses consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Prepaid insurance	$29,694	$28,828
Prepaid products and services	217,580	54,870
Prepaid rent and security deposit	12,192	5,915
	$259,466	$89,613

6.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software and leasehold improvements.   During the three months ended March 31, 2019, the Company invested $6,868 in computers for new hires. The Company also invested $16,934 in new shop equipment and $6,959 in leasehold improvements in connection with the opening of a satellite location for aerostat manufacturing. Depreciation expense was $8,803 and $11,847 for the three months ended March 31, 2019 and 2018, respectively. Property and equipment consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Shop machinery and equipment	$104,468	$87,534
Computers and electronics	38,961	32,093
Office furniture and fixtures	37,814	37,814
Leasehold improvements	26,473	19,514
	207,716	176,955
Less - accumulated depreciation	(132,528)	(123,725)
	$75,188	$53,230

7.	INTANGIBLE ASSETS

On July 20, 2015, the Company, through its wholly-owned subsidiary, Drone AFS Corp., purchased substantially all the assets of Adaptive Flight, Inc. (“AFI”), a Georgia corporation. The Company purchased assets, including, but not limited to, intellectual property, licenses and permits, including commercial software licenses for the GUST (Georgia Tech UAV Simulation Tool) autopilot system and other transferable licenses which include flight simulation and fault tolerant flight control algorithms. The Company paid $100,000 in immediately available funds and $100,000 to be held in escrow. In addition, the Company issued 150,000 shares of unregistered common stock valued at $8.40 per share, on a post-October 29, 2015 reverse stock split basis, on the date of agreement, to be held in escrow.

The Company had a milestone of twelve months to complete a technology integration plan, the non-completion of which could result in the return of the purchased assets and termination of the Company’s obligations to release the escrow cash and shares. Additional milestones included exclusive, no-cost and perpetual licenses to all contributing intellectual property included or related to the purchased assets. As such time as all milestones were met, one-half of the escrow shares were to be released to AFI. Upon termination of the escrow agreement, anticipated to be twelve months from the closing of the asset purchase, if all milestones had been met, the remaining escrow shares would be released to AFI; but if all milestones have not been met, the escrow cash and escrow shares would be released to the Company and the purchased assets would be returned to AFI. According to the terms of the Escrow Agreement, if the escrow share value was less than $1,400,000, the Company must issue an additional number of unregistered shares, not to exceed 50,000 shares. At December 31, 2015, the value of the 150,000 shares was $3.23 per share, or $484,500. The Company recorded $161,500 as an additional liability and expense at December 31, 2015 for the cost of 50,000 shares at $3.23 per share. On June 3, 2016, the Integration Plan was deemed to be completed. At June 3, 2016, the value of the 150,000 shares was $3.01 per share, or $451,150. The additional liability was reduced to $150,500 for the cost of 50,000 shares at $3.01 per share. The Company recorded the $11,000 reduction in the additional liability through the statement of operations at June 3, 2016. The Company began amortizing the $1,460,000 of purchased assets over a sixty-month period on June 3, 2016 in the amount of $24,333 per month. Total amortization expense for the three months ended March 31, 2019 was $73,000. The remaining unamortized balance of $632,667 is estimated be amortized in the estimated amounts of $219,000 during 2019, $292,000 during 2020 and $121,667 in 2021.

The asset acquisition did not qualify as a business combination under ASC 805-10 and has been accounted for as a regular asset purchase.

8.	SUBSCRIPTION NOTES RECEIVABLE, INCLUDING RELATED PARTY

On January 25, 2019, the Company completed the sale of 4,015,500 shares of its common stock pursuant to the Amended and Restated Stock Purchase Agreement (discussed below in Footnote #10 – Shareholders’ Equity) at $0.50 per share for an aggregate of $2,007,750. The aggregate consideration consisted of (1) cash in the aggregate amount of $1,432,750, (2) a promissory note from a single non-affiliate investor in the aggregate principal amount of $500,000, (3) a full-recourse promissory note payable by Daniyel Erdberg, the Company’s President, in the amount of $50,000, and (4) a full-recourse promissory note payable by Kendall Carpenter, the Company’s Executive Vice President and Chief Financial Officer, in the amount of $25,000. Each note bears an interest rate at a fixed rate of 3% per annum and principal and interest under the notes may be prepaid at any time without penalty. The non-affiliate note was fully repaid on February 8, 2019, including $575 in accrued interest. Each of the Erdberg and Carpenter notes has a maturity date of January 25, 2020. The principal amount of the Carpenter note was reduced by $7,500 on January 28, 2019, leaving a principal balance of $17,500. As of March 31, 2019, there is $358 accrued interest on the related party notes. The $17,858 total principal and accrued interest which was repaid prior to the filing date has been classified as other asset. The $50,000 principal balance of the Erdberg note has been reported as contra-equity.

9.	REVOLVING LINE OF CREDIT

On August 2, 2017, the Company issued a promissory note (the “CNB Note”) to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, with a maturity date of August 2, 2018 On September 26, 2018, the Company and CNB agreed to extend the maturity date of the CNB Note to August 2, 2019. The Company evaluated the modification under ASC 470-50 and determined that it did not qualify as an extinguishment of debt. The CNB Note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2019 so long as no event of default exists under the CNB Note, the Company or Jay H. Nussbaum, the Company’s Chairman of the Board and Chief Executive Officer, does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the CNB Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The initial CNB Note bore an interest rate at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. At renewal, the variable rate was increased to 1.0 percentage points over the Wall Street Journal Prime Rate. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by CNB within 10 calendar days after its due date. The Company may prepay the CNB Note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $1,600,000 in the aggregate with Mr. Nussbaum. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the CNB Note. The CNB Note is personally guaranteed by Mr. Nussbaum pursuant to written guarantee in favor of CNB. Mr. Nussbaum and the Company are obligated to maintain an aggregate unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the CNB Note, we entered into a security agreement in favor of CNB encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with a balance of $120,000. As of March 31, 2019, $2,000,000 has been drawn against the line of credit. Accrued interest of $11,556 related to the CNB line of credit has been recorded as of March 31, 2019.

Indemnification Agreement

On August 3, 2017, the Company entered into an Indemnification Agreement with Mr. Nussbaum in order to indemnify and defend him to the fullest extent permitted by law for any claim, expense or obligation which might arise as a result of his guarantee of the CNB Note.

10.	SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2019

On January 25, 2019, the Company completed the sale of 4,015,500 shares of its common stock pursuant to the Amended and Restated Stock Purchase Agreement dated December 21, 2018 at $0.50 per share for an aggregate of $2,007,750 in cash and subscription notes receivable, described above in Footnote #8.

On October 25, 2018, the Board approved Amendment No. 3 to the August 27, 2014 Independent Contractor Agreements it entered into with Dr. Philip Frost and Steven Rubin who serve as members of the Company’s Strategic Advisory Board (the “SAB Amendments”). The SAB Amendments extend the term of the agreements from November 1, 2018 until October 31, 2019 and provide for the following equity-based compensation: (a) for Dr. Frost, an award of 150,000 shares of the Company’s unregistered restricted Common Stock and (b) for Mr. Rubin, an award of 100,000 shares of the Company’s unregistered restricted Common Stock. The restricted stock vests upon the occurrence of a change of control (as defined in the SAB Amendments). The Company recognized $72,500 expense for the pro rata portion of shares earned by the two members during the three months ended March 31, 2019, amortizing the expense over the 12 months of the service agreement regardless of the vesting condition. As of March 31, 2019, the Company had unamortized stock compensation of $31,667 related to these two stock awards.

For the three months ended March 31, 2018

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

On March 28, 2018, these awards were modified in recognition of the Company securing a substantial sales order and recent business development activity and vested on that date. On that date, the awards were determined to be probable for vesting and stock-based compensation was recognized based on the fair market value of the stock on March 28, 2018. The Company recorded $944,300 in stock-based compensation for these awards during the three months ended March 31, 2018.

11.	EMPLOYEE STOCK OPTIONS

For the three months ended March 31, 2019

On March 20, 2019, the Company’s board of directors approved option grants to two employees outside its 2015 Equity Plan. One grant, relating to the option to purchase 30,000 shares of the Company’s common stock, vests after one year, and one grant, relating to the option to purchase 100,000 shares of the Company’s common stock, vests after two years. These stock options have an exercise price of $1.06 per share and expire on March 20, 2023. During the three months ended March 31, 2019, $1,670 in compensation expense was recognized on these two options with a remaining balance of $87,548 to be recognized over the vesting period as of March 31, 2019.

On March 28, 2018, upon approval of the Company’s board of directors, the Company granted to Robert Guerra, a newly appointed director, an option to purchase 100,000 shares of the Company’s common stock outside its 2015 Equity Plan. The option vests 50% one year after the date of grant and the remaining 50% two years after the date of grant provided the director is still actively involved with the Company. The option has an exercise price of $1.00 per share and expires on March 28, 2022. During the three months ended March 31, 2019 and 2018, $7,013 and $190 in compensation expense was recognized, respectively, on this option with a remaining balance of $9,642 to be recognized over the vesting period as of March 31, 2019.

On May 16, 2018, upon approval of the Company’s board of directors, the Company granted options to purchase shares of its common stock outside its 2015 Equity Plan to four employees. Reginald Brown, Jr. was issued an option to purchase 200,000 shares of common stock, and Kendall Carpenter, the Company’s Executive Vice President and Chief Financial Officer, was issued an option to purchase 130,000 shares of common stock. These options were immediately vested, have an exercise price of $1.00 per share and expire May 16, 2022. Two engineers received options to purchase an aggregate of 130,000 shares of common stock. These options vest 50% after one year and the remaining 50% after two years, have an exercise price of $1.00 per share and expire May 16, 2022. One of the engineers terminated during the first quarter of 2019, before his option relating to 40,000 shares vested, and $7,376 in previously recognized 2018 expense was reversed due to option expiration. During the three months ended March 31, 2019, $6,664 compensation expense was recognized on the remaining option to purchase 90,000 shares, with a remaining balance of $12,265 to be recognized over the vesting period as of March 31, 2019.

On December 13, 2017, upon approval of the Company’s board of directors the Company issued outside its 2015 Equity Plan, 100,000 options each to two newly-appointed directors, or a total of 200,000 options. These options vest 50% after one year and the remaining 50% after two years provided the director is still actively involved with the Company. The options are exercisable at an exercise price of $1.00 per share and expire on December 13, 2021. During the three months ended March 31, 2019 and 2018, $6,712 and $18,213 compensation expense was recognized, respectively, on these 200,000 options with a remaining balance of $18,835 to be recognized over the vesting period as of March 31, 2019.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the options to purchase 130,000 shares of common stock granted during the three months ended March 31, 2019.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2019 on the date of the grant:

2019
Expected dividend yield	0%
Expected volatility	90%
Risk-free interest rate	2.40-2.47%
Expected life of options	4.0 years

Under the Black-Scholes option pricing model, the fair value of the options to purchase an aggregate of 130,000 shares of common stock granted during the three months ended March 31, 2019 is estimated at $89,217 on the date of grant. During the three months ended March 31, 2019, $1,670 compensation expense was recognized on these options with a total of $87,547 to be recognized over the vesting periods.

The following table represents stock option activity as of and for the three months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2018	13,990,000	$0.61	3.15
Exercisable – December 31, 2018	13,610,000	$0.59	3.16	$0
Granted	130,000	$1.06
Cancelled or Expired	(50,000)	$0.90
Outstanding – March 31, 2019	14,070,000	$0.61	2.92
Exercisable – March 31, 2019	13,700,000	$0.60	2.91	$6,340,000

For the three months ended March 31, 2018

During 2016, the Company granted 10,000 options to an employee with two-year vesting and an exercise price of $3.00 and an expiration date of December 6, 2019. The Company recognized $1,104 in compensation for the three months ended March 31, 2018.

On June 1, 2015, the Company issued an option award to an employee for 37,500 shares vesting over three years with an exercise price of $10.80 and expiration date of May 4, 2019. During the three months ended March 31, 2018, $8,620 compensation expense was recognized on these 37,500 options.

On January 9, 2017, the Company issued an option to purchase 100,000 shares of common stock with an exercise price of $2.90 per share to a director. The option vests 50,000 after one year from grant date and another 50,000 two years from grant date with an expiration date of four years from grant date provided that the Director is still providing service to the Company. During the three months ended March 31, 2018, $11,278 compensation expense was recognized on these 100,000 options.

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

The following table represents stock option activity as of and for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2017	7,945,000	$1.38	3.50
Exercisable – December 31, 2017	7,627,500	$1.35	3.50	$0
Granted	100,000	$1.00
Cancelled or Expired	-	$.00
Outstanding – March 31, 2018	8,045,000	$1.37	3.27	$0
Exercisable – March 31, 2018	7,677,500	$1.36	3.25	$0

12.	WARRANTS

For the three months ended March 31, 2019

On March 20, 2019, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock outside its 2015 Equity Plan to a contractor for services. This warrant has an exercise price of $1.06 per share and an expiration date of March 20, 2023, and vests after one year.

The following table summarizes the assumptions used to estimate the fair value of the warrants granted during the three months ended March 31, 2019 on the date of grant.

March 31, 2019

Expected dividend yield	0%
Expected volatility	90%
Risk-free interest rate	2.40%
Expected life of options	4.00 years

Under the Black-Scholes option pricing model, the fair value of the warrant to purchase 50,000 shares of the Company’s common stock granted during the three months ended March 31, 2019 is estimated at $33,913 on the date of grant. During the three months ended March 31, 2019, $1,022 in compensation expense was recognized on this warrant with a total of $32,891 to be recognized over the vesting period as of March 31, 2019.

The following table represents warrant activity as of and for the three months ended March 31, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2018	2,280,000	$0.72	3.44
Exercisable – December 31, 2018	2,280,000	$0.72	3.44	$0.00
Granted	50,000	$1.06
Forfeited or Expired	0	$0
Outstanding – March 31, 2018	2,330,000	$0.73	3.21	$0
Exercisable – March 31, 2018	2,280,000	$0.72	3.19	$1,132,500

The following table represents warrant activity as of and for the period ended March 31, 2018:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2017	2,232,500	$1.36	4.34
Exercisable – December 31, 2017	2,232,500	$1.36	4.34	$0
Granted	0	$0
Forfeited or Expired	0	$0
Outstanding – March 31, 2018	2,232,500	$1.36	4.09	$0
Exercisable – March 31, 2018	2,232,500	$1.36	4.09	$0

13.	LEASES

As of March 31, 2019, the Company has two operating leases for office and manufacturing space which are further described below in Footnote #14 and no financial leases. The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning January 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized at January 1, 2019 for operating leases are as follows:

January 1, 2019
ROU Assets	$116,876
Lease liability	$116,876

The Company elected the practical expedient under ASU 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earlies comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing lease upon adoption. No impact was recorded to the income statement or beginning retained earnings for Topic 842.

The leased properties have a remaining lease term of nineteen months to thirty-seven months as of January 1, 2019. Neither lease has an option to extend beyond the stated termination date.

Beginning January 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments, including annual rent increases, over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. Because neither of our leases included an implicit rate of return, we used our incremental secured borrowing rate based on lease term information available as of the adoption date or lease commencement date in determining the present value of lease payments. The incremental borrowing rate on the Jacksonville lease is 5.9% and the incremental borrowing rate on the Holly Hill lease is 5.5%.

Other information related to our operating leases are as follows:

March 31, 2019
ROU Asset – January 1, 2019	$116,876
Increase	$72,887
Amortization	$(19,601)
ROU Asset – March 31, 2019	$170,162

Lease liability – January 1, 2019	$116,876
Increase	$72,887
Amortization	$(19,274)
Lease liability – March 31, 2019	$170,489

Lease liability – short term	$95,533
Lease liability – long term	$74,956
Lease liability – total	$170,489

As of March 31, 2019, our operating leases had a weighted average remaining lease term of 2.03 years and a weighted average discount rate of 5.73%.

14.	COMMITMENTS AND CONTINGENCIES

On November 17, 2014, the Company entered into a 60-month lease for 5,533 square feet of office and manufacturing space at 11651 Central Parkway, Suite 118, Jacksonville, Florida, with an anticipated lease commencement date of February 1, 2015. The actual commencement date was July 1, 2015 and the lease was amended to 61 months expiring July 31, 2020. The monthly rent, including operating expenses and sales tax, for each year of the initial lease term is estimated to be $5,915. Anticipated total rent during the term of the lease is as follows:

Year 2019 - $ 57,982
Year 2020 - $ 45,651

On March 1, 2019, the Company entered into a 37-month lease for 2,390 square feet of office and aerostat manufacturing space at 700 Ridgewood Avenue, Units 207/208, Holly Hill, Florida with a lease commencement date of March 1, 2019. The monthly rent, including operating expenses and sales tax, for each year of the initial lease term is estimated to be $2,091. Anticipated total rent during the term of the lease is as follows:

Year 2019 - $ 20,910
Year 2020 - $ 25,575
Year 2021 - $ 26,159
Year 2022 - $ 4,379

Rent expense for the three months ended March 31, 2019 and 2018 was $22,486, and $21,212, respectively.

The Company acquired licenses to certain technology of Georgia Tech Research Corporation (“GTRC”) through its purchase of AFI’s assets on July 20, 2015 and through direct license from GTRC. The licenses are perpetual and if the technology is patented, are protected through the expiration date of the patented know-how. Two of the licenses require a minimum royalty of $1,500 per year. Royalties are based on vehicle weight and range from $12.50 to $75.00 per vehicle on one license and $25.00 to $150.00 per vehicle on another license.

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products Corporation d/b/a Southern Balloon Works (“Aerial Products”), Kevin M. Hess, the Company’s Chief Technology Officer, Lighter Than Air Systems Corp., a wholly owned subsidiary of the Company (“LTAS”), and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. LTAS and the Company filed an Answer on June 30, 2016 and Responses to Interrogatories on December 16, 2016. The lawsuit is active, and discovery is ongoing. It is our position that neither LTAS nor the Company are continuations of Aerial Products, and LTAS and the Company have denied all allegations made by Banco. The Company will vigorously defend that position. The Company has evaluated the probability of loss as possible, but the range of loss is unable to be estimated.

Other than the Banco matter, there are no material claims, actions, suits, proceedings inquiries, labor disputes or investigations pending.

15.	SUBSEQUENT EVENTS

On April 30, 2019, Kendall Carpenter, the Company’s Executive Vice President and Chief Financial Officer, repaid the entire principal balance of the $17,500 note described above in Footnote #8, including $134 in accrued interest.

On April 30, 2019, Daniyel Erdberg, the Company’s President, entered into a Stock Redemption and Note Cancellation Agreement whereby the Company redeemed 100,000 shares of common stock paid pursuant to the note described above in Footnote #8 and cancelled the $50,000 note and the related $267 in accrued interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” “believe,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the advanced aerostats and tethered drone industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2019.

The following MD&A is intended to help readers understand the results of our operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our Unaudited Consolidated Financial Statements and the accompanying Notes to Unaudited Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2019 compared with the three months ended March 31, 2018 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Drone Aviation Holding Corp. and, depending on the context, its subsidiaries.

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

Our marketing efforts include submission of bids on several government procurement projects that we expect will be awarded in 2019. In the past, we also showcased our products and technologies at numerous conferences and live demonstrations, including the 2017 Special Operations Forces Industry Conference and the Warrior Expo East, and took part in a series of tests conducted on the southern border of the United States, State of Florida HURREX exercise, CyberQuest 2017, and presentations to a variety of federal and state government agencies. We have also increased marketing efforts and announced the following:

●	On February 14, 2019, we announced that we had commenced the communications upgrade of a U.S. Army-owned WASP tactical aerostat. The upgrade will enable secure communications links utilizing advanced waveforms connecting soldiers on the battlefield.

●	On January 31, 2019, we announced that we secured an additional $2.0 million in capital, completing a private placement raising an aggregate of $4.0 million which will be used to expand production and staffing.

●	On January 22, 2019, we announced the conclusion of training for a U.S. Army unit on the next generation WASP elevated relay system (ERS) tactical aerostat. The delivery of the $1.7 million dollar order itself was announced on October 15, 2018.

●	On January 15, 2019, we announced the expansion of our manufacturing capacity.

●	On January 8, 2019, we announced that we had been selected by a prime contractor in an exclusive relationship to receive an initial award valued at $3.8 million.

●	On December 27, 2018, we announced that we had eliminated over 70% of our existing debt in support of our planned growth.

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

Department of Homeland Security and Customs and Border Protection

In July 2018, we entered into an exclusive teaming agreement with a U.S. Government prime contractor which is the recipient of a previously awarded IDIQ (indefinite delivery/indefinite quantity) prime contract from the U.S. Department of Homeland Security (“DHS”), U.S. Customs and Border Protection (“CBP”). Under the terms of the teaming agreement:

●	We agreed to work together to propose retrofit and new production of surveillance systems developed under the prime contract; and

●	We agreed to provide the WASP aerostat, engineering support for WASP system integration, Field Service Representatives personnel support for WASP aerostat maintenance, training, WASP deployment, retrieval and movement, and warranty for WASP.

In December 2018, the prime contractor awarded us a subcontract valued at $3.8 million for six WASP aerostat systems, which we have previously announced. These WASP powered surveillance systems are expected to be deployed at a CBP Border Patrol Sector on the southern border of the United States. There are 20 Border Patrol Sectors along U.S. borders, nine of which are located along the U.S. Southern border. We have begun production of the initial units at our facilities in Florida and at our ISO 9001-certified manufacturing partner’s facility. Deliveries are expected to begin late in the second quarter of 2019 and continue throughout 2019. We are working closely with the prime contractor to explore additional product and services opportunities in DHS and CBP under our exclusive teaming agreement.

Results of Operations

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Revenues: Revenues of $7,450 for the quarter ended March 31, 2019 decreased $861,573, or 99%, from $869,023 for the same period in 2018. Sources of revenue were derived primarily from aerostat products and accessories. The revenue for the quarter ended March 31, 2018 included delivery of a WASP system valued in excess of $800,000 to the U.S. Army. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in the Business Overview section above, including the order we announced in December 2018, valued in excess of $3.8 million, which is in production with deliveries expected to be completed by the end of 2019.

Cost of Goods Sold and Gross Profit: Cost of goods sold of $3,550 for the quarter ended March 31, 2019 decreased $470,843, or 99%, from $474,393 for the same period in 2018. Costs included materials, parts and labor associated with the sale of aerostat products and accessories. The $3,900 gross profit for the quarter ended March 31, 2019 was a decrease of $390,730, or 99%, from the $394,630 in gross profit for the same quarter of 2018. Overall gross profit margins were 52% and 45% for the quarters ended March 31, 2019 and 2018, respectively. Margins also vary based on customer payload selection; therefore, future margins may vary accordingly.

General and Administrative Expense: General and administrative expense primarily consists of payroll and related costs, sales and marketing costs, travel costs, business overhead and costs related to maintaining a public entity. General and administrative expense decreased $927,697, or 46%, to $1,074,912 in the quarter ended March 31, 2019 from $2,002,609 for the same period in 2018. Contributing to the decrease was non-cash stock-based compensation of $88,205 which decreased $935,291 from $1,023,496 in the same period of 2018. Marketing expenses of $91,886 increased $39,556 from $52,330, travel expenses of $80,709 increased $24,063 from $56,646 and payroll expenses of $429,559 decreased $49,761 from $479,320 for the quarter ended March 31, 2019 compared to the same period in 2018. Payroll expenses are expected to increase during 2019 as the Company grows its labor force to meet product demand. Sales and marketing and travel related expenses are also expected to increase during 2019 in support of increased product demand.

Loss from Operations: Loss from operations for the quarter ended March 31, 2019 decreased $536,967, or 33%, to $1,071,012 from loss from operations of $1,607,979 for the same period in 2018. The decrease was primarily due to a decrease in gross profit of $390,730, offset by the decrease of general and administrative expense of $927,697 as discussed above.

Other Expense: Total other expense of $32,162 for the quarter ended March 31, 2019 was $38,149 less than the total other expense of $70,311 in the same period in 2018. This decrease was primarily due to interest expense on the related party notes payable which were settled in December 2018.

Net Loss: Net loss decreased $575,116, or 34%, to $1,103,174 for the quarter ended March 31, 2019 from net loss of $1,678,290 for the same period in 2018. The decrease in net loss was due to factors discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2019, the Company had $2,760,447 in cash compared to $2,282,365 in cash at December 31, 2018, an increase of $478,082. As of March 31, 2019, the Company had accounts receivable of $6,929 compared to $18,000 at December 31, 2018, a decrease of $11,071 resulting from increased collections in the first three months of 2019.

The Company had total current assets of $3,649,270 and total current liabilities of $2,537,774 or working capital of $1,111,496 at March 31, 2019 compared to total current assets of $2,697,903 and total current liabilities of $2,485,024 or working capital of $212,879 at December 31, 2018.

We have historically financed our operations through operating revenues and sales of equity and convertible debt securities. Although as of March 31, 2019 we have cash of $2,760,447 and working capital of $1,111,496, we incurred a net loss of $1,103,174. Furthermore, the Company has a history of negative cash flow from operations, primarily due to historically heavy investment in research and development and costs associated with maintaining a public entity. We expect a substantial increase in revenues for the remainder of 2019. In 2018, the Company made a strategic decision to focus on its aerostats, WASP and WASP Lite, and opportunities for those products with military and government customers, resulting in an order valued in excess of $3.7 million which was announced in December 2018 and expected to be delivered by the end of 2019. In December 2018 and January 2019, the Company raised over $4,000,000 through stock sales which will provide ample working capital to produce WASP systems. In December 2018, the holders of $5,000,000 in convertible notes exercised their rights to convert to equity leaving only $2,000,000 in bank debt on the books. As of March 31, 2019, the Company has $1,111,496 in positive working capital, an improvement of more than $800,000 over the capital balance at the end of 2018.

In the event we are unable refinance our revolving line of credit (the “CNB Line of Credit”) from City National Bank of Florida (“CNB”) on the extended maturity date of August 2, 2019, we may not have sufficient resources to continue our operations for the next 12 months and to effectuate all aspects of our business plan. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan or potentially curtail some aspects of our operations. If we need to raise additional funds through the issuance of equity, equity-related or convertible debt securities in the future, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. The issuance of additional common stock may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock. Historically, we have financed our cash needs by private placements of our securities and loans, bank financing and revenues from sales of our products. There is no assurance that we will be able to obtain financing on terms consistent with our past financings or satisfactory to us, if at all.

Other than the CNB Line of Credit as discussed below, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Consequently, our inability to raise funds to meet our expected working capital requirements will have a severe negative impact on our ability to remain a viable company. We are dependent upon our significant shareholders to provide or loan us funds to meet our working capital needs.

Revolving Line of Credit from City National Bank of Florida. On August 2, 2017, the Company issued a promissory note to CNB in the principal amount of $2,000,000 (the “CNB Note”) with a maturity date of August 2, 2018. On September 26, 2018, the Company and CNB agreed to extend the maturity date of the promissory note to August 2, 2019. The Company evaluated the modification under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 470-50 and determined that it did not qualify as an extinguishment of debt. The CNB Note evidences the CNB Line of Credit with advances that may be requested by the Company until the maturity date of August 2, 2019 so long as no event of default exists under the CNB Note, the Company or Jay H. Nussbaum, the Company’s Chairman of the Board and Chief Executive Officer, does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the CNB Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The initial CNB Note bore an interest rate at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. At renewal, the variable rate was increased to 1.0 percentage points over the Wall Street Journal Prime Rate. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by CNB within 10 calendar days after its due date. The Company may prepay the CNB Note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $1,600,000 in the aggregate with Mr. Nussbaum. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the CNB Note. The CNB Note is personally guaranteed by Mr. Nussbaum pursuant to a written guarantee in favor of CNB. Mr. Nussbaum and the Company are obligated to maintain an aggregate unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure the Company’s obligations under the CNB Note, the Company entered into a security agreement in favor of CNB encumbering all of the Company’s accounts, inventory and equipment along with an assignment of a bank account the Company maintains at CNB with a balance of $120,000. As of March 31, 2019, $2,000,000 has been drawn against the CNB Line of Credit. Accrued interest of $11,556 related to the CNB Line of Credit has been recorded as of March 31, 2019.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2019, the Company incurred a net loss of $1,103,174, generated negative cash flow from operations, has an accumulated deficit of $39,575,264 and working capital of $1,111,496.

The focus on opportunities for aerostats, the settlement of debt obligations, the funds generated from stock sales and other initiatives contributing to additional working capital should avoid any substantial doubt about the Company’s ability to continue as a going concern as defined by FASB Accounting Standards Update (“ASU”) 2014-05. We believe that the actions discussed above mitigate the substantial doubt raised by our recent operating losses and satisfy our estimated liquidity needs twelve months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity and the failure to do so could negatively impact our future operations.

Sources and Uses of Cash

	Three Months Ended March 31,
	2019	2018
Cash flows used in operating activities	$(1,431,407)	$(234,753)
Cash flows (used in) provided by investing activities	(30,761)	58,070
Cash flows provided by financing activities	1,940,250	500,000
Net increase in cash and cash equivalents	$478,082	$323,317

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2019 was $1,431,407, which was an increase of $1,196,654, or 510%, from $234,753 net cash used in operating activities for the same period in 2018. The net loss of $1,103,174 for the first three months of 2019 was $575,116 less than the same period of 2018, which was a net loss of $1,678,290. In addition to the decreased net loss, the Company recognized $935,291 less non-cash stock-based compensation in the first three months of 2019 than the same period in the 2018. The Company grew inventory by $641,288 and carried $182,105 more in prepaid expenses during the three months ended March 31, 2019 compared to the same period in 2018, mostly related to the production of WASP systems expected to be delivered by the end of 2019.

Investing Activities

Net cash used in investing activities was $30,761 during the three months ended March 31, 2019 compared to $58,070 net cash provided by investing activities during the three months ended March 31, 2018. Net cash used in investing activities for the three months ended March 31, 2019 was comprised of $6,868 in computers for new hires, $16,934 in new shop equipment and $6,959 in leasehold improvements in connection with the opening of a satellite location for aerostat manufacturing.

Financing Activities

Financing activities during the first three months of 2019 included $2,007,750 cash and non-cash proceeds from the sale of 4,015,500 shares of common stock at $0.50 per share. The aggregate consideration consisted of (1) cash in the aggregate amount of $1,432,750, (2) a promissory note from a single non-affiliate investor in the aggregate principal amount of $500,000 which was repaid on February 8, 2019, (3) a full-recourse promissory note payable by Daniyel Erdberg, the Company’s President, in the amount of $50,000, and (4) a full-recourse promissory note payable by Kendall Carpenter, the Company’s Executive Vice President and Chief Financial Officer, in the amount of $25,000 which was reduced by $7,500 in January 2019, leaving a principal balance of $17,500.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 22, 2019. As disclosed therein, the preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Accounts Receivable and Credit Policies:

Accounts receivable-trade consists of amounts due from the sale of tethered aerostats, accessories, spare parts, and customization and refurbishment of aerostats. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At March 31, 2019 and December 31, 2018, none of the Company’s accounts receivable-trade was deemed uncollectible.

Revenue Recognition and Unearned Revenue:

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The principles in the standard are applied in five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. We recognized the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The adoption of Topic 606 does not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations, which were not broken down by revenue stream or geographic areas since the Company only sells within the United States and has only one revenue stream.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the least term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated financial statements.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2019 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2019:

The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2018, and that there was a material weakness as identified in this Quarterly Report, we believe that our unaudited consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for periods covered thereby in all material respects.

We expect to be dependent upon our Chief Financial Officer, who is knowledgeable and experienced in the application of U.S. Generally Accepted Accounting Principles, to maintain our disclosure controls and procedures and the preparation of our financial statements for the foreseeable future. We plan to increase the size of our accounting staff at the appropriate time for our business and its size to ameliorate our concern that we do not effectively segregate certain accounting duties, which we believe would resolve the material weakness in disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that we will be able to do so.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Banco Popular North America. v Aerial Products Corporation d/b/a Southern Balloon Works, et al. (Fourth Judicial Circuit Court, Duval County Florida-Civil Division) Case No. 16:2016:CA-003343

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products Corporation d/b/a Southern Balloon Works (“Aerial Products”), Kevin M. Hess, the Company’s Chief Technology Officer, Lighter Than Air Systems Corp., a wholly owned subsidiary of the Company (“LTAS”), and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. LTAS and the Company filed an Answer on June 30, 2016 and Responses to Interrogatories on December 16, 2016 and we are now in the discovery phase of litigation. The lawsuit is active and discovery is ongoing. It is our position that neither LTAS nor the Company are continuations of Aerial Products, and LTAS and the Company have denied all allegations made by Banco. The Company will vigorously defending that position. The Company has evaluated the probability of loss as possible but the range of loss is unable to be estimated.

Other than the Banco matter, there are no material claims, actions, suits, proceedings inquiries, labor disputes or investigations pending.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2019, the Company completed the sale of 4,015,500 shares of its common stock pursuant to the Amended and Restated Stock Purchase Agreement dated December 21, 2018 at $0.50 per share for an aggregate of $2,007,750 in cash and subscription notes receivable.

On March 20, 2019, the Company’s board of directors approved option grants to two employees outside its 2015 Equity Plan. One grant, relating to the option to purchase 30,000 shares of the Company’s common stock, vests after one year, and one grant, relating to the option to purchase 100,000 shares of the Company’s common stock, vests after two years. These stock options have an exercise price of $1.06 per share and expire on March 20, 2023.

On March 20, 2019, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock outside its 2015 Equity Plan to a contractor for services. This warrant has an exercise price of $1.06 per share and an expiration date of March 20, 2023, and vests after one year.

The Company issued the securities noted above in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. Accordingly, the shares are subject to certain restrictions and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and other applicable securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6. EXHIBITS

The following exhibits are filed as a part of this report or incorporated herein by reference:

		Incorporation by Reference				Filed or
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Furnished Herewith
10.1	Voluntary Separation Agreement between Drone Aviation Holding Corp. and Kevin Hess entered into on March 21, 2019.	10-K	3/22/2019	10.54	333-105332
10.2*	Independent Contractor Agreement between Drone Aviation Holding Corp. and Cognitive Carbon Corporation entered into on March 21, 2019.	10-K	3/22/2019	10.55	333-105332
10.3	Form of Promissory Note in favor of the Company (the Non-Affiliate Note)	8-K	1/31/2019	10.2	333-105332
10.4	Form of Promissory Note in favor of the Company (the Erdberg and Carpenter Trust Note)	8-K	1/31/2019	10.3	333-105332
10.5	Stock Redemption and Note Cancellation Agreement					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
101 INS	XBRL Instance Document	–	–	–	–	X
101 SCH	XBRL Taxonomy Extension Schema Document	–	–	–	–	X
101 CAL	XBRL Taxonomy Calculation Linkbase Document	–	–	–	–	X
101 LAB	XBRL Taxonomy Labels Linkbase Document	–	–	–	–	X
101 PRE	XBRL Taxonomy Presentation Linkbase Document	–	–	–	–	X
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document	–	–	–	–	X

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRONE AVIATION HOLDING CORP.

Date: May 3, 2019	By:	/s/ JAY H. NUSSBAUM
Jay H. Nussbaum
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2019	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)