Form 10-Q
period 2019-06-30
DRONE AVIATION HOLDING CORP.
filed 2019-08-14
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 14, 2019, there were 27,556,121 shares of registrant’s common stock outstanding.

DRONE AVIATION HOLDING CORP.

i

PART I

ITEM 1: FINANCIAL INFORMATION

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$675,772	$2,282,365
Accounts receivable - trade	1,372,994	18,000
Inventory, net	1,459,665	307,925
Prepaid expenses and deposits	193,758	89,613

Total current assets	3,702,189	2,697,903

PROPERTY AND EQUIPMENT, at cost:	275,420	176,955
Less - accumulated depreciation	(145,574)	(123,725)

Net property and equipment	129,846	53,230

OTHER ASSETS:
Right of use leased assets	146,642	-
Goodwill	99,799	99,799
Intangible assets, net	559,667	705,667

Total other assets	806,108	805,466

TOTAL ASSETS	$4,638,143	$3,556,599

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$396,776	$485,024
Bank line of credit	2,000,000	2,000,000
Operating lease liability	97,445	-

Total current liabilities	2,494,221	2,485,024

LONG TERM LIABILITIES:
Operating lease liability	49,945	-

TOTAL LIABILITIES	$2,544,166	$2,485,024

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Common stock, $.0001 par value; authorized 300,000,000 shares; 27,556,121 and 23,640,621 shares issued and outstanding, at June 30, 2019 and December 31, 2018, respectively	2,756	2,364
Additional paid-in capital	41,612,671	39,541,301
Retained deficit	(39,521,450)	(38,472,090)

Total stockholders’ equity	2,093,977	1,071,575

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,638,143	$3,556,599

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenues	$1,373,047	$42,000	$1,380,497	$911,023

Cost of goods sold	401,262	11,637	404,812	486,030

Gross profit	971,785	30,363	975,685	424,993

General and administrative expense	884,876	1,028,319	1,959,788	3,030,928

Income (Loss) from operations	86,909	(997,956)	(984,103)	(2,605,935)

Other income (expense)
Interest income	-	-	933	-
Interest expense	(33,095)	(78,144)	(66,190)	(148,455)

Total other expense	(33,095)	(78,144)	(65,257)	(148,455)

NET INCOME (LOSS)	53,814	(1,076,100)	(1,049,360)	(2,754,390)

Weighted average number of common shares outstanding - basic	27,589,088	9,182,470	27,067,792	9,182,470

Weighted average number of common shares outstanding - diluted	34,209,218	9,182,470	27,067,792	9,182,470

Basic net income (loss) per share	$0.00	$(0.12)	$(0.04)	$(0.30)

Diluted net income (loss) per share	$0.00	$(0.12)	$(0.04)	$(0.30)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	23,640,621	$2,364	$39,541,301	$(38,472,090)	$1,071,575

Net Loss - 1Q2019				(1,103,174)	(1,103,174)
Stock Based Compensation - Non-employee Shares			72,500		72,500
Stock Based Compensation - Options and Warrants			15,705		15,705
Common stock issued for cash	4,015,500	402	1,957,348		1,957,750

Balance - March 31, 2019	27,656,121	$2,766	$41,586,854	$(39,575,264)	$2,014,356

Net Income - 2Q2019				53,814	53,814
Stock Based Compensation - Non-employee Shares			(10,000)		(10,000)
Stock Based Compensation - Options and Warrants			35,807		35,807
Common stock returned	(100,000)	(10)	10		-

Balance - June 30, 2019	27,556,121	$2,756	$41,612,671	$(39,521,450)	$2,093,977

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	9,182,470	$918	$27,692,067	$(29,996,777)	$(2,303,792)

Net Loss - 1Q2018				(1,678,290)	(1,678,290)
Stock Based Compensation - Non-employee Shares			39,791		39,791
Stock Based Compensation - Options and Warrants			39,405		39,405
Stock Based Compensation - Employee Shares - Vesting for PY issuance			944,300		944,300

Balance - March 31, 2018	9,182,470	$918	$28,715,563	$(31,675,067)	$(2,958,586)

Net Loss - 2Q2018				(1,076,100)	(1,076,100)
Stock Based Compensation - Non-employee Shares			(17,291)		(17,291)
Stock Based Compensation - Options and Warrants			197,698		197,698

Balance - June 30, 2018	9,182,470	$918	$28,895,970	$(32,751,167)	$(3,854,279)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES:
Net loss	$(1,049,360)	$(2,754,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	21,849	20,535
Loss on disposal of property, plant, and equipment	-	9,428
Amortization expense of intangible assets	146,000	146,000
Noncash lease expense	43,121	-
Stock based compensation	114,012	1,203,903
Changes in operating assets and liabilities:
Accounts receivable	(1,354,994)	110,065
Inventory	(1,151,740)	65,830
Prepaid expenses and other current assets	(104,145)	37,445
Operating lease obligation	(42,373)	-
Accounts payable and accrued expense	(88,248)	(84,341)
Due from related party	-	1,685

Net cash used in operating activities	(3,465,878)	(1,243,840)

INVESTING ACTIVITIES:
Cash received from sale of vehicle	-	60,000
Cash paid on fixed assets	(98,465)	(1,930)

Net cash provided by (used in) investing activities	(98,465)	58,070

FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,957,750	-
Proceeds from related party convertible note payable	-	500,000
Proceeds from bank line of credit	-	500,000

Net cash provided by financing activities	1,957,750	1,000,000

NET DECREASE IN CASH	(1,606,593)	(185,770)

CASH, beginning of period	2,282,365	615,375

CASH, end of period	$675,772	$429,605

Noncash investing and financing activities for the six months ended June 30:
ROU assets and operating lease obligations recognized	$189,763	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the six months ended June 30:
Interest	$66,190	$144,347
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended June 30, 2019

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2018 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed by Drone Aviation Holding Corp. (“we”, “our”, “the Company”) with the SEC on March 22, 2019.

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

Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding. Diluted net income (loss) per common share is computed similar to basic net income (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasure stock method.

The following table sets for the computation of basic and diluted income (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Numerator:
Net Income (Loss)	$53,814	$(1,076,100)	$(1,049,360)	$(2,754,390)

Numerator for basic and diluted EPS - income (loss) available to common Shareholders	$53,814	$(1,076,100)	$(1,049,360)	$(2,754,390)

Denominator:
Denominator for basic EPS - Weighted average shares	27,589,088	9,182,470	27,067,792	9,182,470
Dilutive Effect of Warrants and Options	6,620,130	-	-	-
Denominator for diluted EPS - adjusted Weighted average shares and assumed Conversions	34,209,218	9,182,470	27,067,792	9,182,470
Basic and Diluted income (loss) per common share	$0.00	$(0.12)	$(0.04)	$(0.30)

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

The accompanying unaudited consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2019, the Company incurred a net loss of $1,049,360, generated negative cash flow from operations, has an accumulated deficit of $39,521,450 and working capital of $1,207,968.

For the year ended December 31, 2017, the Company disclosed that its ability to continue as a going concern was predicated on the Company’s ability to create and market innovative products, raise capital, reduce debt or renegotiate terms, and to sustain adequate working capital to finance its operations. During 2018, the Company met or exceeded those predications. In 2018, the Company made a strategic decision to focus on its aerostats, WASP and WASP Lite, and opportunities for those products with military and government customers, resulting in an order valued in excess of $3.7 million which was announced in December 2018 and expected to be delivered by the end of 2019. In December 2018 and January 2019, the Company raised over $4,000,000 through stock sales which will provide ample working capital to produce WASP systems. In December 2018, the holders of $5,000,000 in convertible notes exercised their rights to convert to equity, leaving only $2,000,000 in bank debt on the books. As of June 30, 2019, the Company has $1,207,968 in positive working capital, an improvement of almost $1,000,000 over the working capital balance at the end of 2018.

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

Inventories are stated at the net realizable value, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our supplies, and the estimated utility of our inventory. If the review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of goods sold. At June 30, 2019, the increase in inventory is primarily related to WASP and WASP Lite systems in production pursuant to announced orders. Inventory consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Raw Materials	$644,670	$136,555
Work in progress	825,418	180,041
Finished Goods	521,946	523,698
Less valuation allowance	(532,369)	(532,369)
Total	$1,459,665	$307,925

5.	PREPAID EXPENSES

Prepaid expenses consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Prepaid insurance	$14,752	$28,828
Prepaid products and services	169,006	54,870
Prepaid rent and security deposit	10,000	5,915
	$193,758	$89,613

6.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software and leasehold improvements.   During the six months ended June 30, 2019, the Company invested $19,305 in computers for new hires. The Company also invested $59,660 in new shop equipment, $1,266 in office furnishings and $18,234 in leasehold improvements, primarily in connection with the opening of a satellite location for aerostat manufacturing. Depreciation expense was $21,849 and $20,535 for the six months ended June 30, 2019 and 2018, respectively. Property and equipment consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Shop machinery and equipment	$147,194	$87,534
Computers and electronics	51,398	32,093
Office furniture and fixtures	39,080	37,814
Leasehold improvements	37,748	19,514
	275,420	176,955
Less - accumulated depreciation	(145,574)	(123,725)
	$129,846	$53,230

7.	INTANGIBLE ASSETS

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

The Company had a milestone of twelve months to complete a technology integration plan, the non-completion of which could result in the return of the purchased assets and termination of the Company’s obligations to release the escrow cash and shares. Additional milestones included exclusive, no-cost and perpetual licenses to all contributing intellectual property included or related to the purchased assets. As such time as all milestones were met, one-half of the escrow shares were to be released to AFI. Upon termination of the escrow agreement, anticipated to be twelve months from the closing of the asset purchase, if all milestones had been met, the remaining escrow shares would be released to AFI; but if all milestones have not been met, the escrow cash and escrow shares would be released to the Company and the purchased assets would be returned to AFI. According to the terms of the Escrow Agreement, if the escrow share value was less than $1,400,000, the Company must issue an additional number of unregistered shares, not to exceed 50,000 shares. At December 31, 2015, the value of the 150,000 shares was $3.23 per share, or $484,500. The Company recorded $161,500 as an additional liability and expense at December 31, 2015 for the cost of 50,000 shares at $3.23 per share. On June 3, 2016, the Integration Plan was deemed to be completed. At June 3, 2016, the value of the 150,000 shares was $3.01 per share, or $451,150. The additional liability was reduced to $150,500 for the cost of 50,000 shares at $3.01 per share. The Company recorded the $11,000 reduction in the additional liability through the statement of operations at June 3, 2016. The Company began amortizing the $1,460,000 of purchased assets over a sixty-month period on June 3, 2016 in the amount of $24,333 per month. Total amortization expense for the six months ended June 30, 2019 was $146,000. The remaining unamortized balance of $559,667 is estimated be amortized in the estimated amounts of $146,000 during 2019, $292,000 during 2020 and $121,667 in 2021.

The asset acquisition did not qualify as a business combination under ASC 805-10 and has been accounted for as a regular asset purchase.

8.	SUBSCRIPTION NOTES RECEIVABLE, INCLUDING RELATED PARTY

On January 25, 2019, the Company completed the sale of 4,015,500 shares of its common stock pursuant to the Amended and Restated Stock Purchase Agreement (discussed below in Footnote #10 – Shareholders’ Equity) at $0.50 per share for an aggregate of $2,007,750. The aggregate consideration consisted of (1) cash in the aggregate amount of $1,432,750, (2) a promissory note from a single non-affiliate investor in the aggregate principal amount of $500,000, (3) a full-recourse promissory note payable by Daniyel Erdberg, the Company’s President, in the amount of $50,000, and (4) a full-recourse promissory note payable by Kendall Carpenter, the Company’s Executive Vice President and Chief Financial Officer, in the amount of $25,000. Each note bears an interest rate at a fixed rate of 3% per annum and principal and interest under the notes may be prepaid at any time without penalty. The non-affiliate note was fully repaid on February 8, 2019, including $575 in accrued interest. Each of the Erdberg and Carpenter notes has a maturity date of January 25, 2020. The principal amount of the Carpenter note was reduced by $7,500 on January 28, 2019. On April 30, 2019, Kendall Carpenter repaid the remaining principal balance of the $17,500 note, including $134 in accrued interest. On April 30, 2019, Daniyel Erdberg entered into a Stock Redemption and Note Cancellation Agreement whereby the Company redeemed 100,000 shares of common stock paid pursuant to the note described above and cancelled the $50,000 note and the related $267 in accrued interest.

9.	REVOLVING LINE OF CREDIT

On August 2, 2017, the Company issued a promissory note (the “CNB Note”) to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, with a maturity date of August 2, 2018. On September 26, 2018, the Company and CNB agreed to extend the maturity date of the CNB Note to August 2, 2019. The Company and CNB are presently negotiating the maturity date extension to August 2, 2020 and expects this extension to be executed by the end of August 2019. The Company evaluated the modification under ASC 470-50 and determined that it did not qualify as an extinguishment of debt. The CNB Note evidences a revolving line of credit with advances that may be requested by the Company until the maturity date of August 2, 2019 so long as no event of default exists under the CNB Note, the Company or Jay H. Nussbaum, the Company’s Chairman of the Board and Chief Executive Officer, does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the CNB Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The initial CNB Note bore an interest rate at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. At renewal, the variable rate was increased to 1.0 percentage points over the Wall Street Journal Prime Rate. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by CNB within 10 calendar days after its due date. The Company may prepay the CNB Note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $1,600,000 in the aggregate with Mr. Nussbaum. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the CNB Note. The CNB Note is personally guaranteed by Mr. Nussbaum pursuant to written guarantee in favor of CNB. Mr. Nussbaum and the Company are obligated to maintain an aggregate unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure our obligations under the CNB Note, we entered into a security agreement in favor of CNB encumbering all of our accounts, inventory and equipment along with an assignment of a bank account we maintain at CNB with a balance of $120,000. As of June 30, 2019, $2,000,000 has been drawn against the line of credit. Accrued interest of $11,194 related to the CNB line of credit has been recorded as of June 30, 2019.

Indemnification Agreement

On August 3, 2017, the Company entered into an Indemnification Agreement with Mr. Nussbaum in order to indemnify and defend him to the fullest extent permitted by law for any claim, expense or obligation which might arise as a result of his guarantee of the CNB Note.

10.	SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2019

On January 25, 2019, the Company completed the sale of 3,915,500 shares of its common stock pursuant to the Amended and Restated Stock Purchase Agreement dated December 21, 2018 at $0.50 per share for an adjusted aggregate of $1,957,750 in cash, described above in Footnote #8.

On October 25, 2018, the Board approved Amendment No. 3 to the August 27, 2014 Independent Contractor Agreements it entered into with Dr. Philip Frost and Steven Rubin who serve as members of the Company’s Strategic Advisory Board (the “SAB Amendments”). The SAB Amendments extend the term of the agreements from November 1, 2018 until October 31, 2019 and provide for the following equity-based compensation: (a) for Dr. Frost, an award of 150,000 shares of the Company’s unregistered restricted Common Stock and (b) for Mr. Rubin, an award of 100,000 shares of the Company’s unregistered restricted Common Stock. The restricted stock vests upon the occurrence of a change of control (as defined in the SAB Amendments). The Company recognized $62,500 expense for the pro rata portion of shares earned by the two members during the six months ended June 30, 2019, amortizing the expense over the 12 months of the service agreement regardless of the vesting condition. As of June 30, 2019, the Company had unamortized stock compensation of $41,667 related to these two stock awards.

For the six months ended June 30, 2018

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

For the six months ended June 30, 2019

On March 20, 2019, the Company’s board of directors approved option grants to two employees outside its 2015 Equity Plan. One grant, relating to the option to purchase 30,000 shares of the Company’s common stock, vests after one year, and one grant, relating to the option to purchase 100,000 shares of the Company’s common stock, vests after two years. These stock options have an exercise price of $1.06 per share and expire on March 20, 2023. During the six months ended June 30, 2019, $15,408 in compensation expense was recognized on these two options with a remaining balance of $73,810 to be recognized over the vesting period as of June 30, 2019.

On March 28, 2018, upon approval of the Company’s board of directors, the Company granted to Robert Guerra, a newly appointed director, an option to purchase 100,000 shares of the Company’s common stock outside its 2015 Equity Plan. The option vests 50% one year after the date of grant and the remaining 50% two years after the date of grant provided the director is still actively involved with the Company. The option has an exercise price of $1.00 per share and expires on March 28, 2022. During the six months ended June 30, 2019 and 2018, $9,444 and $7,394 in compensation expense was recognized, respectively, on this option with a remaining balance of $7,211 to be recognized over the vesting period as of June 30, 2019.

On May 16, 2018, upon approval of the Company’s board of directors, the Company granted options to purchase shares of its common stock outside its 2015 Equity Plan to four employees. Reginald Brown, Jr. was issued an option to purchase 200,000 shares of common stock, and Kendall Carpenter, the Company’s Executive Vice President and Chief Financial Officer, was issued an option to purchase 130,000 shares of common stock. These options were immediately vested, have an exercise price of $1.00 per share and expire May 16, 2022. Two engineers received options to purchase an aggregate of 130,000 shares of common stock. These options vest 50% after one year and the remaining 50% after two years, have an exercise price of $1.00 per share and expire May 16, 2022. One of the engineers terminated during the first quarter of 2019, before his option relating to 40,000 shares vested, and $7,376 in previously recognized 2018 expense was reversed due to option expiration. During the six months ended June 30, 2019, $11,112 compensation expense was recognized on the remaining option to purchase 90,000 shares, with a remaining balance of $7,817 to be recognized over the vesting period as of June 30, 2019.

On December 13, 2017, upon approval of the Company’s board of directors the Company issued outside its 2015 Equity Plan, 100,000 options each to two newly-appointed directors, or a total of 200,000 options. These options vest 50% after one year and the remaining 50% after two years provided the director is still actively involved with the Company. The options are exercisable at an exercise price of $1.00 per share and expire on December 13, 2021. During the six months ended June 30, 2019 and 2018, $13,424 and $36,426 compensation expense was recognized, respectively, on these 200,000 options with a remaining balance of $12,123 to be recognized over the vesting period as of June 30, 2019.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the options to purchase 130,000 shares of common stock granted during the six months ended June 30, 2019.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2019 on the date of the grant:

2019
Expected dividend yield	0%
Expected volatility	90%
Risk-free interest rate	2.40-2.47%
Expected life of options	4.0 years

Under the Black-Scholes option pricing model, the fair value of the options to purchase an aggregate of 130,000 shares of common stock granted during the six months ended June 30, 2019 is estimated at $89,217 on the date of grant. During the six months ended June 30, 2019, $15,408 compensation expense was recognized on these options with a total of $73,810 to be recognized over the vesting periods.

The following table represents stock option activity as of and for the six months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2018	13,990,000	$0.61	3.15
Exercisable – December 31, 2018	13,610,000	$0.59	3.16	$0
Granted	130,000	$1.06
Cancelled or Expired	(50,000)	$0.90
Outstanding – June 30, 2019	14,070,000	$0.61	2.61
Exercisable – June 30, 2019	13,745,000	$0.60	2.66	$4,466,080

For the six months ended June 30, 2018

During 2016, the Company granted 10,000 options to an employee with two-year vesting and an exercise price of $3.00 and an expiration date of December 6, 2019. The Company recognized $2,210 in compensation for the six months ended June 30, 2018. No additional compensation was recognized on these options which were cancelled due to the termination of the employee.

On June 1, 2015, the Company issued an option award to an employee for 37,500 shares vesting over three years with an exercise price of $10.80 and expiration date of May 4, 2019. During the six months ended June 30, 2018, $14,369 compensation expense was recognized on these 37,500 options. No additional compensation was recognized on these options which were cancelled due to the termination of the employee.

On January 9, 2017, the Company issued an option to purchase 100,000 shares of common stock with an exercise price of $2.90 per share to a director. The option vests 50,000 after one year from grant date and another 50,000 two years from grant date with an expiration date of four years from grant date provided that the Director is still providing service to the Company. During the six months ended June 30, 2018, $22,556 compensation expense was recognized on these 100,000 options.

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

For the six months ended June 30, 2019

On March 20, 2019, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock outside its 2015 Equity Plan to a contractor for services. This warrant has an exercise price of $1.06 per share and an expiration date of March 20, 2023, and vests after one year.

The following table summarizes the assumptions used to estimate the fair value of the warrants granted during the six months ended June 30, 2019 on the date of grant.

June 30, 2019

Expected dividend yield	0%
Expected volatility	90%
Risk-free interest rate	2.40%
Expected life of warrants	4.0 years

Under the Black-Scholes option pricing model, the fair value of the warrant to purchase 50,000 shares of the Company’s common stock granted during the six months ended June 30, 2019 is estimated at $33,913 on the date of grant. During the six months ended June 30, 2019, $9,500 in compensation expense was recognized on this warrant with a total of $24,413 to be recognized over the vesting period as of June 30, 2019.

The following table represents warrant activity as of and for the six months ended June 30, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2018	2,280,000	$0.72	3.44
Exercisable – December 31, 2018	2,280,000	$0.72	3.44	$0.00
Granted	50,000	$1.06
Forfeited or Expired	(60,000)	$2.91
Outstanding – June 30, 2019	2,270,000	$0.67	3.04	$0
Exercisable – June 30, 2019	2,220,000	$0.66	3.03	$838,450

The following table represents warrant activity as of and for six months ended June 30, 2018:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2017	2,232,500	$1.36	4.34
Exercisable – December 31, 2017	2,232,500	$1.36	4.34	$0
Granted	0	$0
Forfeited or Expired	(37,500)	$10.00
Outstanding – June 30, 2018	2,195,000	$1.21	3.91	$0
Exercisable – June 30, 2018	2,195,000	$1.21	3.91	$0

13.	LEASES

As of June 30, 2019, the Company has two operating leases for office and manufacturing space which are further described below in Footnote #14 and no financial leases. The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning January 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized at January 1 and March 1, 2019 for operating leases are as follows:

January 1, 2019
ROU Assets	$116,876
Lease liability	$116,876

March 1, 2019
ROU Assets	$72,887
Lease liability	$72,887

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

Other information related to our operating leases are as follows:

June 30, 2019
ROU Asset – January 1, 2019	$116,876
Increase	$72,887
Amortization	$(43,121)
ROU Asset – June 30, 2019	$146,642

Lease liability – January 1, 2019	$116,876
Increase	$72,887
Amortization	$(42,373)
Lease liability – June 30, 2019	$147,390

Lease liability – short term	$97,445
Lease liability – long term	$49,945
Lease liability – total	$147,390

As of June 30, 2019, our operating leases had a weighted average remaining lease term of 1.83 years and a weighted average discount rate of 5.72%.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of June 30, 2019:

Operating Leases
Amounts due within twelve months of June 30,

2019	$102,656
2020	32,280
2021	19,695
2022	-
2023	-
thereafter	-
Total minimum lease payments	154,631
Less: effect of discounting	7,241
Present Value of future minimum lease payments	147,390
Less: current obligations under leases	97,445
Long-term lease obligations	$49,945

14.	COMMITMENTS AND CONTINGENCIES

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

Rent expense for the six months ended June 30, 2019 and 2018 was $53,423 and $44,474, respectively.

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

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products Corporation d/b/a Southern Balloon Works (“Aerial Products”), Kevin M. Hess, the Company’s Chief Technology Officer, Lighter Than Air Systems Corp., a wholly owned subsidiary of the Company (“LTAS”), and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. LTAS and the Company filed an Answer on June 30, 2016 and Responses to Interrogatories on December 16, 2016. The lawsuit is active, and discovery is ongoing. Banco set a hearing on its Motion for Summary Judgment against Kevin Hess and Aerial Products for October 30, 2019. It is our position that neither LTAS nor the Company are continuations of Aerial Products, and LTAS and the Company have denied all allegations made by Banco. The Company will vigorously defend that position. The Company has evaluated the probability of loss as possible, but the range of loss is unable to be estimated.

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

Growth and percentage comparisons made herein generally refer to the six months ended June 30, 2019 compared with the six months ended June 30, 2018 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Drone Aviation Holding Corp. and, depending on the context, its subsidiaries.

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

Our marketing efforts include submission of bids on several government procurement projects that we expect will be awarded in 2019. In the past, we also showcased our products and technologies at numerous conferences and live demonstrations, including the 2017 Special Operations Forces Industry Conference and the Warrior Expo East, and took part in a series of tests conducted on the southern border of the United States, State of Florida HURREX exercise, CyberQuest 2017, and presentations to a variety of federal and state government agencies. We have also increased marketing efforts and announced the following:

●	On July 18, 2019, we announced that we delivered a $1.1 million WASP Lite contract for the U.S. Army to support deployed ground forces which was originally announced on May 7, 2019.

●	On June 4, 2019, we announced that we been selected by a prime contractor for an additional $1.7 million-dollar award as a follow-on to the order announced on January 8, 2019.

●	On February 14, 2019, we announced that we had commenced the communications upgrade of a U.S. Army-owned WASP tactical aerostat. The upgrade will enable secure communications links utilizing advanced waveforms connecting soldiers on the battlefield.

●	On January 31, 2019, we announced that we secured an additional $2.0 million in capital, completing a private placement raising an aggregate of $4.0 million which will be used to expand production and staffing.

●	On January 22, 2019, we announced the conclusion of training for a U.S. Army unit on the next generation WASP elevated relay system (ERS) tactical aerostat. The delivery of the $1.7 million dollar order itself was announced on October 15, 2018.

●	On January 15, 2019, we announced the expansion of our manufacturing capacity.

●	On January 8, 2019, we announced that we had been selected by a prime contractor in an exclusive relationship to receive an initial award valued at $3.8 million.

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

In December 2018, the prime contractor awarded us a subcontract valued at $3.8 million for six WASP aerostat systems, which we have previously announced. On June 4, 2019, we announced a $1.7 million follow on order from the prime contractor. These WASP powered surveillance systems are expected to be deployed at a CBP Border Patrol Sector on the southern border of the United States. There are 20 Border Patrol Sectors along U.S. borders, nine of which are located along the U.S. Southern border. We have begun production of the initial units at our facilities in Florida and at our ISO 9001-certified manufacturing partner’s facility. Deliveries began late in the second quarter of 2019 and will continue throughout 2019. We are working closely with the prime contractor to explore additional product and services opportunities in DHS and CBP under our exclusive teaming agreement.

Results of Operations

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Revenues: Revenues of $1,373,047 for the quarter ended June 30, 2019 increased $1,331,047, or 3,169%, from $42,000 for the same period in 2018. Sources of revenue were derived primarily from the delivery of the first two WASP systems to a prime contractor and related services. The revenue for the quarter ended June 30, 2018 was primarily a result of the delivery of additional aerostats to an existing customer. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in the Business Overview section above, including the order we announced in December 2018, valued in excess of $3.8 million, which is in production with deliveries expected to be completed by the end of 2019.

Cost of Goods Sold and Gross Profit: Cost of goods sold of $401,262 for the quarter ended June 30, 2019 increased $389,625, or 3,348%, from $11,637 for the same period in 2018. Costs included materials, parts, labor and overhead associated with the delivery of the first two WASP systems to a prime contractor. The $971,785 gross profit for the quarter ended June 30, 2019 was an increase of $941,422, or 3,101%, from the $30,363 in gross profit for the same quarter of 2018. Overall gross profit margins were 71% and 72% for the quarters ended June 30, 2019 and 2018, respectively. Margins also vary based on customer payload selection; therefore, future margins may vary accordingly.

General and Administrative Expense: General and administrative expense primarily consists of payroll and related costs, sales and marketing costs, travel costs, business overhead and costs related to maintaining a public entity. General and administrative expense decreased overall by $143,443, or 14%, to $884,876 in the quarter ended June 30, 2019 from $1,028,319 for the same period in 2018. Contributing to the decrease was non-cash stock-based compensation of $25,807 which decreased $154,600 from $180,407 in the same period of 2018. Payroll expenses of $341,555 decreased $80,267, travel expenses of $84,859 decreased $31,585 while legal and investor relations expenses of $158,384 increased $117,641 due to costs associated with preparing an S-1 public offering and the potential uplisting of the Company’s securities to a national exchange, compared to the same period in 2018. General and Administrative expenses are expected to increase as the Company grows the labor force to meet product demand. Sales and marketing and travel related expenses are also expected to increase during 2019 in support of increased product demand.

Income from Operations: Income from operations of $86,909 for the quarter ended June 30, 2019 increased $1,084,865, or 109%, from loss from operations of $997,956 for the same period in 2018. The increase was primarily due to an increase in gross profit of $941,422 and by the decrease of general and administrative expense of $143,453 as discussed above.

Other Expense: Total other expense of $33,095 for the quarter ended June 30, 2019 was $45,049 less than the total other expense of $78,144 in the same period in 2018. This decrease was primarily due to interest expense on the related party notes payable which were settled in December 2018.

Net Income: Net income increased $1,129,914, or 105%, to $53,814 for the quarter ended June 30, 2019 from net loss of $1,076,100 for the same period in 2018. The increase in net income was due to factors discussed above.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Revenues: Revenues of $1,380,497 for the six months ended June 30, 2019 increased $469,474, or 52%, from $911,023 for the same period in 2018. Sources of revenue were derived primarily from the delivery of the first two WASP systems to a prime contractor and related services. The revenue for the six months ended June 30, 2018 included delivery of a WASP system valued in excess of $800,000 to the U.S. Army. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in the Business Overview section above, including the order we announced in December 2018, valued in excess of $3.8 million, which is in production with deliveries expected to be completed by the end of 2019.

Cost of Goods Sold and Gross Profit: Cost of goods sold of $404,812 for the six months ended June 30, 2019 decreased $81,218, or 17%, from $486,030 for the same period in 2018. Costs included materials, parts, labor and overhead associated with the delivery of the first two WASP systems to a prime contractor. The $975,685 gross profit for the six months ended June 30, 2019 was an increase of $550,692, or 130%, from the $424,993 in gross profit for the same period in 2018. Overall gross profit margins were 71% and 47% for the six months ended June 30, 2019 and 2018, respectively. Margins also vary based on customer payload selection; therefore, future margins may vary accordingly.

General and Administrative Expense: General and administrative expense primarily consists of payroll and related costs, sales and marketing costs, travel costs, business overhead and costs related to maintaining a public entity. General and administrative expense decreased $1,071,140, or 35%, to $1,959,788 for the six months ended June 30, 2019 from $3,030,928 for the same period in 2018. Contributing to the decrease was non-cash stock-based compensation of $114,012 which decreased $1,089,891 from $1,203,903 in the same period of 2018. Payroll expenses of $771,114 decreased $144,187, travel expenses of $133,983 decreased $7,522 while legal and investor relations expenses of $250,912 increased $138,913 due to costs associated with preparing an S-1 public offering and potential uplisting of the Company’s securities to a national exchange, compared to the same period in 2018. General and Administrative expenses are expected to increase as the Company grows the labor force to meet product demand. Sales and marketing and travel related expenses are also expected to increase during 2019 in support of increased product demand.

Loss from Operations: Loss from operations for the six months ended June 30, 2019 decreased $1,621,832, or 62%, to $984,103 from loss from operations of $2,605,935 for the same period in 2018. The decrease was primarily due to an increase in gross profit of $550,692 and by the decrease of general and administrative expense of $1,071,140 as discussed above.

Other Expense: Total other expense of $65,257 for the six months ended June 30, 2019 was $83,198 less than the total other expense of $148,455 in the same period in 2018. This decrease was primarily due to interest expense on the related party notes payable which were settled in December 2018.

Net Loss: Net loss decreased $1,705,030, or 62%, to $1,049,360 for the six months ended June 30, 2019 from net loss of $2,754,390 for the same period in 2018. The decrease in net loss was due to factors discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2019, the Company had $675,772 in cash compared to $2,282,365 in cash at December 31, 2018, a decrease of $1,606,593. As of June 30, 2019, the Company had accounts receivable of $1,372,994 compared to $18,000 at December 31, 2018, an increase of $1,354,994 resulting from a sharp increase in revenue in June 2019.

The Company had total current assets of $3,702,189 and total current liabilities of $2,494,221 or working capital of $1,207,968 at June 30, 2019 compared to total current assets of $2,697,903 and total current liabilities of $2,485,024 or working capital of $212,879 at December 31, 2018.

We have historically financed our operations through operating revenues and sales of equity and convertible debt securities. Although as of June 30, 2019 we have cash of $675,772 and working capital of $1,207,968, we incurred a net loss of $1,049,360. Furthermore, the Company has a history of negative cash flow from operations, primarily due to historically heavy investment in research and development and costs associated with maintaining a public entity. We expect a substantial increase in revenues for the remainder of 2019. In 2018, the Company made a strategic decision to focus on its aerostats, WASP and WASP Lite, and opportunities for those products with military and government customers, resulting in an order valued in excess of $3.7 million which was announced in December 2018 and expected to be delivered by the end of 2019. To date in 2019, we have announced a $1.7 million follow on order to the $3.7 million order and a new order from the U.S. Army for $1.1 million. In December 2018 and January 2019, the Company raised over $4,000,000 through stock sales which will provide ample working capital to produce WASP systems. In December 2018, the holders of $5,000,000 in convertible notes exercised their rights to convert to equity leaving only $2,000,000 in bank debt on the books. As of June 30, 2019, the Company has $1,207,968 in positive working capital, an improvement of nearly $1,000,000 over the capital balance at the end of 2018.

In the event we are unable refinance our revolving line of credit (the “CNB Line of Credit”) from City National Bank of Florida (“CNB”) to the extended maturity date of August 2, 2020, we may not have sufficient resources to continue our operations for the next 12 months and to effectuate all aspects of our business plan. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan or potentially curtail some aspects of our operations. If we need to raise additional funds through the issuance of equity, equity-related or convertible debt securities in the future, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. The issuance of additional common stock may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock. Historically, we have financed our cash needs by private placements of our securities and loans, bank financing and revenues from sales of our products. There is no assurance that we will be able to obtain financing on terms consistent with our past financings or satisfactory to us, if at all.

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

Revolving Line of Credit from City National Bank of Florida. On August 2, 2017, the Company issued a promissory note to CNB in the principal amount of $2,000,000 (the “CNB Note”) with a maturity date of August 2, 2018. On September 26, 2018, the Company and CNB agreed to extend the maturity date of the promissory note to August 2, 2019. The Company and CNB are presently negotiating the maturity date extension to August 2, 2020 and expects this renewal to be executed by the end of August 2019. The Company evaluated the modification under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 470-50 and determined that it did not qualify as an extinguishment of debt. The CNB Note evidences the CNB Line of Credit with advances that may be requested by the Company until the maturity date of August 2, 2019 so long as no event of default exists under the CNB Note, the Company or Jay H. Nussbaum, the Company’s Chairman of the Board and Chief Executive Officer, does not cease doing business, Mr. Nussbaum does not seek to revoke or modify his guarantee of the CNB Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The initial CNB Note bore an interest rate at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. At renewal, the variable rate was increased to 1.0 percentage points over the Wall Street Journal Prime Rate. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by CNB within 10 calendar days after its due date. The Company may prepay the CNB Note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $1,600,000 in the aggregate with Mr. Nussbaum. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the CNB Note. The CNB Note is personally guaranteed by Mr. Nussbaum pursuant to a written guarantee in favor of CNB. Mr. Nussbaum and the Company are obligated to maintain an aggregate unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure the Company’s obligations under the CNB Note, the Company entered into a security agreement in favor of CNB encumbering all of the Company’s accounts, inventory and equipment along with an assignment of a bank account the Company maintains at CNB with a balance of $120,000. As of June 30, 2019, $2,000,000 has been drawn against the CNB Line of Credit. Accrued interest of $11,194 related to the CNB Line of Credit has been recorded as of June 30, 2019.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2019, the Company incurred a net loss of $1,049,360, generated negative cash flow from operations, has an accumulated deficit of $39,521,450 and working capital of $1,207,968.

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

Sources and Uses of Cash

	Six Months Ended June 30,
	2019	2018
Cash flows used in operating activities	$(3,465,878)	$(1,243,840)
Cash flows (used in) provided by investing activities	(98,465)	58,070
Cash flows provided by financing activities	1,957,750	1,000,000
Net decrease in cash and cash equivalents	$(1,606,593)	$(185,770)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2019 was $3,465,878, which was an increase of $2,222,038, or 179%, from $1,243,840 net cash used in operating activities for the same period in 2018. The net loss of $1,049,360 for the first six months of 2019 was $1,705,030 less than the same period of 2018, which was a net loss of $2,754,390. In addition to the decreased net loss, the Company recognized $1,089,891 less non-cash stock-based compensation in the first six months of 2019 than the same period in the 2018. During the first six months of 2019, the Company’s accounts receivable increased by $1,354,994, inventory increased by $1,151,740 and prepaid expenses increased by $104,145, primarily related to the production of WASP and WASP Lite systems that are being delivered between June 2019 and the end of the year.

Investing Activities

Net cash used in investing activities was $98,465 during the six months ended June 30, 2019 compared to $58,070 net cash provided by investing activities during the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company invested $19,305 in computers for new hires. The Company also invested $59,660 in new shop equipment, $1,266 in office furnishings and $18,234 in leasehold improvements, primarily in connection with the opening of a satellite location for aerostat manufacturing.

Financing Activities

Net cash provided by financing activities was $1,957,750 during the six months ended June 30, 2019 compared to $1,000,000 net cash provided by debt borrowing for the same period in 2018. The aggregate consideration consisted of (1) cash in the aggregate amount of $1,432,750, (2) a promissory note from a single non-affiliate investor in the aggregate principal amount of $500,000, (3) a full-recourse promissory note payable by Daniyel Erdberg, the Company’s President, in the amount of $50,000, and (4) a full-recourse promissory note payable by Kendall Carpenter, the Company’s Executive Vice President and Chief Financial Officer, in the amount of $25,000. Each note bears an interest rate at a fixed rate of 3% per annum and principal and interest under the notes may be prepaid at any time without penalty. The non-affiliate note was fully repaid on February 8, 2019, including $575 in accrued interest. Each of the Erdberg and Carpenter notes has a maturity date of January 25, 2020. The principal amount of the Carpenter note was reduced by $7,500 on January 28, 2019. On April 30, 2019, Kendall Carpenter repaid the remaining principal balance of the $17,500 note, including $134 in accrued interest. On April 30, 2019, Daniyel Erdberg entered into a Stock Redemption and Note Cancellation Agreement whereby the Company redeemed 100,000 shares of common stock paid pursuant to the note described above and cancelled the $50,000 note and the related $267 in accrued interest.

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

Accounts Receivable and Credit Policies:

Accounts receivable-trade consists of amounts due from the sale of tethered aerostats, accessories, spare parts, and customization and refurbishment of aerostats. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At June 30, 2019 and December 31, 2018, none of the Company’s accounts receivable-trade was deemed uncollectible.

Revenue Recognition and Unearned Revenue:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The principles in the standard are applied in five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. We recognized the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The adoption of Topic 606 does not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations, which were not broken down by revenue stream or geographic areas since the Company only sells within the United States and has only one revenue stream.

Employee Stock-Based Compensation:

We account for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation.” ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the least term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2016-02 resulted in $116,876 and $$72,887 initial recognition of ROU assets and lease liabilities as of January 1 and March 1, 2019, respectively. The ending balance of ROU assets and lease liabilities as of June 30, 2019 are $146,642 and $147,390, respectively.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2019 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2019:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Banco Popular North America. v Aerial Products Corporation d/b/a Southern Balloon Works, et al. (Fourth Judicial Circuit Court, Duval County Florida-Civil Division) Case No. 16:2016:CA-003343

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products Corporation d/b/a Southern Balloon Works (“Aerial Products”), Kevin M. Hess, the Company’s Chief Technology Officer, Lighter Than Air Systems Corp., a wholly owned subsidiary of the Company (“LTAS”), and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. LTAS and the Company filed an Answer on June 30, 2016 and Responses to Interrogatories on December 16, 2016 and we are now in the discovery phase of litigation. The lawsuit is active and discovery is ongoing. Banco set a hearing on its Motion for Summary Judgment against Kevin Hess and Aerial Products for October 30, 2019. It is our position that neither LTAS nor the Company are continuations of Aerial Products, and LTAS and the Company have denied all allegations made by Banco. The Company will vigorously defend that position. The Company has evaluated the probability of loss as possible, but the range of loss is unable to be estimated.

Other than the Banco matter, there are no material claims, actions, suits, proceedings inquiries, labor disputes or investigations pending.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2019, the Company completed the sale of 4,015,500 shares of its common stock pursuant to the Amended and Restated Stock Purchase Agreement dated December 21, 2018 at $0.50 per share for an aggregate of $2,007,750 in cash and subscription notes receivable. On April 30, 2019, Daniyel Erdberg entered into a Stock Redemption and Note Cancellation Agreement whereby the Company redeemed 100,000 shares of common stock paid pursuant to the note described above and cancelled the $50,000 note and the related $267 in accrued interest.

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

The Company issued the securities noted above in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated thereunder. Accordingly, the shares are subject to certain restrictions and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and other applicable securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Item 6. EXHIBITS [Patti, please fix the Exhibit table]

The following exhibits are filed as a part of this report or incorporated herein by reference:

		Incorporation by Reference				Filed or
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Furnished Herewith
10.5	Stock Redemption and Note Cancellation Agreement	10-Q	5/3/2019	10.5	333-150332
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
101 INS	XBRL Instance Document	–	–	–	–	X
101 SCH	XBRL Taxonomy Extension Schema Document	–	–	–	–	X
101 CAL	XBRL Taxonomy Calculation Linkbase Document	–	–	–	–	X
101 LAB	XBRL Taxonomy Labels Linkbase Document	–	–	–	–	X
101 PRE	XBRL Taxonomy Presentation Linkbase Document	–	–	–	–	X
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document	–	–	–	–	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRONE AVIATION HOLDING CORP.

Date: August 14, 2019	By:	/s/ JAY H. NUSSBAUM
Jay H. Nussbaum
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)