Form 10-Q
period 2019-09-30
DRONE AVIATION HOLDING CORP.
filed 2019-11-14
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 14, 2019, there were 27,456,121 shares of registrant’s common stock outstanding.

DRONE AVIATION HOLDING CORP.

i

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (Unaudited)

DRONE AVIATION HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	9/30/2019	12/31/2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,624,758	$2,282,365
Accounts receivable - trade	1,631,414	18,000
Inventory, net	826,647	307,925
Deferred offering costs	174,475	-
Prepaid expenses and deposits	212,841	89,613

Total current assets	4,470,135	2,697,903

PROPERTY AND EQUIPMENT, at cost:	280,981	176,955
Less - accumulated depreciation	(159,052)	(123,725)

Net property and equipment	121,929	53,230

OTHER ASSETS:
Right of use leased assets	122,802	-
Goodwill	99,799	99,799
Intangible assets, net	486,667	705,667

Total other assets	709,268	805,466

TOTAL ASSETS	$5,301,332	$3,556,599

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade and accrued liabilities	$486,717	$485,024
Bank line of credit	2,000,000	2,000,000
Deferred revenue	22,500	-
Operating lease liability	86,070	-

Total current liabilities	2,595,287	2,485,024

LONG TERM LIABILITIES:
Operating lease liability	37,606	-

TOTAL LIABILITIES	$2,632,893	$2,485,024

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; authorized 300,000,000 shares; 27,556,121 and 23,640,621 shares issued, 27,456,121 and 23, 640,621 outstanding, at September 30, 2019 and December 31, 2018, respectively	2,756	2,364
Treasury stock	(50,000)	-
Additional paid-in capital	41,662,837	39,541,301
Retained deficit	(38,947,154)	(38,472,090)

Total stockholders' equity	2,668,439	1,071,575

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,301,332	$3,556,599

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenues	$2,740,337	$84,815	$4,120,834	$995,838

Cost of goods sold	1,364,794	51,587	1,769,606	537,617

Gross profit	1,375,543	33,228	2,351,228	458,221

General and administrative expense	772,642	1,127,266	2,732,430	4,158,194

Income (Loss) from operations	602,901	(1,094,038)	(381,202)	(3,699,973)

Other income (expense)
Interest income	11	-	944	-
Interest expense	(28,616)	(95,828)	(94,806)	(244,283)

Total other expense	(28,605)	(95,828)	(93,862)	(244,283)

NET INCOME (LOSS)	574,296	(1,189,866)	(475,064)	(3,944,256)

Weighted average number of common shares outstanding - basic	27,527,860	9,182,470	27,232,357	9,182,470

Weighted average number of common shares outstanding - diluted	32,876,627	9,182,470	27,232,357	9,182,470

Basic net income (loss) per share	$0.02	$(0.13)	$(0.02)	$(0.43)

Diluted net income (loss) per share	$0.02	$(0.13)	$(0.02)	$(0.43)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

					Additional
	Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	23,640,621	$2,364	-	$-	$39,541,301	$(38,472,090)	$1,071,575

Net Loss - 1Q2019						(1,103,174)	(1,103,174)
Stock Based Compensation - Non-employee Shares					72,500		72,500
Stock Based Compensation - Options and Warrants					15,705		15,705
Common stock issued for cash	4,015,500	402			1,957,348		1,957,750

Balance - March 31, 2019	27,656,121	$2,766	-	$-	$41,586,854	$(39,575,264)	$2,014,356

Net Income - 2Q2019						53,814	53,814
Stock Based Compensation - Non-employee Shares					(10,000)		(10,000)
Stock Based Compensation - Options and Warrants					35,807		35,807
Common stock returned	(100,000)	(10)			10		-

Balance - June 30, 2019	27,556,121	$2,756	-	$-	$41,612,671	$(39,521,450)	$2,093,977

Net Income - 3Q2019						574,296	574,296
Stock Based Compensation - Non-employee Shares					31,250		31,250
Stock Based Compensation - Options and Warrants					18,916		18,916
Treasury stock purchased			(100,000)	(50,000)			(50,000)

Balance - September 30, 2019	27,556,121	$2,756	(100,000)	$(50,000)	$41,662,837	$(38,947,154)	$2,668,439

					Additional
	Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	9,182,470	$918	-	$-	$27,692,067	$(29,996,777)	$(2,303,792)

Net Loss - 1Q2018						(1,678,290)	(1,678,290)
Stock Based Compensation - Non-employee Shares					39,791		39,791
Stock Based Compensation - Options and Warrants					39,405		39,405
Stock Based Compensation - Employee Shares - Vesting for PY issuance					944,300		944,300

Balance - March 31, 2018	9,182,470	$918	-	$-	$28,715,563	$(31,675,067)	$(2,958,586)

Net Loss - 2Q2018						(1,076,100)	(1,076,100)
Stock Based Compensation - Non-employee Shares					(17,291)		(17,291)
Stock Based Compensation - Options and Warrants					197,698		197,698

Balance - June 30, 2018	9,182,470	$918	-	$-	$28,895,970	$(32,751,167)	$(3,854,279)

Net Loss - 3Q2018						(1,189,866)	(1,189,866)
Stock Based Compensation - Options and Warrants					443,541		443,541

Balance - September 30, 2018	9,182,470	$918	-	$-	$29,339,511	$(33,941,033)	$(4,600,604)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	9/30/2019	9/30/2018
OPERATING ACTIVITIES:
Net loss	$(475,064)	$(3,944,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	35,327	29,238
Loss on disposal of property, plant, and equipment	-	10,002
Amortization expense of intangible assets	219,000	219,000
Noncash lease expense	66,961	-
Stock based compensation	164,178	1,647,444
Changes in operating assets and liabilities:
Accounts receivable	(1,613,414)	44,305
Inventory	(518,722)	(769,966)
Deferred offering costs	(174,475)	-
Prepaid expenses and other current assets	(123,228)	3,238
Operating lease obligation	(66,087)	-
Accounts payable and accrued expense	1,693	447,943
Deferred revenue	22,500	9,800
Due from related party	-	11,937

Net cash used in operating activities	(2,461,331)	(2,291,315)

INVESTING ACTIVITIES:
Cash received from sale of vehicle	-	60,000
Cash paid on fixed assets	(104,026)	(5,279)

Net cash provided by (used) in investing activities	(104,026)	54,721

FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,957,750	-
Acquisition of treasury stock	(50,000)	-
Proceeds from related party convertible note payable	-	900,000
Proceeds from bank line of credit	-	900,000

Net cash provided by financing activities	1,907,750	1,800,000

NET DECREASE IN CASH	(657,607)	(436,594)

CASH, beginning of period	2,282,365	615,375

CASH, end of period	$1,624,758	$178,781

Noncash investing and financing activities for the nine months ended September 30:
ROU assets and operating lease obligations recognized	$189,763	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the nine months ended September 30:
Interest	$94,806	$232,255
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DRONE AVIATION HOLDING CORP.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended September 30, 2019

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

The following table sets for the computation of basic and diluted income (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2019	2018	2019	2018
Numerator:
Net Income (Loss)	$574,296	$(1,189,866)	$(475,064)	$(3,944,256)

Numerator for basic and diluted EPS - income (loss) available to common Shareholders	$574,296	$(1,189,866)	$(475,064)	$(3,944,256)

Denominator:
Denominator for basic EPS - Weighted average shares	27,527,860	9,182,470	27,232,357	9,182,470
Dilutive Effect of Warrants and Options	5,348,767	-	-	-
Denominator for diluted EPS - adjusted Weighted average shares and assumed Conversions	32,876,627	9,182,470	27,232,357	9,182,470
Basic and Diluted income (loss) per common share	$0.02	$(0.13)	$(0.02)	$(0.43)

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

The accompanying unaudited consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2019, the Company incurred a net loss of $475,064, generated positive cash flow from operations, has an accumulated deficit of $38,947,154 and working capital of $1,874,848.

For the year ended December 31, 2017, the Company disclosed that its ability to continue as a going concern was predicated on the Company’s ability to create and market innovative products, raise capital, reduce debt or renegotiate terms, and to sustain adequate working capital to finance its operations. During 2018, the Company met or exceeded those predications. In 2018, the Company made a strategic decision to focus on its aerostats, WASP and WASP Lite, and opportunities for those products with military and government customers, resulting in an order valued in excess of $3.7 million which was announced in December 2018 and expected to be delivered by the end of 2019. In December 2018 and January 2019, the Company raised over $4,000,000 through stock sales which will provide ample working capital to produce WASP systems. In December 2018, the holders of $5,000,000 in convertible notes exercised their rights to convert to equity, leaving only $2,000,000 in bank debt on the books. As of September 30, 2019, the Company has $1,874,848 in positive working capital, an improvement of $1,661,969 over the working capital balance at the end of 2018 which was $212,879.

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

On November 10, 2017, the Company and Global Security Innovative Strategies, LLC (“GSIS”), a related party, entered in an agreement (the “GSIS Agreement”) pursuant to which GSIS agreed to provide business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for the Company. The GSIS Agreement had an initial term of six months beginning on November 1, 2017. On September 26, 2018, the parties amended the GSIS Agreement to extend the period of service through September 2019 with monthly automatic renewals thereafter. The Company also agreed to issue an option to purchase 100,000 shares of Company stock. This option immediately vested, had a strike price of $1.00, and terminates on September 26, 2022. Pursuant to the GSIS Agreement, the Company pays GSIS a fee of $10,000 per month. In addition, the Company agreed to pay the expenses of GSIS incurred in connection with the performance of its duties under the GSIS Agreement. Either party may terminate or renew the GSIS Agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party. David Aguilar, a member of the Company’s board of directors, is a principal at GSIS. GSIS was owed $20,000 for normal monthly retainers at September 30, 2019.

On March 21, 2019, concurrent with the resignation of Kevin Hess, the Company’s Chief Technology Officer, the Company and Cognitive Carbon Corporation (“CCC”), a related party, entered into an agreement pursuant to which CCC agreed to provide Chief Technology Officer services, sales and marketing services and outsourced software and platform development services to be provided personally by Kevin Hess or third-party development firms of his choosing for outsourced development. CCC will receive $19,750 per month for one year for the Chief Technology Officer services and potential bonuses and an amount up to $120,000 for outsourced software and platform development. Felicia Hess, the Company’s Chief Quality Officer, who is married to Kevin Hess, is the President and Director of CCC. CCC was owed $23,000 for normal monthly fees at September 30, 2019.

4.	INVENTORIES

Inventories are stated at the net realizable value, using the first-in first-out method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our supplies, and the estimated utility of our inventory. If the review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of goods sold. At September 30, 2019, the increase in inventory is primarily related to WASP and WASP Lite systems in production pursuant to announced orders. Inventory consists of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Raw Materials	$565,749	$136,555
Work in progress	273,337	180,041
Finished Goods	517,521	523,698
In transit	2,409	-
Less valuation allowance	(532,369)	(532,369)
Total	$826,647	$307,925

5.	PREPAID EXPENSES

Prepaid expenses consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Prepaid insurance	$45,694	$28,828
Prepaid products and services	157,147	54,870
Deferred offering costs	174,475	-
Prepaid rent and security deposit	10,000	5,915
	$387,316	$89,613

6.	PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost when acquired.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, hardware and software and leasehold improvements.   During the nine months ended September 30, 2019, the Company invested $20,133 in computers for new hires. The Company also invested $59,660 in new shop equipment, $1,266 in office furnishings and $22,967 in leasehold improvements, primarily in connection with the opening of a satellite location for aerostat manufacturing. Depreciation expense was $35,327 and $29,238 for the nine months ended September 30, 2019 and 2018, respectively. Property and equipment consists of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Shop machinery and equipment	$147,194	$87,534
Computers and electronics	52,226	32,093
Office furniture and fixtures	39,080	37,814
Leasehold improvements	42,481	19,514
	280,981	176,955
Less - accumulated depreciation	(159,052)	(123,725)
	$121,929	$53,230

7.	INTANGIBLE ASSETS

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

The Company had a milestone of twelve months to complete a technology integration plan, the non-completion of which could result in the return of the purchased assets and termination of the Company’s obligations to release the escrow cash and shares. Additional milestones included exclusive, no-cost and perpetual licenses to all contributing intellectual property included or related to the purchased assets. As such time as all milestones were met, one-half of the escrow shares were to be released to AFI. Upon termination of the escrow agreement, anticipated to be twelve months from the closing of the asset purchase, if all milestones had been met, the remaining escrow shares would be released to AFI; but if all milestones have not been met, the escrow cash and escrow shares would be released to the Company and the purchased assets would be returned to AFI. According to the terms of the Escrow Agreement, if the escrow share value was less than $1,400,000, the Company must issue an additional number of unregistered shares, not to exceed 50,000 shares. At December 31, 2015, the value of the 150,000 shares was $3.23 per share, or $484,500. The Company recorded $161,500 as an additional liability and expense at December 31, 2015 for the cost of 50,000 shares at $3.23 per share. On June 3, 2016, the Integration Plan was deemed to be completed. At June 3, 2016, the value of the 150,000 shares was $3.01 per share, or $451,150. The additional liability was reduced to $150,500 for the cost of 50,000 shares at $3.01 per share. The Company recorded the $11,000 reduction in the additional liability through the statement of operations at June 3, 2016. The Company began amortizing the $1,460,000 of purchased assets over a sixty-month period on June 3, 2016 in the amount of $24,333 per month. Total amortization expense for the nine months ended September 30, 2019 was $219,000. The remaining unamortized balance of $486,667 is estimated be amortized in the estimated amounts of $73,000 during 2019, $292,000 during 2020 and $121,667 in 2021.

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

On August 2, 2017, the Company issued a promissory note (the “CNB Note”) to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, with a maturity date of August 2, 2018. On September 26, 2018, the Company and CNB agreed to extend the maturity date of the CNB Note to August 2, 2019. On August 29, 2019, the Company and CNB agreed to extend the maturity date of the CNB Note to August 2, 2020. The Company evaluated the modification under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 470-50 and determined that it did not qualify as an extinguishment of debt. The CNB Note evidences the CNB Line of Credit with advances that may be requested by the Company until the maturity date of August 2, 2020 so long as no event of default exists under the CNB Note, the Company or Jay H. Nussbaum or his estate, the Company’s former Chairman of the Board and Chief Executive Officer, does not cease doing business, Mr. Nussbaum or his estate does not seek to revoke or modify his guarantee of the CNB Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The initial CNB Note bore an interest rate at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. At renewal, the variable rate was modified to reflect the average of the interest rates per annum at which United States Dollars are offered in the London Interbank Borrowing Market (“Libor”) for a 30-day period (the “Index”) plus 2.9 percentage points over the Index, or a total of 5.09% annual interest rate as of August 29, 2019. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by CNB within 10 calendar days after its due date. The Company may prepay the CNB Note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $1,600,000 in the aggregate with Mr. Nussbaum or his estate. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the CNB Note. The CNB Note is personally guaranteed by Mr. Nussbaum and his estate pursuant to a written guarantee in favor of CNB. Mr. Nussbaum and his estate and the Company are obligated to maintain an aggregate unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure the Company’s obligations under the CNB Note, the Company entered into a security agreement in favor of CNB encumbering all of the Company’s accounts, inventory and equipment along with an assignment of a bank account the Company maintains at CNB with a balance of $120,000. As of September 30, 2019, $2,000,000 has been drawn against the CNB Line of Credit. Accrued interest of $8,097 related to the CNB Line of Credit has been recorded as of September 30, 2019.

Indemnification Agreement

On August 3, 2017, the Company entered into an Indemnification Agreement with Mr. Nussbaum in order to indemnify and defend him to the fullest extent permitted by law for any claim, expense or obligation which might arise as a result of his guarantee of the CNB Note.

10.	SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2019

On September 4, 2019, the Company entered into a Stock Redemption Agreement with Director Robert Guerra concurrent with his resignation from the board of directors. The Company reacquired the 100,000 shares of common stock for $50,000, the same price Mr. Guerra purchased the shares for on January 25, 2019.

On January 25, 2019, the Company completed the sale of 3,915,500 shares of its common stock pursuant to the Amended and Restated Stock Purchase Agreement dated December 21, 2018 at $0.50 per share for an adjusted aggregate of $1,957,750 in cash, described above in Footnote #8.

On October 25, 2018, the Board approved Amendment No. 3 to the August 27, 2014 Independent Contractor Agreements it entered into with Dr. Philip Frost and Steven Rubin who serve as members of the Company’s Strategic Advisory Board (the “SAB Amendments”). The SAB Amendments extend the term of the agreements from November 1, 2018 until October 31, 2019 and provide for the following equity-based compensation: (a) for Dr. Frost, an award of 150,000 shares of the Company’s unregistered restricted Common Stock and (b) for Mr. Rubin, an award of 100,000 shares of the Company’s unregistered restricted Common Stock. The restricted stock vests upon the occurrence of a change of control (as defined in the SAB Amendments). The Company recognized $93,750 expense for the pro rata portion of shares earned by the two members during the nine months ended September 30, 2019, amortizing the expense over the 12 months of the service agreement regardless of the vesting condition. As of September 30, 2019, the Company had unamortized stock compensation of $10,417 related to these two stock awards.

For the nine months ended September 30, 2018

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

11.	EMPLOYEE STOCK OPTIONS

For the nine months ended September 30, 2019

On March 20, 2019, the Company’s board of directors approved option grants to two employees outside its 2015 Equity Plan. One grant, relating to the option to purchase 30,000 shares of the Company’s common stock, vests after one year, and one grant, relating to the option to purchase 100,000 shares of the Company’s common stock, vests after two years. These stock options have an exercise price of $1.06 per share and expire on March 20, 2023. During the nine months ended September 30, 2019, $29,123 in compensation expense was recognized on these two options with a remaining balance of $60,094 to be recognized over the vesting period as of September 30, 2019.

On March 28, 2018, upon approval of the Company’s board of directors, the Company granted to Robert Guerra, a newly appointed director, an option to purchase 100,000 shares of the Company’s common stock outside its 2015 Equity Plan. The option vests 50% one year after the date of grant and the remaining 50% two years after the date of grant provided the director is still actively involved with the Company. The option has an exercise price of $1.00 per share and expires on March 28, 2022. Mr. Guerra voluntarily resigned as a director on September 4, 2019. The unvested 50,000 options were immediately cancelled. Mr. Guerra did not exercise the 50,000 vested option within 30 days of his termination resulting in a cancelation of that option. During the nine months ended September 30, 2019 and 2018, ($2,789) and $14,599 in compensation expense was recognized, respectively, on this option with a remaining balance of $0 to be recognized.

On May 16, 2018, upon approval of the Company’s board of directors, the Company granted options to purchase shares of its common stock outside its 2015 Equity Plan to four employees. Reginald Brown, Jr. was issued an option to purchase 200,000 shares of common stock, and Kendall Carpenter, the Company’s Executive Vice President and Chief Financial Officer, was issued an option to purchase 130,000 shares of common stock. These options were immediately vested, have an exercise price of $1.00 per share and expire May 16, 2022. Two engineers received options to purchase an aggregate of 130,000 shares of common stock. These options vest 50% after one year and the remaining 50% after two years, have an exercise price of $1.00 per share and expire May 16, 2022. One of the engineers terminated during the first quarter of 2019, before his option relating to 40,000 shares vested, and $7,376 in previously recognized 2018 expense was reversed due to option expiration. During the nine months ended September 30, 2019, $13,344 compensation expense was recognized on the remaining option to purchase 90,000 shares, with a remaining balance of $55,85 to be recognized over the vesting period as of September 30, 2019.

On December 13, 2017, upon approval of the Company’s board of directors the Company issued outside its 2015 Equity Plan, 100,000 options each to two newly-appointed directors, or a total of 200,000 options. These options vest 50% after one year and the remaining 50% after two years provided the director is still actively involved with the Company. The options are exercisable at an exercise price of $1.00 per share and expire on December 13, 2021. During the nine months ended September 30, 2019 and 2018, $20,136 and $54,638 compensation expense was recognized, respectively, on these 200,000 options with a remaining balance of $5,411 to be recognized over the vesting period as of September 30, 2019.

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the options to purchase 130,000 shares of common stock granted during the nine months ended September 30, 2019.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2019 on the date of the grant:

2019
Expected dividend yield	0%
Expected volatility	90%
Risk-free interest rate	2.40-2.47%
Expected life of options	4.0 years

Under the Black-Scholes option pricing model, the fair value of the options to purchase an aggregate of 130,000 shares of common stock granted during the nine months ended September 30, 2019 is estimated at $89,217 on the date of grant.

The following table represents stock option activity as of and for the nine months ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2018	13,990,000	$0.61	3.15
Exercisable – December 31, 2018	13,610,000	$0.59	3.16	$0
Granted	130,000	$1.06
Cancelled or Expired	(100,000)	$0.95
Outstanding – September 30, 2019	14,020,000	$0.61	1.85
Exercisable – September 30, 2019	13,745,000	$0.60	1.83	$3,796,960

For the nine months ended September 30, 2018

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

On June 1, 2015, the Company issued an option award to an employee for 37,500 shares vesting over three years with an exercise price of $10.80 and expiration date of May 4, 2019. During the nine months ended September 30, 2018, $14,369 compensation expense was recognized on these 37,500 options. No additional compensation was recognized on these options which were cancelled due to the termination of the employee.

On January 9, 2017, the Company issued an option to purchase 100,000 shares of common stock with an exercise price of $2.90 per share to a director. The option vests 50,000 after one year from grant date and another 50,000 two years from grant date with an expiration date of four years from grant date provided that the Director is still providing service to the Company. During the nine months ended September 30, 2018, $33,836 compensation expense was recognized on these 100,000 options.

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

For the nine months ended September 30, 2019

On March 20, 2019, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock outside its 2015 Equity Plan to a contractor for services. This warrant has an exercise price of $1.06 per share and an expiration date of March 20, 2023, and vests after one year.

The following table summarizes the assumptions used to estimate the fair value of the warrants granted during the nine months ended September 30, 2019 on the date of grant.

September 30, 2019

Expected dividend yield	0%
Expected volatility	90%
Risk-free interest rate	2.40%
Expected life of warrants	4.0 years

Under the Black-Scholes option pricing model, the fair value of the warrant to purchase 50,000 shares of the Company’s common stock granted during the nine months ended September 30, 2019 is estimated at $33,913 on the date of grant. During the nine months ended September 30, 2019, $17,990 in compensation expense was recognized on this warrant with a total of $15,934 to be recognized over the vesting period as of September 30, 2019.

The following table represents warrant activity as of and for the nine months ended September 30, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2018	2,280,000	$0.72	3.44
Exercisable – December 31, 2018	2,280,000	$0.72	3.44	$0.00
Granted	50,000	$1.06
Forfeited or Expired	(60,000)	$2.91
Outstanding – September 30, 2019	2,270,000	$0.67	2.79	$0.00
Exercisable – September 30, 2019	2,220,000	$0.66	2.78	$733,900

The following table represents warrant activity as of and for nine months ended September 30, 2018:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2017	2,232,500	$1.36	4.34
Exercisable – December 31, 2017	2,232,500	$1.36	4.34	$0
Granted	100,000	$1.00
Forfeited or Expired	(37,500)	$10.00
Outstanding – September 30, 2018	2,295,000	$1.20	3.67	$0
Exercisable – September 30, 2018	2,295,000	$1.20	3.67	$0

13.	LEASES

As of September 30, 2019, the Company has two operating leases for office and manufacturing space which are further described below in Footnote #14 and no financial leases. The impact of ASU No. 2016-02 (“Leases (Topic 842)” on our consolidated balance sheet beginning January 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized at January 1 and March 1, 2019 for operating leases are as follows:

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

Other information related to our operating leases are as follows:

September 30, 2019
ROU Asset – January 1, 2019	$116,876
Increase	$72,887
Amortization	$(66,961)
ROU Asset – September 30, 2019	$122,802

Lease liability – January 1, 2019	$116,876
Increase	$72,887
Amortization	$(66,087)
Lease liability – September 30, 2019	$123,676

Lease liability – short term	$86,070
Lease liability – long term	$37,606
Lease liability – total	$123,676

As of September 30, 2019, our operating leases had a weighted average remaining lease term of 1.56 years and a weighted average discount rate of 5.70%.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2019:

Operating Leases
Amounts due within twelve months of September 30,

2019	$90,020
2020	25,964
2021	13,129
2022	-
2023	-
thereafter	-
Total minimum lease payments	129,113
Less: effect of discounting	5,437
Present Value of future minimum lease payments	123,676
Less: current obligations under leases	86,070
Long-term lease obligations	$37,606

14.	COMMITMENTS AND CONTINGENCIES

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

Rent expense for the nine months ended September 30, 2019 and 2018 was $83,914 and $65,995, respectively.

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

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products Corporation d/b/a Southern Balloon Works (“Aerial Products”), Kevin M. Hess, the Company’s Chief Technology Officer, Lighter Than Air Systems Corp., a wholly owned subsidiary of the Company (“LTAS”), and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. Banco set a hearing on its Motion for Summary Judgment against Kevin Hess and Aerial Products on October 31, 2019 at which time Mr. Hess and Aerial Products Corporation were found jointly and severally liable for the delinquent loan. An order was entered in the case which dismissed all claims against the Company without prejudice.

There are no material claims, actions, suits, proceedings inquiries, labor disputes or investigations pending.

15.	SUBSEQUENT EVENT

On November 12, 2019, upon approval of the Company’s board of directors, the Company issued pursuant to its 2015 Equity Plan, 2,300,000 shares of restricted common stock to officers, directors and a consultant for services provided and are subject to a change of control vesting condition. Daniyel Erdberg received 1,000,000 shares, Kendall Carpenter received 400,000 shares, Felicia Hess received 200,000 shares, Reginald Brown received 200,000 shares, Global Security & Innovative Strategies LLC (David Aguilar) received 100,000 shares, Timothy Hoechst received 100,000 shares, John Miller received 100,000 shares and the consultant received 200,000 shares.

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

Growth and percentage comparisons made herein generally refer to the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 unless otherwise noted. Unless otherwise indicated or unless the context otherwise requires, all references in this document to “we,” “us,” “our,” the “Company,” and similar expressions refer to Drone Aviation Holding Corp. and, depending on the context, its subsidiaries.

Business Overview

We design, develop, market, sell and provide logistical services for specialized tethered aerial monitoring and communications platforms serving national defense and security customers for use in applications including intelligence, surveillance and reconnaissance (“ISR”) and communications. We focus primarily on the development of a tethered aerostat known as the Winch Aerostat Small Platform (“WASP”) which is principally designed for military and security applications where they can provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether.

We have steadfastly pursued a vision that rapid, persistent, mobile access to altitude is a force multiplier for military and national security operations. Our unique WASP technology fills what we believe to be significant gaps in the marketplace between the expensive military drones and large, non-mobile aerostat systems.

As a result of recent capital contributions from a select group of management and non-management investors and the elimination of a majority of our outstanding debt, we believe we are better able to position our business to seize opportunities that lay ahead. This investment also allowed us to provide much-needed increased production capacity, through a strategic relationship with an established ISO 9001-certified manufacturer and new production in Florida through the lease of an additional facility.

Highlighted by a $3.8 million WASP award, followed by $1.1 million award for WASP Lite systems and a recent contract valued at approximately $1.7 million gross revenue from the prime contractor as a follow-on to the $3.8 million contract awarded in December 2018, we have announced in excess of approximately $6.6 million gross revenue in new business in the first nine months of 2019. We have recognized $4.1 million gross revenue through September 30, 2019 and expect to recognize substantially all the remainder by the end of 2019. Assuming receipt of this revenue, this will represent a 144% increase over the approximately $2.7 million gross revenue reported the entire twelve months of 2018. These awards support our belief that the WASP is well positioned to address the challenges facing tier-one end users, including the U.S. Department of Defense and the Department of Homeland Security.

We have also increased marketing efforts and announced the following:

●	On October 2, 2019, we announced that we delivered upgraded real-time video distribution technology for U.S. Army WASP aerostats

●	On September 25, 2019, we announced that we delivered additional WASP aerostats in support of the United States Border Patrol: U.S. Customs and Border Protection

●	On August 28, 2019, we announced that we received an allowance of patent for Conversion of Battery-Powered Drones into Ground-Powered Tethered Drones

●	On August 13, 2019, we announced that we delivered the initial set of WASP aerostats in support of the United States Border Patrol: U.S. Customs and Border Protection

●	On July 18, 2019, we announced that we delivered a $1.1 million WASP Lite contract for the U.S. Army to support deployed ground forces which was originally announced on May 7, 2019.

●	On June 4, 2019, we announced that we been selected by a prime contractor for an additional $1.7 million award as a follow-on to the order announced on January 8, 2019.

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

Department of Defense

On May 7, 2019, we announced our first contract award for our newly designed aerostat product, the WASP Lite, from prime contractor ADS, Inc. for delivery to a U.S. Army customer. Under the terms of the award, valued in excess of $1.1 million gross revenue, we will supply multiple WASP Lite aerostat systems capable of enhancing and extending the modern networked battlefield supporting specialized waveform communications equipment and day/night ISR (Intelligence, Surveillance and Reconnaissance) payloads. The WASP Lite employs the same proprietary, advanced tethering technologies found in our WASP tactical aerostat for secure power and data transmission. Deliveries under this award commenced in July 2019.

Results of Operations

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

Revenues: Revenues of $2,740,337 for the quarter ended September 30, 2019 increased $2,655,522, or 3,131%, from $84,815 for the same period in 2018. Sources of revenue were derived primarily from the delivery of the second two WASP systems to a prime contractor and related field services and from the delivery of four WASP Lite systems, including payloads and sustainment items. The revenue for the quarter ended September 30, 2018 was primarily a result of the delivery of additional aerostats to an existing customer. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in the Business Overview section above, including the order we announced in December 2018, valued in excess of $3.8 million, which is in production, with deliveries expected to be completed by the end of 2019.

Cost of Goods Sold and Gross Profit: Cost of goods sold of $1,364,794 for the quarter ended September 30, 2019 increased $1,313,207, or 2,546%, from $51,587 for the same period in 2018. Costs included materials, parts, labor and overhead associated with the delivery of the second two WASP systems and four WASP Lite systems. The $1,375,543 gross profit for the quarter ended September 30, 2019 was an increase of $1,342,315, or 4,040%, from the $33,228 in gross profit for the same quarter of 2018. Overall gross profit margins were 50% and 39% for the quarters ended September 30, 2019 and 2018, respectively. Margins also vary based on lower margin third-party payloads; therefore, future margins may vary accordingly.

General and Administrative Expense: General and administrative expense primarily consists of payroll and related costs, sales and marketing costs, travel costs, business overhead and costs related to maintaining a public entity. General and administrative expense decreased overall by $354,624, or 31%, to $772,642 in the quarter ended September 30, 2019 from $1,127,266 for the same period in 2018. Contributing to the decrease was non-cash stock-based compensation of $50,166 which decreased $393,375 from $443,541 in the same period of 2018. Travel and meal expenses of $53,434 increased $25,381 and marketing expenses of $43,182 increased $16,829. General and Administrative expenses are expected to increase as the Company grows the labor force to meet product demand. Sales and marketing and travel related expenses are also expected to increase during 2019 in support of increased product demand.

Income from Operations: Income from operations of $602,901 for the quarter ended September 30, 2019 increased $1,696,939, or 155%, from loss from operations of $1,094,038 for the same period in 2018. The increase was primarily due to an increase in gross profit of $1,342,315 and by the decrease of general and administrative expense of $354,624 as discussed above.

Other Expense: Total other expense of $28,605 for the quarter ended September 30, 2019 was $67,223 less than the total other expense of $95,828 in the same period in 2018. This decrease was primarily due to interest expense on the related party notes payable which were settled in December 2018.

Net Income: Net income increased $1,764,162, or 148%, to $574,296 for the quarter ended September 30, 2019 from net loss of $1,189,866 for the same period in 2018. The increase in net income was due to factors discussed above.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

Revenues: Revenues of $4,120,834 for the nine months ended September 30, 2019 increased $3,124,996, or 314%, from $995,838 for the same period in 2018. Sources of revenue were derived primarily from the delivery of the first four WASP systems to a prime contractor and related field services and the delivery of four WASP lite systems, including payloads and sustainment items. The revenue for the nine months ended September 30, 2018 included delivery of a WASP system valued in excess of $800,000 to the U.S. Army. We expect increased sales in future periods based on a product pipeline developed following our increased marketing efforts discussed in the Business Overview section above, including the order we announced in December 2018, valued in excess of $3.8 million, which is in production with deliveries expected to be completed by the end of 2019.

Cost of Goods Sold and Gross Profit: Cost of goods sold of $1,769,606 for the nine months ended September 30, 2019 increased $1,231,989, or 229%, from $537,617 for the same period in 2018. Costs included materials, parts, labor and overhead associated with the delivery of the first four WASP systems to a prime contractor and related field services and the delivery of four WASP lite systems, including payloads and sustainment items. The $2,351,228 gross profit for the nine months ended September 30, 2019 was an increase of $1,893,007, or 413%, from the $458,221 in gross profit for the same period in 2018. Overall gross profit margins were 57% and 46% for the nine months ended September 30, 2019 and 2018, respectively. Margins also vary based on lower margin third-party payloads; therefore, future margins may vary accordingly.

General and Administrative Expense: General and administrative expense primarily consists of payroll and related costs, sales and marketing costs, travel costs, business overhead and costs related to maintaining a public entity. General and administrative expense decreased $1,425,764, or 34%, to $2,732,430 for the nine months ended September 30, 2019 from $4,158,194 for the same period in 2018. Contributing to the decrease was non-cash stock-based compensation of $164,178 which decreased $1,483,266 from $1,647,444 in the same period of 2018. Travel and meal expenses of $187,417 increased $17,859 and marketing expenses of $181,685 increased $49,590. General and Administrative expenses are expected to increase as the Company grows the labor force to meet product demand. Sales and marketing and travel related expenses are also expected to increase during 2019 in support of increased product demand.

Loss from Operations: Loss from operations for the nine months ended September 30, 2019 decreased $3,318,771, or 90%, to $381,202 from loss from operations of $3,699,973 for the same period in 2018. The decrease was primarily due to an increase in gross profit of $1,893,007 and by the decrease of general and administrative expense of $1,425,764 as discussed above.

Other Expense: Total other expense of $93,862 for the nine months ended September 30, 2019 was $150,421 less than the total other expense of $244,283 in the same period in 2018. This decrease was primarily due to interest expense on the related party notes payable which were settled in December 2018.

Net Loss: Net loss decreased $3,469,192, or 88%, to $475,064 for the nine months ended September 30, 2019 from net loss of $3,944,256 for the same period in 2018. The decrease in net loss was due to factors discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2019, the Company had $1,624,758 in cash, compared to $2,282,365 in cash at December 31, 2018, a decrease of $657,607. As of September 30, 2019, the Company had accounts receivable of $1,631,414, compared to $18,000 at December 31, 2018, an increase of $1,613,414 resulting from a sharp increase in revenue in September 2019.

The Company had total current assets of $4,470,135 and total current liabilities of $2,595,287 or working capital of $1,874,848 at September 30, 2019, compared to total current assets of $2,697,903 and total current liabilities of $2,485,024 or working capital of $212,879 at December 31, 2018.

We have historically financed our operations through operating revenues and sales of equity and convertible debt securities. Although as of September 30, 2019 we have cash of $1,624,758 and working capital of $1,874,848, we incurred a net loss of $475,064. Furthermore, the Company has a history of negative cash flow from operations, primarily due to historically heavy investment in research and development and costs associated with maintaining a public entity. We expect a substantial increase in revenues for the remainder of 2019. In 2018, the Company made a strategic decision to focus on its aerostats, WASP and WASP Lite, and opportunities for those products with military and government customers, resulting in an order valued in excess of $3.7 million which was announced in December 2018 and expected to be delivered by the end of 2019. To date in 2019, we have announced a $1.7 million follow on order to the $3.7 million order and a new order from the U.S. Army for $1.1 million. In December 2018 and January 2019, the Company raised over $4,000,000 through stock sales which will provide ample working capital to produce WASP systems. In December 2018, the holders of $5,000,000 in convertible notes exercised their rights to convert to equity leaving only $2,000,000 in bank debt on the books. As of September 30, 2019, the Company has $1,874,848 in positive working capital, an improvement of $1,661,969 over the working capital of $212,879 for the same period in 2018.

As of the date of this filing, we believe we have sufficient working capital, including cash on hand and accounts receivables, to continue our operations at the same level for the next 12 months. We may have to raise additional funds to effectuate all aspects of our business plan. We potentially will have to issue additional debt or equity or enter into a strategic arrangement with a third party to carry out some aspects of our business plan or potentially curtail some aspects of our future operations. If we need to raise additional funds through the issuance of equity, equity-related or convertible debt securities in the future, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. The issuance of additional common stock may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock. Historically, we have financed our cash needs by private placements of our securities and loans, bank financing and revenues from sales of our products. There is no assurance that we will be able to obtain financing on terms consistent with our past financings or satisfactory to us, if at all.

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

Revolving Line of Credit from City National Bank of Florida.

On August 2, 2017, the Company issued a promissory note to CNB in the principal amount of $2,000,000 (the “CNB Note”) with a maturity date of August 2, 2018. On September 29, 2019, the Company and CNB agreed to extend the maturity date of the promissory note to August 2, 2020. The Company evaluated the modification under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 470-50 and determined that it did not qualify as an extinguishment of debt. The CNB Note evidences the CNB Line of Credit with advances that may be requested by the Company until the maturity date of August 2, 2020 so long as no event of default exists under the CNB Note, the Company or Jay H. Nussbaum or his estate, the Company’s former Chairman of the Board and Chief Executive Officer, does not cease doing business, Mr. Nussbaum or his estate does not seek to revoke or modify his guarantee of the CNB Note, the Company does not misapply the proceeds of this loan or CNB in good faith does not believe itself insecure. The initial CNB Note bore an interest rate at a variable rate equal to 0.250 percentage points over the Wall Street Journal Prime Rate payable monthly. At renewal, the variable rate was modified to reflect the average of the interest rates per annum at which United States Dollars are offered in the London Interbank Borrowing Market (“Libor”) for a 30-day period (the “Index”) plus 2.9 percentage points over the Index, or a total of 5.09% annual interest rate as of August 29, 2019. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by CNB within 10 calendar days after its due date. The Company may prepay the CNB Note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. The Company is obligated to maintain depository accounts with CNB with a minimum average annual balance of $1,600,000 in the aggregate with Mr. Nussbaum or his estate. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the CNB Note. The CNB Note is personally guaranteed by Mr. Nussbaum and his estate pursuant to a written guarantee in favor of CNB. Mr. Nussbaum and his estate and the Company are obligated to maintain an aggregate unencumbered liquidity of no less than $6,000,000 in the form of cash, repurchase agreements, certificates of deposit or marketable securities acceptable to CNB. In addition, to secure the Company’s obligations under the CNB Note, the Company entered into a security agreement in favor of CNB encumbering all of the Company’s accounts, inventory and equipment along with an assignment of a bank account the Company maintains at CNB with a balance of $120,000. As of September 30, 2019, $2,000,000 has been drawn against the CNB Line of Credit. Accrued interest of $8,097 related to the CNB Line of Credit has been recorded as of September 30, 2019.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2019, the Company incurred a net loss of $475,064, generated positive cash flow from operations, has an accumulated deficit of $38,947,154 and working capital of $1,874,848.

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

Sources and Uses of Cash

	Nine Months Ended September 30,
	2019	2018
Cash flows used in operating activities	$(2,461,331)	$(2,291,315)
Cash flows (used in) provided by investing activities	(104,026)	54,721
Cash flows provided by financing activities	1,907,750	1,800,000
Net decrease in cash and cash equivalents	$(657,607)	$(436,594)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2019 was $2,461,331, which was a decrease of $170,016, or 7%, from $2,291,315 net cash used in operating activities for the same period in 2018. The net loss of $475,064 for the first nine months of 2019 was $3,469,192 less than the same period of 2018, which was a net loss of $3,944,256. In addition to the decreased net loss, the Company recognized $1,483,266 less non-cash stock-based compensation in the first nine months of 2019 than the same period in the 2018. During the first nine months of 2019, the Company’s accounts receivable increased by $1,613,414, inventory decreased by $518,722 and prepaid expenses increased by $297,703, primarily related to the production of WASP and WASP Lite systems that are being delivered between June 2019 and the end of the year.

Investing Activities

Net cash used in investing activities was $104,026 during the nine months ended September 30, 2019 compared to $54,721 net cash provided by investing activities during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company invested $20,133 in computers for new hires. The Company also invested $59,660 in new shop equipment, $1,266 in office furnishings and $22,967 in leasehold improvements, primarily in connection with the opening of a satellite location for aerostat manufacturing.

Financing Activities

Net cash provided by financing activities was $1,907,750 during the nine months ended September 30, 2019 compared to $1,800,000 net cash provided by debt borrowing for the same period in 2018. The aggregate consideration for the stock sales in January 2019 consisted of (1) cash in the aggregate amount of $1,432,750, (2) a promissory note from a single non-affiliate investor in the aggregate principal amount of $500,000, (3) a full-recourse promissory note payable by Daniyel Erdberg, the Company’s President, in the amount of $50,000, and (4) a full-recourse promissory note payable by Kendall Carpenter, the Company’s Executive Vice President and Chief Financial Officer, in the amount of $25,000. Each note bears an interest rate at a fixed rate of 3% per annum and principal and interest under the notes may be prepaid at any time without penalty. The non-affiliate note was fully repaid on February 8, 2019, including $575 in accrued interest. Each of the Erdberg and Carpenter notes has a maturity date of January 25, 2020. The principal amount of the Carpenter note was reduced by $7,500 on January 28, 2019. On April 30, 2019, Kendall Carpenter repaid the remaining principal balance of the $17,500 note, including $134 in accrued interest. On April 30, 2019, Daniyel Erdberg entered into a Stock Redemption and Note Cancellation Agreement whereby the Company redeemed 100,000 shares of common stock paid pursuant to the note described above and cancelled the $50,000 note and the related $267 in accrued interest.

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

Accounts Receivable and Credit Policies:

Accounts receivable-trade consists of amounts due from the sale of WASP tethered aerostat systems, accessories, spare parts, and refurbishments. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of receipt of the invoice. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At September 30, 2019 and December 31, 2018, none of the Company’s accounts receivable-trade was deemed uncollectible.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the least term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2016-02 resulted in $116,876 and $$72,887 initial recognition of ROU assets and lease liabilities as of January 1 and March 1, 2019, respectively. The ending balance of ROU assets and lease liabilities as of September 30, 2019 are $122,802 and $123,676, respectively.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2019 for the reasons discussed below. In addition, management identified the following material weaknesses in its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2019:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Banco Popular North America. v Aerial Products Corporation d/b/a Southern Balloon Works, et al. (Fourth Judicial Circuit Court, Duval County Florida-Civil Division) Case No. 16:2016:CA-003343

On May 16, 2016, Banco Popular North America (“Banco”) filed a lawsuit in Duval County, Florida in the Circuit Court of the Fourth Judicial Circuit against Aerial Products Corporation d/b/a Southern Balloon Works (“Aerial Products”), Kevin M. Hess, the Company’s Chief Technology Officer, Lighter Than Air Systems Corp., a wholly owned subsidiary of the Company (“LTAS”), and the Company to collect on a delinquent Small Business Administration loan that Banco made in 2007 to Aerial Products with Mr. Hess as the personal guarantor. Banco set a hearing on its Motion for Summary Judgment against Kevin Hess and Aerial Products on October 31, 2019 at which time Mr. Hess and Aerial Products Corporation were found jointly and severally liable for the delinquent loan. An order was entered in the case which dismissed all claims against the Company without prejudice.

There are no material claims, actions, suits, proceedings inquiries, labor disputes or investigations pending.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 12, 2019, upon approval of the Company’s board of directors, the Company issued pursuant to its 2015 Equity Plan, 2,300,000 shares of restricted common stock to officers, directors and a consultant for services provided and are subject to a change of control vesting condition. Daniyel Erdberg received 1,000,000 shares, Kendall Carpenter received 400,000 shares, Felicia Hess received 200,000 shares, Reginald Brown received 200,000 shares, Global Security & Innovative Strategies LLC (David Aguilar) received 100,000 shares, Timothy Hoechst received 100,000 shares, John Miller received 100,000 shares and the consultant received 200,000 shares.

On September 4, 2019, the Company entered into a Stock Redemption Agreement with Director Robert Guerra concurrent with his resignation from the board of directors. The Company reacquired the 100,000 shares of common stock for $50,000, the same price Mr. Guerra purchased the shares for on January 25, 2019.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Item 6. EXHIBITS

The following exhibits are filed as a part of this report or incorporated herein by reference:

		Incorporation by Reference				Filed or
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	SEC File No.	Furnished Herewith
10.1	Amendment to Form of Nonqualified Stock Option Agreement	–	–	–	–	X
10.2	Form of Drone Aviation Holding Corp. Restricted Stock Agreement	–	–	–	–	X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	–	X
101 INS	XBRL Instance Document	–	–	–	–	X
101 SCH	XBRL Taxonomy Extension Schema Document	–	–	–	–	X
101 CAL	XBRL Taxonomy Calculation Linkbase Document	–	–	–	–	X
101 LAB	XBRL Taxonomy Labels Linkbase Document	–	–	–	–	X
101 PRE	XBRL Taxonomy Presentation Linkbase Document	–	–	–	–	X
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document	–	–	–	–	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRONE AVIATION HOLDING CORP.

Date: November 14, 2019	By:	/s/ DANIYEL ERDBERG
Daniyel Erdberg
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ KENDALL CARPENTER
Kendall Carpenter
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)