Form 10-K
period 2019-12-31
ComSovereign Holding Corp.
filed 2020-07-06
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

Commission File No. 333-150332

COMSOVEREIGN HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	46-5538504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Quorum Drive, STE 400 Dallas, TX	75254
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2019) was $2,094,794 based on the average bid price and asked price per share of the common stock as quoted on the OTCQB on such date. Common stock held by each executive officer and director of the registrant and by each person known to own in excess of 10% of the outstanding shares of common stock of the registrant has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status in not necessarily a conclusive determination for other purposes.

As of June 26, 2020, there were 128,846,064 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Due to certain circumstances related to COVID-19, on March 27, 2020, we filed a Current Report on Form 8-K to avail our company of an extension to file this Annual Report on Form 10-K (this “Annual Report”), which was originally due on March 30, 2020. Specifically, we relied on an order issued on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020) by the U.S. Securities and Exchange Commission (the “SEC”), pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”), regarding exemptions granted to certain public companies. The Order allows a registrant up to an additional 45 days after the original due date of certain reports required to be filed with the SEC if a registrant’s ability to file such report timely is affected due to COVID-19.

As previously announced in our Notification of Late Filing on Form 12b-25, which was filed with the SEC on May 14, 2020, this Annual Report could not be filed within the 45-day extension provided by the Order without unreasonable effort and expense. The five acquisitions completed by our subsidiary, ComSovereign Corp., as a privately-held company in 2019, required complex outside valuations and purchase price allocations in order to comply with generally accepted accounting principles in the United States (“U.S. GAAP”). This involved considerable effort, time and expense outside the normal course of our annual public company accounting and reporting practices. These complexities were further compounded by the delays and challenges caused by the COVID-19 pandemic and its impact on our day-to-day operations, including limited access to our facilities and limited support from our staff and professional advisors. In light of the above, we required additional time beyond the initial 45-day extension to review and prepare certain information for our audited financial statements, but were unable to file this Annual Report within the time period permitted by SEC Rule 12b-25.

ii

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” that represent our beliefs, projections and predictions about future events. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, gross margins, profitability, cash flows, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	the potential impact of COVID-19 on our business and results of operations;

●	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flows, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flows they are capable of delivering in the future;

●	the effects on our business operations, financial results, and prospects of business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

These statements are necessarily subjective, are based upon our current plans, intentions, objectives, goals, strategies, beliefs, projections and expectations, and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly-available information with respect to the factors upon which our business strategy is based, or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time. Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include, without limitation, those discussed in “Item 1A. Risk Factors” of this Annual Report.

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

iii

PART I

Item 1.	Business

Overview

COMSovereign Holding Corp. (together with its subsidiaries, the “Company,” “we,” “our,” “us” or “our company”) is a provider of technologically-advanced telecom solutions to network operators, mobile device carriers, governmental units and other enterprises worldwide. We have assembled a portfolio of communications, power and niche technologies, capabilities and products that enable the upgrading of latent 3G networks to 4G and 4G-LTE networks and will facilitate the rapid roll out of the 5G and “next-Generation” (“nG”) networks of the future. We focus on special capabilities, including signal modulations, antennae, software, hardware and firmware technologies that enable increasingly efficient data transmission across the radio-frequency spectrum. Our product solutions are complemented by a broad array of services, including technical support, systems design and integration, and sophisticated research and development programs. While we compete globally on the basis of our innovative technology, broad product offerings, high-quality and cost-effective customer solutions, as well as the scale of our global customer base and distribution, our primary focus is on the North American telecom infrastructure and service market. In addition, we believe we are in a unique position to rapidly increase our near-term domestic sales as we are among the few U.S.-based providers of telecommunications equipment and services.

We provide the following categories of product offerings and solutions to our customers:

●	Telecom and Network Products and Solutions. We design, develop, market and sell technologically-advanced products for telecom network operators, mobile device carriers and other enterprises, including the following:

●	Backhaul Telecom Radios. We offer a line of high-capacity packet microwave solutions that drive next-generation IP networks. Our carrier-grade point-to-point packet microwave systems transmit broadband voice, video and data, enabling service providers, government agencies, enterprises and other organizations to meet their increasing bandwidth requirements rapidly and affordably. The principal application of our product portfolio is wireless network backhaul, including a range of products ideally suited to support the emergence of underlying small cell networks. Additional solutions include leased-line replacement, last mile fiber extension and enterprise networks.

●	In-Band Full-Duplex Technologies. We have developed proprietary wireless transmission technologies that alleviate the performance limitations of the principal transmission technologies used by most networks today. Time Division Duplex (TDD) transmission technology used by many communications systems utilizes a single channel for transmission of data alternating between downlink or uplink, which limits capacity/throughput. Frequency Division Duplex (FDD) technologies in the marketplace today use two independent channels for downlink and uplink but require twice the spectrum. Neither TDD nor FDD can simultaneously transmit and receive on a single channel - a limitation that network advancements and 5G will require for optimal performance. In early 2021, we intend to commence offering products incorporating our proprietary In-Band Full-Duplex technologies that simultaneously transmit and receive data on a single channel, which resolves the limitation of current TDD and FDD transmissions by increasing network performance and doubling spectrum efficiency.

●	Intelligent Batteries and Back-Up Power Solutions. We are developing for the telecom industry a full line of environmentally-friendly, non-volatile advanced intelligent lithium ion batteries and back-up power units that charge quickly, have a life span approximately five times longer than conventional lead-acid batteries and can be monitored remotely. We are also currently offering and developing models that provide power for a wide range of applications, including cellular towers and other radio access network (RAN) infrastructures, automobiles, boats, spacecraft and other vehicles.

●	Tethered Drones and Aerostats. We design, manufacture, sell and provide logistical services for specialized tethered aerial monitoring and communications platforms serving national defense and security customers for use in applications such as intelligence, surveillance and reconnaissance (“ISR”) and communications. We focus primarily on the development of a tethered aerostat known as the Winch Aerostat Small Platform (“WASP”), which is principally designed for military and security applications where they can provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high-strength armored tether.

We are also developing processes that we believe will significantly advance the state-of-the-art in silicon photonic (SiP) devices for use in advanced data interconnects, communication networks and computing systems. We believe our novel approach will allow us to overcome the limitations of current SiP modulators, dramatically increase computing bandwidth and reduce drive power while offering lower operating costs.

Our engineering and management teams have extensive experience in optical systems and networking, digital signal processing, large-scale application-specific integrated circuit (ASIC) design and verification, SiP design and integration, system software development, hardware design, high-speed electronics design and network planning, installation, maintenance and servicing. This broad expertise in a wide range of advanced technologies, methodologies and processes enhances our innovation, design and development capabilities, and has enabled us, and we believe will continue to enable us, to develop and introduce future-generation communications and computing technologies. In the course of our product development cycles, we engage with our customers as they design their current and next-generation network equipment in order to gauge current and future market needs.

Our more than 700 customers include a majority of the leading global telecommunication operators, as well as many data center managers and leading multi-system operators (MSOs), and hundreds of enterprise customers, including many Fortune 500 companies. We have long-standing, direct relationships with our customers and serve them through a direct sales force and a global network of channel partners.

Recent Developments

On November 27, 2019, we completed the acquisition (the “ComSovereign Acquisition”) of COMSovereign Corp. (“ComSovereign”) in a stock-for-stock transaction with a total purchase price of approximately $75 million. Management expects our combined company to drive profitable growth in new markets, help shape the future of wireless communications and be in a position to benefit from key industry trends, including network convergence, fiber and mobility everywhere, 5G infrastructures, Internet of Things (IoT) and rapidly-changing network and technology architectures. The ComSovereign Acquisition was treated as a reverse merger for accounting purposes with ComSovereign as the accounting acquirer and our company as the accounting acquiree. As such, the operations of ComSovereign are included in our consolidated operating results for fiscal 2019 from the date of its incorporation (January 10, 2019) through December 31, 2019. The operations of our pre-acquisition business are included in our consolidated operating results from the date of acquisition of ComSovereign, November 27, 2019. In addition, on November 30, 2019 we changed our corporate name to “COMSovereign Holding Corp.” For discussion of our financial results, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

On May 21, 2020, we entered into an Agreement and Plan of Merger and Reorganization dated as of May 21, 2020 among our company and our wholly-owned subsidiaries, CHC Merger Sub 7, Inc. and VNC Acquisition LLC, Virtual Network Communications Inc., a Virginia corporation (“VNC”), and Mohan Tammisetti, solely in his capacity as the representative of the security holders of VNC, pursuant to which, subject to the terms and conditions of the Merger Agreement and as part of a two-step merger transaction, we have agreed to acquire VNC.  VNC is an EDGE telecom access radio developer and provider of both 4G LTE/Advanced and 5G capable radio equipment. Additionally, VNC has virtualized and patented an entire LTE Advanced network core solution that we believe eliminates much of the costly backbone equipment of telecom networks. VNC also has developed and is currently selling a rapidly-deployable network system that can be combined with the tethered aerostats and drones offered by our Drone Aviation subsidiary and enabled and operated in nearly any location in the world.

Our proposed acquisition of VNC is subject to the condition that we raise at least $3 million of gross proceeds from the sale of our equity or debt securities and certain other customary closing conditions.  Additional information regarding our proposed acquisition of VNC is set forth in our Current Report on Form 8-K filed with the SEC on May 22, 2020.

Our Operating Units

Through a series of acquisitions, we and our operating subsidiaries have expanded our service offerings and geographic reach over the past two years. Our company is comprised of the following principal operating units, each of which was acquired to address a different opportunity or element of the North American telecom infrastructure and service market:

●	DragonWave-X LLC. DragonWave-X, LLC and its operating subsidiaries, DragonWave Corp. and DragonWave-X Canada, Inc. (collectively, “DragonWave”), a Dallas-based manufacturer of high-capacity microwave and millimeter point-to-point telecom backhaul radio units, was acquired by ComSovereign in April 2019. DragonWave and its predecessor have been selling telecom backhaul radios since 2012 and its microwave radios have been installed in over 330,000 locations in more than 100 countries worldwide. According to a report of the U.S. Federal Communications Commission, as of December 2019, DragonWave was the second largest provider of licensed point-to-point microwave backhaul radios in North America.

●	Drone Aviation. Lighter Than Air Systems Corp., which does business under the name Drone Aviation (“Drone Aviation”), is based in Jacksonville, Florida and develops and manufactures cost-effective, compact and enhanced tethered unmanned aerial vehicles (UAVs), including lighter-than-air aerostats and drones that support surveillance sensors and communications networks. We acquired Drone Aviation in June 2014.

●	InduraPower, Inc. InduraPower Inc. (“InduraPower”) is a Tucson, Arizona-based developer and manufacturer of intelligent batteries and back-up power supplies for network systems and telecom nodes. It also provides power designs and batteries for the aerospace, marine and automotive industries. ComSovereign acquired InduraPower in January 2019.

●	Silver Bullet Technology, Inc. Silver Bullet Technology, Inc. (“Silver Bullet”) is a California-based engineering firm that designs and develops next generation network systems and components, including large-scale network protocol development, software-defined radio systems and wireless network designs. ComSovereign acquired Silver Bullet in March 2019.

●	Lextrum, Inc. Lextrum, Inc. (“Lextrum”) is a Tucson, Arizona-based developer of full-duplex wireless technologies and components, including multi-reconfigurable radio frequency (RF) antennae and software programs. This technology enables the doubling of a given spectrum band by allowing simultaneous transmission and receipt of radio signals on the same frequencies. ComSovereign acquired Lextrum in April 2019.

●	VEO (“VEO”), based in San Diego, California, is a research and development company innovating SiP technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment. ComSovereign acquired VEO in January 2019.

●	Sovereign Plastics LLC. Sovereign Plastics LLC (“Sovereign Plastics”), based in Colorado Springs, Colorado, operates as the material, component manufacturing and supply chain source for all of our subsidiaries, and also provides plastic and metal components to third-party manufacturers. Its ability to rapidly prototype new product offerings and machine moldings, metals and plastic castings has reduced the production cycle for many of our components from months to days. We acquired the business currently conducted by Sovereign Plastics in March 2020.

Our Industry

We participate in the large and growing global market for connectivity and essential communications infrastructure. This market is being driven by the growth in demand for data-intensive bandwidth and the necessity for reduced latency (the time it takes to send data from one point to another) associated with the continued demand of smartphones, tablets and machine-to-machine (M2M) communication, as well as the proliferation of data centers, big data, cloud-based services, streaming media content and IoT. In addition, video and gaming distribution over the broadband IP network is transforming how content is managed and consumed overall. This increase in data usage and demand is taxing available broadband of many service providers, which requires far more efficient technologies to meet demand. For example, in reaction to the COVID-19 pandemic, Netflix reduced the quality of videos from high definition to standard definition in order to free up additional bandwidth required by workers performing online functions from their homes.

Today’s cellular networks are predominantly based on 4G technologies. These networks constantly undergo expansion of coverage and densification with additional sites to cater to higher demands for speeds and to make more services available per given area. According to recent publications and as of the fourth quarter 2019, 33 operators across 18 countries, representing 8% of the global mobile connections base (excluding cellular IoT), have launched commercial 5G mobile services, and 77 operators have announced plans to launch 5G services in the coming months. These investments in 5G radio network infrastructure, and consequently, associated wireless data hauling, are expected to gradually increase during the next several years. In order to allocate spectrum resources for 4G and 5G, some operators are shutting down their 2G and/or 3G network (a “network sunset”) in order to re-allocate radio access network frequency bands to 4.5 and 5G services. These market dynamics of network expansion and densification have resulted in higher demand for wireless hauling capacity at increased density, requiring more sophisticated services over the network at far higher volumes than were available in recent years. Such services include the many 5G use cases, which among others, include enhanced mobile broadband, mission critical services, IoT and Industrial IoT, gigabit broadband to homes, multi gigabits services to enterprises and more.

The term “5G” is misunderstood by most consumers who believe it is simply another layer of technology over the top of current 4G LTE infrastructures. However, this is not the case. While 4G LTE Advanced is a part of a large platform upon which 5G rests, according to many industry studies, significantly more 4G LTE/A will be required before 5G becomes a reality. 5G is an entirely new infrastructure that must be standardized for widespread adoption and must be agile enough to accommodate wireless devices of all kinds, not just cellular smartphones. This new 5G “IoT” will enable the connection of the internet to telemedical devices, gaming, video and television, smart-home devices, such as thermostats, alarms, lighting and garage doors, smartphones, driverless cars and traffic signals, laptops, desktops, Wi-Fi, logistic reporting devices on semi-tractor trucks and trains and a plethora of other use cases. It must do so seamlessly and with a fraction of the current “round-trip” response time of data. This requires that data centers be closer to this “edge” where the devices connect to the wireless small cells. As a result, data centers and many of the other functions will require virtualization and eventually artificial intelligence (AI) algorithms and machine learning to route data requests to these virtualized data centers to keep latency to a minimum.

There are several major trends that we expect to drive network deployments and investment. The GSM Association (“GSMA”), a mobile telecom association to which most large infrastructure participants and mobile carriers are members, nearly mirrors our findings and impressions in its report on the state of mobile internet connectivity. Many of these trends and findings follow.

The Challenges of Connectedness

It is said in business that to remain static is to die. To understand the need for technological advancements and infrastructure growth in the cellular telecommunications industry, one must first understand the market factors driving these changes. In 2018, nearly 300 million people connected to mobile internet data for the first time. This increased the total number of internet connected users to more than 3.5 billion people worldwide. This type of connectivity now drives the global economy as more and more diverse commerce is conducted through wireless data access. However, since lower-income countries and regions have only approximately 40% of their population connected to the internet compared to 75% in high-income regions, these lower income areas are finding it increasingly difficult to raise their social and economic status. Getting these deficient regions (and the approximately 4 billion people inhabiting those regions who are unable to connect to the internet) connected is only one challenge. The other and equally difficult challenge is the density of urban areas in the higher income areas and the sophistication of the electronic communications and computing devices in those areas that require increasingly faster data. We are targeting both challenges by providing economical solutions and infrastructure building blocks to lower-income geographic areas around the world, while leading the world in innovative new technologies to make the realization of 5G and nG a reality.

Evolving Network Architecture and Technology

The pace of change in networking has increased in recent years as consumers and data-driven businesses utilize more bandwidth with increasingly-complex mobile and connected devices. Cellular networks are now experiencing exponential growth in network infrastructures, which is revolutionizing how consumers connect to each other and changing the network architecture needed to support consumer demand. This trend requires better network coverage, greater broadband access, increased capacity and larger data storage capacity.

Our customers are working to transition their networks to become faster, more responsive and more efficient. We believe the following findings will continue to impact our company and the industry during 2020 and beyond.

(1)	Coverage Gaps Declining: Less than 10% of people globally (approximately 750 million) now have no access to a mobile broadband network as compared to approximately 24% only five years ago.

(2)	Usage Gaps an Issue: Approximately 3.3 billion people live in areas in which internet coverage exists but do utilize it. In other words, the usage gap is four times greater than the coverage gap.

(3)	Affordability: Mobile broadband usage is becoming more affordable across all regions, but its affordability is still short of the desired 2% or less of monthly per capita income. This cost of usage is keeping some users from participating online. There is also a perception in many low-income regions that internet usage will not contribute enough to their security, safety and commerce to warrant the expense. In addition, device cost remains high and thus a barrier to entry.

(4)	Prevalence of Use: Social media and instant messaging account for the majority of mobile usage. Online calls, news links, YouTube and Vimeo videos, and gaming are the other most prevalent activities.

(5)	Macro Level: The mobile industry contributed $4 trillion dollars to the global gross domestic product (GDP) last year (or almost 5% of the total GDP). A recent study conducted by Dr. Raul Katz and Fernando Collorda for the International Telecommunication Union, a specialized agency of the United Nations for information and communication technologies, concluded that a 10% increase in mobile broadband connectivity would lead to an increase in GDP of roughly 2% in both developed and underdeveloped regions.

(6)	Micro Level: Gallup and GSMA polls both found that mobile ownership and internet connectivity is associated with an improvement in people’s lives, as evidence by increases in net positive emotions and average life evaluations (not the same as longevity).

Transition from Traditional to the IoT

The IoT wireless dream is evolving from an industry vision toward a tangible, next-generation wireless technology. Many operators have begun early transitions, or perhaps more accurately – are beginning to build a framework, to operable 5G networks and have announced trials and pre-standard deployments of 5G technology. This technology is primarily higher frequency, millimeter wave radios and higher order (more efficient) modulation methods, such as 4096 QAM. The number of 5G-enabled devices is expected to continue to increase during 2020 and accelerate beyond that. The primary benefits of 5G are expected to include:

●	enhanced mobile broadband to support significant improvement in data rates and user experience in both the uplink and downlink;

●	IoT communications to support the expected billions of connections between machines as well as short bursts of information to other systems; and

●	low latency, high-reliability to support applications that are critical or are needed in real time, like factory machines, virtual reality and augmentation.

Wireless operators will need to both acquire and launch new spectrum for 5G, as well as continue their strategy of re-allocation of spectrum from one generation to another. Some of this spectrum will be at much higher frequencies and will use new technologies to deliver exceptional amounts of bandwidth to subscribers. 5G also requires significant fiber infrastructure to connect wireless access points to each other to improve the response time of the network. As wireless operators transition toward 5G, they must also manage the fundamental network deployment issues of site acquisition, power, backhaul and in-building wireless proliferation.

In addition to investment required by wireless operators, the transition to 5G could also spark an investment cycle by cable operators as they upgrade their networks to compete with fixed wireless broadband, which could become a viable alternative to traditional broadband internet access.

Our Growth Strategy

Under the leadership of our senior management team, we intend to address and exploit the large and growing market for internet connectivity and essential communications infrastructure as we begin to build our sales, marketing and operations groups to support our planned growth while focusing on increasing operating margins through cost control measures. While organic growth will be our primary focus in driving our business forward, we expect acquisitions and select teaming and partnering arrangements with other companies will play a strategic role in strengthening our existing product and service lines and providing cross-selling opportunities. We are pursuing several growth strategies, including:

●	Continue to Innovate and Extend our Technology Leadership. Mobile broadband infrastructure innovations are required to dramatically improve the commercial viability of both the 4G LTE and 5G buildouts. It is well documented that more 4G infrastructure is required for 5G to be viable. However, with the huge increase in front edge access radios required for an IoT/5G buildout, relative capital costs must come down to allow data to remain affordable. This requires doing more with less through “innovation.” We expect our continued investments in research and development will enable us to continue to provide innovative products to the marketplace. For example, early next year we expect to roll out our initial products incorporating our patented In-Band Full-Duplex technology, which doubles the efficiency, and as a result, the data throughput, of wireless spectrum channels. We also continue to pursue VEO’s SiP research, discoveries and developments, which we believe will not only eliminate the current log-jam many internet providers and data centers experience by providing significantly greater data speed and throughput in the switch that converts data bits from voltage modulations in the copper used in radios to light modulations that are used in fiber, and vice versa, but will also form the technological basis for the future of chip-to-chip light computing.

●	Enhance Sales Growth. We intend to generate additional growth opportunities by:

●	Growing our customer base and geographic markets. We intend to drive new customer growth by expanding our direct sales force focused on the mobile infrastructure markets. The initial focus of our direct sales program will be North America, with foreign sales coming through licensed channel partners and advisory personnel. In addition, we expect to leverage our existing base of resellers and more than 700-plus existing customers to help proliferate the knowledge globally of our technical superiorities and increase our customer base.

●	Increasing penetration within existing customers. We plan to continue to increase our product penetration within our existing customer base by expanding the breadth of our product and service offerings to provide for continued cross-selling opportunities. For example, while we believe DragonWave is well known for its microwave backhaul radio products, we have recently added additional millimeter wave frequency designs that can be offered to existing customers, as well as new customers. Similarly, we will seek to cross-sell the back-up power supply units of our InduraPower subsidiary and the rapid deployable networks offered by our Drone Aviation subsidiary.

●	Focus on Innovation to Solve Critical Problems. We plan to build on our legacy of innovation and on our worldwide portfolio of patents and patent applications by continuing to invest in research and development. We expect to focus on expanding the functionality of our backhaul and access equipment products, while investing in capabilities that address new market opportunities. We believe this strategy will enable new high-growth opportunities and allow us to continue to deliver differentiated high-value products and services to our customers. We also intend to utilize our deep industry expertise to offer unique perspectives to solve customers’ challenges. We intend to focus our investment on high-growth markets.

●	Become a Preferred Partner to our Customers. We plan to expand our position within the telecom industry by developing and enhancing value-creating partner relationships with our customers, suppliers and distributors, as well as our channel and technology partners. We intend to expand these relationships by innovating, collaborating and selling with our customers. We expect to meet our commitments and maintain our product quality while collaborating with our customers to ensure we are providing solutions to their key network challenges.

●	Pursue Strategic Relationships. We expect to continue to pursue strategic technology and distribution relationships, alliances and acquisitions that will help us align with the strategic priorities of our customers. We intend to continue to invest in technologies to ensure interoperability across the ecosystems that support our customers’ most critical business processes through our partner programs. We continue to work with current industry partners while exploring a range of new partnerships to expand the products and services we offer.

●	Grow Revenues and Market Share through Selective Acquisitions. We plan to continue to acquire private companies or technologies that will enhance our earnings and offer complementary products and services or expand our geographic and industry reach. We believe such acquisitions will help us to accelerate our revenue growth, leverage our existing strengths and capture and retain more work in-house as a prime contractor for our customers, thereby contributing to our profitability. We also believe that increased scale will enable us to bid and take on larger contracts.

●	Increase Operating Margins by Leveraging Operating Efficiencies. We believe that by centralizing administrative functions, consolidating insurance coverage and eliminating redundancies across our newly-acquired businesses, we will be positioned to offer more integrated end-to-end solutions and improve operating margins. We will also seek to reduce our manufacturing costs to increase our margins. For example, in March 2020, we acquired Sovereign Plastics, a supply chain company that will allow us to reduce our costs for metal and plastics used in our product manufacturing by up to 45% for certain products we manufacture, such as battery housings, and allow us to implement a just-in-time supply chain program that will significantly reduce our overall inventory sizes and hold times for those components.

Our Products

All of our products enhance or directly contribute to the overall telecommunication infrastructure, and fall within the following three product groups:

Micro and Millimeter Microwave Technologies and Products

Through our DragonWave subsidiary, we design, manufacture and sell best-in-class (as defined by power, signal efficiency and range), microwave packet radio equipment for telecommunications and data. In addition to certain 3G legacy equipment that we offer under our Horizon-branded line of backhaul radios, we offer our Harmony-branded line of backhaul radios that are the most data efficient in existence and offer the most powerful, longest-range solution for backhaul in the industry. The Harmony Enhanced and the Harmony MC (for “Multi-Channel”) radios have the following characteristics:

●	Harmony Enhanced: Our Harmony Enhanced radios are high capacity, long reach, multi-service radios operating in the 6-42 gigahertz (GHz) spectrum bands. Each is a compact, all-outdoor radio that allows operators to cost effectively scale their networks with the industry’s leading system gain, highest spectral efficiency and increased capacity that is enabled through 112-megahertz (MHz) channel support, 4096QAM capability, Bandwidth Accelerator+ and multiple-input and multiple-output (MIMO). These capabilities allow our Harmony Enhanced radios to deliver more than two billion bits per second (Gbps) in a single radio, with scalability to four Gbps via MIMO in a single channel. Bandwidth Accelerator+ provides more than two times throughput improvements with the inclusion of header optimization and the industry’s only bulk compression working in tandem. These radios also provide the highest output power in an all-outdoor microwave system, and leverage generative adversarial networks (GAN) technology to increase reach by more than 30%. Additionally, integrated ethernet switching with weighted random early detection (WRED) queuing, E-LINE and E-LAN support and upgradability to MPLS-TP, enables a true all-outdoor installation without the need for an additional access switch.

●	Harmony MC: Our Harmony MC radios are high capacity packet microwave radios that build upon the Harmony Enhanced family of radios by delivering a multi-carrier channel system and doubling the capacity available in a single microwave outdoor unit. Because the radio and modem are integrated into a single highly-compact outdoor unit, Harmony EnhancedMC is a zero-footprint solution that eliminates rack congestion and minimizes colocation space. The ultra-high power increases the overall system gain and allows for deployment of smaller dishes, higher order modulations or increased link availability. Our Harmony MC radios also achieve the highest degree of spectral efficiency (through 4096 QAM, 4 x 4 MIMO and wider channels) in the marketplace, delivering more capacity per channel with a longer reach than any other all-outdoor microwave system. Our Harmony EnhancedMC radios also deliver capacities up to four Gbps in a single radio and eight Gbps in a single channel with MIMO or a single antenna with cross polarization interference cancellation (XPIC)

Engineering efforts are underway now with two additional enhancements – full-duplex and transpositional modulation waveforms that will be programmed to nearly triple the spectral efficiency of our microwave radios, which would far exceed our competitor’s offerings. These enhancements have the following characteristics:

●	In-Band Full-Duplex Technology: In early 2021, we expect to introduce our first microwave products incorporating our proprietary in-band full-duplex technology that was innovated by our Lextrum subsidiary. This technology, which is useful in almost any wireless communication system, functions by essentially doubling the data throughput on existing antennae by sending and receiving simultaneously on the same frequency. This capability is critical in backhaul networks (tower-to-tower applications) and is a fundamental component of 5G wireless technology if it is to operate most efficiently. Following commercial rollout of this technology in our own products, Lextrum will begin licensing its use to other radio designers and manufacturers, which we believe will generate license and royalty fee revenues commencing in 2021.

●	Transpositional Modulation Technology: In the first quarter of 2021, we also expect to introduce our first microwave products incorporating the transpositional modulation (TM) technology. This technology dramatically increases the capacity of an existing network through unique patented engineering and algorithm solutions while not requiring a new standard for integration. Its performance has been shown to increase waveform speed and capacity, and it can be used simultaneously and transparently with existing telecom waveforms with no appreciable interference with any co-existing modulation type. TM technology is the only known form of modulation that allows a single carrier to transmit two or more independent signals simultaneously in the same wave without destroying the integrity of the individual bit streams, thereby enabling transmission of significantly more data than existing modulations.

Intelligent Batteries and Back-up Power Solutions

Through our InduraPower subsidiary, we offer and are further developing a line of environmentally-friendly, non-volatile advanced intelligent lithium ion batteries and back-up power units that charge quickly, have a life span approximately five times longer than conventional lead-acid batteries, can be monitored remotely and can provide power for a wide range of applications, including cellular towers and other RAN infrastructures, as well as automotive, aerospace and marine vehicles. Used in conjunction with our microwave radios, our batteries and back-up power solutions would ensure their seamless operation in the event of a power grid or local electrical failure or interruption. The use of lithium-ion phosphate chemistry in our batteries provides for an approximate 70% reduction in weight and 30% to 40% reduction in size over current lead-acid/ absorbent glass mat (AGM)-driven power supplies.

Tethered Drones and Aerostats

Through our Drone Aviation subsidiary, we design, develop, market, sell and provide logistical services for specialized tethered aerial monitoring and communications platforms serving national defense and security customers for use in applications including ISR and communications. We focus primarily on the development of a tethered aerostat known as the WASP, which is principally designed for military and security applications where they can provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether.

Our core aerostat products are designed to provide real-time, semi-persistent situational awareness to various military and national security customers such as the U.S. Department of Defense and units of the U.S. Department of Homeland Security, such as the U.S. Customs and Border Protection, to improve security at the nation’s ports and borders. The WASP tethered aerostat system provides customers with tactical, highly mobile and cost-effective aerial monitoring and communications capabilities in remote or austere locations where existing infrastructure is lacking or not accessible. Current WASP products include the WASP tactical aerostat and WASP Lite, a rapidly deployable, compact aerostat system. WASP aerostats are either self-contained on a trailer that can be towed by a military all-terrain vehicle (MATV) or mine-resistant ambush-protected vehicle (MRAP) or other standard vehicle, operated from the bed of a pickup truck, UTV or mounted to a building rooftop. They are designed to provide semi-persistent, mobile, real-time day/night high definition video for ISR, detection of improvised explosive devices, border security and other governmental and civilian uses. We believe that all of our products can also be utilized for disaster response missions by supporting two-way and cellular communications and acting as a repeater or provider of wireless networking.

Both the WASP and WASP Lite aerostat systems employ a tethered envelope filled with helium gas for lift to carry either a stabilized ISR or communications payload, portable ground control station and a datalink between the ground station and the envelope. Hovering between 500 and 1,500 feet above the ground, the systems provide surveillance and communications capabilities with relatively low acquisition and operating costs. The systems require an operational crew of a minimum of two people, have relatively simple maintenance procedures, and feature quick retrieval and helium top-off for re-inflation.

Our Services

In addition to our products, we offer maintenance and support services, as well as a selection of other professional services. We utilize a multi-tiered support model to deliver services that leverage the capabilities of our own direct resources, channels partners and other third-party organizations.

Our professional services are provided primarily by our Silver Bullet subsidiary, which engineers, designs and develops a broad range of next-generation network systems and system components, including:

●	hardware and software design and development, including ISR, embedded designs, high-speed digital and radio frequency (RF), printed circuit board design, field-programmable gate array (FPGA) and application-specific integrated circuit (ASIC) designs;

●	large-scale network protocol development and software-defined radio systems; and

●	wireless communications designs in tactical communication systems, automotive telematics, cellular communication systems, municipal Wi-Fi/WiMAX, security systems, seismic detection and consumer electronics.

We believe a broad range of services is essential to the successful customer deployment and ongoing support of our products, and we employ remote technical support engineers, spare parts planning and logistics staff and professional services consultants with proven network experience to provide our services.

Customers

We manufacture and sell our portfolio of telecommunications-related products on a global basis to over 700 customers. Our customers include a large percentage of mobile cellular carriers, large international corporations, governments and private network users. Some of the relationships with customers, such as within our DragonWave subsidiary, typically date back many years. We believe our diversified customer base provides us an opportunity to leverage our skills, experience and varied product lines across markets and reduces our exposure to a single end market. Additionally, we believe the diversity of our customer base is an important strength of our company.

We believe there has been a trend on the part of customers to consolidate their lists of qualified suppliers to companies that have the ability to meet certain technical, quality, delivery and other standards while maintaining competitive prices. We believe we have positioned our offerings and resources to compete effectively in this environment. As an industry participant in the telecommunications microwave backhaul segment, we have established close working relationships with many of our customers on a global basis. These relationships allow us to better anticipate and respond to the needs of these customer when designing new products and technical solutions. By working with customers in developing new products and technologies, we are able to identify and act on trends and leverage knowledge about next-generation technology across our portfolio of products. In addition, we have concentrated our efforts on service, procurement and manufacturing improvements designed to increase product quality and performance and lower product lead-time and cost.

Manufacturing, Suppliers and Vendors

The manufacturing of our microwave radios and other network communications products is outsourced to principally one third-party contract manufacturer, Benchmark Electronics, Inc. (“Benchmark”), a well-established contract manufacturer with expertise in the telecom equipment industry. This approach allows us to reduce our costs as it reduces our manufacturing overhead and inventory and also allows us to adjust quickly to changing customer demand. Benchmark assembles our products using design specifications, quality assurance programs and standards that we establish, and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions.

The manufacturing agreement we entered into with Benchmark does not provide for any minimum purchase commitments and had an initial term of two years, which now automatically renews for one-year terms, unless either party gives written notice to the other party not less than 90 days prior to the last day of the applicable term. Additionally, this agreement may be terminated by either party (i) with advance written notice provided to the other party, subject to certain notice period limitations, or (ii) with written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement.

We believe that this contract manufacturing relationship allows us to operate our business efficiently by focusing our internal efforts on the development of our technologies and products, and provides us with substantial scale-up capacity. We regularly test quality on-site at Benchmark’s facility, and we obtain full quality inspection reports. We also maintain a non-disclosure agreement with Benchmark.

We and our contract manufacturing partner purchase a wide variety of raw materials for the manufacture of our network communications products, including (i) precious metals such as gold, silver and palladium, (ii) aluminum, steel, copper, titanium and metal alloy products and (iii) plastic materials. We also purchase a wide variety of mechanical and electronic components for the manufacturing of such products. Such raw materials and components are generally available throughout the world and are purchased domestically when possible from a variety of suppliers. We are generally not dependent upon any one source for raw materials or components. We do not anticipate any difficulties in obtaining raw materials or components necessary for the production of our network communications products.

However, certain materials and equipment for our Drone Aviation products are custom made for those products and are available only from a limited number of suppliers. Failure of a supplier could cause delays in delivery of the products if another supplier cannot promptly be found or if the quality of such replacement supplier’s components is inferior or unacceptable. For a discussion of certain risks related to raw materials and components, see Part I, Item 1A. Risk Factors in this Annual Report.

Competition

The telecommunications and mobile broadband markets are highly competitive and rapidly evolving. We compete with domestic and international companies, many of which have substantially greater financial and other resources than we do. We encounter substantial competition in most of our markets, although we believe we have few competitors that compete with us in performance capabilities across all our product lines and markets. Our principal competitors in one or more of our product lines or markets include Ericsson, Nokia, Cambium, Ceragon, Aviat and Huawei. We also compete with internally developed network solutions of certain network equipment manufacturers, including Facebook, Google, AT&T, Verizon and T-Mobile. Finally, we face competition from working groups and associations that are the result of joint developments among certain of the competitors listed above. Consolidation in the telecommunications and mobile broadband industry has increased in recent years, and future consolidation could further intensify the competitive pressures that we face.

The principal competitive factors upon which we compete include performance, low power consumption, rapid innovation, breadth of product line, availability, product reliability, reputation, level of integration and cost, multi-sourcing and selling price. We believe that we compete effectively by offering high levels of customer value through high speed, high density, low power consumption, broad integration of wireless radio functions, software intelligence for configuration, control and monitoring, cost-efficiency, ease of deployment and collaborative product design. We cannot be certain we will continue to compete effectively.

We may also face competition from companies that may expand into our industry and introduce additional competitive products. The same standardization that allows for the integration of our products into wireless infrastructure systems carries the side effect of lowing the competitive threshold for new market entrants. Existing and potential customers and strategic partners are also potential competitors. These customers may internally develop or acquire additional competitive products or technologies, selectively, or through consolidation of the companies in our industry, which may cause them to reduce or cease their purchases from us.

Research and Development

We generally implement our product development strategy through product design teams and collaborative initiatives with customers, which can also result in our company obtaining approved vendor status for our customers’ new products and programs. We focus our research and development efforts primarily on those product areas that we believe have the potential for broad market applications and significant sales within a one–to–three–year period. We seek to have our products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which we believe will provide additional sources of future revenue. By developing application specific products, we are able to decrease our exposure to standard products, which are more likely to experience greater pricing pressure. At the end of 2019, our research, development and engineering efforts, which relate to the creation of new and improved products and processes, were supported by approximately 15 employees and consultants, of which 80% were engineers with advanced degrees. Our research and development activities are generally performed by individual operating units of our company focused on specific markets and product technologies.

Intellectual Property

Our success and ability to compete depend substantially upon our core technology and intellectual property rights. We generally rely on patent, trademark and copyright laws, trade secret protection and confidentiality agreements to protect our intellectual property rights. In addition, we generally require employees and consultants to execute appropriate nondisclosure and proprietary rights agreements. These agreements acknowledge our exclusive ownership of intellectual property developed for us and require that all proprietary information remain confidential.

We maintain a program designed to identify technology that is appropriate for patent and trade secret protection, and we file patent applications in the United States and, when appropriate, certain other countries for inventions that we consider significant. As of December 31, 2019, we had 72 patents granted in the United States and foreign jurisdictions. As of such date, we also had six patent applications pending in the United States and foreign jurisdictions. Although our business is not materially dependent upon any one patent, our patent rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. In addition to patents, we also possess other intellectual property, including trademarks, know-how, trade secrets, design rights and copyrights. We control access to and use of our software, technology and other proprietary information through internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by U.S. and international copyright, patent and trade secret laws. Despite our efforts to protect our software, technology and other proprietary information, unauthorized parties may still copy or otherwise obtain and use our software, technology and other proprietary information. In addition, we have expanded our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.

Companies in the industry in which we operate frequently are sued or receive informal claims of patent infringement or infringement of other intellectual property rights. We may receive such claims from companies, including from competitors and customers, some of which have substantially more resources and have been developing relevant technology similar to ours. As and if we become more successful, we believe that competitors will be more likely to try to develop products that are similar to ours and that may infringe on our proprietary rights. It may also be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. Successful claims of infringement by a third party, if any, could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets, result in settlements or judgments that require payment of significant royalties or damages or require us to expend time and money to develop non-infringing products. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights, but will not and have never done so intentionally.

Regulation

As our customers operate around the world and, to a limited degree, we rely upon non-U.S. manufacturers to make our products, our business and ability to successfully compete for business in our industry may become dependent upon global, supply, manufacturing and customer relationships that are affected by the trade and tariff policies of each country in which we operate. Increased tariffs on parts and components imposed by the countries in which our product components may be sourced can increase our production costs, and increased tariffs imposed by the countries in which our products are sold can increase the cost of our products to our customers.

Certain of our products and services are subject to export controls, including the Export Administration Regulations of the U.S. Department of Commerce and economic and trade sanctions regulations administered by the Office of Foreign Assets Controls of the U.S. Treasury Department, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products and services. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and services and on the transfer of parts, components and related technical information and know-how to certain countries, regions, governments, persons and entities. U.S. regulators may also impose new restrictions on previously non-controlled emerging or foundational items and technologies for which exports to countries such as China are deemed to present undesirable national security risks. Even without such legislative or regulatory action, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur or is intended to occur in connection with the item. Different countries may implement their own export control regulatory systems, which can affect the flow of parts, components, finished products and related technologies throughout the supply chain to and from suppliers, manufacturers, distributors and customers. In 2019, China published a proposed new comprehensive export control law that would, if adopted, create a system through which China may selectively restrict exports of products and technologies from China, perhaps in response to regulatory actions affecting China that may be imposed by adversary trading partners, such as the United States.

In addition, various countries regulate imports of certain products through permitting, licensing and transaction review procedures, and may enact laws that could limit our ability to produce or distribute our products or the ability of our customers to produce or distribute products into which our products are incorporated. The exportation, re-exportation, transfers within foreign countries and importation of our products and the parts, components and technologies necessary to manufacture our products, including by our partners, must comply with these laws and regulations. Among these regulations are rules in the United States and other countries that prohibit companies such as Huawei from supplying products and services for national 5G telecommunications networks. Pursuant to an executive order issued in May 2019, the U.S. government is developing a new regulatory mechanism through which it may block imports into the United States of certain information and communications products and services designed, developed, manufactured or supplied by entities owned by, controlled by or subject to the jurisdiction or direction of a foreign adversary where the transaction presents an undue risk to U.S. information and communications technology or services, critical infrastructure or the digital economy of the United States, or other unacceptable risks to the national security of the United States or the security and safety of United States persons. U.S. government procurement supply chain risk management regulations prohibit U.S. government agencies from directly or indirectly contracting to obtain certain telecommunications and video surveillance equipment, systems or services produced or performed by certain designated Chinese companies, and this prohibition is expected to be extended to prohibit U.S. government agencies from contracting with entities that use such equipment, systems or services, and to prohibit the use of U.S. government grant or loan proceeds to acquire such equipment, systems or services.

We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery and anti-kickback laws and regulations in other places where we do business. These laws and regulations generally prohibit companies and their intermediaries from offering or making improper payments to governmental, political and certain international organization officials for the purpose of obtaining, retaining or directing business. Our exposure for violating these laws and regulations increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

In addition, we are subject to, or are expected to facilitate our customers’ compliance with, environmental, health and safety laws and regulations in each of the jurisdictions in which we operate or sell our products. These laws and regulations govern, among other things, the handling and disposal of hazardous substances and wastes, employee health and safety and the use of hazardous materials in, and the recycling of, our products.

Employees

As of December 31, 2019, we employed 80 full-time employees, consisting of 24 employees in research and development, 26 employees in operations, which includes manufacturing, supply chain, quality control and assurance, and 30 employees in executive, sales, general and administrative. We have no part-time employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good. All employees are subject to contractual agreements that specify requirements on confidentiality and restrictions on working for competitors, as well as other standard matters.

Our Corporate Information

We were incorporated as Drone Aviation Holding Corp. in the State of Nevada on April 17, 2014. An amendment to our Articles of Incorporation changing our name to COMSovereign Holding Corp. was effected on November 30, 2019. Our principal executive offices are located at 5000 Quorum Drive, Suite 400, Dallas, Texas 75254, and our telephone number is (904) 834-4400. Our website address is www.COMSovereign.com, and many of our subsidiaries also have their own websites linked to and that may be accessed from our principal corporate website.

Available Information

We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. The information contained on, or that can be accessed through, our website is neither a part of, nor incorporated by reference in this Report.

Item 1A.	Risk Factors

Investors should carefully consider the risks described below as well as other information provided in this Annual Report. Our business, financial condition, results of operations and cash flows could be materially adversely affected, the value of our common stock could decline and investors may lose all or part of their investment as a result of these risks.

Risks Related to Our Business and Industry

Since our recent acquisition of ComSovereign in November 2019, we lack an established operating history on which to evaluate our consolidated business and determine if we will be able to execute our business plan, and we can give no assurance that our operations will result in profits.

While we have conducted our Drone Aviation business operations since 2014, we consummated the acquisition of our ComSovereign subsidiary and its various lines of business, which are diverse and involve a number of different proposed and existing product offerings, in November 2019. As a result, we have a limited operating history as a consolidated company upon which you may evaluate our business and prospects. Our business operations are subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. Such risks include:

●	the absence of an operating history in our current business and at our current scale;

●	our ability to raise capital to develop our business and fund our operations;

●	expected continual losses for the foreseeable future;

●	our ability to anticipate and adapt to developing markets;

●	acceptance by customers;

●	limited marketing experience;

●	competition from competitors with substantially greater financial resources and assets;

●	the ability to identify, attract and retain qualified personnel;

●	our ability to provide superior customer service; and

●	reliance on key personnel.

Because we are subject to these risks, and the other risks discussed below, you may have a difficult time evaluating our business and your investment in our company. We may be unable to successfully overcome these risks, any one or more of which could harm our business.

Our business strategy may be unsuccessful, and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks, our business will be harmed.

We incurred a net loss in our 2019 fiscal year with negative cash flows, and we cannot assure you as to when, or if, we will become profitable and generate positive cash flows.

We experienced a net loss from operations in the fiscal year ended December 31, 2019, and we may continue to incur net losses from operations in the future. On the basis of our audited financial statements included in this Annual Report and without giving effect to the operations of our Drone Aviation subsidiary prior to the consummation of the ComSovereign Acquisition on November 27, 2019, as of December 31, 2019, we had a cumulative net loss of $27.5 million since our inception (which included non-cash accounting charges of approximately $12.3 million resulting from stock-based compensation expenses, amortization of our debt discount related to our convertible notes, the change in our right-of-use operating lease asset, depreciation, amortization and income taxes). Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. Our long-term success is dependent upon, among other things, achieving positive cash flows from operations and, if necessary, augmenting such cash flows using external resources to satisfy our cash needs. There can be no assurance that we will be able to obtain additional funding, if needed, on commercially reasonable terms, or of all.

We expect to continue to incur losses from operations and negative cash flows, which raise substantial doubt about our ability to continue as a going concern.

We anticipate incurring additional losses until such time, if ever, as we can generate significant sales of our DragonWave microwave radios and related products. We will require substantial additional financing to fund our DragonWave operations and to develop and commercialize the technologies of our other operating subsidiaries. These factors raise substantial doubt about our ability to continue as a going concern, and our independent registered public accountants included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period January 10, 2019 (inception) through December 31, 2019. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses.

We will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in our ability to raise capital, we believe that there is substantial doubt in our ability to continue as a going concern.

We may not generate sufficient cash flows to cover our operating expenses.

As noted above, we have incurred recurring losses since inception. Until we can generate significant sales of our DragonWave product lines, we expect to continue to incur losses primarily as a result of costs and expenses related to research and continued development of the technologies of our other operating subsidiaries and our corporate general and administrative expenses. Our limited capital resources and operations to date have been substantially funded through sales of our debt and equity securities. As of December 31, 2019, we had negative working capital of approximately $6.5 million and limited available cash. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

We have significant debt and if we are unable to repay our debt when it becomes due, our business, financial condition and results of operations could be materially harmed.

As of December 31, 2019, we had total undiscounted debt obligations, excluding related party debt, of $12.1 million, and since December 31, 2019, we have increased the amount of our outstanding debt obligations, excluding forgivable debt under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to $15.3 million as of June 26, 2020. Of this debt, $2.0 million was past due and unpaid as of June 26, 2020 and $9.7 million of the additional debt obligations mature on or prior to December 31, 2020. While we plan to reduce our outstanding debt obligations during fiscal 2020 by the sale of our equity securities, there can be no assurance that we will be able to complete an offering of our equity securities that will enable us to do so. Our level of indebtedness could have significant effects on our business, such as:

●	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;

●	requiring us to dedicate a portion of our cash flows from operations to pay interest on our debt, which would reduce availability of our cash flows to fund working capital, capital expenditures, potential acquisitions, execution of our growth strategy and other general corporate purposes;

●	making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions; and

●	placing us at a competitive disadvantage compared with our competitors that have less debt.

We may not be able to generate sufficient cash flows from our operations to repay our past due and other indebtedness when it becomes due and to meet our other cash needs. If the holders of our past due indebtedness make demand for payment, or we are not able to pay our other debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt, sell additional debt or equity securities or sell our assets on favorable terms, if at all, and if we must sell our assets, we may negatively affect our ability to generate revenue.

If we are unable to obtain additional funding when needed, our business operations will be harmed, and if we do obtain additional financing, our then-existing shareholders may suffer substantial dilution.

As we take steps in the commercialization and marketing of our technologies, or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our research and development activities. We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all, if needed. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to conduct business operations. If we are unable to obtain additional financing to finance a revised growth plan, we will likely be required to curtail such plans or cease our business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Raising capital in the future could cause dilution to our existing shareholders and may restrict our operations or require us to relinquish rights.

In the future, we may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or strategic alliance arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or product candidates on terms that are not favorable to us.

The occurrence of the COVID-19 pandemic may negatively affect our operations depending on the severity and longevity of the pandemic.

The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets as well as the global financial markets. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. In addition, it may hamper our efforts to comply with our filing obligations with the SEC. At this time, we cannot predict the impact of COVID-19 on our ability to obtain financing necessary to fund our working capital and other requirements. Depending on the severity and longevity of the COVID-19 pandemic, our business, customers and stockholders may experience a significant negative impact.

Rapid technological change in our market and/or changes in customer requirements could cause our products to become obsolete or require us to redesign our products, which would have a material adverse effect on our business, operating results and financial condition.

The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete. We believe that our future success will depend in large part on our ability to develop new and effective products in a timely manner and on a cost-effective basis. As a result of the complexities inherent in our products, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new products our current or future customers may defer or cancel purchases of our products, which could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements would have a material adverse effect on our business, operating results and financial condition.

Product development is a long, expensive and uncertain process, and our failure to develop marketable products in our various markets could adversely affect our business, prospects and financial condition.

The development of our technologies and products, particularly for our proposed full-duplex wireless microwave products and our SiP technologies product lines, is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment. We continue to make significant investments in research and development relating to our technologies and products. Investments in new technology and processes are inherently speculative. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, substantially increase the costs of development and negatively affect our results of operations.

We compete with companies that have significantly more resources for their research and development efforts than we have or have received government contracts for the development of new products.

A number of our competitors have received considerable funding from government or government-related sources to develop various technologies or products.  Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do. In addition, with respect to products we are developing for certain markets, we anticipate increasing competition as a result of industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us. These organizations also compete with us to:

●	attract parties for acquisitions, joint ventures or other collaborations;

●	license proprietary technology that is competitive with the technology we are developing;

●	attract funding; and

●	attract and hire talented and other qualified personal.

Our competitors may succeed in developing and commercializing products earlier than we do. Our competitors may also develop products or technologies that are superior to those we are developing and render our technology candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products and technologies, our marketing and sales will suffer and our financial condition would be adversely affected.

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

Although we have sold our DragonWave radios and our WASP aerostat systems and various other aerostat ISR systems and components, our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities.  Upon demonstration, our products may not have the capabilities they were designed to have or that we believed they would have.  Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than ours. Moreover, competing products may prevent us from gaining wide market acceptance of our products.  We may not achieve significant revenue from new product investments for a number of years, if at all.

Product quality problems, defects, errors or vulnerabilities in our products could harm our reputation and adversely affect our business, financial condition, results of operations and prospects.

We may experience quality control problems in our manufacturing operations or the manufacturing operations of our contract manufacturers. We produce highly-complex products that incorporate advanced technologies and that we believe to be state-of-the-art for our industry. Despite our testing prior to their release, our products may contain undetected defects or errors, including design, contract manufacturing or supplier quality issues, especially when first introduced or when new versions are released. Product defects or errors in the future could affect the performance of our products and could delay the development or release of new products or new versions of products. In addition, undetected quality problems may prompt unexpected product returns and adversely affect warranty costs. Allegations of unsatisfactory performance could cause us to lose revenue or market share, damage our reputation in the market and with customers, and increase our warranty costs and related returns, which could negatively impact our gross margins, cause us to incur substantial costs in redesigning the products, cause us to lose significant customers, subject us to liability for damages or divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects.

If we lose our rights to use software we currently license from third parties, we could be forced to seek alternative technology, which could increase our operating expenses and could adversely affect our ability to compete.

We license certain software used in our products from third parties, generally on a non-exclusive basis. The termination of any of these licenses, or the failure of the licensors to adequately maintain or update their software, could delay our ability to ship our products while we seek to implement alternative technology offered by other sources and could require significant unplanned investments on our part if we are forced to develop alternative technology internally. In addition, alternative technology may not be available to us on commercially reasonable terms from other sources. In the future, it may be necessary or desirable to obtain other third-party technology licenses relating to one or more of our products or relating to current or future technologies to enhance our product offerings. There is a risk that we will not be able to obtain licensing rights to the needed technology on commercially reasonable terms, or at all.

If sufficient radio spectrum is not allocated for use by our products or if we fail to obtain regulatory approval for our products, our ability to market our products may be restricted.

Radio communications are subject to significant regulation in North America, Europe, India and other jurisdictions in which we sell our products. Generally, our products must conform to a variety of national and international standards and requirements established to avoid interference among users of radio frequencies and to permit the interconnections of telecommunications equipment. In addition, our products are affected by the allocation and licensing (by auction or other means) of radio spectrum by governmental authorities. Such governmental authorities may not allocate or license sufficient radio spectrum for use by prospective customers of our products. Historically, in many developed countries, the lack of availability of commercial radio spectrum or the failure by governments to license that spectrum has inhibited the growth of wireless telecommunications networks.

In order to sell our products in any given jurisdiction, we must obtain regulatory approval for our products. Each jurisdiction in which we market our products has its own rules relating to such approval. Products that support emerging wireless telecommunications services can be marketed in a jurisdiction only if permitted by suitable radio spectrum allocations and regulations, and the process of establishing new regulations is complex and lengthy.

Any failure by regulatory authorities to allocate suitable and sufficient radio spectrum to potential customers in a timely manner could adversely and materially impact demand for our products and may result in the delay or loss of potential orders for our products. In addition, any failure by us to obtain or maintain the proper regulatory approvals for our products could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon our resellers in certain jurisdictions to provide localized support and other local services which assist us in avoiding certain costs and investments.

By selling our products in certain markets through resellers, we are able to avoid certain costs relating to operating in those markets, including but not limited to local support costs, costs of maintaining a local legal entity, administration costs and logistics. If we choose or are required to sell direct in these markets (due to customer preference, termination of a reseller relationship or other reasons) the cost advantages described will no longer be available to us, which could result in an increase in our operating costs.

If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business.

We and the contract manufacturers of our products rely on a limited number of suppliers for the raw materials and hardware components necessary to manufacture our products. We do not have any long-term agreements with any of our suppliers that obligate them to continue to sell their materials or products to us. Our reliance on these suppliers involves significant risks and uncertainties as to whether our suppliers will provide an adequate supply of required raw materials, component parts, and products. Lead-times for limited-source materials and components can be as long as six months, vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. From time to time, shortages in allocations of components have resulted in delays in filling orders. Shortages and delays in obtaining components in the future could impede our ability to meet customer orders. In addition, as the demand for these components and other products increases, it is likely that the price for these components will increase. If we or our contract manufacturers are unable to obtain the raw materials, including certain electrical components used in our telecom products or the helium gas used in our aerostat products to provide lift, and component parts in the quantities and the quality we require on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis, which could cause our customers to terminate their contracts with us, increase our costs and materially harm our business, results of operations, and financial condition. Furthermore, if our suppliers or the suppliers of our contract manufacturers are unable or unwilling to supply the raw materials or components we or our contract manufacturers require, we will be forced to locate alternative suppliers and possibly redesign our products to accommodate components from alternative suppliers. This would likely cause significant delays in manufacturing and shipping our products to customers and could materially harm our business.

Our dependence and exposure on component suppliers are heightened when we introduce new products. New products frequently include components that we do not use in other product lines. When we introduce new products, we must secure reliable sources of supply for those products at volumes that will be dictated by end-customer demand. Demand is often difficult to predict until the new product is better established. Constraints in our supply chain can slow the progress of new product rollouts, adversely affecting our business, results of operations and financial condition.

Our future profitability may depend on achieving cost reductions from increasing manufacturing quantities of our products. Failing to achieve such reductions in manufacturing costs could materially affect our business.

We have limited experience manufacturing certain of our products, particularly our tethered aerostat and drone products and our DragonWave microwave radio products, in high volumes and do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in large quantities while maintaining our quality, speed, price, engineering and design standards. Our inability to develop such manufacturing processes and capabilities could have a material adverse effect on our business, financial condition, and results of operations. We expect our suppliers to experience an increase in demand for their products, and we may not have reliable access to supplies that we require and may not be able to purchase such materials or components at cost effective prices. There is no assurance that we will obtain any material labor and machinery cost reductions associated with higher production levels, and failure to achieve these cost reductions could adversely impact our business and financial results.

We rely primarily upon one outsourced manufacturer for manufacturing our DragonWave microwave radios and related components and we are exposed to the risk that this manufacturer will not be able to satisfy our manufacturing needs on a timely basis.

We do not have any internal manufacturing capabilities to produce our DragonWave microwave radios and related components and we rely upon a single outsourced manufacturer to manufacture such products. Substantially all of our microwave radio products are currently manufactured by Benchmark Electronics, Inc. See “Description of the Business – Manufacturing, Suppliers and Vendors.” Our ability to ship DragonWave’s products to our customers could be delayed or interrupted as a result of a variety of factors relating to our outsourced manufacturer, including:

●	our outsourced manufacturer not being obligated to manufacture our products on a long-term basis in any specific quantity or at any specific price;

●	early termination of, or failure to renew, contractual arrangements;

●	our failure to effectively manage our outsourced manufacturer relationship;

●	our outsourced manufacturer experiencing delays, disruptions or quality control problems in its manufacturing operations;

●	lead-times for required materials and components varying significantly and being dependent on factors such as the specific supplier, contract terms and the demand for each component at a given time;

●	underestimating our requirements, resulting in our outsourced manufacturer having inadequate materials and components required to produce our products, or overestimating our requirements, resulting in charges assessed by the outsourced manufacturers or liabilities for excess inventory, each of which could negatively affect our gross margins;

●	the possible absence of adequate capacity and reduced control over component availability, quality assurances, delivery schedules, manufacturing yields and costs; and

●	our outsourced manufacturer experiencing financial instability which could affect its ability to manufacture or deliver our products.

Although we believe that our outsourced manufacturer has sufficient economic incentive to perform our manufacturing, the resources devoted to these activities by it are not within our control, and there can be no assurance that manufacturing problems will not occur in the future. Insufficient supply or an interruption or stoppage of supply from our outsourced manufacturer or our inability to obtain additional manufacturers when and if needed, could have a material adverse effect on our business, results of operations and financial condition.

If any of our outsourced manufacturers are unable or unwilling to continue manufacturing our products in required volumes and quality levels, we will have to identify, qualify, select and implement acceptable alternative manufacturers, which would likely be time consuming and costly. In addition, an alternate source may not be available to us or may not be in a position to satisfy our production requirements at commercially reasonable prices and quality. Therefore, any significant interruption in manufacturing would result in us being unable to deliver the affected products to meet our customer orders, which could have a material adverse effect on our business, results of operations and financial condition.

Our potential customers for our DragonWave radios and our Drone Aviation aerostat and drone products are likely to include U.S. Government or Government-related entities that are subject to appropriations by Congress. Reduced funding for defense procurement and research and development programs would likely adversely impact our ability to generate revenues.

We anticipate that the majority of our revenue to be derived from our aerostats products and a substantial percentage of our revenue to be derived from our DragonWave radio product sales, at least in the foreseeable future, will come from U.S. Government and Government-related entities, including the U.S. Department of Defense and other departments and agencies. Government programs in which we may seek to participate, and contracts for tethered aerostats and drones or microwave radios, must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control. A government closure based on a failure of Congress to agree on federal appropriations or the uncertainty surrounding a continuing resolution may result in termination or delay of federal funding opportunities we are pursuing. Reductions, extensions or terminations in a program in which we are seeking to participate or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits.  We cannot predict whether potential changes in security, defense, communications and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues. In addition, our ability to participate in U.S. Government programs may be affected by the adoption of new laws or regulations relating to Government contracting or changes in existing laws or regulations, changes in political or public support for security and defense programs, and uncertainties associated with the current global threat environment and other geo-political matters.

Opportunities for expanded uses of our drone products in the United States are limited by federal laws and rulemaking.

The drone products we design and manufacture for use within the United States are limited by federal laws and rulemaking, including the new commercial drone regulations (Part 107) adopted by the U.S. Federal Aviation Administration (the “FAA”) at the end of August 2016. Our ability to design, manufacture and release new products for use in the United States will be limited by federal law and regulations, which can be slow and subject to delays based on political turnover and disruptions in federal funding, among other reasons. The Part 107 rules limit the altitude, available airspace and weight of a drone and also the certification of remote pilots that can operate a drone for commercial purposes in the United States. We, or our customers, may seek waivers from the Part 107 rules for expanded operations; however, the processing of waivers is lengthy and uncertain. Political limits on the ability to issue new regulations could slow the growth of the aerostat and tethered drone market.

Some of our products may be subject to governmental regulations pertaining to exportation, which may limit the markets in which we can sell some of our products.

International sales of certain of our products, including our tethered aerostat and drone products, may be subject to U.S. laws, regulations and policies like the International Traffic in Arms Regulations (“ITAR”) and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities. If we are not allowed to export our products or the clearance process is burdensome, our ability to generate revenue would be adversely affected. The failure to comply with any of these regulations could adversely affect our ability to conduct our business and generate revenues, as well as increase our operating costs.

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

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

During fiscal 2019, on a pro forma basis giving effect to the ComSovereign Acquisition as if such acquisition had occurred on January 10, 2019, approximately 15% of our revenues were derived from sales outside of the United States. A key element of our growth strategy is to expand our worldwide customer base and our international operations. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. While our DragonWave subsidiary has limited operating experience in some international markets, we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

●	the need and expense to localize and adapt our products for specific countries, including translation into foreign languages, and ensuring that our products enable our customers to comply with local telecommunications industry laws and regulations, some of which are frequently changing;

●	data privacy laws which require that customer data be stored and processed in a designated territory;

●	difficulties in staffing and managing foreign operations, including employee laws and regulations;

●	different pricing environments, longer sales cycles and longer accounts receivable payment cycles, and collections issues;

●	new and different sources of competition;

●	weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

●	laws and business practices favoring local competitors;

●	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection, and anti-bribery laws and regulations;

●	increased financial accounting and reporting burdens and complexities;

●	restrictions on the transfer of funds;

●	our ability to repatriate funds from abroad without adverse tax consequences;

●	adverse tax consequences, including the potential for required withholding taxes;

●	fluctuations in the exchange rates of foreign currency in which our foreign revenues or expenses may be denominated;

●	changes in trade relations and trade policy, including the status of trade relations between the United States and China, and the implementation of or changes to trade sanctions, tariffs, and embargoes;

●	public health crises, such as epidemics and pandemics, including COVID-19; and

●	unstable regional and economic political conditions in the markets in which we operate.

Any of the foregoing factors could have a material adverse effect on our business, results of operations, and financial condition. Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks, which could adversely affect our business.

We intend to pursue strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.

We intend to continue to pursue potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business. We also intend to consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. However, we may be unable to find suitable acquisition candidates or other suitable partners or products or may be unable to complete acquisitions or strategic transactions on favorable terms, if at all. For example, while the historical financial and operating performance or an acquisition or joint venture partner are among the criteria we evaluate in determining which acquisition or joint venture targets to pursue, there can be no assurance that any business or assets we acquire or contract with will continue to perform in accordance with past practices or will achieve financial or operating results that are consistent with or exceed past results. Any such failure could adversely affect our business, financial condition or results of operations.

In addition, any completed acquisition or other transaction may not result in the intended benefits for other reasons and any completed acquisition or other transaction will create or involve a number of other risks such as, among others:

●	the need to integrate and manage the businesses and products acquired with our own business and products;

●	additional demands on our resources, systems, procedures and controls;

●	disruption of our ongoing business; and

●	diversion of management’s attention from other business concerns.

Moreover, these transactions could involve:

●	substantial investment of funds or financings by issuance of debt or equity securities that could result in dilution to our stockholders, impact our ability to service our debt within scheduled repayment terms or include covenants or other restrictions that would impede our ability to manage our operations;

●	substantial investment with respect to technology transfers and operational integration; and

●	the acquisition or disposition of product lines or businesses.

Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing stockholders or result in the issuance of or assumption of debt.

Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenue, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions or may have to do so on the basis of a less than optimal capital structure. Our inability to (i) take advantage of growth opportunities for our business or for our products or (ii) address risks associated with acquisitions or investments in businesses may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment or charges to earnings associated with any acquisition or investment activity may materially reduce our earnings. These future acquisitions or joint ventures may not result in their anticipated benefits, and we may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations or combine personnel and cultures.  Failure to do so could deprive us of the intended benefits of those acquisitions.

We may be unable to successfully integrate our recent and future acquisitions, which could adversely affect our business, financial condition, results of operations and prospects.

In November 2019, we acquired the business and operations of COMSovereign, which itself had acquired five companies in 2019, including VEO and InduraPower in January 2019 and DragonWave, Lextrum and Silver Bullet in March 2019.  In addition, we completed the acquisition of the business and operations of Fast Plastic Parts, LLC in March 2020 and we entered into an agreement for the acquisition of VNC in May 2020. We currently are in discussions for the acquisition of an additional company. The operation and management of recent acquisitions, or any of our future acquisitions, may adversely affect our existing results of operations or we may not be able to effectively manage any growth resulting from these transactions. Before we acquired them, these companies operated independently of one another. Until we establish centralized financial, management information and other administrative systems, we will rely on the separate systems of these companies, including their financial reporting systems.

Our success will depend, in part, on the extent to which we are able to merge these functions, eliminate the unnecessary duplication of other functions and otherwise integrate these companies (and any additional businesses with which we may combine in the future) into a cohesive, efficient enterprise. This integration process may entail significant costs and delays could occur. Our failure to integrate the operations of these companies successfully could adversely affect our business, financial condition, results of operations and prospects. To the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might adversely affect our business, financial condition, results of operations and prospects, as well as our credit and bonding capacity.

If we fail to protect our intellectual property rights, we could lose our ability to compete in the marketplace.

Our intellectual property and proprietary rights are important to our ability to remain competitive and for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-competition agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand.  We have little protection when we must rely on trade secrets and nondisclosure agreements.   Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues for us. Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management’s attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products. Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition and the value of our brand and other intangible assets.

If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property and technologies. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. We have numerous issued patents, and have filed several additional patent applications, outside the United States, and many companies have had difficulty protecting their proprietary rights in foreign countries. We may not be able to prevent misappropriation of our proprietary rights.

The patent process is subject to numerous risks and uncertainties and there can be no assurance that we will be successful in protecting our technologies by obtaining and enforcing patents. These risks and uncertainties include the following:

●	patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage;

●	our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and license our technologies either in the United States or in international markets;

●	there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for technologies that prove successful as a matter of public policy regarding security concerns;

●	countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent or narrow our patents. Third parties may also independently develop technologies similar to ours or design around any patents on our technologies.

In addition, the United States Patent and Trademark Office and patent offices in other jurisdictions have often required that patent applications concerning software inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

Our success depends on our patents, patent applications, patents that may be licensed exclusively to us, and other patents to which we may obtain assignment or licenses. We may not be aware, however, of all patents, published applications, or published literature that may affect our business by blocking our ability to commercialize our products, preventing the patentability of products or services by us or our licensors, or covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our products and services.

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

Security breaches, including cybersecurity incidents and other disruptions could compromise our information, expose us to liability and harm our reputation and business.

In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Despite the security measures we have in place and any additional measures we may implement in the future to safeguard our systems and to mitigate potential security risks, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches. Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, loss of our customers’ willingness to transact business with us, and subject us to additional costs and liabilities which could materially adversely affect our business.

We do not carry insurance against all potential risks and losses, and our insurance might be inadequate to cover all of our losses or liabilities or may not be available on commercially reasonable terms.

We have limited, and potentially insufficient, insurance coverage for expenses and losses that may arise in connection with the quality of our products, property damage, work-related accidents and occupational illnesses, natural disasters and environmental contamination. In addition, we have no insurance coverage for loss of profits or other losses caused by the death or incapacitation of our senior management. As a result, losses or liabilities arising from these or other such events could increase our costs and could have a material adverse effect on our business, financial condition, results of operations and prospects.

We intend to reevaluate the purchase of insurance, policy limits and terms annually or when circumstances warrant from time to time. Future insurance coverage for our industry could increase in cost and may include higher deductibles or retentions than we could obtain now. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that we believe are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable, and we may elect to continue to maintain minimal or no insurance coverage. We may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations in certain jurisdictions, which might severely impact our financial position. The occurrence of a significant event, not fully insured against, could have a material adverse effect on our financial condition and results of operations.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and sell products where insurance or indemnification may not be available, including:

●	designing and developing products using advanced and unproven technologies and tethered aerostats and drones in intelligence and homeland security applications that are intended to operate in high demand, high risk situations; and

●	designing and developing products to collect, distribute and analyze various types of information.

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

There may be health and safety risks relating to wireless products.

Our wireless communications products emit electromagnetic radiation. In recent years, there has been publicity regarding, and increased public attention with respect to, the potentially negative direct and indirect health and safety effects of electromagnetic emissions from cellular telephones and other wireless equipment sources, including allegations that these emissions may cause cancer. Health and safety issues related to our products may arise that could lead to litigation or other actions against us or to additional regulation of our products. We may be required to modify our technology and may not be able to do so. We may also be required to pay damages that may reduce our profitability and adversely affect our financial condition. Even if these concerns prove to be baseless, the resulting negative publicity could affect our ability to market our products and, in turn, could harm our business and results of operations.

If a successful product liability claim were made against us, our business could be seriously harmed.

Our agreements with our customers typically, although not always, contain provisions designed to limit our exposure to potential product liability claims. Despite this, it is possible that these limitations of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. We have not experienced a material product liability claim to date; however, the sale and support of our products may entail the risk of those claims, which are likely to be substantial in light of the use of our products in critical applications. A successful product liability claim could result in significant monetary liability to us and could seriously harm our business.

Misuse of our drone products or unmanned products manufactured by other companies could result in injury, damage and/or negative press that could depress the market for unmanned systems.

If any of our drone products are misused by our customers or their designees, or by the operators of other unmanned systems, in violation of the new commercial drone regulations (Part 107) adopted by the FAA or other federal, state or local regulations, such misuse could result in injuries to the operators or bystanders, damage to property and/or negative press that could result in a reduction in the market for aerostats or tethered drones in the future. The FAA, the press and the public have been closely monitoring the growth of unmanned systems in the United States. For instance, the FAA regularly publishes reports of drone sighting and reported drone strikes of manned aircraft. One or more incidents involving unmanned systems that results in injury or death of individuals, or damaged property could result in negative press that could put at risk current and future growth.

Our tethered aerostat and drone business and operations are subject to the risks of hurricanes, tropical storms, and other natural disasters.

The corporate headquarters and manufacturing operations of our tethered aerostat and drone business operations are located in Jacksonville, Florida, where major hurricanes, tropical storms, and other severe weather conditions have occurred. A significant natural disaster, such as a hurricane, tropical storm, or other severe weather storm could severely affect our ability to conduct normal business operations for that product line, and as a result, our future operating results could be materially and adversely affected.

If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

For our business to be successful, we need to attract and retain highly-qualified technical, management and sales personnel. The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms or to retain good relationships with our partners might impede our ability to continue to develop, commercialize and sell our products. To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees. The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business.  We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

If we are required to reclassify independent contractors as employees, we may incur additional costs and taxes which could adversely affect our business, financial condition, results of operations and prospects.

We engage a significant number of independent contractors in our operations, particularly in our research and development efforts, for whom we do not pay or withhold any federal, state or provincial employment tax. There are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. If we are required to pay employer taxes or pay federal withholding with respect to prior periods with respect to or on behalf of our independent contractors, our operating costs will increase, which could adversely impact our business, financial condition, results of operations and prospects.

We have identified material weaknesses in our internal control over financial reporting, and we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We have historically had a small internal accounting and finance staff with limited financial accounting systems. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for the period from January 10, 2019 (inception) through December 31, 2019, our management team identified material weaknesses relating to, among other matters:

●	management lacks personnel with sufficient knowledge and experience with U.S. GAAP to prepare and review our financial statements, footnotes and supporting schedules;

●	we did not effectively segregate certain accounting duties due to the small size of our accounting staff;

●	we have identified a significant number of material transactions that were not properly recorded or were not recorded at all in the subsidiary ledgers;

●	a lack of timely reconciliations of the account balances affected by the improperly recorded or omitted transactions; and

●	there is a lack of documented and tested internal controls to meet the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002.

We have taken steps, and plan to continue to take additional steps, to seek to remediate these material weaknesses and to improve our financial reporting systems and to implement new policies, procedures and controls. If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

We have never declared a cash dividend and do not intend to declare a cash dividend in the foreseeable future.

We have never declared or paid cash dividends on our common stock. Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our future earnings, capital requirements, financial condition and other relevant factors. In addition, current or future loan agreements may restrict our ability to pay dividends. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Risks Relating to our Common Stock and its Market Value

Our common stock presently is listed for trading on the OTCQB which means you may not be able to resell shares of our common stock publicly, if at all, at times or prices you feel are fair and appropriate.

While we may in the future seek to list our common stock on a national securities exchange, our common stock presently is listed for trading on the OTC Market’s OTCQB market, which means you may not be able to resell shares of our common stock publicly, if at all, at times or prices you feel are fair and appropriate. A listing on the OTC Markets is generally understood to be a less active, and therefore less liquid, trading market than other types of markets such as a stock exchange. Compared to a listing on a stock exchange, a listing on the OTC Markets can be expected to have an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. In addition, we have had small trading volume in our common stock, which makes it difficult for our stockholders to sell their shares as and when they choose. Small trading volumes generally depress market prices. As a result, we believe that you may not be able to resell shares of our common stock publicly, if at all, at times or prices that you feel are fair or appropriate.

Our common stock has had an unpredictable trading volume which means you may not be able to sell our shares at or near trading prices or at all.

Trading in our common stock historically has been volatile and often has been thin, meaning that the number of persons interested in purchasing our common stock at or near trading prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common stock may not develop or be sustained, and current trading levels may decrease.

Our stock price may be volatile, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance.  The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock.  In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility.  Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

●	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the telecommunications services and staffing industry;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance.  This may prevent you from being able to sell your shares at or above the price you paid for your shares of our common stock, if at all.  In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company.  Our involvement in any class action suit or other legal proceeding could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. Our executive officers and directors beneficially own, collectively, a substantial percentage of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

In connection with the ComSovereign Acquisition in November 2019, we issued in the aggregate 95,000,000 shares of our common stock, all of which shares were restricted shares that may be sold in the public markets pursuant to Rule 144 under the Securities Act on and after November 27, 2020. As a result of such acquisition, an additional 2,300,000 restricted shares of our common stock held by certain current and former employees vested, which shares may be sold in the public markets pursuant to Rule 144 under the Securities Act on and after November 27, 2020. In addition, as of December 31, 2019, there were outstanding options and warrants to purchase an aggregate of 9,198,523 shares of our common stock at a weighted-average exercise price of $0.65 per share, all of which were exercisable as of such date. At such date, we also had outstanding $375,000 aggregate principal amount of convertible debt plus accrued interest thereon, with a weighted average conversion price of $4.33 per share of common stock. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with acquisitions or in connection with other financing efforts. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder.

Our directors and officers own or control approximately 47.0% of our outstanding common stock, which may limit your ability to propose new management or influence the overall direction of the business; this concentration of control may also discourage potential takeovers that could otherwise provide a premium to you.

As of June 26, 2020, our officers and directors beneficially owned or controlled approximately 47.0% of our outstanding common stock, assuming the exercise of all outstanding options, restricted stock units and warrants held by our officers and directors. These persons will have the ability to substantially influence all matters submitted to our stockholders for approval and to substantially influence or control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

If we do not meet the listing standards of a national securities exchange, our investors’ ability to make transactions in our securities will be limited and we will be subject to additional trading restrictions.

Our common stock currently is traded on the OTC Markets OTCQB market and has not yet qualified for listing on a national securities exchange, such as the New York Stock Exchange or NASDAQ. Accordingly, we face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	our shares of common stock are currently classified as “penny stock” which requires brokers trading in our shares of common stock to adhere to more stringent rules, resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information, investment experience and investment objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination;

●	that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received a signed, written agreement from the investor prior to the transaction; and

●	that the broker dealer is required to provide the person with the foregoing written statement and that the person should not sign the written statement unless it accurately reflects the person’s financial situation, investment experience and investment objectives.

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

Our officers and directors are entitled to indemnification from us for liabilities under our articles of incorporation, which could be costly to us and may discourage the exercise of stockholder rights.

Our articles of incorporation provide that we possess and may exercise all powers of indemnification of our officers, directors, employees, agents and other persons and our bylaws also require us to indemnify our officers and directors as permitted under the provisions of the Nevada Revised Statutes (“NRS”). We also have contractual indemnification obligations under our agreements with our directors and officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and stockholders.

Our bylaws and Nevada law may discourage, delay or prevent a change of control of our company or changes in our management, would have the result of depressing the trading price of our common stock.

Certain anti-takeover provisions of Nevada law could have the effect of delaying or preventing a third-party from acquiring us, even if the acquisition arguably could benefit our stockholders.

Nevada’s “combinations with interested stockholders” statutes, NRS 78.411 through 78.444, inclusive, prohibit specified types of business “combinations” between certain Nevada corporations and any person deemed to be an “interested stockholder” for two years after such person first becomes an “interested stockholder” unless the corporation’s board of directors approves the combination, or the transaction by which such person becomes an “interested stockholder”, in advance, or unless the combination is approved by the board of directors and sixty percent of the corporation’s voting power not beneficially owned by the interested stockholder, its affiliates and associates. Further, in the absence of prior approval certain restrictions may apply even after such two-year period. However, these statutes do not apply to any combination of a corporation and an interested stockholder after the expiration of four years after the person first became an interested stockholder. For purposes of these statutes, an “interested stockholder” is any person who is (1) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “combination” is sufficiently broad to cover most significant transactions between a corporation and an “interested stockholder.” These statutes generally apply to Nevada corporations with 200 or more stockholders of record. However, a Nevada corporation may elect in its articles of incorporation not to be governed by these particular laws, but if such election is not made in the corporation’s original articles of incorporation, the amendment (1) must be approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power of the corporation not beneficially owned by interested stockholders or their affiliates and associates, and (2) is not effective until 18 months after the vote approving the amendment and does not apply to any combination with a person who first became an interested stockholder on or before the effective date of the amendment. We did not make such an election in our original articles of incorporation and have not amended our articles of incorporation to so elect.

Nevada’s “acquisition of controlling interest” statutes, NRS 78.378 through 78.3793, inclusive, contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These “control share” laws provide generally that any person that acquires a “controlling interest” in certain Nevada corporations may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. Our bylaws provide that these statutes do not apply to us or any acquisition of our common stock. Absent such provision in our bylaws, these laws would apply to us as of a particular date if we were to have 200 or more stockholders of record (at least 100 of whom have addresses in Nevada appearing on our stock ledger at all times during the 90 days immediately preceding that date) and do business in the State of Nevada directly or through an affiliated corporation, unless our articles of incorporation or bylaws in effect on the tenth day after the acquisition of a controlling interest provide otherwise. These laws provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the NRS, would enable that person to exercise (1) one fifth or more, but less than one third, (2) one third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become “control shares” to which the voting restrictions described above apply.

Various provisions of our bylaws may delay, defer or prevent a tender offer or takeover attempt of us that a stockholder might consider in his or her best interest. Our bylaws may be adopted, amended or repealed by the affirmative vote of the holders of at least a majority of our outstanding shares of capital stock entitled to vote for the election of directors, and except as provided by Nevada law, our Board of Directors shall have the power to adopt, amend or repeal the bylaws by a vote of not less than a majority of our directors. The interests of these stockholders and directors may not be consistent with your interests, and they may make changes to the bylaws that are not in line with your concerns.

Nevada law also provides that directors may resist a change or potential change in control if the directors determine that the change is opposed to, or not in the best interests of, the corporation. The existence of the foregoing provisions and other potential anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock will likely decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business.  We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for our common stock could decline. In the event we obtain securities or industry analyst coverage, the market price of our common stock could decline if one or more equity analysts downgrade our common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

Our articles of incorporation allow for our Board of Directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of our preferred stock. Currently our Board of Directors has the authority to designate and issue up to 100,000,000 shares of our “blank check” preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Dallas, Texas in segregated offices comprising an aggregate of approximately 15,289 square feet. We occupy our executive offices under a 63-month lease that expires in July 2025. In addition, our subsidiaries lease property in Jacksonville, Florida (Drone Aviation Executive Offices), Holly Hill, Florida (Drone Aviation Manufacturing Facility), Ottawa, Ontario, Canada (DragonWave), Tucson, Arizona (InduraPower), San Diego, California (VEO) and Colorado Springs, Colorado (Sovereign Plastics). We believe our existing facilities are adequate to meet our current requirements. We do not own any real property.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Neither our company nor any of our subsidiaries currently is a party to any legal proceeding that, individually or in the aggregate, is material to our company as a whole, except as follows.

On May 22, 2020, Michael Powell filed suit against DragonWave-X, LLC, DragonWave-X, Inc., Transform-X, Inc., ComSovereign Corp, and our company in the Pima County Arizona Superior Court, Case No. C20202216. Mr. Powell has alleged that he entered into an employment agreement with DragonWave-X, Inc. in July 2018, was terminated without cause in May 2019, and is owed approximately $182,000 in wages and $50,000 in bonuses. Mr. Powell is seeking approximately $697,000 in treble damages, punitive damages, consequential damages, interest and attorneys’ fees and costs. We dispute Mr. Powell’s allegations and we intend to vigorously defend the lawsuit.

On February 7, 2020, DragonWave agreed to repurchase inventory held by Tessco Technologies Incorporated (“Tessco”), one of DragonWave’s customers and note holders. Upon receipt of the inventory, which is valued at $121,482, DragonWave agreed to reimburse Tessco $56,766, representing the balance due after making an initial payment of $60,000. The return of inventory and payment to Tessco of $56,766 was required by February 28, 2020, but has not yet been made. On June 5, 2020, Tessco filed a complaint for confessed judgment against DragonWave in the Circuit Court for Baltimore, Maryland, Case No. 5539212, for approximately $60,000, which it claims is the reimbursement amount. We do not intend to oppose the entry of this judgment.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Price Range of Common Stock

Our common stock is traded under the ticker symbol “COMS” on the OTCQB tier of the OTC Markets, Inc. Prior to January 13, 2020, our common stock traded under the ticker symbol “DRNE”.

Holders

As of June 26, 2020, there were approximately 347 stockholders of record, according to the records of our transfer agent, and an unknown number of additional holders of common stock held in ‘street name’. The closing bid price of our common stock on the OTCQB on June 26, 2020 was $1.09.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last two years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

On January 31, 2020, we entered into an agreement with a consultant to Lextrum to amend a consulting agreement between the consultant and Lextrum to allow the consultant to elect to take from 50% to 100% of its compensation in the form of our common stock. Common stock to be issued to the consultant will be paid on a quarterly basis. On March 12, 2020, we issued 165,095 shares of our common stock in satisfaction of $106,238 that was owed by Lextrum to the consultant for services previously rendered.

On March 5, 2020, as partial consideration for a loan we received from an accredited investor, we issued 50,000 shares of our common stock for a purchase price of $0.01 per share. On May 29, 2020, as partial consideration for another loan we received from an accredited investor, we issued 50,000 shares of our common stock for no additional consideration.

On April 30, 2020, we issued to an investor 283,530 shares of our common stock upon the exercise of warrants previously issued to such investor by ComSovereign with an exercise price of $0.01 per share and 21,196 shares of common stock in lieu of an aggregate cash interest payment payable by ComSovereign through December 31, 2019 on its outstanding convertible debentures and promissory notes help by such investor.

All the above mentioned shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificates representing such shares include a legend stating that the shares represented thereby have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

Item 6.	Selected Financial Data.

Not required under Regulation S-K for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes (“Notes”) beginning on page F-1 of this Annual Report. Except for the historical information contained therein, the discussions in this MD&A contain “forward-looking” statements based upon current expectations that involve risks and uncertainties, such as plans, strategies, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these “forward-looking” statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed under Forward-Looking Statements at the beginning of this Annual Report and under Item 1B, “Risk Factors” elsewhere in this Annual Report.

Business Overview

We are a provider of technologically-advanced telecom solutions to network operators, mobile device carriers, governmental units and other enterprises worldwide. We have assembled a portfolio and partnership of communications, power and niche technologies, capabilities and products that enable the upgrading of latent 3G networks to 4G and 4G-LTE networks and will facilitate the rapid rollout of the 5G and “next-Generation” (“nG”) networks of the future. We focus on special capabilities, including signal modulations, antennae, software, hardware and firmware technologies that enable increasingly efficient data transmission across the radio-frequency spectrum. Our product solutions are complemented by a broad array of services including technical support, systems design and integration and sophisticated research and development programs. While we compete globally on the basis of our innovative technology, broad product offerings, high-quality and cost-effective customer solutions, as well as the scale of our global customer base and distribution, our primary focus is on the North American telecom infrastructure and service market. In addition, we believe we are in a unique position to rapidly increase our near-term domestic sales as we are among the few U.S.-based providers of telecommunications equipment and services.

For additional information, see Part I, Item 1., Business of this Annual Report.

Corporate History

We were incorporated in Nevada on April 17, 2014, as a wholly owned subsidiary of MacroSolve, Inc., an Oklahoma corporation (“MacroSolve”), and effective April 30, 2014, in order to consolidate our operations into an entity incorporated in Nevada, MacroSolve merged with and into us. On June 3, 2014, we acquired Drone Aviation Corp. through a share exchange transaction, and on March 26, 2015, Drone Aviation Corp. merged with and into us. As a result of the share exchange and merger with Drone Aviation Corp., we acquired Drone Aviation Corp.’s subsidiary, Lighter Than Air Systems Corp., which does business under the name Drone Aviation.

On November 27, 2019, we completed the ComSovereign Acquisition in a stock-for-stock transaction with a total purchase price of approximately $75 million. The ComSovereign Acquisition was treated as a reverse merger for accounting purposes under U.S. GAAP with ComSovereign as the accounting acquirer and our company as the accounting acquiree. As a result, our consolidated financial statements included in this Annual Report are those of ComSovereign from the date of its incorporation (January 10, 2019) through December 31, 2019. The operations of our pre-acquisition business, which consisted primarily of the operations of Drone Aviation, are included in our consolidated operating results only from the date of acquisition of ComSovereign, November 27, 2019.

ComSovereign Corp. was incorporated in the state of Delaware on January 10, 2019 and commenced operations through a series of acquisitions.

On January 31, 2019, ComSovereign acquired the capital stock of VEO, a San Diego, California-based research and development company innovating SiP technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment.

On January 31, 2019, ComSovereign acquired the capital stock of InduraPower, a Tucson, Arizona-based developer and manufacturer of intelligent batteries and back-up power supplies for network systems and telecom nodes. It also provides power designs and batteries for the aerospace, marine and automotive industries.

On March 4, 2019, ComSovereign acquired the capital stock of Silver Bullet, a California-based engineering firm that designs and develops next generation network systems and components, including large scale network protocol development, software-defined radio systems and wireless network designs.

On April 1, 2019, ComSovereign acquired the equity securities of DragonWave, a Dallas-based manufacturer of high-capacity microwave and millimeter point-to-point telecom backhaul radio units. DragonWave and its predecessor have been selling telecom backhaul radios since 2012 and its microwave radios have been installed in over 330,000 locations in more than 100 countries worldwide. According to a report by the U.S. Federal Communications Commission, as of December 2019, DragonWave was the second largest provider of licensed point-to-point microwave backhaul radios in North America.

On April 1, 2019, ComSovereign acquired the capital stock of Lextrum, a Tucson, Arizona-based developer of full-duplex wireless technologies and components, including multi-reconfigurable RF antennae and software programs. This technology enables the doubling of a given spectrum band by allowing simultaneous transmission and receipt of radio signals on the same frequencies.

On November 30, 2019, following our acquisition of ComSovereign, we changed our corporate name to ComSovereign Holding Corp.

On March 6, 2020, our newly-formed subsidiary, Sovereign Plastics, acquired substantially all of the assets of a Colorado Springs, Colorado-based manufacturer of plastic and metal components to third-party manufacturers. We acquired our Sovereign Plastics business to increase our operating margins by reducing the manufacturing and production costs of our telecom products. Sovereign Plastics will also primarily operate as the material, component manufacturing and supply chain source for all of our subsidiaries. We do not expect the revenues of Sovereign Plastics from sales to third parties to be material.

Each of our subsidiaries was acquired to address a different opportunity within the North American telecom infrastructure and service market.

Principle of Consolidation

Our consolidated financial statements included in this Annual Report include our accounts and those of our subsidiaries: Drone AFS Corp., Lighter Than Air Systems Corp., DragonWave, Lextrum, Silver Bullet, VEO and InduraPower.

Segment Information

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer, who currently reviews the financial performance and the results of operations of our operating subsidiaries on a consolidated basis when making decisions about allocating resources and assessing performance of our company. Accordingly, we currently consider ourselves to be in a single reporting segment for reporting purposes focused on the North American development, manufacturing and production of products and services for the telecom infrastructure market.

As we are still in the early stages of developing our company, we have historically managed our subsidiaries within this single operating segment and do not assess the performance of our product lines or geographic regions or other measures of income or expense, such as product expense, operating income or net income. Each of our subsidiaries is operated under the same senior management of our company, and we view the operations of our subsidiaries as a whole for making business decisions. Employees of one subsidiary, particularly mechanical engineers, are often called upon to assist in the operations of another subsidiary. As the development of our company matures and we move toward full scale production with increased marketing efforts, we will continue to evaluate additional segment disclosure requirements.

Significant Components of Our Results of Operations

Revenues

Our revenues are generated primarily from the sale of our products, which consist primarily of backhaul telecom radios and tethered aerostats and drones. At contract inception, we assess the goods and services promised in the contract with customers and identify a performance obligation for each. To determine the performance obligation, we consider all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration expected to be received in exchange for transferring goods and services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met.

We expect our total revenues for the year ending December 31, 2020 (“fiscal 2020”) to materially exceed those of fiscal 2019 for the following reasons:

●	ComSovereign experienced working capital shortages during fiscal 2019 due in part to preparatory actions, including manufacturing line readiness and subsidiary integration actions, which impeded the ability of DragonWave to have products manufactured and shipped during the period. As of December 31, 2019, we had a backlog of orders for our mobile network backhaul products in the amount of $542,543 with the majority of the products shipped in the first quarter of 2020 and the remainder of the products shipped in the second quarter of 2020.

●	As discussed below, our fiscal 2019 revenues did not include the 2019 revenues of Drone Aviation prior to November 27, 2019. In 2020, we will include all of the revenues of Drone Aviation in our consolidated results of operations.

●	During fiscal 2019, we received only nominal revenues from the sale of prototype intelligent battery back-up power solutions. In 2020, we expect to commence commercial production of our intelligent batteries for the telecom, aerospace and transportation industries, which we expect will significantly increase our revenues from the sale of those products.

During fiscal 2019, approximately 34% of our sales were to customers located outside of the United States, primarily in Saudi Arabia and Canada. We expect that over the short term the percentage of our sales to foreign customers will increase during the build-up of our domestic sales and service teams. Notwithstanding such percentage increase, we expect the sales of tethered aerostats and drones will primarily be to the domestic market customers, primarily to the U.S. government and its agencies, even if such systems are for integration into foreign locations.

Cost of Goods Sold and Gross Profit

Our cost of goods sold is comprised primarily of the costs of manufacturing products, procuring finished goods from our third-party manufacturers, third-party logistics and warehousing provider costs, shipping and handling costs and warranty costs. We presently outsource the manufacturing of DragonWave’s microwave products to a single third-party manufacturer, Benchmark, which manufactures our products from its facilities. Cost of goods sold also includes costs associated with supply operations, including personnel-related costs, provision for excess and obsolete inventory, third-party license costs and third-party costs related to the services we provide. Additionally, cost of goods sold does not include any depreciation and amortization expenses as we separate depreciation and amortization expense into its own category within operating expenses.

Gross profit has been and will continue to be affected by various factors, including changes in our supply chain and evolving product mix. The margin profile of our current products and future products will vary depending on operating performance, features, materials, manufacturer and supply chain. Gross margin will vary as a function of changes in pricing due to competitive pressure, our third-party manufacturing, our production costs, costs of shipping and logistics, provision for excess and obsolete inventory and other factors. We expect our gross margins will fluctuate from period to period depending on the interplay of these various factors.

Operating Expenses

We classify our operating expense as research and development, sales and marketing, and general and administrative. Personnel costs are the primary component of each of these operating expense categories, which consist of cash-based personnel costs, such as salaries, sales commissions, benefits and bonuses. Additionally, we separate depreciation and amortization expense into its own category.

Research and Development

In addition to personnel-related costs, research and development expense consists of costs associated with the design and development of our products, product certification, travel and recruiting. We generally recognize research and development expense as incurred. Development costs incurred prior to establishment of technological feasibility are expensed as incurred. We expect our research and development costs to continue to increase as we develop new products and modify existing products to meet the changes within the telecom landscape.

Sales and Marketing

In addition to personnel costs for sales, marketing, service and product management personnel, sales and marketing expense consists of the expenses associated with our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, national and local regulatory approvals of our products, travel, entertainment and recruiting. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales, marketing, service and product management organization in support of our investment in our growth opportunities, whether through the development and rollout of new or modified products or through acquisitions. We expect our sales and marketing expense to increase materially in the year ending December 31, 2020 as we ramp up our sales and marketing efforts in the third and fourth quarters to correspond to our increased production efforts relating to certain of our telecom products.

General and Administrative

In addition to personnel costs, general and administrative expense consists of professional fees, such as legal, audit, accounting, information technology and consulting fees; share-based compensation; and facilities and other supporting overhead costs. We expect general and administrative expense to increase in absolute dollars as we continue to expand our product offerings and expand into new markets. During fiscal 2020, we expect to incur increases in supporting overhead costs, professional fees, transfer agent fees and expenses; development costs and other expenses related to operating as a public company.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation related to fixed assets such as test equipment, research and development equipment, computer hardware, production fixtures and leasehold improvements, as well as amortization related to definite-lived intangibles.

Interest Expense

Interest expense is comprised of interest expense associated with our secured notes payable, notes payable and senior convertible debentures. The amortization of debt discounts is also recorded as part of interest expense. As many of our debt instruments are currently past due and, as a result, are accruing interest at increased interest rates, if we are able to refinance our debt or issue equity to reduce our outstanding debt, our interest expense would decrease due to lower interest rates on our debt or lower debt balances.

Provision for Income Taxes

Current and deferred income tax expense or benefit in any given period will depend upon a number of events and circumstances, one of which is the income tax net income or loss from operations for the period which is usually different from the U.S. GAAP net income from operations for the period due to differences in tax laws and timing differences. See Note 16 – Income Taxes in the Notes for a reconciliation on U.S. GAAP income or loss and tax income or loss. Management assesses our deferred tax assets in each reporting period, and if it is determined that it is not more likely than not to be realized, we will record a change in our valuation allowance in that period.

Results of Operations

(Amounts in US$’s, except share data)	January 10, 2019 (Inception) to December 31, 2019
Revenue	$4,712,212
Cost of Goods Sold (1)	2,990,716
Gross Profit	1,721,496

Operating Expenses
Research and development (1)	174,257
Sales and marketing (1)	6,222
General and administrative (1)	14,325,078
Depreciation and amortization	7,567,184
Gain on sale of fixed assets	(98,410)
Total Operating Expenses	21,974,331
Net Operating Loss	(20,252,835)
Other Income (Expenses)
Loss on conversion of debt	(2,640,000)
Net loss on extinguishment of debt	(434,774)
Foreign currency transaction gain	191,547
Interest expense	(8,399,663)
Other expense	(147,430)
Total Other Expenses	(11,430,320)
Net Loss Before Income Taxes	(31,683,155)
Deferred Tax Benefit	4,137,900
Net Loss	$(27,545,255)
Basic and Diluted Loss Per Share	$(0.57)

(1)	These are exclusive of depreciation and amortization

For January 10, 2019 (inception) to December 31, 2019

Total Revenues

Total revenues were $4,712,212 for the period from January 10, 2019 (inception) to December 31, 2019 (“fiscal 2019”), which were derived primarily from mobile network backhaul products and to a lesser extent, from the sale of our aerostat products and accessories after November 27, 2019, the date of the ComSovereign Acquisition, and from the test-market sale of certain high-performance after-market models of our intelligent batteries. Our fiscal 2019 revenues did not include 2019 revenues of Drone Aviation for the period prior to the ComSovereign Acquisition, which amounted to $5,783,956.

Cost of Goods Sold and Gross Profit

Cost of goods sold were $2,990,716 for fiscal 2019, which primarily consisted of the payment to our contact manufacturer for the production of our mobile network backhaul products and the materials, parts and labor associated with the manufacturing of our aerostat products and accessories and our intelligent batteries. Gross profit for the period was $1,721,496 with a gross profit margin of 37% for the same period. Our fiscal 2019 cost of goods sold did not include 2019 cost of goods sold of Drone Aviation for the period prior to the ComSovereign Acquisition which amounted to $2,388,193.

Research and Development Expense

Research and development expense was $174,257 for fiscal 2019, which primarily consisted of payroll and related costs.

Sales and Marketing Expense

Sales and marketing expense was $6,222 for fiscal 2019, due to the limited sales and marking efforts we undertook in fiscal 2019.

General and Administrative Expense

General and administrative expense was $14,325,078 for fiscal 2019, which consisted of payroll and related costs of $3,896,325, business overhead costs of $2,497,008, share-based compensation of $258,256 and company formation costs of $7,673,489 that primarily consisted of consulting fees, legal fees and valuation services in connection with the five acquisitions completed by ComSovereign in fiscal 2019.

Depreciation and Amortization

Depreciation and amortization were $7,567,184 for fiscal 2019, which primarily included $6,943,300 of amortization on definite-lived intangible assets as well as $623,884 of depreciation on test equipment, research and development equipment, computer hardware, production fixtures and leasehold improvements.

Gain on Sale of Fixed Asset

The gain on sale of fixed assets was $98,410 resulting from the sale of test equipment during fiscal 2019.

Other Income and Expenses

Total other expenses were $11,430,320 for fiscal 2019, which consisted of $8,399,663 of interest expense and amortized discounts and debt issuance costs on our outstanding debt, a $2,640,000 loss on conversion of debt, a $434,774 net loss on extinguishment of debt and other expense of $147,430, which was partially offset by a $191,547 gain on foreign exchange transactions.

Provision for Income Taxes

The provision for income taxes for fiscal 2019 was a deferred tax benefit of $4,137,900 based on a pre-tax loss of $31,683,155 and a valuation allowance of $3,762,800 resulting in an effective tax rate of 13.1% for fiscal 2019.

Net Loss

Net loss was $27,545,255 for fiscal 2019 related to the items described above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2019, we had $812,452 in cash and $2,168,659 in accounts receivable. In addition, we had total current assets of $8,665,369 and total current liabilities of $15,142,599, or negative working capital of $6,477,230 as of December 31, 2019.

On or prior to December 31, 2020, we have undiscounted obligations due relating to the payment of indebtedness, excluding forgivable debt related to the CARES Act, as follows:

●	$788,709 related to secured notes payable that are past due;

●	$1,050,100 related to notes payable that are past due;

●	$125,000 related to senior convertible debentures that are past due;

●	$245,859 related to two secured notes payable classified as current due to breach of clauses which can be called for immediate repayment at any time;

●	$600,000 related to a secured notes payable that is due in the fourth quarter of 2020;

●	$8,491,550 related to notes payable that are due in the third quarter of 2020;

We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to December 31, 2020 from earnings from operations, including, in particular, DragonWave, which was acquired in April 2019, and possibly from the proceeds of additional indebtedness or equity raises. If we are not successful in obtaining additional financing when required, we expect that we will be able to renegotiate and extend certain of our notes payable as required to enable us to meet our debt obligations as they become due, although there can be no assurance that we will be able to do so.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. We have been investing in research and development in anticipation of increasing revenue opportunities in our cellular network solutions business, which has contributed to our losses from operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through December 31, 2020, including the reduction of certain general and administrative expenses such as travel, facilities cost and downsizing. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches the then-current revenue and expense levels. We also are evaluating other measures to further improve our liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party and third-party debt by converting such debt into common shares. In March and April 2020, we entered into agreements with certain debt holders to extend the maturity dates on such debt. We are currently in discussions with potential investors regarding the sale of our equity securities to enhance our liquidity position. Our management believes that these actions will enable us to meet our liquidity requirements through June 2021. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during the next 12 months.

We plan to generate positive cash flow from our recently-completed acquisitions to address some of our liquidity concerns. However, to execute our business plan, service our existing indebtedness, finance our proposed acquisitions and implement our business strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form. The report of our independent registered public accountants on our financial statements for the period January 10, 2019 (inception) through December 31, 2019 stated that our losses, negative cash flows from operations, limited capital resources and accumulated deficit raise substantial doubt about our ability to continue as a going concern.

We had capital expenditures of $87,038 in fiscal 2019. We expect our capital expenditures for next 12 months will be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Line of Credit and Debt Agreements

Line of Credit

In 2017, we issued a promissory note (the “CNB Note”) to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000. Through various amendments, the CNB Note had a maturity date of August 2, 2020 and allowed for a CNB line of credit with advances that could have been requested until the maturity date of August 2, 2020 so long as no event of default existed under the CNB Note or certain other events.

The CNB Note bore an interest rate equal to the average of the interest rates per annum at which U.S. dollars were offered in the London Interbank Borrowing Market (“LIBOR”) for a 30-day period (the “Index”) plus 2.9 percentage points over the Index. A late charge of 5.0% of any monthly payment not received by CNB within 10 calendar days after its due date would have been charged. Prepayment of the CNB Note was allowed at any time without penalty. In the event of a default, the interest rate would increase to the highest lawful rate. As of December 31, 2019, the interest rate on the CNB Note is 4.6% per annum.

We and our former Chairman and Chief Executive Officer, Jay Nussbaum, were obligated to maintain a minimum average annual balance of $1,600,000 in the aggregate with CNB. In the event we did not maintain this account balance, CNB could charge us a fee equal to 2% of the deficiency as additional interest under the CNB Note. The CNB Note was personally guaranteed by Mr. Nussbaum and his estate, who along with us were obligated to maintain an aggregate unencumbered liquidity of no less than $6,000,000. In addition, the CNB Note was secured by all of Drone Aviation’s accounts, inventory and equipment along with an assignment of a $120,000 bank account that we maintained at CNB. As of December 31, 2019, $2,000,000 was drawn against the CNB line of credit.

On March 19, 2020, we entered into a note payable with the estate of Mr. Nussbaum in the amount of $2,022,722 bearing interest at 5% per annum with a maturity date of August 31, 2020. Interest payments of $8,428 are due monthly while the full principal amount is due at maturity. The proceeds of the note payable were used to repay the balance of the CNB Note.

Secured Notes Payable

In August 2016, InduraPower entered into a promissory note not to exceed the principal amount of $550,000 bearing interest at 8.5% per annum with a maturity date of August 31, 2018. InduraPower could draw funds under the note through February 28, 2017. Interest on this note was payable monthly and the full principal balance was due at maturity. On September 11, 2019, the note was amended and both parties agreed that the outstanding balance of $813,709 would be due on February 28, 2020. This promissory note is secured by substantially all of the assets of InduraPower. As of December 31, 2019, an aggregate principal amount of $788,709 was outstanding under this note. This note is currently past due.

In August 2016, InduraPower entered into a promissory note in the principal amount of $50,000 with an interest of 7.785% per annum and a maturity date of September 1, 2021. Beginning April 1, 2017, equal monthly payments of $1,011 for interest and principal are due on the note for 60 consecutive months. This promissory note is secured by business equipment, certain real estate and cash accounts of InduraPower and is guaranteed by certain officers of InduraPower. As of December 31, 2019, an aggregate principal amount of $21,571 was outstanding under this note. This note is classified as current as of December 31, 2019. See Note 10 – Debt Agreements in the Notes.

In August 2016, InduraPower entered into a promissory note in the principal amount of $450,000 that bears interest at 9.0% per annum and matures on March 1, 2022. Accrued interest only payments were due monthly beginning October 1, 2016 through March 1, 2017. Monthly payments of $9,341 for interest and principal are due on this note for the following 60 consecutive months. This promissory note is secured by all assets, certain real estate and cash accounts of InduraPower and is guaranteed by certain officers of InduraPower. As of December 31, 2019, an aggregate principal amount of $224,288 was outstanding under this note. This note is classified as current as of December 31, 2019. See Note 10 – Debt Agreements in the Notes.

In November 2019, DragonWave entered into a secured loan agreement with an individual lender pursuant to which DragonWave received a $2,000,000 loan that bears interest at the rate of 9% per annum and matures on November 26, 2021. Accrued interest is calculated on a compound basis and is payable semi-annually in May and November of each year. Principal is due in full at maturity but can be prepaid in full or in part without penalty. The loan is secured by all of the assets of DragonWave and is guaranteed by ComSovereign. As of December 31, 2019, an aggregate principal amount of $2,000,000 was outstanding under this loan.

On February 26, 2020, we entered into a $600,000 secured business loan bearing interest at 81.74% per annum that matures on December 26, 2020. Principal and interest payments of $19,429 are due weekly. The loan is secured by our assets.

Convertible Note Payable

On April 29, 2020, we entered into a securities purchase agreement pursuant to which we issued a convertible promissory note in the principal amount of $285,714 with an original issue discount of $35,714 and warrants to purchase 158,730 shares of our common stock for proceeds of $250,000. The note bears interest at a rate of 12.5% per annum and matures on January 29, 2021. Within three business days of filing this Annual Report with the SEC, the investor is required to purchase, and we are required to issue and sell to the investor, an additional convertible promissory note in the principal amount of $285,714 with an original issue discount of $35,714 along with warrants to purchase an additional 158,730 shares of our common stock for proceeds of $250,000. This note will bear interest at 12.5% per annum and mature on January 29, 2021. The investor will not be required to purchase the additional securities if we are in default under the outstanding note or if certain other conditions are not met.

Notes Payable

We have one financing loan for certain of our equipment that bears interest at 8.775% per annum and is due September 15, 2020. As of December 31, 2019, the loan had an outstanding balance of $3,828.

In September 2017, InduraPower entered into a promissory note in the principal amount of $137,500 that bore interest at a rate of 12% per annum and was due on October 17, 2017. The note was repaid during fiscal 2019. On June 10, 2019, InduraPower entered into a new promissory note with the same lender for $200,000 with an original issue discount of $6,000 and a maturity date of July 9, 2019. The full $200,000 balance was due at maturity. Additionally, on August 14, 2019, InduraPower sold to the same lender an additional $200,000 promissory note that matured on September 1, 2019. As these notes are currently past due, interest is accrued at a rate of 18% per annum on each note. As of December 31, 2019, an aggregate principal amount of $400,000 was outstanding under these notes.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of a promissory note in the principal amount of $500,000 bearing interest at 12.0% per annum with a maturity date of October 17, 2017. On October 1, 2019, the maturity date was extended until September 30, 2020 and the interest rate was reduced to 10% per annum. All unpaid accrued interest from October 2017 through September 30, 2019 was converted into 150,000 shares of common stock of ComSovereign. Accrued interest and the full principal balance are due at maturity. As of December 31, 2019, an aggregate principal amount of $500,000 was outstanding under this note. On April 30, 2020, we also issued 14,496 shares of common stock in lieu of an aggregate cash interest payment payable by ComSovereign through December 31, 2019 on this outstanding note payable.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of a promissory note in the principal amount of $175,000 that bore interest at the rate of 15% per annum and was due on November 30, 2017. The interest rate increased to 18% per annum when the note became past due. On October 1, 2019, ComSovereign amended the promissory note to extend the maturity date to September 30, 2020 and to change the interest rate to 10% per annum. Both parties to the note also agreed to convert all unpaid accrued interest into 10,000 shares of common stock of ComSovereign. Accrued interest and principal are due and payable at maturity. As of December 31, 2019, an aggregate principal amount of $175,000 was outstanding under this note.

In October 2017, DragonWave entered into a 90-day promissory note in the principal amount of $4,400,000 and received proceeds of $4,000,000. Through several amendments, accrued interest was charged at the rate of 8% per annum, payment terms were amended and the maturity date was extended to February 28, 2019. On September 3, 2019, the promissory note was increased to $5,000,000 as all unpaid accrued interest was added to the principal balance. Additionally, the maturity date was extended to March 30, 2020 and the interest rate was changed to 10% per annum. Under this new amendment, principal and interest payments are due and payable monthly. As of December 31, 2019, an aggregate principal amount of $5,000,000 was outstanding under this note. On April 21, 2020, the maturity date of this note was extended to August 31, 2020, and the interest rate was increased to 12% per annum.

On June 10, 2019, ComSovereign entered into a promissory note in the principal amount of $200,000 with an original issue discount of $6,000 and a maturity date of July 9, 2019. The full $200,000 balance was due at maturity. Since this note was not repaid and is currently past due, interest is being accrued at a rate of 18% per annum. As of December 31, 2019, an aggregate principal amount of $200,000 was outstanding under this note.

On November 7, 2019, ComSovereign entered into several promissory notes in the aggregate principal amount of $450,100 that bore interest at 133% per annum which matured on December 6, 2019. An aggregate principal amount of $200,100 was owed to three related parties out of the $450,100 promissory notes. Accrued interest and principal were due and payable at maturity. These notes are currently past due. As of December 31, 2019, an aggregate principal amount of $450,100 was outstanding under these notes.

On March 5, 2020, Sovereign Plastics issued a promissory note in the principal amount of $500,000 that matures on September 4 for $450,000. Additionally, in lieu of interest, we issued to the lender 50,000 shares of our common stock.

On May 29, 2020, DragonWave issued a promissory note in the principal amount of $290,000 with an original issue discount of $40,000 for proceeds of $250,000. The note matures on September 30, 2020 and will bear interest at the rate of 12% per annum on any principal balance not paid from the maturity date until paid in full. The promissory note is guaranteed by our company and Mr. Hodges.

Senior Convertible Debentures

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of $100,000 aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $8.00 or (2) 80% of the common stock price offered under the next equity offering. As of December 31, 2019, an aggregate principal amount of $100,000 was outstanding under these debentures. These debentures are past due and interest accrues at a rate of 15% per annum. On April 30, 2020, these debentures were modified to remove the conversion feature and only have settlement through cash.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of $25,000 aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $8.00 or (2) 80% of the common stock price offered under the next equity offering. As of December 31, 2019, an aggregate principal amount of $25,000 was outstanding under these debentures. These debentures are past due and interest accrues at a rate of 15% per annum. On April 30, 2020, these debentures were modified to remove the conversion feature and only have settlement through cash.

On September 24, 2019, ComSovereign sold $250,000 aggregate principal amount of 10% Senior Convertible Debentures that bear interest at a rate of 10% per annum and mature on December 31, 2021. Interest is paid semi-annually in arrears in June and December of each year in cash or, at ComSovereign’s option, in shares of common stock at the conversion price that was equal to the lesser of (1) $2.50 or (2) a future effective price per share of any common stock sold. Upon an event of default, the interest rate shall automatically increase to 15% per annum. As of December 31, 2019, an aggregate principal amount of $250,000 was outstanding under these debentures. On April 30, 2020, these debentures were amended to provide for the conversion of the debentures into shares of our common stock instead of ComSovereign’s common stock. Additionally, the conversion price was changed from $2.50 per share to $0.756 per share.

Payroll Protection Program of the CARES Act

During April and May 2020, we and our subsidiaries received an aggregate of $455,185 under the Paycheck Protection Program (“PPP”) of the CARES Act of 2020. These loans are to cover 24 weeks of payroll expenses and may be used for a variety of other needs such as: payroll costs, salaries or commissions, rent, utilities and interest on other outstanding debt. Management believe it is complying with the rules for forgiveness of these funds received under the PPP of the CARES Act.

Return of Inventory and Cash Payment

On February 7, 2020, DragonWave agreed to repurchase inventory held by Tessco, one of DragonWave’s customers and note holders. Upon receipt of the inventory, which is valued at $121,482, DragonWave agreed to reimburse Tessco $56,766, representing the balance due after making an initial payment of $60,000. The return of inventory and payment to Tessco of $56,766 was required by February 28, 2020, but has not yet been made. On June 5, 2020, Tessco filed a complaint for confessed judgment against DragonWave in the Circuit Court for Baltimore, Maryland, Case No. 5539212, for approximately $60,000, which it claims is the reimbursement amount. We do not intend to oppose the entry of this judgment.

Sources and Uses of Cash

(Amounts in US$’s)	January 10, 2019 (Inception) to December 31, 2019
Cash flows used in operating activities	$(6,853,247)
Cash flows provided by investing activities	2,838,235
Cash flows provided by financing activities	4,850,847
Effect of exchange rates on cash	(23,383)
Net increase in cash and cash equivalents	$812,452

Operating Activities

Net cash used in operating activities for fiscal 2019 was $6,853,247. Net cash used in operating activities primarily consisted of the net operating loss of $27,545,255, which was partially offset by depreciation and amortization of $7,567,184 and amortized discounts and debt issuance costs on our outstanding debt of $8,458,341. Additionally, working capital changes provided $4,908,914 in cash during the period.

Investing Activities

Net cash provided by investing activities for fiscal 2019 was $2,838,235. Net cash provided by investing activities primarily consisted of cash acquired from acquisitions of $2,925,273, which was offset by purchases of property and equipment of $87,038.

Financing Activities

Financing activities for fiscal 2019 provided cash of $4,850,847. Financing activities primarily consisted of $6,249,170 of proceeds from the issuance of debt and $485,000 of proceeds from the issuance of related party debt, which was offset by the repayment of $1,808,323 of debt and $80,000 of debt issuance costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

Management believes that there have not been any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

Critical Accounting Policies and Estimates

The following is not intended to be a comprehensive list of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies in the Notes. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the policies and estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results dependent on estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. Preparation of this Annual Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

Accounts Receivable and Credit Policies

Trade accounts receivable consist of amounts due from the sale of our products. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 45 days of receipt of the invoice. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. At December 31, 2019, we characterized $690,830 as uncollectible.

Beneficial Conversion Features and Warrants

We evaluate the conversion feature of convertible debt instruments to determine whether the conversion feature is beneficial as described in ASC 470-30, Debt with Conversion and Other Options. We record a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and record the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital. We calculate the fair value of warrants with the convertible instruments using the Black-Scholes valuation model. The Black-Scholes valuation model requires various inputs such as the annualized volatility of our stock, stock price and annual risk-free rate of return. As a private company for the majority of 2019, we had to rely on factors outside the public markets for the inputs. If different inputs were used or different judgments were made, the results could have a material adverse effect on our financial statements.

Under these guidelines, we allocate the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value of the BCF and warrants are recorded as a debt discount and is accreted over the expected term of the convertible debt as interest expense.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The principles in the standard are applied in five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. We adopted Topic 606 as of January 10, 2019 (date of inception).

Our revenue recognition policies are consistent with this five-step framework. Understanding the complex terms of agreements and determining the appropriate time, amount and method to recognize revenue for each transaction requires judgment. These significant judgments include: (1) determining what point in time or what measure of progress depicts the transfer of control to the customer; (2) applying the series guidance to certain performance obligations satisfied over time; and (3) estimating how and when contingencies, or other forms of variable consideration, will impact the timing and amount of recognition of revenue. The timing and revenue recognition in a period could vary if different judgments were made.

Long-Lived Assets and Goodwill

We account for long-lived assets in accordance with the provisions of ASC 360-10-35, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

We account for goodwill and intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. We are responsible for determining the valuation of assets and liabilities and for the allocation of purchase price to assets acquired and liabilities assumed.

Assumptions must be made in determining fair values, particularly where observable market values do not exist. Assumptions may include discount rates, growth rates, cost of capital, tax rates and remaining useful lives. These assumptions can have a significant impact on the value of identifiable assets and accordingly can impact the value of goodwill recorded. Different assumptions could result in different values being attributed to assets and liabilities. Since these values impact the amount of annual depreciation and amortization expense, different assumptions could also impact our statement of operations and could impact the results of future asset impairment reviews. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our goodwill, if different assumptions and estimates were used, it could have an adverse effect on our impairment analysis.

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

In determining the grant date fair value of share-based awards, we must estimate the expected volatility, forfeitures and performance attributes. Since share-based compensation expense can be material to our financial condition, different assumptions and estimates could have a material adverse effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required under Regulation S-K for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated balance sheet as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from January 10, 2019 (inception) to December 31, 2019, together with the related notes and the report of our independent registered public accounting firm, begin on page F-2 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that we file with SEC under the Exchange Act is recorded, processes, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

We are continuing to grow and evolve. During fiscal 2019, we acquired five different companies and continue to acquire companies. Our growth and the absorption of acquired companies increases the strain on our limited staff and our accounting systems. Additionally, operations do not yet generate enough cash to fund operations causing management to rely on financing activities to maintain the level of operations and funding needed for anticipated growth. In combination, these activities put stress on our overall controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, consisting of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, consisting of our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. As such, material weaknesses identified below were discovered:

●	management lacks personnel with sufficient knowledge and experience with U.S. GAAP to prepare and review our financial statements, footnotes and supporting schedules;

●	we did not effectively segregate certain accounting duties due to the small size of our accounting staff;

●	we have identified a significant number of material transactions that were not properly recorded or were not recorded at all in the subsidiary ledgers;

●	a lack of timely reconciliations of the account balances affected by the improperly recorded or omitted transactions; and

●	there is a lack of documented and tested internal controls to meet the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002.

Our management, consisting of our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. In addition, as conditions change over time, so too may the effectiveness of internal controls. However, management believes that the financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the period presented.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to ensure that material information regarding our operations is made available to management and the Board of Directors to provide them reasonable assurance that the published financial statements are fairly presented. There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. As conditions change over time so too may the effectiveness of internal controls.

Our management, consisting of our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of December 31, 2019 based on the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, and taking into account the operating structure of our company as it has existed from January 10, 2019 (date of inception) through December 31, 2019, as well as the five acquisitions achieved by our subsidiary, ComSovereign Corp., as a privately-held company in fiscal 2019, management identified the material weaknesses with respect to deficiencies in our financial closing and reporting procedures identified above. Management believes this is due to a lack of resources. Management intends to add accounting personnel and operating staff and more sophisticated systems in order to improve our reporting procedures and internal controls, subject to available capital. Until we have adequate resources to address these issues, any material weaknesses may materially adversely affect our ability to accurately report our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements of our various financing agreements.

As a result of the business acquisitions and reverse merger completed during the year, there were significant changes to our internal control over financial reporting during our fiscal year ended December 31, 2019 that materially affected our internal control over financial reporting that resulted in the material weaknesses identified above. Also described above are management’s plans to address those material weaknesses.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. Our Board of Directors elects our executive officers annually by majority vote. Each director’s term continues until his or her successor is elected or qualified at the next annual meeting, unless such director earlier resigns or is removed.

Name	Age	Positions and Offices
Daniel L. Hodges	53	Chairman of the Board and Chief Executive Officer
John E. Howell	49	President and Director
Brian T. Mihelich	53	Chief Financial Officer
Dr. Dustin McIntire	45	Chief Technology Officer
Kevin M. Sherlock	58	General Counsel and Secretary
David Aguilar	64	Director
Richard J. Berman	77	Director
Brent M. Davies	71	Director
James A. Marks	66	Director

The following is information about the experience and attributes of the members of our Board of Directors and senior executive officers as of the date of this Annual Report. The experience and attributes of our directors discussed below provide the reasons that these individuals were selected for board membership, as well as why they continue to serve in such positions.

Daniel L. Hodges, 53, was appointed our Chairman and Chief Executive Officer upon the closing of the ComSovereign Acquisition on November 27, 2019. Prior to joining our company, beginning in January 2019, Mr. Hodges was the Chief Executive Officer and co-founder of ComSovereign. In 2016, prior to his tenure with ComSovereign, Mr. Hodges founded Transform-X, Inc., the former owner of ComSovereign’s DragonWave-X and Lextrum subsidiaries, and served as Chairman from 2016 to January 2019. Mr. Hodges also founded and served as Chief Executive Officer of Medusa Scientific LLC, a science and engineering research and development company (“Medusa”). When one of Medusa’s technologies showed commercial promise, he made the decision to spin it off and formed TM Technologies, Inc., a ‘sister-company,’ in 2013 to commercialize the proprietary modulation technology owned by Medusa. He continues to serve as Board Chairman and Chief Executive Officer of TM Technologies, Inc. We believe Mr. Hodges has an extraordinary business development mind-set, strong investigative research experience and deep experience within both the commercial sector and the U.S. Department of Defense and related areas. In addition to his commercial successes, Mr. Hodges served for 26 years as a military member, rising to the rank of Lieutenant Colonel and spending his last 18 years in service as a senior flight instructor with the Air National Guard. Mr. Hodges retired from the military in September 2014. In addition, Mr. Hodges holds multiple U.S. patents as inventor, including a “Method and System for a Grass Roots Intelligence Program” along with numerous radar and communications and radar related technologies. As an author, he wrote and published a volume titled “Future Span” covering current and future U.S. energy paradigms. As the founder and leader of multiple enterprises, he has built organizations from inception that included subsidiaries covering focus areas of aerospace, marine, communications and scientific research and development.

John E. Howell, 49, was appointed our President and as a director of our company upon the closing of the ComSovereign Acquisition on November 27, 2019. Prior to joining our company, beginning in January 2019, Mr. Howell was President and a director of ComSovereign. In 2016, prior to his tenure with ComSovereign, Mr. Howell founded Transform-X, Inc., the former owner of ComSovereign’s DragonWave-X and Lextrum subsidiaries, and served as its President from 2016 to January 2019. Since November 2015, Mr. Howell has also held senior roles within TM Technologies, Inc., including as President of TM Global, LLC. Prior to joining TM Global, Mr. Howell was a Co-Founder of the Willowdale Family of boutique advisory companies. Mr. Howell continues to serve as Willowdale’s Non-Executive Chairman. Outside of leading efforts on behalf of Willowdale’s clients, Mr. Howell is also an active leader with a number of national non-profits, particularly in the fields of children’s health and veterans’ affairs. Mr. Howell was an early member of the Business Advisory Committee for the Muscular Dystrophy Association’s venture philanthropy activity. Mr. Howell also serves as one of the four directors of The Rip Van Winkle Foundation, the New York-based Foundation funded largely with proceeds from the estate of late New York Yankee, Henry “Lou” Gehrig and his wife Eleanor. Previously, Mr. Howell served the U.S. government in a variety of uniformed and civilian capacities worldwide for the United States Army and Central Intelligence Agency. Mr. Howell is both Airborne and Ranger Qualified. Mr. Howell is a Fulbright Scholar and alumnus of Davidson College in Davidson, North Carolina.

Brian T. Mihelich, 53, was appointed our Chief Financial Officer on January 2, 2020. Prior to assuming the role of our Chief Financial Officer, Mr. Mihelich was, since September 2019, the Chief Financial Officer of our ComSovereign Corp. subsidiary, which we acquired in connection with the ComSovereign Acquisition on November 27, 2019. Prior to joining ComSovereign Corp., Mr. Mihelich was from July 2015 to February 2019 Vice President – Managed Services at Ericsson. From 2014 to July 2015, Mr. Mihelich was Head of Operations of the Vodafone account at Ericsson. We believe Mr. Mihelich has significant experience in the telecom sector where he has had senior management responsibilities for numerous business relationships, including with AT&T, Sprint, Vodafone, Napster, Google and Facebook. He has managed operations with sales of up to $750 million and up to 600 direct and indirect employee reports. Mr. Mihelich served with distinction in the U.S. Air Force, and has also worked for the U.S. Securities and Exchange Commission. Mr. Mihelich earned a B.S. in Business Administration from Northern Michigan University, and an MBA from the University of Texas.

Dr. Dustin McIntire, 45, was appointed our Chief Technology Officer upon the closing of the ComSovereign Acquisition on November 27, 2019. Dr. McIntire is an electrical design engineer with more than 20 years of experience designing hardware and software for embedded and consumer electronics, wireless communications systems, and the Internet of Things. Additionally, he has an acute broad area expertise over several technological fields and is a skilled technologist and systems architect with a history of successfully leading projects and teams from concept through production utilizing extensive background in computer architecture, low power circuits, embedded software, and communications protocols. He possesses a sharp ability to architect, design, fabricate, and manufacture successful products from concept to high volume production. Examples include co-founding of a cloud-based SaaS company providing IoT services, hosting hundreds of thousands of devices for multiple Fortune 500 companies, and developing a scalable edge computing system to perform distributed tracking using multimodal sensing assets. Companies he has led as either Chief Technologist, Chief Technology Officer or Chief Executive Officer include Tranzeo Wireless Technologies, Inc., Arrayent, Inc., Prodeo Systems, Inc. and Silver-Bullet Technology, Inc. He holds a B.S. from Stanford, and M.S. and Ph.D. degrees in Electrical Engineering from UCLA.

Kevin M. Sherlock, 58, was appointed our General Counsel and Secretary on January 2, 2020. Prior to joining our company, Mr. Sherlock was a partner in the law firm of Heurlin & Sherlock, PC, in Tucson, Arizona, which he co-founded in 2008 and where he focused primarily on business litigation, securities arbitration, and security clearance matters. While in the private practice of law, Mr. Sherlock also gained considerable experience in corporate structures and mergers and acquisition work. Mr. Sherlock is licensed to practice law in Washington D.C., Florida and Arizona. Mr. Sherlock earned a Bachelor of Science degree in Multinational Business Operations from Florida State University and a Juris Doctorate from Georgetown University Law Center.

David Aguilar, 64, was appointed to our Board of Directors on January 9, 2017. On September 4, 2019, following the demise of our former Chairman and Chief Executive Officer, Jay Nussbaum, Mr. Aguilar was appointed Chairman of the Board and served in such capacity until the closing of the ComSovereign Acquisition, at which time Mr. Aguilar resigned as Chairman of the Board but remained a director of our company. Since February 2013, Mr. Aguilar has been a principal at Global Security Innovation Strategies, LLC. In April 2010, Mr. Aguilar became Deputy Commissioner of U.S. Customs and Border Protection (“CBP”) and, from December 2011 until his retirement in February 2013, he served as acting Commissioner of CBP. From July 2004 to January 2010, he served as Chief of the U.S. Border Patrol within the CBP. As Acting Commissioner of CBP, Mr. Aguilar took the helm of a workforce of 60,000 agents, officers and other personnel with responsibility for strategic planning and oversight of an annual budget of nearly $12 billion. Mr. Aguilar is a recipient of the 2005 President’s Meritorious Excellence Award, and in 2008, was a recipient of the Presidential Rank Award. Prior to joining the CBP, Mr. Aguilar held a variety of operational and administrative positions within the U.S. Board Patrol since entering duty in June 1978. Mr. Aguilar holds an Associate Degree in Accounting from Laredo Community College and attended Laredo State University and the University of Texas at Arlington. He is a graduate of the Senior Executive Fellows program at Harvard University’s John F. Kennedy School of Government. Mr. Aguilar’s government and management experience qualifies him to serve on the Board of Directors.

Richard J. Berman, 77, was appointed to our Board of Directors on June 1, 2015. Mr. Berman’s business career spans over 35 years of venture capital, senior management, and merger and acquisitions experience. In the past five years, Mr. Berman has served as a director and/or officer of over a dozen public and private companies. In 2016, he was elected Chairman of Cevolva Biotech Inc. From 2014-2016, he was Chairman of MetaStat, Inc. From 2006-2011, he was Chairman of National Investment Managers, a company with $12 billion in pension administration assets. Mr. Berman is a director of four public healthcare companies: Advaxis, Inc., BioVie Inc., BriaCell Therapeutics Inc. and Cryoport Inc. From 2002 to 2010, he was a director of Nexmed Inc. (now called Seelos Therapeutics, Inc.) where he also served as Chairman and Chief Executive Officer in 2008 and 2009. From 1998-2000, he was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and Chief Executive Officer, and was a director from 1998-2012. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; he created the largest battery company in the world, in the 1980’s, by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); he helped create SoHo, the lower Manhattan neighborhood in NYC, by developing five buildings; and he advised on over $4 billion M&A transactions, completing over 300 deals. Mr. Berman is a past Director of the Stern School of Business of NYU where he obtained his B.S. and M.B.A. degrees. He also has U.S. and foreign law degrees from Boston College and The Hague Academy of International Law, respectively. Notably, Mr. Berman was nominated for public company “Director of the Year” in 2012. Dr. Berman brings to the Board extensive leadership experience in the management of technology companies as well as experience in mergers and acquisitions.

Brent M. Davies, 71, was appointed to our Board of Directors upon the closing of the ComSovereign Acquisition on November 27, 2019. Mr. Davies is also a member of the Board of Directors of TM Technologies, Inc. and a partner in his accounting practice in Salt Lake City, Utah. He has previously served as Chief Financial Officer of Patient Central Technologies, Inc. and Chief Executive Officer of Robison, Hill & Co. Mr. Davies graduated from the University of Utah with a B.S. in Marketing and a B.S. in Management. After serving as a manager in the S. S. Kresge Co. (K-Mart), he returned to school and received a B.S. in Accounting and an MBA (accounting option) from the University of Wyoming. He is a Certified Management Accountant and has CPA certificates from California, Nevada, Utah and Wyoming. He has had more than 35 years of diversified public accounting, industry and teaching experience, including national accounting firm auditing experience; serving as a controller of a small privately-owned company; serving on the Board of Directors of several small public and private companies; and participating in accounting and marketing research projects that resulted in two of the articles which he wrote, being published in national magazines. During his career in public accounting he has been involved with various oil and gas, coal, gold, silver, phosphate, sand and gravel mining companies as a consultant, tax preparer, auditor (well over 300 audits) and in financial statement preparation. He has also served on the board of directors for two mining companies. He has taught various tax and accounting courses at the University of Wyoming and has been a frequent speaker at seminars and workshops sponsored by professional, civic and private groups. Mr. Davies brings to the Board extensive financial expertise and significant experience in public company financial leadership.

James A. Marks, 66, was appointed to our Board of Directors upon the closing of the ComSovereign Acquisition on November 27, 2019. James A. “Spider” Marks is the President of The Marks Collaborative, an advisory firm dedicated to the development and transformation of corporate leaders and their organizations. He has led business ventures that included entrepreneurial efforts in education, energy, information technology, and primary research. General Marks spent over 30 years in the United States Army holding every command position from infantry platoon leader to commanding general. Significantly, in industry he was responsible for creating, training and managing a company that staffed over 10,000 linguists in Iraq generating annual revenues of over $700 million in less than a year. He has led large multinational organizations and universities within NATO, the European Union, Korea, Southeast Asia, and the Middle East. General Marks is a published author, routine guest speaker, leader and senior advisor for multiple corporations, and has been an on-air military and intelligence analyst to CNN. In governmental relations, he prepared and presented testimonies for intelligence, armed services, and appropriations committees of both houses of the U.S. Congress. He is an Honor Graduate of the U.S. Army’s Ranger School and a member of the Military Intelligence Hall of Fame. General Marks has a Bachelor of Science degree in Engineering from the United States Military Academy at West Point, NY and a Master of Arts degree in Foreign Affairs from the University of Virginia. Mr. Marks brings to the Board extensive leadership experience as well as significant experience in government relations and contracting.

Our Board of Directors does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chairman, as the Board believes that it is in the best interests of our company to make that determination based on the direction of our company and the current membership of the Board. Our Board of Directors has determined that having a director who is an executive officer serve as the Chairman is in the best interest of our stockholders at this time.

Family Relationships

No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

Meetings of the Board of Directors

During the fiscal year ended December 31, 2019, our Board of Directors held four meetings and approved 11 actions by unanimous written consent. We expect our directors to attend all meetings of our Board of Directors and the committees thereof on which such directors serve and to spend the time needed to prepare for such meetings and meet as frequently as necessary to properly discharge their responsibilities.

Board Committees and Director Independence

Even though we are not required to have any committees of our Board of Directors, our Board has three standing committees: an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Our Board of Directors has determined in its business judgment that Richard J. Berman, Brent M. Davies and James A. Marks are independent within the meaning of the OTCQX Rules for U.S. Companies, the Sarbanes-Oxley Act of 2002, as amended, and related SEC rules.

Communicating with the Board of Directors

Our Board of Directors has established a process by which stockholders can send communications to the Board. You may communicate with the Board as a group, or to specific directors, by writing to Kevin M. Sherlock, our General Counsel and Corporate Secretary, at our offices located at 5000 Quorum Drive, Suite 400, Dallas, TX 75254. Our General Counsel and Corporate Secretary will review all such correspondence and regularly forward to the Board a summary of all correspondence and copies of all correspondence that deals with the functions of the Board or committees thereof or that otherwise requires their attention. Directors may at any time review a log of all correspondence we receive that is addressed to members of our Board of Directors and request copies of any such correspondence. Concerns relating to accounting, internal controls or auditing matters may be similarly communicated in this manner. These concerns will be immediately brought to the attention of our Audit Committee and resolved in accordance with procedures established by our Audit Committee.

Audit Committee

The Board of Directors has adopted a written charter for the Audit Committee. Our Audit Committee is responsible for: (1) the integrity of our financial reporting process, systems of internal controls, and financial statements and reports; (2) the compliance by us with legal and regulatory requirements; and (3) the appointment, compensation and oversight of our independent auditor’s preparation and issuance of an audit report or related work. A more detailed description of our Audit Committee’s purposes and responsibilities is contained in its charter.  The Audit Committee is comprised of Brent M. Davies (chair), Richard J. Berman and James A. Marks. Our Board of Directors has determined in its business judgment that all of the members of our Audit Committee are independent within the meaning of the OTCQX Rules for U.S. Companies, the Sarbanes-Oxley Act of 2002, and related SEC rules. Our Board of Directors has determined that Mr. Davies is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. During the fiscal year ended December 31, 2019, our Audit Committee held one meeting independent of our Board of Directors and did not approve any action by unanimous written consent.

Compensation Committee

Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. Our Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of our executive officers and directors, assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, periodically evaluating the terms and administration of our incentive plans and benefit programs, and monitoring of compliance with the legal prohibition on loans to our directors and executive officers. A more detailed description of our Compensation Committee’s purposes and responsibilities is contained in its charter. The Compensation Committee is comprised of Richard J. Berman (chair), Brent M. Davies and James A. Marks. Our Board of Directors has determined in its business judgment that a majority of our Compensation Committee is independent within the meaning of the OTCQX Rules for U.S. Companies and SEC rules. During the fiscal year ended December 31, 2019, our Compensation Committee held one meeting independent of our Board of Directors and did not approve any action by unanimous written consent.

Nominating and Corporate Governance Committee

Our Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee (the “Nominating Committee”). Our Nominating Committee is responsible for: (1) determining the qualifications, qualities, skills and other expertise required to be a director and to develop and recommend to the Board for its approval, criteria to be considered in selecting nominees for director (the “Director Criteria”); (2) identifying and screening individuals qualified to become members of the Board, consistent with the Director Criteria; (3) selecting and approving the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders; (4) reviewing the Board’s committee structure and composition and to appoint directors to serve as members of each committee and committee chairmen; (5) filling vacancies on the Board by stockholder elections or through appointment by the Board; (6) developing and recommending independence standards to the Board in order to determine whether a director has a relationship with our company that would impair its independence; and (7) monitoring and enforcing compliance with our company’s Code of Ethics and Business Conduct and investigating any alleged breach or violations. A more detailed description of our Nominating Committee’s purposes and responsibilities is contained in its charter.  The Nominating Committee is comprised of James A. Marks (chair), Richard J. Berman and Brent M. Davies.  Our Board of Directors has determined in its business judgment that all of the members of our Nominating Committee are independent within the meaning of the OTCQX Rules for U.S. Companies, the Sarbanes-Oxley Act of 2002 and related SEC rules. The Nominating Committee was formed in December 2019 and did not hold any meetings independent of the Board of Directors or approve any action by unanimous written consent during the year ended December 31, 2019.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is primarily responsible for overseeing our risk management processes. Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board’s appetite for risk. While our Board of Directors oversees our company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our Board leadership structure supports this approach.

Section 16(a) Beneficial Owner Reporting Compliance

Because we do not have a class of securities registered under Section 12 of the Exchange Act, our executive officers and directors and beneficial owners of more than 10% of our common stock are not required to file reports pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions) and employees. A copy of our Code of Ethics and Business Conduct is available upon request by writing to Kevin M. Sherlock, our General Counsel and Corporate Secretary, at our offices located at 5000 Quorum Drive, Suite 400, Dallas, Texas 75254.

Item 11.	Executive Compensation.

Compensatory Arrangements of Certain Officers.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the individuals who served as our principal executive officer at any time during fiscal 2019 and our two other most highly compensated officers in fiscal 2019. These individuals are referred to in this Annual Report as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (8)	Option Awards ($) (9)	All Other Compensation ($) (10)	Total ($)
Daniel L. Hodges (1)	2019	$173,096	$—	$6,833	$—	$14,500	$194,429
Chairman and Chief Executive Officer	2018	—	—	—	—	—	—

Daniyel Erdberg (2)	2019	179,167	395,833	650,000	—	63,569	1,288,569
Former Chief Executive Officer and President	2018	165,833	175,000	232,750	347,904	17,525	939,012

Jay Nussbaum (3)	2019	200,000	100,000	—	—	—	300,000
Former Chief Executive Officer	2018	245,000	225,000	315,000	848,017	29,096	1,662,113

John E. Howell (4)	2019	173,096	—	6,833	—	14,500	194,429
President	2018	—	—	—	—	—	—

Dr. Dustin McIntire (5)	2019	163,562	—	6,833	—	11,500	181,895
Chief Technology Officer	2018	—	—	—	—	—	—

Felicia Hess (6)	2019	160,000	—	130,000	—	12,303	302,303
Former Chief Quality Officer	2018	150,833	25,000	302,050	347,904	22,744	848,531

Kendall Carpenter (7)	2019	175,000	—	260,000	—	33,305	468,305
Former Chief Financial Officer	2018	165,833	35,000	35,000	147,859	3,506	387,198

(1)	Daniel L. Hodges was elected to our Board of Directors and was appointed our Chairman and Chief Executive Officer on November 27, 2019 in connection with the consummation of the COMSovereign Acquisition. As an incentive to commence employment with us as Chief Executive Officer, in December 2019, we issued to Mr. Hodges a restricted stock award of 300,000 shares of common stock, which shares shall vest annually in arrears in three equal installments on the first, second and third anniversaries of employment. The 2019 salary of Mr. Hodges reflected in this table includes the salary in the amount of $159,781 payable to Mr. Hodges by ComSovereign for the period from January 10, 2019 (inception) to November 27, 2019 in his capacity as Chairman and Chief Executive Officer of ComSovereign, and $13,315 that was payable by our company for the period November 28, 2019 to December 31, 2019, of which $3,000 was paid. As of December 31, 2019, $204,556 was accrued for payroll and payroll related expenses for Mr. Hodges.

(2)	Daniyel Erdberg served as our President, and from September 4, 2019, as our Chief Executive Officer and a Director, prior to his resignation from all positions with our company on November 27, 2019 in connection with the consummation of the ComSovereign Acquisition. For service as Chief Executive Officer and President in 2019, on November 12, 2019, Mr. Erdberg was awarded 1,000,000 shares of restricted common stock that were subject to a change of control vesting condition. On November 27, 2019, all of such shares fully vested in connection with the consummation of our ComSovereign Acquisition. We recognized a $650,000 expense in 2019 on the vesting of such restricted shares. In addition, Mr. Erdberg received a bonus of $63,569 for taxes paid on his behalf on November 27, 2019.

For service as President, in 2018, Mr. Erdberg received one option award. On August 22, 2018, Mr. Erdberg was awarded a stock option to purchase 800,000 shares of our common stock with an exercise price of $1.00 per share and a performance vesting condition. On September 26, 2018, the August 22, 2018 option was cancelled and reissued as an option to purchase 1,000,000 of our common stock shares with an exercise price of $0.65 per share. On December 27, 2018, the option became fully vested. We recognized a $347,904 expense in 2018 on the September 26, 2018 option award. Mr. Erdberg received a bonus of $17,525 for taxes paid on his behalf on the March 28, 2018 vesting of 332,500 shares of stock issued in September 2016 valued at $232,750 on the date vested. Mr. Erdberg earned a 2018 year-end bonus of $175,000 of which $150,000 was paid in 2018 and the balance of $25,000 was paid in 2019.

(3)	On August 31, 2019, Jay H. Nussbaum, our Chairman of the Board and Chief Executive Officer on that date, passed away. For service as Chief Executive Officer in 2018, Mr. Nussbaum received one option award. On August 22, 2018, Mr. Nussbaum was awarded a stock option to purchase 1,950,000 shares of our common stock with an exercise price of $1.00 per share and a performance vesting condition. One September 26, 2018, the August 22, 2018 option was cancelled and reissued as an option to purchase 2,350,000 shares of common stock with an exercise price of $0.65 per share. On December 27, 2018, the option became fully vested. We recognized $848,017 expense in 2018 on the September 26, 2018 option award. Mr. Nussbaum received a bonus of $29,096 for taxes paid on his behalf on the March 28, 2018 vesting of 450,000 shares of stock issued in September 2016 valued at $315,000 on the date vested. Mr. Nussbaum earned a 2018 year-end bonus of $225,000, of which $125,000 was paid in 2018 and the balance of $100,000 was paid in 2019.

(4)	John E. Howell was appointed our President on November 27, 2019 in connection with the consummation of the ComSovereign Acquisition. As an incentive to commence employment with us as President, in December 2019, we issued to Mr. Howell a restricted stock award of 300,000 shares of common stock, which shares shall vest annually in arrears in three equal installments on the first, second and third anniversaries of employment. The 2019 salary of Mr. Howell reflected in this table includes the salary in the amount of $159,781 payable to Mr. Howell by ComSovereign for the period from January 10, 2019 (inception) to November 27, 2019 in his capacity as President of ComSovereign, and $13,315 that was payable by our company for the period November 28, 2019 to December 31, 2019, of which $3,000 was paid. As of December 31, 2019, $204,556 was accrued for payroll and payroll related expenses for Mr. Howell.

(5)	Dr. Dustin McIntire was appointed our Chief Technology Officer on November 27, 2019 in connection with the consummation of the ComSovereign Acquisition. As an incentive to commence employment with us as Chief Technology Officer, in December 2019, we issued to Dr. McIntire a restricted stock award of 200,000 shares of common stock, which shares shall vest annually in arrears in two equal installments on the first and second anniversaries of employment. The 2019 salary of Dr. McIntire reflected in this table includes the salary in the amount of $150,685 payable to Dr. McIntire by ComSovereign for the period from January 10, 2019 (inception) to November 27, 2019 in his capacity as Chief Technology Officer of ComSovereign, and $12,877 that was payable by our company for the period November 28, 2019 to December 31, 2019, of which $3,000 was paid. As of December 31, 2019, $191,840 was accrued for payroll and payroll related expenses for Dr. McIntire.

(6)	Felicia Hess served as our Chief Operating Officer, which title was on September 4, 2019 changed to Chief Quality Officer, prior to her resignation from such position on November 27, 2019 in connection with the consummation of our acquisition of COMSovereign LLC.

For service as Chief Quality Officer in 2019, on November 12, 2019, Ms. Hess was awarded a stock option to purchase 200,000 shares of restricted common stock that were subject to a change of control vesting condition. On November 27, 2019, all of such shares fully vested in connection with the consummation of the ComSovereign Acquisition. We recognized a $130,000 expense in 2019 on the vesting of such restricted shares. Ms. Hess received a bonus of $12,303 for taxes paid on her behalf on November 27, 2019.

For service as Chief Operating Officer in 2018, Ms. Hess received one option award. On August 22, 2018, Ms. Hess was awarded a stock option to purchase 800,000 shares of our common stock with an exercise price of $1.00 per share and a performance vesting condition. On September 26, 2018, the August 22, 2018 Option was cancelled and reissued as an option to purchase 1,000,000 shares of our common stock with an exercise price of $0.65 per share. On December 27, 2018, the option became fully vested. We recognized $347,904 expense in 2018 on the September 26, 2018 option award. Ms. Hess received a bonus of $22,744 for taxes paid on her behalf on the March 28, 2018 vesting of 431,500 shares of stock issued in September 2016 valued at $302,050 on the date vested. Ms. Hess earned a 2018 year-end bonus of $25,000, off which $0 was paid in 2018 and the balance of $25,000 was paid in 2019.

(7)	Kendall Carpenter served as our Chief Financial Officer until January 2, 2020. For service as Chief Financial Officer in 2019, on November 12, 2019, Ms. Carpenter was awarded 400,000 shares of restricted common stock that were subject to a change of control vesting condition. On November 27, 2019, all of such shares fully vested in connection with the consummation of the ComSovereign Acquisition. We recognized a $260,000 expense in 2019 on the vesting of such restricted shares. Ms. Carpenter received a bonus of $33,305 for taxes paid on her behalf on November 27, 2019

For services in 2018, Ms. Carpenter received one option award. On August 22, 2018, Ms. Carpenter was awarded a stock option to purchase 300,000 shares of our common stock with an exercise price of $1.00 per share and a performance vesting condition. On September 26, 2018, the August 22, 2018 option was cancelled and reissued as an option to purchase 425,000 shares of our common stock with an exercise price of $0.65 per share. On December 27, 2018, the option became fully vested. We recognized $147,859 expense in 2018 on the September 26, 2018 option award. Ms. Carpenter received a bonus of $3,506 for taxes paid on her behalf on the March 28, 2018 vesting of 50,000 shares of stock issued in September 2016 valued at $35,000 on the date vested. Ms. Carpenter earned a 2018 year-end bonus of $35,000 that was paid in 2018.

(8)	Amounts shown in the “Stock Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to shares of restricted stock and immediately vested shares granted to our named executive officers. Amounts reflect our accounting for these awards and do not necessarily correspond to the actual values that may be realized by our named executive officers. The grant date fair values of shares of restricted stock and immediately vested shares were determined as of the grant date using the closing bid price of our common stock on the grant date. The assumptions used for the valuations are set forth in Note 12 – Shareholders’ Equity in the Notes included elsewhere in this Annual Report. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions. See the “Outstanding Equity Awards at Fiscal Year-End” table in this Annual Report and related notes for information with respect to equity awards made prior to fiscal 2018.

(9)	Amounts shown in the “Option Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to stock options granted to our named executive officers. Amounts reflect our accounting for these option grants and do not necessarily correspond to the actual values that may be realized by our named executive officers. The grant date fair values of these option grants were calculated at the grant date using the Black-Scholes option pricing model. The assumptions used for the valuations are set forth in Note 14 – Share-Based Compensation in the Notes included elsewhere in this Annual Report. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions. See the “Outstanding Equity Awards at Fiscal Year-End” table in this Annual Report and related notes for information with respect to stock options granted prior to fiscal 2018.

(10)	Categories and values of awards reported in “All Other Compensation” are set forth in the following table:

Name and Principal Position	Year	Health Insurance Coverage	Taxes Paid on Behalf of Name Executive Officer	Total All Other Compensation
Daniel L. Hodges	2019	$14,500	$—	$14,500
	2018	—	—	—
Daniyel Erdberg	2019	—	63,569	63,569
	2018	—	17,525	17,525
Jay Nussbaum	2019	—	—	—
	2018	—	29,096	29,096
John E. Howell	2019	14,500	—	14,500
	2018	—	—	—
Dr. Dustin McIntire	2019	11,500	—	11,500
	2018	—	—	—
Felicia Hess	2019	—	12,303	12,303
	2018	—	22,744	22,744
Kendall Carpenter	2019	—	33,305	33,305
	2018	—	3,506	3,506

Employment Contracts and Potential Payments Upon Termination or Change in Control

On December 2, 2019, we entered into five-year employment agreements with Daniel L. Hodges, our Chief Executive Officer, John E. Howell, our President, Brian T. Mihelich, our Chief Financial Officer, and a three-year employment agreement with Dr. Dustin McIntire, Ph.D., our Chief Technology Officer. On January 2, 2020, we entered into a three-year employment agreement with Kevin M. Sherlock, our General Counsel and Secretary. The employment agreement of Mr. Mihelich became effective on January 2, 2020. Unless earlier terminated, at the end of the initial term, each agreement automatically renews for additional one-year terms until cancelled.

The following is a summary of the compensation arrangements set forth in each employment agreement described above:

Executive	Title	Annual Base Salary	Initial Restricted Stock Grant in Shares
Daniel L. Hodges	Chairman and Chief Executive Officer	$150,000	300,000
John E. Howell	President	150,000	300,000
Dr. Dustin McIntire	Chief Technology Officer	150,000	200,000
Brian T. Mihelich	Chief Financial Officer	150,000	200,000
Kevin M. Sherlock	General Counsel and Secretary	150,000	200,000

As an incentive to commence employment with us, pursuant to such agreements, we issued to each of Messrs. Hodges and Howell a restricted stock award of 300,000 shares of common stock, and to each of Dr. McIntire, Mr. Mihelich and Mr. Sherlock a restricted stock award of 200,000 shares of common stock, which shares shall vest annually in arrears. In the case of Messrs. Hodges and Howell, the restricted stock awards will vest in three equal installments on the first, second and third anniversaries of employment. In the case of Dr. McIntire, Mr. Mihelich and Mr. Sherlock, the restricted stock awards will vest in two equal installments on the first and second anniversaries of employment. In addition, each executive is also eligible to receive an employee incentive stock option grant each year during the term, as determined by the Compensation Committee of our Board of Directors, with a strike price equal to that of the other corporate officers and directors under that current year’s approved option grants. The executives shall have no rights to any portions of any option grant until the vesting of such grant, which shall be on the same vesting terms as the options granted to our other officers and directors.

Under each of these employment agreements, the executive will be entitled to severance in the event we terminate his employment without Cause (as defined in the employment agreement), he resigns from his employment for Good Reason (as defined in the employment agreement), or he is terminated as a result of death or disability. The severance amount for each executive would be (i) his pro rata base salary through the date of termination, (ii) a severance amount equal to six month’s salary if such termination is done within the first year and (iii) a severance amount equal to 12 month’s salary if such termination occurs thereafter.

In connection with the execution of his employment agreement, each executive also executed our standard employee agreements containing customary confidentiality restrictions and work-product provisions, as well as customary non-competition covenants and non-solicitation covenants with respect to our employees, consultants and customers.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	$--	$--	64,062
Equity compensation plans not approved by security holders	11,098,523	0.55	--
Total	$11,098,523	$0.55	64,062

Equity Incentive Plans

2015 Equity Incentive Plan. On September 4, 2015, our Board of Directors adopted our 2015 Equity Incentive Plan (the “2015 Plan”) to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons. Our stockholders approved the plan on or about October 1, 2015. Employees, officers, directors and consultants that provided services to us or one of our subsidiaries were eligible to receive awards under the 2015 Plan. Awards under the 2015 Plan were issuable in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards.

As of the date of this Annual Report, stock grants of an aggregate of 9,935,938 shares of common stock had been made under the 2015 Plan, and 64,062 shares authorized under the 2015 Plan remained available for award purposes. However, in connection with the adoption and stockholder approval in May 2020 of our 2020 Long-Term Incentive Plan, which is described below, our Board of Directors determined that no further grants will be made under the 2015 Plan.

Our Board of Directors may amend or terminate the 2015 Plan at any time, but no such action will affect any outstanding award in any manner materially adverse to a participant without the consent of the participant. Plan amendments will be submitted to stockholders for their approval as required by applicable law or any applicable listing agency. The 2015 Plan is not exclusive - our Board of Directors and the Compensation Committee of the Board may grant stock and performance incentives or other compensation, in stock or cash, under other plans or authority.

The 2015 Plan will terminate on September 4, 2025. However, the plan administrator will retain its authority until all outstanding awards are exercised or terminated. The maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2015 Plan is ten years after the initial date of the award.

2020 Long-Term Incentive Plan. On April 22, 2020, our Board of Directors adopted our 2020 Long-Term Incentive Plan (the “2020 Plan”) to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons. Our stockholders approved the plan on or about May 6, 2020. Employees, officers, directors and consultants that provide services to us or one of our subsidiaries may be selected to receive awards under the 2020 Plan.

Our Board of Directors, or one or more committees appointed by our Board or another committee (within delegated authority), administers the 2020 Plan. The administrator of the 2020 Plan has broad authority to:

●	select participants and determine the types of awards that they are to receive;

●	determine the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award and establish the vesting conditions (if applicable) of such shares or awards;

●	cancel, modify or waive our rights with respect to, or modify, discontinue, suspend or terminate any or all outstanding awards, subject to any required consents;

●	construe and interpret the terms of the 2020 Plan and any agreements relating to the Plan;

●	accelerate or extend the vesting or exercisability or extend the term of any or all outstanding awards subject to any required consent;

●	subject to the other provisions of the 2020 Plan, make certain adjustments to an outstanding award and authorize the termination, conversion, substitution or succession of an award; and

●	allow the purchase price of an award or shares of our common stock to be paid in the form of cash, check or electronic funds transfer, by the delivery of previously-owned shares of our common stock or by a reduction of the number of shares deliverable pursuant to the award, by services rendered by the recipient of the award, by notice and third party payment or cashless exercise on such terms as the administrator may authorize or any other form permitted by law.

A total of 10,000,000 shares of our common stock are authorized for issuance with respect to awards granted under the 2020 Plan. Any shares subject to awards that are not paid, delivered or exercised before they expire or are cancelled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2020 Plan. As of the date of this Annual Report, no stock grants have been made under the 2020 Plan, and all 10,000,000 shares authorized under the 2020 Plan remain available for award purposes.

Awards under the 2020 Plan may be in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards. The administrator may also grant awards under the plan that are intended to be performance-based awards within the meaning of Section 162(m) of the U.S. Internal Revenue Code. Awards under the plan generally will not be transferable other than by will or the laws of descent and distribution, except that the plan administrator may authorize certain transfers.

Nonqualified and incentive stock options may not be granted at prices below the fair market value of the common stock on the date of grant. Incentive stock options must have an exercise price that is at least equal to the fair market value of our common stock, or 110% of fair market value of our common stock in the case of incentive stock option grants to any 10% owner of our common stock, on the date of grant. These and other awards may also be issued solely or in part for services. Awards are generally paid in cash or shares of our common stock. The plan administrator may provide for the deferred payment of awards and may determine the terms applicable to deferrals.

As is customary in incentive plans of this nature, the number and type of shares available under the 2020 Plan and any outstanding awards, as well as the exercise or purchase prices of awards, will be subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders. In no case (except due to an adjustment referred to above or any repricing that may be approved by our stockholders) will any adjustment be made to a stock option or stock appreciation right award under the 2020 Plan (by amendment, cancellation and re-grant, exchange or other means) that would constitute a repricing of the per-share exercise or base price of the award.

Generally, and subject to limited exceptions set forth in the 2020 Plan, if we dissolve or undergo certain corporate transactions such as a merger, business combination or other reorganization, or a sale of all or substantially all of our assets, all awards then-outstanding under the 2020 Plan will become fully vested or paid, as applicable, and will terminate or be terminated in such circumstances, unless the plan administrator provides for the assumption, substitution or other continuation of the award. The plan administrator also has the discretion to establish other change-in-control provisions with respect to awards granted under the 2020 Plan. For example, the administrator could provide for the acceleration of vesting or payment of an award in connection with a corporate event that is not described above and provide that any such acceleration shall be automatic upon the occurrence of any such event.

Our Board of Directors may amend or terminate the 2020 Plan at any time, but no such action will affect any outstanding award in any manner materially adverse to a participant without the consent of the participant. Plan amendments will be submitted to stockholders for their approval as required by applicable law or any applicable listing agency. The 2020 Plan is not exclusive, and our Board of Directors and Compensation Committee may grant stock and performance incentives or other compensation, in stock or cash, under other plans or authority.

The 2020 Plan will terminate on May 1, 2030. However, the plan administrator will retain its authority until all outstanding awards are exercised or terminated. The maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2020 Plan is ten years after the initial date of the award.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2019.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (1)	Market Value of Shares of Units of Stock that have not Vested (2)
(a)	(b)	(e)	(f)	(g)	(h)
Daniel H. Hodges
Restricted Stock Grant	--	$--	--	300,000	$246,000

Daniyel Erdberg
Option Grant	1,140,000	0.50	2/25/2020	--	--
Option Grant	200,000	0.50	2/25/2020	--	--
Option Grant	1,000,000	0.65	2/25/2020	--	--

John F. Howell
Restricted Stock Grant	--	--	--	300,000	246,000

Dr. Dustin McIntire
Restricted Stock Grant	--	--	--	200,000	164,000

Felicia Hess
Option Grant	1,200,000	0.50	08/03/2021	--	--
Option Grant	300,000	0.50	11/09/2021	--	--
Option Grant	1,000,000	0.65	9/26/2020	--	--

Kendall Carpenter
Option Grant	275,000	0.50	2/08/2020	--	--
Option Grant	170,000	0.50	2/08/2020	--	--
Option Grant	130,000	1.00	2/08/2020	--
Option Grant	425,000	0.65	2/08/2020	--	--

Director Compensation

Prior to the consummation of our acquisition of COMSovereign in November 2019, each of our non-employee directors received an annual cash retainer that ranged between $24,000 and $36,000. In addition, we reimbursed our non-employee directors for reasonable travel expenses incurred in attending Board and committee meetings. Our non-employee directors also participated in our equity compensation plans.

Following the consummation of the ComSovereign Acquisition, our Board of Directors approved the following new compensation program for the non-employee members of our Board of Directors.

Cash Compensation. Under such program, we will pay each non-employee director a cash fee, payable quarterly, of $25,000 per year for service on our Board of Directors.

Committee Fees. If a non-employee director is designated to participate on a committee of our Board of Directors as either a chairperson or non-chairperson member, such director will be entitled to compensation in addition to the quarterly cash fee in accordance with the following table:

	Chair	Member
Audit Committee	$3,000/qtr	$1,500/qtr
Compensation Committee	$2,000/qtr	$1,500/qtr
Nominating and Governance Committee	$2,000/qtr	$1,500/qtr

Equity Awards. Each non-employee director will receive a one-time initial restricted stock award of 200,000 shares of our common stock, which shares shall vest in arrears in two equal tranches on the first and second anniversaries of service on our Board. Each non-employee director shall also be eligible to receive grants of stock options, each in an amount designated by the Compensation Committee of our Board of Directors, from any equity compensation plan approved by the Compensation Committee of our Board.

In addition to such compensation, we will reimburse each non-employee director for all pre-approved expenses within 30 days of receiving satisfactory written documentation setting out the expense actually incurred by such director. These include reasonable transportation and lodging costs incurred for attendance at any meeting of our Board of Directors.

The following table sets forth the director compensation we paid in the year ended December 31, 2019 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total ($)
David Aguilar (2)	$62,250	$65,000	$127,250
Richard J. Berman (3)	--	6,833	6,833
Brent M. Davies (4)	--	6,833	6,833
James A. Marks (5)	--	6,833	6,833
Robert Guerra (6)	16,000	--	16,000
Timothy Hoechst (7)	28,250	65,000	93,250
LTG John E. Miller (Ret.) (8)	39,250	65,000	104,250
Total:	$145,750	$215,499	$361,249

(1)	The amounts reflected for Stock Awards in the table above represent the dollar amount recognized for financial statement reporting purposes with respect to the fair value of securities granted in accordance with ASC Topic 718, Compensation – Stock Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

(2)	On January 9, 2017, Mr. Aguilar was elected to our Board of Directors for a term of two years and, pursuant to the terms of a Director Agreement with Global Security Innovative Strategies, LLC, an affiliate of Mr. Aguilar, was paid an annual fee of $24,000 and was awarded stock options to purchase 100,000 shares of our common stock with an exercise price of $2.90 per share. In 2019, Mr. Aguilar was reappointed for another two-year term through January 2, 2021 at the same annual fee of $24,000. Effective September 4, 2019 Mr. Aguilar annual fee was increased to $120,000. Mr. Aguilar was granted a restricted stock award of 100,000 shares of our common stock, which shares vested on November 27, 2019. We recognized a $65,000 expense in 2019 related to such restricted stock grant. As a director, Mr. Aguilar is also expected to be paid the cash compensation referred to above under “- Director Compensation.”

(3)	Mr. Berman was appointed to our Board of Directors in connection with the COMSovereign Acquisition on November 27, 2019. In connection with his appointment to our Board of Directors, Mr. Berman was granted a restricted stock award of 200,000 shares of our common stock, which shares will vest in two equal tranches on the first and second anniversaries of his service on our Board of Directors. We recognized a $6,833 expense in 2019 related to such restricted stock grant. As a director, Mr. Berman is also expected to be paid the cash compensation referred to above under “- Director Compensation.”

(4)	Mr. Davies was appointed to our Board of Directors in connection with the ComSovereign Acquisition on November 27, 2019. In connection with his appointment to our Board of Directors, Mr. Davies was granted a restricted stock award of 200,000 shares of our common stock, which shares will vest in two equal tranches on the first and second anniversaries of his service on our Board of Directors. We recognized a $6,833 expense in 2019 related to such restricted stock grant. As a director, Mr. Davies is also expected to be paid the cash compensation referred to above under “- Director Compensation.”

(5)	Mr. Marks was appointed to the Board of Directors in connection with the ComSovereign Acquisition on November 27, 2019. In connection with his appointment to our Board of Directors, Mr. Marks was granted a restricted stock award of 200,000 shares of our common stock, which shares will vest in two equal tranches on the first and second anniversaries of his service on our Board of Directors. We recognized a $6,833 expense in 2019 related to such restricted stock grant. As a director, Mr. Marks is also expected to be paid the cash compensation referred to above under “- Director Compensation.”

(6)	On March 28, 2018, Mr. Guerra was appointed for a term of two years and, pursuant to the terms of a Director Agreement, was paid an annual fee of $24,000. Mr. Guerra resigned from our Board of Directors on September 4, 2019.

(7)	On December 13, 2017, Mr. Hoechst was appointed to our Board of Directors for a term of two years and, pursuant to the terms of a Director Agreement, was paid an annual fee of $24,000. Mr. Hoechst was granted a restricted stock award of 100,000 shares of our common stock, which shares vested on November 27, 2019. We recognized a $65,000 expense in 2019 related to such restricted stock grant. Mr. Hoechst resigned from our Board of Directors in connection with the ComSovereign Acquisition on November 27, 2019 and any unvested options expired by their terms at that time.

(8)	On December 13, 2017, Mr. Miller was appointed to our Board of Directors for a term of two years and, pursuant to the terms of a Director Agreement, was paid an annual fee of $36,000. Mr. Miller resigned from our Board of Directors in connection with the ComSovereign Acquisition on November 27, 2019 and any unvested options expired by their terms at that time. Mr. Miller was granted a restricted stock award of 100,000 shares of our common stock, which shares vested on November 27, 2019. We recognized a $65,000 expense in 2019 related to such restricted stock grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 26, 2020 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after June 26, 2020. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

In the table below, the percentage of beneficial ownership of our common stock is based on 128,846,064 shares of our common stock outstanding as of June 26, 2020. Unless otherwise noted below, the address of the persons listed on the table is c/o COMSovereign Holding Corp., 5000 Quorum Drive, Suite 400, Dallas, Texas 75254.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (%) (1)
Named Executive Officers and Directors
Daniel L. Hodges (2)	29,436,000	22.9%
John E. Howell (3)	25,869,231	20.1
Brian T. Mihelich (4)	--	--
Dr. Dustin McIntire (4)	2,094,291	1.6
Kevin M. Sherlock (5)	85,698	*
David Aguilar (6)	150,000	*
Richard J. Berman (4)	756,062	*
Brent M. Davies (4)	1,455,619	1.1
James A. Marks (7)	756,062	*

Other 5% Shareholders
Dr. Phillip Frost (8)	13,664,818	10.6
The Jay Harris Nussbaum Revocable Trust (9)	7,153,455	5.6

Executive Officers and Directors as a Group (9 persons)	60,602,963	47.0

*	less than 1%.

(1)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on June 26, 2020. On June 26, 2020, there were 128,846,064 shares of our common stock outstanding. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of out-standing options and other derivative securities owned by that person which are exercisable within 60 days of June 26, 2020. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Includes 25,202,875 shares held directly by Mr. Hodges, 73,725 shares of common stock held by Mr. Hodges’s spouse, 4,073,702 shares held by Medusa Scientific LLC, and 85,698 shares held by The Hodges Foundation. Mr. Hodges has voting and dispositive control over the shares held by Medusa Scientific LLC and The Hodges Foundation. Does not include 300,000 shares of restricted common stock that have not vested as of June 26, 2020 and will not vest within 60 days after such date.

(3)	Does not include 300,000 shares of restricted common stock that have not vested as of June 26, 2020 and will not vest within 60 days after such date.

(4)	Does not include 200,000 shares of restricted common stock that have not vested as of June 26, 2020 and will not vest within 60 days after such date.

(5)	Represents 85,698 shares held by the Kevin M Sherlock Revocable Trust. Mr. Sherlock has voting and dispositive control over the shares held by the trust. Does not include 200,000 shares of restricted common stock that have not vested as of June 26, 2020 and will not vest within 60 days after such date.

(6)	Represents (i) 50,000 shares of common stock owned of record by the David V. Aguilar Traditional IRA, (ii) 100,000 shares of common stock owned of record by Global Security and Innovative Strategies, LLC (“GSIS”), and (iii) 360,000 shares of common stock underlying options that are exercisable as of June 26, 2020 or will become exercisable within 60 days of such date. Mr. Aguilar has voting and dispositive control over the shares held by GSIS. The address of GSIS is 1401 H Street NW, Suite 875, Washington, DC 20005.

(7)	Represents 756,062 shares held by Spidernet, Inc. Mr. Marks has voting and dispositive control over the shares held by Spidernet, Inc. Excludes 200,000 shares of restricted common stock that have not vested as of June 26, 2020 and will not vest within 60 days after such date.

(8)	Represents (i) 2,462,500 shares owned of record by Mr. Frost, (ii) 4,030,740 shares owned of record by Frost Nevada Investment Trust and (iii) 7,171,578 shares owned of record by Frost Gamma Investments Trust. Mr. Frost has voting and dispositive control over the shares held by Frost Nevada Investment Trust and Frost Gamma Investments Trust. The address of Mr. Frost, Frost Nevada Investment Trust and Frost Gamma Investments Trust is 4400 Biscayne Boulevard, 15th Floor, Miami, FL 33137.

(9)	Ira S. Entis has voting and dispositive control over the shares held by The Jay Harris Nussbaum Revocable Trust. The address for Mr. Entis and The Jay Harris Nussbaum Revocable Trust is 3303 Fox Mill Road, Oakton, Virginia 22124.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Procedures for Approval of Related Party Transactions

A “related party transaction” is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related party had or will have a direct or indirect material interest. A “related party” includes:

●	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

●	any person who beneficially owns more than 5% of our common stock;

●	any immediate family member of any of the foregoing; or

●	any entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

In April 2020, our Board of Directors adopted a written related-party transactions policy. Pursuant to this policy, the Audit Committee of our Board of Directors will review all material facts of all related-party transactions and either approve or disapprove entry into the related-party transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a related-party transaction, our Audit Committee shall take into account, among other factors, the following: (i) whether the related-party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances, (ii) the extent of the related party’s interest in the transaction and (iii) whether the transaction would impair the independence of a non-employee director.

Related Party Transactions

From time to time we engage in transactions with related parties. The following is a summary of the related party transactions during the fiscal years ended December 31, 2019 and 2018 requiring disclosure pursuant to Item 404 of Regulation S-K.

Series 2016 Convertible Notes

On September 29, 2016, we issued Convertible Promissory Notes Series 2016 due October 1, 2017 (the “Series 2016 Convertible Notes”) in the aggregate principal amount of $3,000,000 in a private placement to Jay H. Nussbaum, the then Chairman of our Board of Directors, and to Frost Gamma Investment Trust (“Frost Gamma”), a trust that was controlled by Dr. Phil Frost, the then Chairman of our Strategic Advisory Board, both of whom also were greater than 10% shareholders of our company at that time. The Series 2016 Convertible Notes originally bore interest at the rate of 6% per annum and were convertible into shares of our common stock at a conversion price equal to the lesser of (i) $3.00 or (ii) 85% of the price per share of the common stock we sell in a private placement of our common stock in which we received gross proceeds of at least $3,000,000, subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. We were entitled to prepay the Series 2016 Convertible Notes at any time without penalty.

On August 3, 2017, we entered into amendments with the holders of the Series 2016 Convertible Notes to extend the maturity date for each of the notes to April 1, 2019 and revise the conversion price to $1.00 per share, subject to adjustment.

On December 21, 2018, we entered into amendments with the holders of the Series 2016 Convertible Notes to reduce the conversion price under such notes to $0.50 per share in exchange for the agreement of such holders to convert the principal amount and accrued interest under such notes concurrently with the execution of the amendment. We issued 3,177,411 shares of common stock to Frost Gamma in full settlement of the $1,500,000 principal balance and $88,705 of accrued interest. We issued 3,000,000 shares of common stock to Jay H. Nussbaum in full settlement of the $1,500,000 principal balance and settled $88,212 of accrued interest in cash.

Series 2017 Convertible Note

On August 3, 2017, we issued a Secured Convertible Promissory Note Series 2017 due August 2, 2018 in the aggregate principal amount of up to $2,000,000 (the “Series 2017 Convertible Note”) in a private placement to Frost Nevada Investments Trust (“Frost Nevada”). Frost Nevada is a trust that was controlled by Dr. Phil Frost, a substantial shareholder of our company. The Series 2017 Convertible Note evidenced a revolving line of credit with advances that could have been requested by us until the maturity date of August 2, 2018 so long as no event of default existed under the loan.

During 2018, we borrowed an additional $1,000,000 on the Series 2017 Convertible Note bringing the total amount of principal to $2,000,000. On December 21, 2018, we entered into an amendment to the Series 2017 Convertible Note to reduce the conversion price under such note to $0.50 per share in exchange for Frost Nevada’s agreement to convert the principal amount and all accrued interest under such note concurrently with the execution of the amendment. We issued 4,030,740 shares of common stock to Frost Nevada in full settlement of the $2,000,000 principal balance and $15,370 of accrued interest.

Global Security Innovative Strategies, LLC

On November 10, 2017, we entered into an agreement with GSIS, an entity controlled by David Aguilar, a director of our company, whereby GSIS provides business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for our role and activities as part of the Security Center of Excellence in Orlando, Florida. The agreement was for a period of six months beginning on November 1, 2017. We agreed to pay GSIS a fee of $10,000 per month and to evaluate the fee after 90 days. On September 26, 2018, we amended the agreement to extend the period of service through September 2019 with automatic monthly extensions thereafter. We also agreed to issue to GSIS stock options to purchase 100,000 shares of our common stock, which were immediately vested, had a strike price of $1.00 and terminate on September 26, 2022. We also agreed to pay the expenses of GSIS incurred in connection with the performance of its duties under the agreement. Either party may terminate or renew the agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party.

Kevin Hess Agreements

On March 21, 2019, we entered into a Voluntary Separation Agreement with Kevin Hess, our former Chief Technology Officer, pursuant to which Mr. Hess agreed to terminate his employment with our company effective March 31, 2019. On March 21, 2019, we also entered into an Independent Contractor Agreement with Cognitive Carbon Corporation, a company wholly owned by Felicia Hess, Mr. Hess’ spouse and our Chief Quality Officer, pursuant to which Mr. Hess agreed to provide to us certain technology consulting, sales and marketing services and we agreed to pay Cognitive Carbon Corporation a monthly fee of $19,750. In addition, Cognitive Carbon Corporation may receive a bonus of up to a maximum amount of $300,000 based on the criteria set forth in the Independent Contractor Agreement. Mr. Hess agreed to perform all services on behalf of Cognitive Carbon Corporation.

The Independent Contractor Agreement has a term of one year, with automatic 12-month renewals thereafter unless we notify Cognitive Carbon Corporation of our intent not to renew within 30 days of renewal. Either party may terminate the Independent Contractor Agreement upon written notice of material breach by the other party that is not cured within 15 days from the date of notice.

2018 Common Stock Issuance

On December 27, 2018, we completed the sale of 4,000,000 shares of our common stock for a purchase price of $0.50 per share, or an aggregate of $2,000,000, of which 1,000,000 shares were sold to Jay Nussbaum, our former Chief Executive Officer and Chairman of the Board of Directors, and 3,000,000 shares were sold to Frost Gamma, a trust for which Dr. Phillip Frost, a substantial shareholder of our company, is the trustee.

2019 Common Stock Issuance

On January 25, 2019, we completed the sale of 4,015,500 shares of our common stock for a purchase price of $0.50 per share, or an aggregate of $2,007,750. The aggregate consideration consisted of (1) cash in the aggregate amount of $1,432,750, (2) a promissory note from a single non-affiliated investor in the aggregate principal amount of $500,000, which was repaid on February 8, 2019, including $575 of accrued interest, (3) a full-recourse promissory note from Daniyel Erdberg, our former Chief Executive Officer and President, in the principal amount of $50,000, which bore interest at the rate of 3% per annum and was payable on January 25, 2020 but was cancelled on April 30, 2019 pursuant to the Stock Redemption and Note Cancellation Agreement described below, and (4) a full-recourse promissory note from Kendall Carpenter, our former Executive Vice President and Chief Financial Officer, in the principal amount of $25,000, which bore interest at the rate of 3% per annum and was payable on January 25, 2020. The principal amount of the Kendall Carpenter note was reduced by $7,500 on January 28, 2019. On April 30, 2019, Kendall Carpenter repaid the remaining principal balance of the $17,500 note, including $134 of accrued interest.

2019 Common Stock Redemptions

On April 30, 2019, we entered into a Stock Redemption and Note Cancellation Agreement with Daniyel Erdberg pursuant to which we redeemed on such date the 100,000 shares of our common stock that were purchased by Mr. Erdberg on January 25, 2019 in consideration of the cancellation of the $50,000 promissory note we received from Mr. Erdberg as consideration for the purchase of such shares, including the related $267 of accrued interest.

On September 4, 2019, we entered into a Redemption Agreement with Robert Guerra, a former director of our company, pursuant to which we redeemed on such date 100,000 shares of our common stock for a redemption price of $0.50 per share, or an aggregate of $50,000. These redeemed shares are recorded as treasury shares on the Consolidated Balance Sheet as of December 31, 2019.

TM Technologies, Inc. Relationships

Daniel L. Hodges, our Chairman and Chief Executive Officer, is also the founder, Chairman and Chief Executive Officer of TM Technologies, Inc. (“TM”), the licensee of proprietary TM/OFDM modulation technology owned by an affiliate of Mr. Hodges. Mr. Hodges also controls TM by virtue of his ownership or control of a majority of the capital stock of TM. During 2019, TM made loans to DragonWave in the aggregate principal amount of $1,292,953, none of which had been repaid as of December 31, 2019, to emplace the modulation technology within DragonWave’s Harmony line of radios. This note bears interest at 5% per annum and matures on August 31, 2020. Interest and principal are due at maturity.

Director Independence

Our securities are not quoted on an exchange that has requirements that a majority of our Board of Directors be independent, and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. However, our Board of Directors has determined in its business judgment that Richard J. Berman, Brent M. Davies and James A. Marks are independent within the meaning of the OTCQX Rules for U.S. Companies, the Sarbanes-Oxley Act of 2002, as amended, and related SEC rules.

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended December 31, 2019 and 2018.

	For the years ended
	December 31,
	2019	2018
Haskell & White LLP
Audit Fees	$210,000	$--
Audit related fees	--	--
Tax fees	--	--
Other fees	--	--

MaloneBailey, LLP
Audit Fees	$--	$63,000
Audit related fees	--	--
Tax fees	--	--
Other fees	--	--

Audit Fees

Audit fees consist of fees billed for services associated with the audit of our annual financial statements, review of the Company’s financial statements included in Quarterly Reports on Form 10-Q, and services normally provided by the accounting firm for statutory and regulatory filings or engagements.

Audit-Related Fees

We did not incur any fees payable to our independent auditors for assurance and related services reasonably related to the performance of the audit or review of our financial statements during the fiscal years ended December 31, 2019 and 2018.

Tax Fees

We did not incur any fees payable to our independent auditors for professional services for tax compliance, tax advice, and tax planning during the fiscal years ended December 31, 2019 and 2018.

All Other Fees

We did not incur any fees payable to our independent auditors during the fiscal years ended December 31, 2019 and 2018 for products or services provided by our independent registered public accounting firm.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements and Notes thereto begin on page F-1 of this Annual Report immediately after the signature page.

(2)	Financial Statement Schedules: All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the Notes thereto, or because it is not required.

(3)	Exhibits:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of November 27, 2019 by and among the Company, COMSovereign Corp. and DACS Merger Sub., Inc.	8-K	12/4/2019	2.1
3.1	Restated Articles of Incorporation	–	*	–
3.2	Amended and Restated By-Laws	–	*	–
4.1	Form of Convertible Promissory Note Series 2016 due October 1, 2017	8-K	9/30/2016	4.1
4.2	Form of August 2017 Amendment to Convertible Promissory Note Series 2016	10-Q	8/4/2017	4.1(a)
4.3	Form of November 2017 Amendment to Convertible Promissory Note Series 2016	10-Q	11/13/2017	4.1(b)
4.4	Form of March 2018 Amendment to Convertible Promissory Note Series 2016	10-K	3/23/2018	4.1(c)
4.5	Form of December 2018 Amendment to Secured Convertible Promissory Note Series 2016	8-K	12/27/2018	10.3a
4.6	Form of Secured Convertible Promissory Note Series 2017-08 due August 2, 2018	10-Q	8/4/2017	4.2
4.7	Form of December 2018 Amendment to Secured Convertible Promissory Note Series 2017-18	8-K	12/27/2018	10.3b
4.8	Amendment dated September 26, 2018 to Secured Convertible Promissory Note issued by the Company to Frost Nevada Investment Trust	8-K	9/28/2018	10.2
4.9	Form of Promissory Note dated October 25, 2018 issued by the Company to Jay Nussbaum	10-Q	10/26/2018	10.26
4.10	OID Promissory Note dated March 5, 2020 of Sovereign Plastics LLC in favor of Mark Vanderbeek	–	*	–
4.11	12.5% OID Convertible Note dated April 29, 2020 of the Registrant in favor of Red Diamond Partners LLC	8-K	5/5/2020	4.1
10.1	Form of Indemnification Agreement for Directors and Officers #	8-K	6/5/2014	10.4
10.2	Independent Contractor Agreement dated July 29, 2013 by and among US Technik, Inc., Lighter Than Air Systems Corp., and World Surveillance Group, Inc.	8-K	6/5/2014	10.9
10.3	2015 Equity Incentive Plan #	8-K	9/11/2015	99.1
10.4	Form of Nonqualified Stock Option Agreement under 2015 Equity Incentive Plan #	8-K	1/12/2017	10.3
10.5	Form of Amendment No. 1 dated December 2017 to the Form of Nonqualified Stock Option Agreement	8-K	12/27/2018	10.5
10.6	Form of Amendment No. 2 dated November 2019 to the Form of Nonqualified Stock Option Agreement	10-Q	11/14/2019	10.1
10.7	Form of Subscription Agreement for Convertible Promissory Notes Series 2016 due October 1, 2017	8-K	9/30/2016	10.1
10.8	Director Agreement dated January 9, 2017 by and among the Company, Global Security Innovative Strategies, LLC and David Aguilar #	8-K	1/12/2017	10.2
10.9	Amendment No. 1 dated September 4, 2019 to Director Agreement by and among the Company, Global Security Innovative Strategies, LLC and David Aguilar #	8-K	9/5/2019	10.2
10.10	Warrant dated August 3, 2017 issued by the Company to Dr. Phillip Frost	10-Q	8/4/2017	10.34
10.11	Amendment dated August 3, 2018 to Warrant issued by the Company to Dr. Phillip Frost	8-K	12/27/2018	10.4
10.12	Promissory Note and Security Agreement dated August 2, 2017 issued by the Company to City National Bank of Florida	10-Q	8/4/2017	10.29

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number
10.13	Form of Guarantee dated August 2, 2017 issued by Jay Nussbaum to City National Bank of Florida	10-Q	8/4/2017	10.30
10.14	Promissory and Guaranty dated September 26, 2018 among the Company, City National Bank of Florida and Jay Nussbaum	8-K	9/28/2018	10.1
10.15	Consulting Agreement dated November 10, 2017 between the Company and Global Security Innovative Strategies, LLC	10-Q	11/13/2017	10.35
10.16	Amendment No. 1 dated September 26, 2018 to the Consulting Agreement between the Company and Global Security & Innovative Strategies, LLC	8-K	9/28/2018	10.4
10.17	Form of Amendment No. 3 dated August 3, 2017 to Independent Contractor Agreement	10-Q	10/26/2018	10.2
10.18	Form of Common Stock Purchase Agreement dated October 24, 2018 between the Purchasers thereto and the Company	10-Q	10/26/2018	10.1
10.19	Form of Amended and Restated Stock Purchase Agreement dated December 12, 2018 between the Purchasers thereto and the Company	8-K	12/27/2018	10.1
10.20	Stock Redemption and Note Cancellation Agreement dated as of April 30, 2019 between the Company and Daniyel Erdberg	10-Q	5/3/2019	10.5
10.21	Form of Promissory Note dated January 28, 2019 in favor of the Company (the Non-Affiliate Note)	8-K	1/31/2019	10.2
10.22	Form of Promissory Note in favor of the Company (the Erdberg and Carpenter Trust Note)	8-K	1/31/2019	10.3
10.23	Independent Contractor Agreement dated March 21, 2019 between the Company and Cognitive Carbon Corporation	10-K	3/22/2019	10.55
10.24	Stock Redemption Agreement dated September 4, 2019 between the Company and Robert Guerra	8-K	9/5/2019	10.1
10.25	Form of the Company Restricted Stock Agreement	10-Q	11/14/2019	10.2
10.26	Employment Agreement dated December 2, 2019 between the Company and Daniel L. Hodges #	8-K	12/12/2019	10.1
10.27	Employment Agreement dated December 2, 2019 between the Company and John E. Howell #	8-K	12/12/2019	10.2
10.28	Employment Agreement dated December 2, 2019 between the Company and Dr. Dustin McIntire, Ph.D. 9 #	8-K	12/12/2019	10.3
10.29	Employment Agreement dated December 2, 2019 between the Company and Brian T. Mihelich #	8-K	12/12/2019	10.3
10.30	Employment Agreement dated January 2, 2020 between the Company and Kevin M. Sherlock #	8-K	1/8/2020	10.2
10.31	COMSovereign Holding Corp. 2020 Equity Incentive Plan	8-K	5/12/2020	10.1
10.32	Stock Agreement dated as of March 5, 2020 between the Company and Mark Vanderbeek	–	*	–
10.33	Warrant dated April 29, 2020 issued to Red Diamond Partners LLC	8-K	5/5/2020	4.2
10.34	Securities Purchase Agreement dated as of April 29, 2020 between the Company and Red Diamond Partners LLC	8-K	5/5/2020	10.1
10.35	Registration Rights Agreement dated as of April 29, 2020 between the Company and Red Diamond Partners LLC	8-K	5/5/2020	10.2
10.36	Agreement and Plan of Merger and Reorganization dated as of May 21, 2020 among the Company, CHC Merger Sub 7, Inc., VNC Acquisition LLC, Virtual Network Communications Inc. and the Stockholders’ Representative Named Therein	8-K	5/22/2020	10.1
10.37	Manufacturing Services Agreement dated as of April 4, 2018 between DragonWave-X and Benchmark Electronics, Inc.	–	*	–

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number
21	List of Subsidiaries	–	*	–
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	*	–
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	*	–
32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	*	–
32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	*	–
101 INS	XBRL Instance Document	–	–	–
101 SCH	XBRL Taxonomy Extension Schema Document	–	–	–
101 CAL	XBRL Taxonomy Calculation Linkbase Document	–	–	–
101 LAB	XBRL Taxonomy Labels Linkbase Document	–	–	–
101 PRE	XBRL Taxonomy Presentation Linkbase Document	–	–	–
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document	–	–	–

#       Indicates management contract or compensatory plan or arrangement.

*       Filed herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSOVEREIGN HOLDING CORP.

Date: July 5, 2020	By:	/s/ Daniel L. Hodges
Daniel L. Hodges
Chairman and Chief Executive Officer

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Daniel L. Hodges and Brian T. Mihelich, and each of them, as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel L. Hodges	Chairman and Chief Executive Officer	July 5, 2020
Daniel L. Hodges	(Principal Executive Officer)

/s/ Brian T. Mihelich	Chief Financial Officer	July 5, 2020
Brian T. Mihelich	(Principal Financial and Accounting Officer)

/s/ John E. Howell	President and Director	July 5, 2020
John E. Howell

/s/ David Aguilar	Director	July 5, 2020
David Aguilar

/s/ Richard J. Berman	Director	July 5, 2020
Richard J. Berman

/s/ Brent M. Davies	Director	July 5, 2020
Brent M. Davies

/s/ James A. Marks	Director	July 5, 2020
James A. Marks

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ComSovereign Holding, Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ComSovereign Holding, Corp. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the period from January 10, 2019 (inception) through December 31, 2019 and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and the consolidated results of its operations and its cash flows for the period then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has experienced losses, negative cash flows from operations, has limited capital resources, and an accumulated deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2019.

Irvine, California

July 5, 2020

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED BALANCE SHEET

(Amounts in US$’s, except share data)	December 31, 2019
ASSETS
Current Assets
Cash	$812,452
Accounts receivable, net	2,168,659
Receivables – related party	1,595
Inventory, net	4,671,396
Prepaid expenses	916,729
Other current assets	94,538
Total Current Assets	8,665,369
Property and equipment, net	1,458,106
Operating lease right-of-use assets	2,199,682
Intangible assets, net	51,277,482
Goodwill	56,386,796
Total Assets	$119,987,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,245,704
Accrued interest	306,445
Accrued liabilities	1,383,008
Accrued liabilities – related party	461,254
Accrued payroll	1,050,703
Contract liabilities, current	149,923
Accrued warranty liability	195,138
Operating lease liabilities, current	467,979
Line of credit	2,000,000
Notes payable – related party	1,492,953
Current portion of long-term debt, net of unamortized discounts and debt issuance costs	5,389,492
Total Current Liabilities	15,142,599
Contract liabilities, net of current portion	152,892
Operating lease liabilities, net of current portion	1,744,569
Total Liabilities	17,040,060
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 128,326,243 shares issued and outstanding as of December 31, 2019	12,833
Additional paid-in capital	130,553,180
Accumulated deficit	(27,545,255)
Accumulated other comprehensive loss	(23,383)
Treasury stock, at cost, 100,000 shares as of December 31, 2019	(50,000)
Total Stockholders’ Equity	102,947,375
Total Liabilities and Stockholders’ Equity	$119,987,435

See Notes to the Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in US$’s, except share data)	January 10, 2019 (Inception) to December 31, 2019
Revenue	$4,712,212
Cost of Goods Sold (1)	2,990,716
Gross Profit	1,721,496

Operating Expenses
Research and development (1)	174,257
Sales and marketing (1)	6,222
General and administrative (1)	14,325,078
Depreciation and amortization	7,567,184
Gain on sale of fixed assets	(98,410)
Total Operating Expenses	21,974,331
Net Operating Loss	(20,252,835)
Other Income (Expense)
Loss on conversion of debt	(2,640,000)
Net loss on extinguishment of debt	(434,774)
Foreign currency transaction gain	191,547
Interest expense	(8,399,663)
Other expense	(147,430)
Total Other Expenses	(11,430,320)
Net Loss Before Income Taxes	(31,683,155)
Deferred Tax Benefit	4,137,900
Net Loss	$(27,545,255)
Loss per common share:
Basic	$(0.57)
Diluted	$(0.57)
Weighted-average shares outstanding:
Basic	48,714,099
Diluted	48,714,099

(1)	These are exclusive of depreciation and amortization

See Notes to the Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Amounts in US$’s)	January 10, 2019 (Inception) to December 31, 2019
Net Loss	$(27,545,255)
Other Comprehensive Loss:
Foreign currency translation adjustment	(23,383)
Total Comprehensive Loss	$(27,568,638)

See Notes to the Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in US$’s, except	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
share data)	Shares	Amount	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
January 10, 2019 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of founder shares at inception	—	—	27,890,000	2,789	—	—	—	—	2,789
Issuance of preferred stock for VEO, Inc. acquisition	1,500,000	150	—	—	13,214,850	—	—	—	13,215,000
Issuance of preferred stock for InduraPower, Inc. acquisition	800,000	80	—	—	7,047,920	—	—	—	7,048,000
Issuance of preferred stock for Silver Bullet Technology, Inc. acquisition	300,000	30	—	—	2,642,970	—	—	—	2,643,000
Issuance of common stock for DragonWave-X LLC and Lextrum, Inc. acquisitions	—	—	13,237,149	1,324	58,242,132	—	—	—	58,243,456
Common stock issued for cash	—	—	500,000	50	4,950	—	—	—	5,000
Common stock issued for cashless exercise of warrants	—	—	3,372,500	337	33,388	—	—	—	33,725
Common stock issued for conversion of senior convertible debentures	—	—	1,100,000	110	3,752,388	—	—	—	3,752,498
Common stock issued in debt conversion	—	—	160,000	16	703,984	—	—	—	704,000
Warrants issued for services	—	—	—	—	4,074,330	—	—	—	4,074,330
Warrants issued in conjunction with debt agreements	—	—	—	—	3,138,667	—	—	—	3,138,667
Common stock issued as debt issuance costs	—	—	1,235,140	123	7,805,489	—	—	—	7,805,612
Common stock issued for services	—	—	120,000	12	525,290	—	—	—	525,302
Share-based compensation	—	—	45,660	5	258,256	—	—	—	258,261
Beneficial conversion feature	—	—	—	—	855,549	—	—	—	855,549
Conversion of preferred stock	(2,600,000)	(260)	2,600,000	260	—	—	—	—	—
Conversion of ComSovereign Corp. stock at 0.8902 into Drone Aviation Holding Corp. stock	—	—	44,739,551	4,474	(4,474)	—	—	—	—
Merger with Drone Aviation Holding Corp.	—	—	33,326,243	3,333	28,257,491	—	(50,000)	—	28,210,824
Net loss	—	—	—	—	—	—	—	(27,545,255)	(27,545,255)
Other comprehensive loss	—	—	—	—	—	(23,383)	—	—	(23,383)
December 31, 2019	—	$—	128,326,243	$12,833	$130,553,180	$(23,383)	$(50,000)	$(27,545,255)	$102,947,375

See Notes to the Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in US$’s)	January 10, 2019 (Inception) to December 31, 2019
Cash flows from operating activities:
Net loss	$(27,545,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	623,884
Amortization	6,943,300
Share-based compensation	258,256
Deferred income taxes	(4,137,900)
Amortization of debt discounts and debt issuance costs	8,458,341
Amortization of right-of-use asset	135,542
Gain on sale of fixed assets	(98,410)
Loss on conversion of debt	2,640,000
Net loss on extinguishment of debt	434,774
Other, net	525,307
Changes in assets and liabilities:
Accounts receivable	(26,992)
Receivables– related party	(4,876,258)
Inventory	(1,136,012)
Prepaids	(767,355)
Other current assets	(93,289)
Accounts payable	(1,141,823)
Accrued liabilities	2,295,273
Accrued interest	1,109,252
Related party payable	9,826,112
Operating lease liabilities	(123,534)
Other current liabilities	(156,460)
Net cash used in operating activities	(6,853,247)
Cash flows from investing activities:
Cash acquired from acquisitions	2,925,273
Additions to property and equipment	(87,038)
Net cash provided by investing activities	2,838,235
Cash flows from financing activities:
Proceeds from issuance of common stock	5,000
Proceeds from issuance of related party debt	485,000
Proceeds from issuance of debt	6,249,170
Repayment of debt	(1,808,323)
Debt issuance costs	(80,000)
Net cash provided by financing activities	4,850,847
Effect of exchange rates on cash	(23,383)
Net increase in cash and cash equivalents	812,452
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of year	$812,452
Supplemental disclosures of cash flow information:
Cash paid during the period:
Taxes	$—
Interest	—
Non-cash investing and financing activities:
Recognition of right-of-use operating lease asset and liability	2,335,224
Issuance of founder shares at inception	2,789
Common stock issued for cashless exercise of warrants	33,725
Common stock issued for conversion of senior convertible debentures	3,725,498
Common stock issued in debt conversion	704,000
Warrants issued for services	4,074,330
Warrants issued in conjunction with debt agreements	3,138,667
Common stock issued as debt issuance costs	7,805,612
Beneficial conversion feature	855,549
Issuance of preferred stock for VEO, Inc. acquisition	13,215,000
Issuance of preferred stock for InduraPower, Inc. acquisition	7,048,000
Issuance of preferred stock for Silver Bullet Technology, Inc. acquisition	2,643,000
Issuance of common stock for DragonWave-X LLC and Lextrum, Inc. acquisitions	58,243,456

See Notes to the Consolidated Financial Statement

COMSOVEREIGN HOLDING CORP.

Notes to Consolidated Financial Statements

For the Period from January 10, 2019 (Inception) to December 31, 2019

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

COMSovereign Holding Corp., formerly known as Drone Aviation Holding Corp. (“the “Company”), is a provider of technologically-advanced telecom solutions to network operators, mobile device carriers, governmental units and other enterprises worldwide. The Company has assembled a portfolio of communications, power and niche technologies, capabilities and products that enable the upgrading of latent 3G networks to 4G and 4G-LTE networks and will facilitate the rapid rollout of the 5G and “next-Generation” (“nG”) networks of the future. The Company focuses on special capabilities, including signal modulations, antennae, software, hardware and firmware technologies that enable increasingly efficient data transmission across the radio-frequency spectrum. The Company’s product solutions are complemented by a broad array of services including technical support, systems design and integration, and sophisticated research and development programs. The Company competes globally on the basis of its innovative technology, broad product offerings, high-quality and cost-effective customer solutions, as well as the scale of its global customer base and distribution. In addition, the Company believes it is in a unique position to rapidly increase its near-term domestic sales as it is among the few U.S.-based providers of telecommunications equipment and services.

Acquisition of ComSovereign Corp.

The Company was incorporated under the laws of the State of Nevada on April 17, 2014. On November 27, 2019, the Company entered into an Agreement and Plan of Merger dated as of November 27, 2019 (the “Merger Agreement”) with ComSovereign Corp., a Delaware corporation (“ComSovereign”), and DACS Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”). The Merger Agreement provided for the merger of Merger Sub with and into ComSovereign (hereafter referred to as the “ComSovereign Acquisition”). As a result of the ComSovereign Acquisition, Merger Sub ceased to exist, and ComSovereign became the surviving corporation and a direct wholly-owned subsidiary of the Company. Additionally, the former stockholders of ComSovereign (the “ComSovereign Stockholders”) received a direct equity ownership and controlling equity interest in the Company. For each share of ComSovereign common stock, the stockholder received 1.8902 shares of the Company’s common stock. The ComSovereign Acquisition was completed on November 27, 2019. On December 10, 2019, the Company changed its name from Drone Aviation Holding Corp. to COMSovereign Holding Corp.

The ComSovereign Acquisition was accounted for as a reverse merger with ComSovereign acquiring the assets of the Company, and the net assets, including other intangible assets, of the Company prior to the ComSovereign Acquisition being recorded at fair value with the excess purchase price allocated to goodwill. As a result of the completion of the ComSovereign Acquisition, these consolidated financial statements include (1) the assets and liabilities of the Company and its consolidated subsidiaries, including ComSovereign and its subsidiaries, as of December 31, 2019, (2) the historical operations of ComSovereign from inception (January 10, 2019) to the date of consummation of the ComSovereign Acquisition, and (3) and the operations of the Company and its subsidiaries from the date of completion of the ComSovereign Acquisition (November 27, 2019) to December 31, 2019.

Corporate History of ComSovereign

ComSovereign was incorporated in the state of Delaware on January 10, 2019. From the date of incorporation until the date of its first acquisition, as described below, ComSovereign had no business operations.

On January 12, 2019, two founding members of ComSovereign each acquired 6,000,000 shares of common stock at a value of $0.0001 per share of common stock with no cash paid to ComSovereign and no services required.

On January 20, 2019, the same two founding members of ComSovereign each acquired an additional 6,000,000 shares of common stock at a value of $0.0001 per share of common stock with no cash paid to ComSovereign and no services required.

On January 22, 2019, an additional 11 founding members of ComSovereign acquired an aggregate of 3,290,000 shares of common stock at a value of $0.0001 per share of common stock with no cash paid to ComSovereign and no services required.

On January 23, 2019, one of the additional 11 founding members acquired an additional 500,000 shares of common stock at a value of $0.0001 per share of common stock with no cash paid to ComSovereign and no services required.

On January 29, 2019, an additional founding member of ComSovereign acquired 100,000 shares of common stock at a value of $0.0001 per share of common stock with no cash paid to ComSovereign and no services required.

On January 31, 2019, ComSovereign acquired the capital stock of VEO, Inc. (“VEO”). VEO is a research and development company innovating silicon photonic (“SiP”) technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment. In connection with the purchase of VEO, ComSovereign issued 1,500,000 unregistered shares of Series A Redeemable Convertible Preferred stock (“Preferred Series A”) to Dr. Chen K. Sun, who is also a founding member of ComSovereign.

On January 31, 2019, ComSovereign acquired the capital stock of InduraPower Inc. (“InduraPower”). InduraPower is a manufacturer of intelligent batteries and back-up power supplies for network systems and telecom nodes. It also provides power designs and batteries for aerospace, marine and automotive industries. In connection with the purchase of InduraPower, ComSovereign issued an aggregate of 800,000 unregistered Preferred Series A shares. Of those 800,000 shares, 688,800 Preferred Series A shares were issued to Sergei Begliarov, who is a founding member of ComSovereign and who became the Chief Executive Officer of InduraPower, and the balance was distributed to four other shareholders.

On March 4, 2019, ComSovereign acquired the capital stock of Silver Bullet Technology, Inc. (“Silver Bullet”). Silver Bullet is an engineering firm that designs and develops next generation network systems and components, including large-scale network protocol development, software-defined radio-systems and wireless network designs. In connection with the purchase of Silver Bullet, ComSovereign issued 300,000 unregistered Preferred Series A shares to Dr. Dustin McIntire, who is a founding member of ComSovereign and who became the Company’s Chief Technology Officer.

On April 1, 2019, ComSovereign acquired the capital stock of DragonWave-X LLC (“DragonWave”) and Lextrum, Inc. (“Lextrum”). DragonWave is a manufacturer of high-capacity microwave and millimeter point-to-point telecom backhaul radio units. Lextrum is a manufacturer of full-duplex wireless technologies and components, including multi-reconfigurable radio frequency antennae and software programs. This technology enables the doubling of a given spectrum band by allowing simultaneous transmission and receipt of radio signals on the same frequencies. In connection with the purchase of DragonWave and Lextrum, ComSovereign issued an aggregate of 13,237,149 shares of common stock to the shareholders of the parent company of DragonWave and Lextrum. Included in those shareholders were Daniel L. Hodges, the Chairman of the parent company, and John E. Howell, the Director and Chief Executive Officer of the parent company. In accordance with the subsections of ASC 805-50, Business Combinations, Transactions Between Entities Under Common Control, the Company noted common control did not exist based on either voting interests or qualitative factors; therefore, the Company concluded that the transaction was considered at arms-length and accounted for the transaction based on ASC 805, Business Combinations.

On November 15, 2019, the 2,600,000 outstanding shares of Preferred Series A were exchanged for an aggregate of 2,600,000 shares of ComSovereign’s common stock.

Basis of Presentation

The accompanying financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The historical information is not necessarily indicative of the Company’s future results of operations, financial position or cash flows.

Principle of Consolidation

The consolidated financial statements as of, and for the period from January 10, 2019 (inception) to December 31, 2019 (“fiscal 2019”) include the accounts of the Company and its subsidiaries: Drone AFS Corp., Lighter Than Air Systems Corp., DragonWave, Lextrum, Silver Bullet, VEO and InduraPower.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions, including all short-term, highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2019.

Accounts Receivable and Credit Policies

Trade accounts receivable consist of amounts due from the sale of the Company’s products and services. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 45 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. As of December 31, 2019, the Company characterized $690,830 as uncollectible.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivables. The Company places its cash with high-credit-quality financial institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250,000 per depositor. As a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company has not experienced any losses due to these excess deposits and believes the risk is not significant. With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Related Parties

The Company accounts for related party transactions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 850, Related Party Disclosures. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Inventory

Inventory is valued at the lower of cost and net realizable value (“NRV”). The cost of inventory is calculated on a standard cost basis, which approximates weighted average actual cost. NRV is determined as the market value for finished goods, replacement cost for raw materials and finished goods market value less cost to complete for work in progress inventory. The Company regularly reviews inventory quantities on hand and records an impairment for excess and obsolete inventory based on factors including its estimated forecast of product demand, the stage of the product life cycle and production requirements for the units in question. Indirect manufacturing costs and direct labor expenses are allocated systematically to the total production inventory.

Investments

An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless (1) the Company has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of the fair value up to (or beyond) the cost of the investment; and (2) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other that temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and fair value.

Property and Equipment, net

Property and equipment are stated at cost when acquired. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Asset Type	Useful Life
Test equipment, research and development equipment	4-5 years
Computer hardware	2 years
Production fixtures	3 years
Leasehold improvements	5 years
Other	3-5 years

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During fiscal 2019, the Company recorded no impairments.

Beneficial Conversion Features and Warrants

The Company evaluates the conversion feature of convertible debt instruments to determine whether the conversion feature was beneficial as described in ASC 470-30, Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital. The Company calculates the fair value of warrants with the convertible instruments using the Black-Scholes valuation model.

Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value of the BCF and warrants are recorded as a debt discount and is accreted over the expected term of the convertible debt as interest expense.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, Fair Value Measurement. As defined in ASC 820, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement) as follows:

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally-developed methodologies that result in management’s best estimate of fair value.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of December 31, 2019 approximated their fair value due to their short-term nature.

Debt Discounts

The Company records debt discounts as a deduction from the carrying amount of the related indebtedness on its Consolidated Balance Sheet with the respective debt discount amortized in interest expense on its Consolidated Statement of Operations. In connection with the issuance of certain notes payable and senior convertible debentures, the Company, or its subsidiaries, issued warrants to purchase shares of its common stock and has BCFs. See Note 10 – Debt Agreements and Note 15 – Warrants. The warrants are exercisable at various exercise prices per share. The Company evaluated the terms of these warrants at issuance and concluded that they should be treated as equity. The fair value of the warrants was determined by using the Black-Scholes model and was recorded as a debt discount offsetting the carrying value of the debt obligation in the Consolidated Balance Sheet.

As described above under Beneficial Conversion Features and Warrants, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value of the BCF and warrants are recorded as a debt discount and is accreted over the expected term of the convertible debt as interest expense.

Debt Issuance Costs

The Company presents debt issuance costs as a direct deduction from the carrying amount of the related indebtedness on its Consolidated Balance Sheet and amortizes these costs over the term of the related debt liability using the straight-line method, which approximates the effective interest method. Amortization is recorded in interest expense on the Consolidated Statement of Operations.

Foreign Currency Translation

The Company’s operations and balances denominated in foreign currencies, including those of its foreign Canadian subsidiary, DragonWave, that are primarily a direct and integral component or extension of the Company’s operations, are translated into U.S. dollars (“USD”) using the following: monetary assets and liabilities are translated at the period end exchange rate; non-monetary assets are translated at the historical exchange rate; and revenue and expense items are translated at the average exchange rate and records the translation adjustments in accumulated other comprehensive income (loss) on the Consolidated Balance Sheet. Foreign currency transaction gains and losses are included in foreign currency transaction gain (loss) in the Consolidated Statement of Operations.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance sets forth a five-step revenue recognition model which replaced the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance and to require more detailed disclosures. The five steps of the revenue recognition model are: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

To further assist with adoption and implementation of ASU 2014-09, the FASB issued the following ASUs:

●	ASU 2016-08 (Issued March 2016) — Principal versus Agent Consideration (Reporting Revenue Gross versus Net)

●	ASU 2016-10 (Issued April 2016) — Identifying Performance Obligations and Licensing

●	ASU 2016-12 (Issued May 2016) — Narrow-Scope Improvements and Practical Expedients

●	ASU 2016-20 (Issued December 2016) — Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

The Company adopted these standards as of January 10, 2019 (date of incorporation).

At contract inception, the Company assesses the goods and services promised in the contract with customers and identifies a performance obligation for each. To determine the performance obligation, the Company considers all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. The Company measures revenue as the amount of consideration expected to be received in exchange for transferring goods and services. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.

The Company has determined that it has the following performance obligations related to its products and services: equipment, software license, extended warranty, training, installation and consulting service. Revenue from equipment, software license, training and installation are all recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract, or services is completed. Revenue from extended warranties is recognized over time using an input method that results in a straight-line basis recognition over the warranty period, as the contract usually provides the customer equal benefit throughout the warranty period. Revenue from consulting services is recognized over time using an input method of labor hours expensed, as it directly measures the efforts toward satisfying the performance obligation.

For contracts with customers that contain multiple performance obligations, the Company accounts for the promised performance obligations separately as individual performance obligations if they are distinct. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, including the degree of interrelation and interdependence between obligations and whether or not the good or service significantly modifies or transforms another good or service in the contract. After identifying the separate performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company generally determines the standalone selling prices based on the prices charged to customers. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including taking into consideration either historical pricing practices or an adjusted market assessment. Unsatisfied and partially unsatisfied performance obligations as of the end of the reporting period primarily consist of products and services for which customer purchase orders have been accepted and that are in the process of being delivered.

Transaction price is calculated as the selling price less any variable consideration, consisting of rebates and discounts. Discounts provided to customers are known at contract inception. Rebates are calculated on the “expected value” method where the Company (1) estimates the probability of each rebate amount which could be earned by the distributor, (2) multiplies each estimated amount by its assigned probability factor, and (3) calculates a final sum of each of the probability-weighted amounts calculated in step (2). The sum calculated in step (3) is the rebate amount, which along with discounts reduces the amount of revenue recognized.

Costs incurred for shipping and handling are included in costs of goods sold on the Consolidated Statement of Operations. Amounts billed to a customer for shipping and handling are reported as revenue on the Consolidated Statement of Operations.

The Company provides limited warranties for products sold to customers, typically for 13 months, covering product defects. Such limited warranties are not sold separately and do not provide customers with a service in addition to assurance of compliance with agreed-upon specifications. Accordingly, these types of limited warranties are not considered to be separate performance obligations. In accordance with applicable guidance, the expected cost of the limited warranties is recorded as accrued warranty liability on the Consolidated Balance Sheet. Optional extended warranties are sold to customers and include additional support services.

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. The Company records contract liabilities when cash payments are received (or unconditional rights to receive cash) in advance of fulfilling its performance obligations. When the services have been performed or the goods delivered, revenue will be recognized, and contract liabilities will be reduced.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The majority of the Company’s performance obligations in its contracts with customers relate to contracts with durations of less than one year. The transaction price allocated to unsatisfied performance obligations included in contracts with durations of more than 12 months is reflected in contract liabilities on the Consolidated Balance Sheet.

Applying a practical expedient, the Company recognizes the incremental costs of obtaining contracts, which primarily consist of sales commissions, as expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. If the service period, inclusive of any anticipated renewal, is longer than a year, the incremental direct costs are capitalized and amortized over the period of benefit. As of December 31, 2019, there were no such capitalized costs.

The Company also applies the practical expedient not to adjust the promised amount of consideration for the effects of a financing component if the Company expects, at contract inception, that the period between when the Company transfers a good or service to the customer and when the customer pays for the good or service will be one year or less. During fiscal 2019, there were no such financing components.

Research and Development

Research costs are expensed as incurred. Development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Development costs incurred prior to establishment of technological feasibility do not meet these criteria and are expensed as incurred.

Share-Based Compensation

Employees

The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company has elected to adopt ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting (“Topic 718”) and has a policy to account for forfeitures as they occur.

Non-Employees

Effective January 10, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to non-employees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to non-employees under Subtopic 505-50, Equity, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

Share-based compensation for employees and non-employees is recorded in the Consolidated Statement of Operations as a component of general and administrative expense with a corresponding increase to additional paid-in capital in shareholders’ equity.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires organizations to recognize right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous U.S. GAAP. To further assist with adoption and implementation of ASU 2016-02, the FASB issued the following ASUs:

●	ASU 2018-10 (Issued July 2018) — Codification Improvements to Topic 842, Leases

●	ASU 2018-11 (Issued July 2018) — Leases (Topic 842): Targeted Improvements (“ASU 2018-11”)

●	ASU 2018-20 (Issued December 2018) — Leases (Topic 842): Narrow-Scope Improvements for Lessors

●	ASU 2019-01 (Issued March 2019) — Leases (Topic 842): Codification Improvements

ASU 2018-11 provided entities with an additional transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any. The new lease standard was effective for fiscal years beginning after December 15, 2018. The Company adopted these standards in the first quarter of 2019 utilizing the transition method allowed under ASU 2018-11. See Note 17 — Leases for more information related to the Company’s leases.

Income Taxes

The Company accounts for income taxes utilizing ASC 740, Income Taxes. ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. The Company has recorded a 100% valuation allowance against net deferred tax assets due to the uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company also follows the guidance for accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2019. If the Company has to recognize any interest or penalties associated with its tax positions or returns, any interest or penalties will be recorded as income tax expense in the Consolidated Statement of Operations.

Earnings or Loss per Share

The Company accounts for earnings or loss per share pursuant to ASC 260, Earnings Per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options, restricted stock awards and warrants for each period.

There were no adjustments to net loss, the numerator, for purposes of computing basic earnings per share. The following table sets out the computation of basic and diluted income (loss) per share:

(Amounts in US$’s, except share data)	January 10, 2019 (Inception) to December 31, 2019
Numerator:
Net loss	$(27,545,255)

Numerator for basic earnings per share - loss available to common shareholders	$(27,545,255)

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	48,714,099
Dilutive effect of warrants and options	—
Denominator for diluted earnings per share - weighted average common shares outstanding and assumed conversions	48,714,099
Basic loss per common share	$(0.57)
Diluted loss per common share	$(0.57)

Potential common shares issuable to employees, non-employees and directors upon exercise or conversion of shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are dilutive in periods of net loss available to common shareholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period, regardless of whether the Company is in a period of net loss available to common shareholders. The following weighted-average potential common shares were excluded from the diluted loss per common share as their effect was anti-dilutive: stock options of 837,479, restricted stock units of 156,091 and warrants of 48,498.

Reportable Segments

U.S. GAAP establishes standards for reporting financial and descriptive information about a company’s reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer, who currently reviews the financial performance and the results of operations of our operating subsidiaries on a consolidated basis when making decisions about allocating resources and assessing performance of our company. Accordingly, we currently consider ourselves to be in a single reporting segment for reporting purposes focused on the North American development, manufacturing and production of products and services for the telecom infrastructure market.

As we are still in the early stages of developing our company, we have historically managed our subsidiaries within this single operating segment and do not assess the performance of our product lines or geographic regions or other measures of income or expense, such as product expense, operating income or net income. Each of our subsidiaries is operated under the same senior management of our company, and we view the operations of our subsidiaries as a whole for making business decisions. Employees of one subsidiary, particularly mechanical engineers, are often called upon to assist in the operations of another subsidiary. As the development of our company matures and we move toward full scale production with increased marketing efforts, we will continue to evaluate additional segment disclosure requirements.

Recent Accounting Pronouncements

Management believes there have not been any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

3. BUSINESS ACQUISITIONS

The Company’s acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill.

For fiscal 2019, the Company recorded the following acquisitions.

VEO, Inc.

On January 31, 2019, ComSovereign entered a stock-for-stock exchange with the stockholder of VEO. At the effective date of the acquisition, all of the outstanding capital stock of VEO that was issued and outstanding at such time was exchanged for 1,500,000 unregistered Preferred Series A shares of ComSovereign.

Purchase consideration has been evaluated based on the business enterprise valuation of VEO. The shares of Preferred Series A issued to acquire VEO were valued at $8.81 per share (non-marketable basis).

VEO Purchase Price

(Amounts in US$’s, except share data)	Consideration
Number of Preferred Series A paid	1,500,000
Per share value	$8.81
Purchase price	$13,215,000

The allocation of the total preliminary estimated purchase price to the tangible and intangible assets acquired and liabilities assumed by ComSovereign based on the estimated fair values as of January 31, 2019 was as follows:

(Amounts in US$’s)	Fair Value
Cash	$55,261
Fixed and other long-term assets	4,000
Assumed liabilities	(40,531)
Intangible assets and goodwill:
Technology	6,410,000
Goodwill	6,786,270
Total intangible assets and goodwill	13,196,270
Total Consideration	$13,215,000

InduraPower, Inc.

On January 31, 2019, ComSovereign entered a stock-for-stock exchange with the stockholders of InduraPower. At the effective date of the acquisition, all of the outstanding capital stock of InduraPower that was issued and outstanding at such time was exchanged for 800,000 unregistered shares of Preferred Series A of ComSovereign.

Purchase consideration has been evaluated based on the business enterprise valuation of InduraPower. The shares of Preferred Series A issued to acquire InduraPower were valued at $8.81 per share (non-marketable basis).

InduraPower Purchase Price

(Amounts in US$’s, except share data)	Consideration
Number of Preferred Series A paid	800,000
Per share value	$8.81
Purchase price	$7,048,000

The allocation of the total preliminary estimated purchase price to the tangible and intangible assets acquired and liabilities assumed by ComSovereign based on the estimated fair values as of January 31, 2019 was as follows:

(Amounts in US$’s)	Fair Value
Cash	$18,791
Debt-free net working capital (excluding cash)	263,459
Fixed and other long-term assets	97,384
Assumed liabilities	(1,240,097)
Intangible assets and goodwill:
Technology	1,000,000
Goodwill estimate	6,908,463
Total intangible assets and goodwill	7,908,463
Total Consideration	$7,048,000

Silver Bullet Technology, Inc.

On March 4, 2019, ComSovereign entered a stock-for-stock exchange with the stockholder of Silver Bullet. At the effective date of the acquisition, all of the outstanding capital stock of Silver Bullet that was issued and outstanding at such time was exchanged for 300,000 unregistered shares of Preferred Series A of ComSovereign.

Purchase consideration has been evaluated based on the business enterprise valuation of Silver Bullet. The shares of Preferred Series A issued to acquire Silver Bullet were valued at $8.81 per share (non-marketable basis).

Silver Bullet Purchase Price

(Amounts in US$’s, except share data)	Consideration
Number of Preferred Series A paid	300,000
Per share value	$8.81
Purchase price	$2,643,000

The allocation of the total preliminary estimated purchase price to the tangible and intangible assets acquired and liabilities assumed by ComSovereign based on the estimated fair values as of March 4, 2019 was as follows:

(Amounts in US$’s)	Fair Value
Cash	$273,290
Debt-free net working capital (excluding cash)	103,537
Fixed and other long-term assets	21,000
Liabilities assumed	(84,382)
Intangible assets and goodwill:
Technology	210,000
Trade name	200,000
Customer relationships	400,000
Goodwill estimate	1,519,555
Total intangible assets and goodwill	2,329,555
Total Consideration	$2,643,000

DragonWave-X LLC and Lextrum, Inc.

On April 1, 2019, ComSovereign entered into a stock-for-stock exchange with the owner of DragonWave and Lextrum. At the effective date of the acquisition, all of the equity interests of DragonWave and Lextrum were exchanged for an aggregate of 13,237,149 shares of ComSovereign’s restricted common stock.

Purchase consideration has been evaluated based on the business enterprise valuation of DragonWave and Lextrum. The shares of common stock issued to acquire DragonWave and Lextrum were valued at $4.40 per share (non-marketable basis).

DragonWave and Lextrum Purchase Price

(Amounts in US$’s, except share data)	Consideration
Number of common stock paid	13,237,149
Per share value	$4.40
Purchase price	$58,243,456
DragonWave	$42,081,392
Lextrum	$16,162,064

DragonWave

The allocation of the total preliminary estimated purchase price to the tangible and intangible assets acquired and liabilities assumed by ComSovereign based on the estimated fair values as of April 1, 2019 was as follows:

(Amounts in US$’s)	Fair Value
Cash	$1,274,072
Debt-free net working capital (excluding cash)	(1,099,194)
Note payable	(5,690,000)
Fixed and other long-term assets	2,455,714
Intangible assets:
Technology	13,750,000
Trade name	4,210,000
Customer relationships	13,080,000
Goodwill estimate	14,100,800
Total intangible assets and goodwill	45,140,800
Total Consideration	$42,081,392

Lextrum

The allocation of the total preliminary estimated purchase price to the acquired tangible and intangible assets and liabilities assumed by ComSovereign based on the estimated fair values as of April 1, 2019 was as follows:

(Amounts in US$’s)	Fair Value
Cash	$8,105
Debt-free net working capital (excluding cash)	(103,611)
Fixed and other long-term assets	—
Intangible assets:
Technology	11,430,000
Goodwill estimate	4,827,570
Total intangible assets	16,257,570
Total Consideration	$16,162,064

Historical Drone Aviation Holding Corp

The allocation of the total preliminary estimated purchase price to Drone Aviation Holding Corp’s acquired tangible and intangible assets and assumed liabilities based on the estimated fair values as of November 27, 2019 was as follows:

(Amounts in US$’s)	Fair Value
Working capital	$2,399,800
Other assets	220,672
Intangible assets and goodwill:
Intellectual property	3,729,537
Trade name	1,233,204
Customer relationships	1,630,792
Noncompete	937,249
Goodwill estimate	18,106,237
Total intangible assets and goodwill	25,637,019
Total Consideration	$28,257,491

4. GOING CONCERN

On August 27, 2014, the FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For fiscal 2019, the Company generated negative cash flows from operations of $6,853,247 and had an accumulated deficit of $27,545,255 and negative working capital of $6,477,230.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets and secure lines of credit. The Company is in discussion with its investment bankers regarding the sale of approximately $13,000,000 of equity in the third quarter of 2020.

The Company’s fiscal operating results, accumulated deficit and negative working capital, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company believes the fundraising actions outlined above, and its future operating cash flows, will enable it to meet its liquidity requirements through June 2021. There can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake, and the failure of the Company to raise additional capital could adversely affect its future operations and viability.

5. INVENTORY

Inventory consisted of the following as of December 31, 2019:

(Amounts in US$’s)	December 31, 2019
Raw materials	$1,041,256
Work in progress	1,566,147
Finished goods	3,060,518
Total production inventory	5,667,921
Inventory held for customer service/warranty	56,409
Total inventory	5,724,330
Reserve	(1,052,934)
Total inventory, net	$4,671,396

6. PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2019:

(Amounts in US$’s)	December 31, 2019
Prepaid products and services	$873,617
Prepaid rent and security deposit	43,112
$916,729

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2019:

(Amounts in US$’s)	December 31, 2019
Shop machinery and equipment	$8,100,667
Computers and electronics	558,561
Office furniture and fixtures	341,214
Leasehold improvements	222,332
9,222,774
Less - accumulated depreciation	(7,764,668)
$1,458,106

For fiscal 2019, the Company invested $87,038 in capital expenditures.

The Company recognized $623,884 of depreciation expense for fiscal 2019.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of goodwill for fiscal 2019:

(Amounts in US$’s)	Total
Balance at January 10, 2019 (inception)	$—
Acquisitions	56,386,796
Balance at December 31, 2019	$56,386,796

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of December 31, 2019:

(Amounts in US$’s)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trade names	$5,643,204	$(489,222)	$5,153,982
Technology	32,800,000	(4,308,333)	28,491,667
Customer relationships	15,110,792	(2,054,894)	13,055,898
Intellectual property	3,729,537	(51,799)	3,677,738
Noncompete	937,249	(39,052)	898,197
Total definite-lived intangible assets	$58,220,782	$(6,943,300)	$51,277,482

The following table sets forth the amortization expense (actual and estimated) for intangible assets, assuming no additional amortizable intangible assets, for fiscal 2019 and each of the following five years:

	Actual	Estimated
(Amounts in US$’s)	2019	2020	2021	2022	2023	2024
Amortization expense	$6,943,300	$10,385,211	$10,346,159	$9,916,587	$9,916,587	$7,861,692

9. REVOLVING LINE OF CREDIT AND NOTE PAYABLE

Revolving Line of Credit

In 2017, the Company issued a promissory note (the “CNB Note”) to City National Bank of Florida (“CNB”) in the principal amount of $2,000,000, with a maturity date of August 2, 2018. In 2018, the maturity date of the CNB Note was extended to August 2, 2019. On August 29, 2019, the maturity date of the CNB Note was extended to August 2, 2020. The August 2019 modification was evaluated and it was determined that it did not qualify as an extinguishment of debt. The CNB Note allows for a CNB line of credit with advances that may be requested by the Company until the maturity date of August 2, 2020 so long as no event of default exists under the CNB Note or certain other events.

The CNB Note bears an interest rate equal to the average of the interest rates per annum at which U.S. Dollars are offered in the London Interbank Borrowing Market (“LIBOR”) for a 30-day period (the “Index”) plus 2.9% over the Index. The Company will pay to CNB a late charge of 5.0% of any monthly payment not received by CNB within 10 calendar days after its due date. The Company may prepay the CNB Note at any time without penalty. In the event of a default, the interest rate will increase to the highest lawful rate. As of December 31, 2019, the interest rate on the CNB Note is 4.6% per annum.

Under the terms of the CNB Note, the Company is obligated to maintain its primary operating account with CNB with a minimum average annual balance of $1,600,000. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the CNB Note. Management believes that it was in compliance at all times during the year with this covenant and was never charged the 2% deficiency fee. The CNB Note is personally guaranteed by the Company’s former Chief Executive Officer, Mr. Jay H. Nussbaum and his estate (“Guarantors”). The Company and the Guarantors are obligated to maintain aggregate unencumbered liquidity of no less than $6,000,000 in accounts with recognized financial institutions or licensed brokerage firms during the term of the CNB Note. Management believes that it was in compliance at all times during the year with this covenant. In addition, the CNB Note is secured by all of the Company’s accounts, inventory and equipment, along with an assignment of a $120,000 bank account the Company maintains at CNB. The Company maintained the $120,000 bank account as of December 31, 2019. As of December 31, 2019, $2,000,000 had been drawn against the CNB line of credit.

See Note 20 – Subsequent Events for details regarding the payoff of the CNB Note.

Indemnification Agreement

On August 3, 2017, the Company entered into an Indemnification Agreement with Mr. Nussbaum in order to indemnify and defend him to the fullest extent permitted by law for any claim, expense or obligation which might arise as a result of his guarantee of the CNB Note.

10. DEBT AGREEMENTS

Long-term debt consisted of the following as of December 31, 2019:

		December 31, 2019
(Amounts in US$’s)	Maturity Date	Amount Outstanding	Interest Rate
Secured Notes Payable
Secured note payable	February 28, 2020	$788,709	8.5%
Secured note payable	March 1, 2022	224,288	9.0%
Secured note payable	September 1, 2021	21,571	7.9%
Secured note payable	November 26, 2021	2,000,000	9.0%
Total secured notes payable		3,034,568
Notes Payable
Equipment financing loan	September 15, 2020	3,828	8.8%
Note payable	July 9, 2019	200,000	18.0%
Note payable	September 1, 2019	200,000	18.0%
Note payable	September 30, 2020	500,000	10.0%
Note payable	September 30, 2020	175,000	10.0%
Note payable	March 30, 2020	5,000,000	10.0%
Note payable	July 9, 2019	200,000	18.0%
Notes payable	December 6, 2019	450,100	18.0%
Total notes payable		6,728,928
Senior Convertible Debentures
Senior convertible debenture	December 31, 2019	100,000	15.0%
Senior convertible debenture	December 31, 2019	25,000	15.0%
Senior convertible debenture	December 31, 2021	250,000	10.0%
Total senior convertible debentures		375,000
Total long-term debt		10,138,496
Less unamortized discounts and debt issuance costs		(4,749,004)
Total long-term debt, less discounts and debt issuance costs		5,389,492
Less current portion of long-term debt		(5,389,492)
Debt classified as long-term debt		$—

Secured Notes Payable

In August 2016, InduraPower entered into a promissory note not to exceed the principal amount of $550,000 bearing interest at 8.5% per annum with a maturity date of August 31, 2018. InduraPower could draw funds under the note through February 28, 2017. Interest on this note was payable monthly and the full principal balance was due at maturity. On September 11, 2019, the note was amended with both parties agreeing that the outstanding balance of $813,709 would be due on February 28, 2020. As of December 31, 2019, an aggregate principal amount of $788,709 was outstanding under this note. This promissory note is currently past due. This promissory note is secured by substantially all of the assets of InduraPower.

In August 2016, InduraPower entered into a promissory note in the principal amount of $450,000 that bears interest at 9.0% per annum and matures on March 1, 2022. Accrued interest only payments were due monthly beginning October 1, 2016 through March 1, 2017. Monthly payments of $9,341 for interest and principal are due on this note for the following 60 consecutive months. As of December 31, 2019, an aggregate principal amount of $224,288 was outstanding under this note. This promissory note is secured by all assets, certain real estate and cash accounts of InduraPower and is guaranteed by certain officers of InduraPower. This promissory note is subjected to clauses, whereby InduraPower is required to meet certain financial and non-financial terms. InduraPower did not fulfil the requirements to maintain a balance of at least $155,159 at J.P. Morgan while the promissory note is outstanding and maintain a debt service coverage ratio of at least 1.25. Due to this breach of clauses, the promissory note holder is contractually entitled to request immediate repayment of the outstanding promissory note, and/or increase the interest rate up to an additional 18% per annum. The outstanding balance is presented as a current liability as of December 31, 2019. The promissory note holder had not requested early repayment of the loan as of the date when these financial statements were approved by the Board of Directors.

In August 2016, InduraPower entered into a promissory note in the principal amount of $50,000 with an interest rate of 7.785% per annum and a maturity date of September 1, 2021. Beginning April 1, 2017, equal monthly payments of $1,011 for interest and principal are due on the note for 60 consecutive months. As of December 31, 2019, an aggregate principal amount of $21,571 was outstanding under this note. This promissory note is secured by business equipment, certain real estate and cash accounts of InduraPower and is guaranteed by certain officers of InduraPower. This promissory note is subjected to clauses, whereby InduraPower is required to meet certain financial and non-financial terms. InduraPower did not fulfil the requirements to maintain a balance of at least $155,159 at J.P. Morgan while the promissory note is outstanding and maintain a debt service coverage ratio of at least 1.25. Due to this breach of clauses, the promissory note holder is contractually entitled to request immediate repayment of the outstanding promissory note, and/or increase the interest rate up to an additional 18% per annum. The outstanding balance is presented as a current liability as of December 31, 2019. The promissory note holder had not requested early repayment of the loan as of the date when these financial statements were approved by the Board of Directors.

In November 2019, DragonWave entered into a secured loan agreement with an individual lender pursuant to which DragonWave received a $2,000,000 loan that bears interest at the rate of 9% per annum and matures on November 26, 2021. Accrued interest is calculated on a compound basis and is payable semi-annually in May and November of each year. Principal is due in full at maturity but can be prepaid in full or in part without penalty. The loan is secured by all of the assets of DragonWave and is guaranteed by ComSovereign. As of December 31, 2019, an aggregate principal amount of $2,000,000 was outstanding under this note. In connection with this loan, DragonWave incurred $20,000 of debt discounts and $4,700,000  of debt issuance costs. The debt issuance costs were the result of the issuance of 1,050,000 shares of common stock of the Company and a cash payment of $80,000. During fiscal 2019, $196,667 of these costs were amortized and recognized in interest expense in the Consolidated Statement of Operations. As of December 31, 2019, there were $19,167 of debt discounts and $4,504,167 of debt issuance costs remaining.

Notes Payable

InduraPower has a financing loan for certain of its equipment that bears interest at 8.775% per annum and is due on September 15, 2020. Principal and interest payments of $1,872 are due quarterly. As of December 31, 2019, the loan had an outstanding balance of $3,828.

In September 2017, InduraPower entered into a promissory note in the principal amount of $137,500 that bore interest at a rate of 12% per annum and was due on October 17, 2017. The note was repaid during fiscal 2019. On June 10, 2019, InduraPower entered into a new promissory note with the same lender for $200,000 with an original issue discount of $6,000 and a maturity date of July 9, 2019. The full $200,000 balance was due at maturity. Since this note was not repaid and is currently past due, interest is being accrued at a rate of 18% per annum. Additionally, on August 14, 2019, InduraPower borrowed from the same lender an additional $200,000 promissory note that matured on September 1, 2019. As this note is currently past due, interest is being accrued at a rate of 18% per annum. As of December 31, 2019, an aggregate principal amount of $400,000 was outstanding under these notes.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller on a promissory note in the principal amount of $500,000 bearing interest at 12.0% per annum with a maturity date of October 17, 2017. On October 1, 2019, the maturity date was extended until September 30, 2020 and the interest rate was reduced to 10% per annum. All unpaid accrued interest from October 2017 through September 30, 2019 was converted into 150,000 shares of common stock of ComSovereign. Accrued interest and the full principal balance are due at maturity. As of December 31, 2019, an aggregate principal amount of $500,000 was outstanding under this note. On April 30, 2020, the Company also issued 14,496 shares of common stock in lieu of an aggregate cash interest payment payable by ComSovereign through December 31, 2019 on this outstanding note payable.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of a promissory note in the principal amount of $175,000 that bore interest at the rate of 15% per annum and was due on November 30, 2017. The interest rate increased to 18% per annum when the note became past due. On October 1, 2019, ComSovereign amended the promissory note to extend the maturity date to September 30, 2020 and to change the interest rate to 10% per annum. Both parties to the note also agreed to convert all unpaid accrued interest into 10,000 shares of common stock of ComSovereign, valued at $44,000. Accrued interest and principal are due and payable at maturity. As of December 31, 2019, an aggregate principal amount of $175,000 was outstanding under this note.

In October 2017, DragonWave entered into a 90-day promissory note in the principal amount of $4,400,000 and received proceeds of $4,000,000. In January 2018, the promissory note was amended to accrue interest at the rate of 8% per annum and to extend the maturity date another 90 days. In August 2018, the maturity date was extended to December 31, 2018 with new payment terms. In September 2018, the maturity date was extended to February 28, 2019 with new payment terms. In October 2018, DragonWave amended the promissory note to clarify the payment of interest. On September 3, 2019, the promissory note was increased to $5,000,000 as all unpaid accrued interest was added to the principal balance. Additionally, the maturity date was extended to March 30, 2020 and the interest rate was changed to 10% per annum. Under this new amendment, principal and interest payments are due and payable monthly. As of December 31, 2019, an aggregate principal amount of $5,000,000 was outstanding under this note. On April 21, 2020, the maturity date of this note was extended to August 31, 2020, and the interest rate was increased to 12% per annum.

On June 10, 2019, ComSovereign entered into a promissory note in the principal amount of $200,000 with an original issue discount of $6,000 and a maturity date of July 9, 2019. The full $200,000 balance was due at maturity. Since this note was not repaid and is currently past due, interest is being accrued at a rate of 18% per annum. As of December 31, 2019, an aggregate principal amount of $200,000 was outstanding under this note.

In September 2019, DragonWave entered into a $5,250,000 promissory note that was not fully funded and was guaranteed by ComSovereign. DragonWave received $3,485,000 in proceeds. As incentive to enter into the promissory note, the noteholder was issued 500,000 shares of ComSovereign’s common stock for the total purchase price of $4.40 per share, or $2,200,000, of which only $5,000 was paid in cash. The noteholder was later granted detachable warrants to purchase an aggregate of 2,442,500 shares of ComSovereign’s common stock at a price of $0.01 per share. As of December 31, 2019, DragonWave had repaid the principal amount in full along with all accrued interest, and the warrants had been converted into 2,442,500 shares of ComSovereign’s common stock at an exercise price of $0.01 per share or noncash proceeds $24,425.

On November 7, 2019, ComSovereign entered into several promissory notes in the aggregate principal amount of $450,100 that bore an effective interest rate at 133% per annum due to a single payment incentive, which matured on December 6, 2019. An aggregate principal amount of $200,100 was owed to three related parties out of the $450,100 promissory notes. Accrued interest and principal were due and payable at maturity. These notes are currently past due, and the Company is using an interest rate of 18% per annum to accrue interest on these notes. As of December 31, 2019, an aggregate principal amount of $450,100 was outstanding under these notes.

Senior Convertible Debentures

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of $100,000 aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $8.00 or (2) 80% of the common stock price offered under the next equity offering. As of December 31, 2019, an aggregate principal amount of $100,000 was outstanding under these debentures. These debentures are past due and interest accrues at a rate of 15% per annum. On April 30, 2020, these debentures were modified to remove the conversion feature and only have settlement through cash.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of $25,000 aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $8.00 or (2) 80% of the common stock price offered under the next equity offering. As of December 31, 2019, an aggregate principal amount of $25,000 was outstanding under these debentures. These debentures are past due and interest accrues at a rate of 15% per annum. On April 30, 2020, these debentures were modified to remove the conversion feature and only have settlement through cash.

In July and August 2019, ComSovereign sold $1,000,000 principal amount of 9% Senior Convertible Debentures that bore interest at the rate of 9% per annum and matured on December 31, 2021. ComSovereign received $850,000 in cash. Interest was payable in arrears in June and December of each year in cash or, at ComSovereign’s option, in shares of common stock at the conversion price that was equal to the lesser of (1) $8.00 or (2) 80% of the common stock price offered under the next equity offering. The noteholders were also granted detachable warrants to purchase an aggregate of 100,000 shares of ComSovereign’s common stock at a price of $5.00 per share. ComSovereign allocated the note proceeds based on relative fair value and recorded the warrants as a discount to the debt in the amount of $63,880. ComSovereign also recorded a $150,000 debt discount and $786,549 for the BCF associated with the debentures. Prior to conversion, the warrants were cancelled and 132,500 warrants were issued for $1.50 per share. On November 15, 2019, ComSovereign converted the outstanding warrants into 132,500 shares of ComSovereign’s common stock and the full principal amount of such debentures and accrued interest into 1,100,000 shares of ComSovereign’s common stock.

On September 24, 2019, ComSovereign sold $250,000 aggregate principal amount of 10% Senior Convertible Debentures that bear interest at a rate of 10% per annum and mature on December 31, 2021. Interest is paid semi-annually in arrears in June and December of each year in cash or, at ComSovereign’s option, in shares of common stock at the conversion price that was equal to the lesser of (1) $2.50 or (2) a future effective price per share of any common stock sold by ComSovereign. Upon an event of default, the interest rate shall automatically increase to 15% per annum. As of December 31, 2019, an aggregate principal amount of $250,000 was outstanding under these debentures. In connection with these debentures, ComSovereign recognized a BCF of $69,000 and a debt discount of $181,000 associated with the issuance of warrants, both of which are recorded as debt discounts. During fiscal 2019, $25,000 of these costs were amortized and recognized in interest expense in the Consolidated Statement of Operations. As of December 31, 2019, there were $225,000 of debt discounts remaining. On April 30, 2020, these debentures were amended to provide for the conversion of the debentures into shares of the Company’s common stock instead of ComSovereign’s common stock. Additionally, the conversion price was changed from $2.50 per share to $0.756 per share. As a result, all the outstanding warrants were exercised at $0.01 per share into 283,530 shares of the Company’s common stock. The Company also issued 6,700 shares of common stock on April 30, 2020 in lieu of an aggregate cash interest payment payable by ComSovereign through December 31, 2019 on these outstanding convertible debentures.

The agreements governing the secured notes payable, notes payable and senior convertible debentures contain customary covenants, such as debt service coverage ratios, limitations on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness. As of December 31, 2019, the various subsidiaries were in compliance with all debt covenants under the applicable agreements except as noted above.

All debt agreements are subject to customary events of default. If an event of default occurs with respect to the debt agreements and is continuing, the lenders may accelerate the applicable amounts due.

Future maturities contractually required by the Company under long-term debt obligations are as follows for the years ending December 31:

(Amounts in US$’s)	Total
2020	$7,888,496
2021	2,250,000
2022	—
2023	—
2024	—
Thereafter	—
Total	$10,138,496

See Note 20 – Subsequent Events for details regarding additional debt incurred after December 31, 2019.

11. RELATED PARTY TRANSACTIONS

Receivable – Related Party

As of December 31, 2019, the receivables - related party balance was $1,595, which represented amounts owed by Dr. Dustin McIntire, the Company’s Chief Technology Officer, for personal charges he incurred using his company credit card.

Accrued Liabilities – Related Party

As of December 31, 2019, the accrued liabilities – related party balance was $461,254, which represented amounts owed to various contractors, officers and employees of the Company as described below.

In August 2016, InduraPower entered into a promissory note in the principal amount of $50,000 that bears interest at 7.785% per annum and matures on September 1, 2021. At the same time, InduraPower also entered into a promissory note in the principal amount of $450,000 with the same lender that bears interest at 9.0% per annum and matures on March 1, 2022. A requirement of the promissory notes is to maintain a balance of at least $155,159 at J.P. Morgan while the promissory notes are outstanding. Sergei Begliarov, Chief Executive Officer of InduraPower, provided cash of $153,761 to comply with the requirements of the promissory notes. The $153,761 was recorded in accrued liabilities – related party as of December 31, 2019.

During 2019, Sergei Begliarov paid $71,199 worth of expense of behalf of InduraPower, and Daniel L. Hodges, Chairman and Chief Executive Officer of ComSovereign at the time, paid $6,588 of rent on behalf of InduraPower. Additionally, during 2019, TM Technologies, Inc. (“TM”), described below, paid $29,300 worth of expense of behalf of InduraPower. These amounts were recorded in accrued liabilities – related party as of December 31, 2019.

During 2018 and 2019, Daniel L. Hodges paid $29,120 of rent on behalf of Lextrum. This amount was recorded in accrued liabilities – related party as of December 31, 2019.

On November 10, 2017, the Company and Global Security Innovative Strategies, LLC (“GSIS”), a company in which David Aguilar, a member of the Company’s Board of Directors, is a principal, entered in an agreement (the “GSIS Agreement”) pursuant to which GSIS agreed to provide business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for the Company. The GSIS Agreement had an initial term of six months beginning on November 1, 2017. On September 26, 2018, the parties amended the GSIS Agreement to extend the period of service through September 2019 with monthly automatic renewals thereafter. The Company also agreed to issue an option to purchase 100,000 shares of the Company’s common stock at a strike price of $1.00, or $100,000. This option immediately vested and terminates on September 26, 2022. Pursuant to the GSIS Agreement, GSIS is paid a fee of $10,000 per month. In addition, GSIS is paid for the expenses incurred in connection with the performance of its duties under the GSIS Agreement. Either party may terminate or renew the GSIS Agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party. GSIS was owed $23,036 for normal monthly retainers and expenses incurred as of December 31, 2019. This amount was recorded in accrued liabilities – related party as of December 31, 2019.

On March 21, 2019, concurrent with the resignation of Kevin Hess, the Company’s former Chief Technology Officer, the Company and Cognitive Carbon Corporation (“CCC”), entered into an agreement pursuant to which CCC agreed to provide Chief Technology Officer services, sales and marketing services and outsourced software and platform development services which are to be provided personally by Kevin Hess or third-party development firms of his choosing for outsourced development. CCC will receive $19,750 per month for one year for the Chief Technology Officer services and potential bonuses and an amount up to $120,000 for outsourced software and platform development. Felicia Hess, the Company’s Chief Quality Officer, who is married to Kevin Hess, is the President and a director of CCC. CCC was owed $148,250 for normal monthly fees and the 2019 bonus as of December 31, 2019. This amount was recorded in accrued liabilities – related party as of December 31, 2019.

Notes Payable – Related Party

On August 5, 2019, Mr. Hodges and his wife, loaned DragonWave $200,000 at an interest rate of 5.0% per annum and a maturity date of December 31, 2019. Interest was payable monthly while the full principal balance was due at maturity. As of December 31, 2019, $200,000 plus accrued interest was outstanding under the loan, and the loan was past due.

Mr. Hodges is also the founder, Chairman and Chief Executive Officer of TM Technologies, Inc. (“TM”). Mr. Hodges also controls TM by virtue of his ownership and control of a majority of the outstanding equity securities of TM. In October 2017, TM loaned $250,000 to DragonWave. On October 31, 2019, this loan was increased to $1,292,953 at an interest rate of 5% per annum with a maturity date of August 31, 2020. This loan was partially used to simulate and test emplacement of the modulation technology within one of DragonWave’s Harmony line radios. Interest and principal are due at maturity. As of December 31, 2019, $1,292,953 plus accrued interest was outstanding under this loan.

Stock Awards

In January 2019, Daniel L. Hodges, Chairman and Chief Executive Officer of ComSovereign at such time, and John E. Howell, President of ComSovereign at such time, each acquired 12,000,000 shares of common stock of ComSovereign at a value of $0.0001 per share of common stock with no cash paid to ComSovereign and no services required.

On January 22, 2019, three members of the Board of Directors of ComSovereign and an executive officer of ComSovereign acquired an aggregate of 2,150,000 shares of common stock of ComSovereign at a value of $0.0001 per share of common stock with no cash paid to ComSovereign and no services required. Additionally, four executive officers of InduraPower, Lextrum and VEO acquired an aggregate of 500,000 shares of common stock of ComSovereign at a value of $0.0001 per share of common stock with no cash paid to ComSovereign and no services required.

On November 19, 2019, ComSovereign’s Board of Directors granted an aggregate of 24,000 restricted stock awards (“RSAs”) to three executives of DragonWave and Silver Bullet at a grant date fair value of $4.40 per share of common stock for a total value of $105,600. The total value was recognized during fiscal 2019 in share-based compensation expense.

On December 2, 2019, the Company’s Board of Directors granted an aggregate of 1,900,000 RSAs to eight officers and directors at a grant date fair value of $0.82 per share of common stock for a total value of $1,558,000. The vesting period for these RSAs is as follows: 850,000 vest on the one-year anniversary of the grant date; 850,000 vest on the two-year anniversary of the original grant date; and 200,000 vest on the three-year anniversary of the original grant date. During fiscal 2019, $54,667 was recognized in share-based compensation expense after the ComSovereign Acquisition. See Note 14 – Share-Based Compensation for additional information.

See Note 20 – Subsequent Events for information regarding a new note payable with the Nussbaum estate.

12. SHAREHOLDERS’ EQUITY

ComSovereign had 5,000,000 Preferred Series A shares authorized for issuance and as of March 4, 2019 had 2,600,000 Preferred Series A shares issued and outstanding. All the Preferred Series A shares issued were for the acquisitions of VEO, InduraPower and Silver Bullet during fiscal 2019. On November 15, 2019, each Preferred Series A share was converted into one common share of ComSovereign. After the conversion, the Preferred Series A shares ceased to exist and were no longer authorized for issuance.

As of December 31, 2019, the Company had 100,000,000 shares of preferred stock authorized for issuance, none of which were issued and outstanding.

As of December 31, 2019, the Company had 300,000,000 shares of common stock authorized for issuance and 128,326,243 shares of common stock issued and outstanding.

As of December 31, 2019, the Company had outstanding warrants to purchase an aggregate of 503,523 shares of common stock. Of those 503,523 warrants, 283,523 had an exercise price of $0.01 per share; 70,000 had an exercise price of $5.00 per share; 100,000 had an exercise price of $1.00 per share; and the remaining 50,000 had an exercise price of $0.50 per share.

On September 4, 2019, the Company entered into a Redemption Agreement with Robert Guerra, a former director of the Company, pursuant to which 100,000 shares of common stock were redeemed for $0.50 per share, or an aggregate of $50,000. These redeemed shares were recorded as treasury stock on the Consolidated Balance Sheet as of December 31, 2019.

Dividends

The Company did not pay dividends to holders of its common stock during fiscal 2019. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. In addition, current or future loan agreements may restrict the Company’s ability to pay dividends. The Company does not anticipate declaring or paying any cash dividends on common stock in the foreseeable future.

13. REVENUE

The following table is a summary of the Company’s timing of revenue recognition for fiscal 2019:

(Amounts in US$’s)	January 10, 2019 (Inception) to December 31, 2019
Timing of revenue recognition:
Services and products transferred at a point in time	$2,803,026
Services and products transferred over time	1,909,186
Total revenue	$4,712,212

The Company disaggregates revenue by source and geographic destination, to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for fiscal 2019:

(Amounts in US$’s)	January 10, 2019 (Inception) to December 31, 2019
Revenue by products and services:
Products	$2,702,410
Services	2,009,802
Total revenue	$4,712,212

Revenue by geographic destination consisted of the following for fiscal 2019:

(Amounts in US$’s)	January 10, 2019 (Inception) to December 31, 2019
Revenue by geography:
North America	$3,476,977
International	1,235,235
Total revenue	$4,712,212

See Note 2 – Summary of Significant Accounting Policies for the Company’s policies on revenue recognition.

14. SHARE-BASED COMPENSATION

Stock Options

The following information relates to the stock option activity of the Company prior to the ComSovereign Acquisition.

During 2017, the Company granted the following options outside of any equity plan with the attributes described below to purchase the Company’s common stock (amounts in US$’s, except share data):

Grant Date	Underlying Shares	Option Price	Full Vesting Date	Expiration Date
January 9, 2017	100,000	$2.90	January 9, 2019	January 7, 2021
August 3, 2017	5,130,000	$0.50	August 3, 2017	August 3, 2021
November 9, 2017	2,000,000	$0.50	November 9, 2017	November 9, 2021
December 13, 2017	200,000	$1.00	November 13, 2019	December 13, 2021

During 2018, the Company granted the following options outside of any equity plan with the attributes described below to purchase the Company’s common stock (amounts in US$’s, except share data):

Grant Date	Underlying Shares	Vesting	Option Price	Full Vesting Date	Expiration Date
March 28, 2018	100,000	50% in one year; 50% in two years from grant date	$1.00	March 28, 2020	March 28, 2022
May 16, 2018	330,000	Immediate vesting	$1.00	May 16, 2018	May 16, 2022
May 16, 2018	130,000	50% in one year; 50% in two years from grant date	$1.00	May 16, 2020	May 16, 2022
September 26, 2018	6,000,000	$4,000,000 new government orders	$0.65	December 21, 2018	September 26, 2022

All of the above options were outstanding as of January 10, 2019.

On March 20, 2019, the Company granted options outside of any equity plan to two employees and one non-employee for the purchase of an aggregate of 180,000 shares of the Company’s common stock. All the options have an exercise price of $1.06 per share and expire on March 20, 2023. Under the Black-Scholes option pricing model, the fair value of the 180,000 options on the date of grant was estimated at $123,130.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during fiscal 2019:

2019
Expected dividend yield	0%
Expected volatility	90%
Risk-free interest rate	2.40-2.47%
Expected life of options	4.0 years

Total recognized compensation expense related to the Company’s stock options was $157,441 for fiscal 2019. All options granted by the Company vested upon the change of control resulting from the completion of the ComSovereign Acquisition on November 27, 2019.

The following table represents stock option activity of ComSovereign and the Company as of and for fiscal 2019:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – January 10, 2019	13,990,000	$0.61	3.15	$—
Granted	180,000	1.06
Exercised	(5,250,000)	0.57
Cancelled or Expired	(225,000)	0.72
Outstanding – December 31, 2019	8,695,000	$0.63	1.34	$2,264,760
Exercisable – December 31, 2019	8,695,000	$0.63	1.34	$2,264,760

As of December 31, 2019, there were no unvested stock options.

The Company did not record any compensation expense for the period from November 27, 2019, the date of the ComSovereign Acquisition, to December 31, 2019. Compensation expense related to stock options would be recorded in general and administrative expense in the Consolidated Statement of Operations. As of December 31, 2019, there was no unrecognized compensation expense related to stock options.

Restricted Stock Awards

On March 25, 2019, ComSovereign’s Board of Directors granted an aggregate of 80,000 RSAs to a non-employee for consulting services, of which 60,000 RSAs immediately vested and 20,000 RSAs vested upon the change in control of ComSovereign in connection with the ComSovereign Acquisition. The grant date fair value of these RSAs was $4.40 per share of common stock for a total value of $352,000.

On November 12, 2019, the Company’s Board of Directors granted an aggregate of 2,300,000 RSAs to eight employees. The RSAs vested upon the change of control upon the completion of the ComSovereign Acquisition on November 27, 2019. The Company recorded $1,495,000 in share-based compensation expense related to these RSAs during fiscal 2019, prior to the ComSovereign Acquisition. No compensation expense was recognized for the period November 27, 2019, the date of the ComSovereign Acquisition, through December 31, 2019.

On November 14, 2019, ComSovereign’s Board of Directors granted an aggregate of 40,000 RSAs to a non-employee for consulting services that vested immediately. The grant date fair value of these RSAs was $4.40 per share of common stock for a total value of $176,000.

On November 19, 2019, ComSovereign’s Board of Directors granted an aggregate of 270,800 RSAs to noteholders, employees, non-employees and an officer with a grant date fair value of $4.40 per share of common stock that vested immediately for a total value of $1,191,520.

On November 27, 2019, ComSovereign’s Board of Directors granted an aggregate of 50,000 RSAs that immediately vested to a non-employee for assistance in negotiating a secured loan agreement on ComSovereign’s behalf. The grant date fair value of these RSAs was $4.40 per share of common stock for a total value of $220,000.

On December 2, 2019, the Company’s Board of Directors granted an aggregate of 1,900,000 RSAs to nine officers and directors. The vesting period for these RSAs is as follows: 850,000 vest on the one-year anniversary of the grant date; 850,000 vest on the two-year anniversary of the original grant date; and 200,000 vest on the three-year anniversary of the original grant date. The Company recognized $54,667 in share-based compensation expense for these RSAs during fiscal 2019 which was recognized after the ComSovereign Acquisition.

Total recognized compensation expense related to the RSAs was $258,256 which was recorded in general and administration expense in the Consolidated Statement of Operations. See Note 1 – Description of Business and Basis of Presentation for information about the shares issued in connection with the formation of ComSovereign.

See Note 20 – Subsequent Events for information related to the adoption of the 2020 Long-Term Incentive Plan.

15. WARRANTS

The following warrants were issued by the Company prior to the ComSovereign Acquisition with the attributes described below to purchase the Company’s common stock (amounts in US$’s, except share data):

Issuance Date	Warrants Issued	Exercise Price	Full Vesting Date	Expiration Date
November 20, 2015	70,000	$5.00	November 20, 2015	November 20, 2020
April 27, 2016	60,000	$2.91	April 27, 2016	April 27, 2019
August 3, 2017	30,000	$0.50	August 3, 2017	August 3, 2021
August 3, 2017	2,000,000	$0.50	August 3, 2017	August 3, 2022
November 9, 2017	20,000	$0.50	November 9, 2017	November 9, 2021
September 26, 2018	100,000	$1.00	September 26, 2018	September 26, 2022

During the third quarter of 2019, ComSovereign issued eight warrants to purchase an aggregate of 100,000 shares of ComSovereign’s common stock. The warrants were issued in conjunction with the sale of the ComSovereign’s 9% Senior Convertible Debentures. The warrants had an exercise price of $5.00 per share and an expiration date of December 31, 2021. Prior to conversion of the related debentures, ComSovereign cancelled warrants to purchase 80,000 shares of common stock at $5.00 per share, and reissued warrants to purchase 112,500 shares of common stock at $1.50 per share. ComSovereign valued the new warrants at $250,835 using the Black-Scholes pricing model, which is included in interest expense on the Consolidated Statement of Operations. Warrants to purchase all 132,500 shares of common stock were exercised in November 2019 prior to the ComSovereign Acquisition.

On September 24, 2019, ComSovereign issued a warrant to purchase 150,000 shares of the ComSovereign’s common stock, which was converted into the ability to purchase 283,530 shares of the Company’s common stock as a result of the ComSovereign Merger. The warrant was issued in conjunction with the sale of ComSovereign’s 10% Senior Convertible Debentures. The warrant has an exercise price of $0.01 per share and an expiration date of December 31, 2021. No warrants were exercised during fiscal 2019. On April 21, 2020, these warrants were exercised and exchanged for 283,530 shares of the Company’s common stock.

During September 2019, ComSovereign issued two warrants to purchase 2,000,000 shares of ComSovereign’s common stock. The warrants were issued in conjunction with the sale by ComSovereign of a promissory note. The warrants had an exercise price of $0.01 per share and an expiration date of December 31, 2021. Warrants to purchase the full 2,000,000 shares of ComSovereign’s common stock were exercised in November 2019 prior to the ComSovereign Acquisition.

On October 15, 2019, ComSovereign issued a warrant to purchase 442,500 shares of ComSovereign’s common stock. The warrant was issued in conjunction with the sale by ComSovereign of a promissory note. The warrant had an exercise price of $0.01 per share and an expiration date of December 31, 2021. Warrants to purchase the full 442,500 shares of ComSovereign’s common stock were exercised in November 2019 prior to the ComSovereign Acquisition.

On November 26, 2019, ComSovereign issued warrants to purchase 930,000 shares of ComSovereign’s common stock to non-employees for consulting services in connection with the ComSovereign Acquisition. The warrants had an exercise price of $0.01 per share and an expiration date of November 26, 2024. Warrants to purchase the full 930,000 shares of ComSovereign’s common stock were exercised on November 27, 2019.

The following table summarizes the assumptions used to estimate the fair value of the warrants granted during fiscal 2019:

Expected dividend yield	0%
Expected volatility	32-33%
Risk-free interest rate	1.38-1.82%
Expected life of warrants	2.27-3.0 years

Under the Black-Scholes option pricing model, the fair value of the warrants issued was estimated at $3,138,667 on the date of grant, which was recognized as interest expense in the Consolidated Statement of Operations. As of December 31, 2019, there was no unrecognized expense related to the warrants as all of the warrants were fully vested.

The following table represents warrant activity of ComSovereign and the Company as of and for fiscal 2019:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – January 10, 2019	2,280,000	$0.72	3.44	$—
Exercisable – January 10, 2019	2,280,000	$0.72	3.44	$—
Granted	3,868,523	0.18
Exercised	(5,472,500)	0.23
Forfeited or Expired	(172,500)	3.61
Outstanding – December 31, 2019	503,523	$0.95	1.96	$258,328
Exercisable – December 31, 2019	503,523	$0.95	1.96	$258,328

16. INCOME TAXES

Deferred taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment. The Tax Cut and Jobs Act was enacted on December 22, 2017, which reduced the U.S. corporate statutory income tax rate from 35% to 21% beginning January 1, 2018.

Net deferred tax liabilities consisted of the following as of December 31, 2019:

(Amounts in US$’s)	December 31, 2019
Deferred tax assets:
Share-based compensation	$13,700
Inventory reserve	137,000
Allowance for bad debt	172,700
Net operating loss carryover	11,867,800
Foreign losses	4,130,000
General business credits	256,400
Valuation allowance	(3,762,800)
Total deferred tax assets	12,814,800
Deferred tax liabilities:
Depreciation	(43,000)
Amortization	(12,771,800)
Total deferred tax liabilities	(12,814,800)
Net deferred tax assets (liabilities)	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income (loss) from continuing operations before tax for fiscal 2019 due to the following:

	December 31, 2019
	US$’s	Rates
Income tax benefit at statutory federal income tax rate	$(6,653,400)	21.00%
State tax expense, net of federal benefit	(1,267,300)	4.00%
Permanent items	20,000	(0.06)%
Valuation allowance	3,762,800	(11.88)%
Income tax benefit	$(4,137,900)	13.06%

As of December 31, 2019, the Company had domestic net operating loss carryforwards of approximately $47,472,000, of which approximately $13,615,000 was generated pre-2018 that may be carried forward 20 years to offset against future taxable income from the year 2019 through 2039, and approximately $33,857,000 that may offset future taxable income with no definite expiration date.

Due to the change in the ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon the ultimate settlement with the related tax authority. The Company did not record any liabilities related to uncertain tax positions as of December 31, 2019.

The Company records valuation allowances to reduce its deferred tax assets to an amount the its believes is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers all positive and negative evidence to determine whether future taxable income will be generated during the periods in which those temporary differences become deductible. As a result, the Company recorded a valuation allowance on the portion of the deferred tax assets, including current year losses, deemed not to have enough sources of income to utilize the future benefits.

17. LEASES

As of December 31, 2019, the Company had six operating leases for office and manufacturing space and no financial leases. The impact of ASU 2016-02 on the Company’s Consolidated Balance Sheet beginning January 10, 2019 was from the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized as of January 10, 2019 and December 31, 2019 for operating leases were as follows:

(Amounts in US$’s)	January 10, 2019
ROU assets	$116,876
Lease liability	$116,876

(Amounts in US$’s)	December 31, 2019
ROU assets	$2,199,682
Lease liability	$2,212,548

The Company elected the practical expedient under ASU 2018-11, which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date. Therefore, the Company recognized and measured leases existing at January 10, 2019 (inception date). In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. No impact was recorded to the Consolidated Statement of Operations or beginning retained earnings resulting from the adoption of Topic 842.

Beginning January 10, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments, including annual rent increases, over the lease term at commencement date. Operating leases in effect prior to January 10, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 10, 2019. As none of the Company’s leases included an implicit rate of return, the Company used its incremental secured borrowing rate based on lease term information available as of the adoption date or lease commencement date in determining the present value of lease payments.

On January 10, 2019, the Company had one operating lease for office space. The Company is leasing 5,533 square feet of office space with monthly payments of $6,316 and an incremental borrowing rate of 5.90%. As of December 31, 2019, the Company had seven months remaining on the lease with a lease liability of $44,588.

During fiscal 2019, the Company entered into the following leases which the Company identified as operating leases:

On March 1, 2019, the Company entered into a 37-month lease for 2,390 square feet of office space. On December 31, 2019, the remaining liability under this agreement was $54,852, payable in amounts ranging from $2,091 to $2,188 per month through March 2022. The lease did not include an implicit rate of return, so the Company used an incremental borrowing rate of 5.5%.

On June 1, 2018, InduraPower entered into a one-year lease on its executive office located at 1668 S. Research Loop in Tucson, Arizona. InduraPower leases 7,432 square feet of a business park. On February 1, 2019, the date InduraPower was acquired, there were five months remaining on the original lease. On June 7, 2019, InduraPower entered into a two-year lease renewal. On December 31, 2019, the remaining liability under this lease was $89,482 payable in amounts ranging from $5,351 to $5,717 per month until June 2021. The lease did not include an implicit rate of return; therefore, the Company used the average interest rate of InduraPower’s debt financings, which is 8.46%. The lease does not have a renewal option.

On June 1, 2019, VEO entered into a five-year lease on its executive office located at 10509 Vista Sorrento Parkway in San Diego, California. VEO leases 3,031 square feet of a business park. On December 31, 2019, the remaining liability under this agreement was $341,200 payable in amounts from $6,800 to $7,654 per month until May 2024. The lease did not include an implicit rate of return and VEO did not have any outstanding debt financing. Therefore, the Company used the average rate of the first two outstanding leases mentioned above, which is 5.70%. The lease has a renewal option of two additional periods of five years each.

On June 12, 2019, DragonWave entered into a two-year lease on office space located at 362 Terry Fox Drive, Ottawa Canada. DragonWave leases 13,541 square feet of a business park with monthly payments of $10,708, in Canadian dollars. On December 31, 2019, the remaining liability under this lease was $173,792. The lease is effective as of July 1, 2019 through June 2021. DragonWave used a 15% interest rate and there is no renewal option.

On December 13, 2019, the Company entered into a 63-month lease on its executive office located at 5000 Quorum Drive, Dallas, TX 75254. The Company is leasing 15,289 square feet of a business park. The lease began on April 1, 2020 and will expire on July 31, 2025. A right-of-use asset and lease liability for $1,540,142 was recorded as of December 13, 2019. Monthly payments will range from $27,074 to $29,622 during the life of the lease. The lease did not include an implicit rate of return; therefore, the Company used the average rate of the first two outstanding leases mentioned above, which is 5.70%. The lease has a renewal option of two additional periods of five years each.

The renewal periods were not included in the analysis of the right-to-use asset and lease liability as the Company does not consider them to be reasonably certain of being exercised, as comparable locations could generally be identified for comparable lease rates, without the Company incurring significant costs.

Other information related to the Company’s operating leases are as follows:

(Amounts in US$’s)	December 31, 2019
ROU Asset – January 10, 2019	$116,876
Increase	2,300,580
Amortization	(217,774)
ROU Asset – December 31, 2019	$2,199,682

Lease liability – January 10, 2019	$116,876
Increase	2,300,580
Amortization	(204,908)
Lease liability – December 31, 2019	$2,212,548

Lease liability – short term	$467,979
Lease liability – long term	1,744,569
Lease liability – total	$2,212,548

As of December 31, 2019, the Company’s operating leases had a weighted-average remaining lease term of 4.56 years and a weighted average discount rate of 6.50%.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2019:

(Amounts in US$’s)	Operating Leases
Amounts due within twelve months of December 31,
2020	$557,200
2021	521,067
2022	431,146
2023	434,736
2024	389,917
Thereafter	177,735
Total minimum lease payments	2,511,801
Less: effect of discounting	(299,253)
Present value of future minimum lease payments	2,212,548
Less: current obligations under leases	(467,979)
Long-term lease obligations	$1,744,569

18. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Management does not believe that after the final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows, except as follows.

On May 22, 2020, Michael Powell filed suit against DragonWave-X, LLC, DragonWave-X, Inc., Transform-X, Inc., ComSovereign Corp, and the Company in the Pima County Arizona Superior Court, Case No. C20202216. Mr. Powell has alleged that he entered into an employment agreement with DragonWave-X, Inc. in July 2018, was terminated without cause in May 2019, and is owed approximately $182,000 in wages and $50,000 in bonuses. Mr. Powell is seeking approximately $697,000 in treble damages, punitive damages, consequential damages, interest and attorneys’ fees and costs. The Company disputes Mr. Powell’s allegations and intends to vigorously defend the lawsuit.

On February 7, 2020, DragonWave agreed to repurchase inventory held by Tessco Technologies Incorporated (“Tessco”), one of DragonWave’s customers and note holders. Upon receipt of the inventory, which is valued at $121,482, DragonWave agreed to reimburse Tessco $56,766, representing the balance due after making the initial payment of $60,000. The return of inventory and payment to Tessco of $56,776 was required by February 28, 2020, but has not yet been made. On June 5, 2020, Tessco filed a complaint for confessed judgment against DragonWave in the Circuit Court for Baltimore, Maryland, Case No. 5539212, for approximately $60,000, which it claims is the reimbursement amount. The Company does not intend to oppose the entry of this judgment.

19. CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At December 31, 2019, accounts receivable from one customer comprised 84% of the Company’s total trade accounts receivable, and none of this balance has been characterized as uncollectible as of December 31, 2019.

20. SUBSEQUENT EVENTS

Management evaluated for subsequent events requiring disclosure within the financial statements through the date of the filing of this report and noted the following items.

Pending Corporate Transaction

Agreement and Plan of Merger and Reorganization

On May 21, 2020, the Company signed an Agreement and Plan of Merger and Reorganization to acquire Virtual Network Communications, Inc. (“VNC”), a developer of fixed and mobile broadband communications solutions for wireless networks operated by commercial, enterprise, government and defense customers. The acquisition is expected to be completed on or before July 6, 2020, subject to satisfactory completion of closing conditions.

Acquisitions

On March 6, 2020, the Company’s subsidiary, Sovereign Plastics, LLC (“Sovereign Plastics”), entered into a Stock Purchase Agreement to acquire 100% of the shares of common stock of Spring Creek Manufacturing, Inc. for a purchase price of $500,000. The acquisition closed on March 6, 2020 with Sovereign Plastics paying the purchase price through the assumption of the obligations of the sellers under an outstanding promissory note in the principal amount of $90,000 and the delivery of short-term promissory notes in the aggregate principal amount of $410,000. Additionally, Sovereign Plastics agreed to pay certain sales commissions on all sales to two specific customers.

On March 6, 2020, in a related transaction, Sovereign Plastics also entered into an Asset Purchase Agreement with Fast Plastics Parts, LLC (“Fast Plastics”) to acquire certain assets, consisting primarily of machinery, equipment and furniture of Fast Plastics. The acquisition also closed on March 6, 2020 with Sovereign Plastics providing the purchase price of approximately $1,464,000 by the payment of approximately $66,000 in cash, the repayment of outstanding indebtedness of Fast Plastics in the aggregate amount of $250,000 and the assumption of an outstanding term loan of Fast Plastics in the amount of approximately $979,000. Sovereign Plastics also assumed equipment leases.

The cash portions of the purchase prices were funded by the sale to unaffiliated lenders of promissory notes in the principal amount of $500,000 that mature on September 4, 2020 and 50,000 shares of common stock for an aggregate purchase price of $450,000.

2020 Long-Term Incentive Plan

On April 22, 2020, the Company’s Board of Directors adopted the 2020 Long-Term Incentive Plan (the “2020 Plan”) which was approved by the stockholders on or about May 6, 2020. Employees, officers, directors and consultants that provide services to the Company or one of its subsidiaries may be selected to receive awards under the 2020 Plan. Awards under the 2020 Plan may be in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards and performance-based awards.

A total of 10,000,000 shares of the Company’s common stock are authorized for issuance with respect to awards granted under the 2020 Plan. Any shares subject to awards that are not paid, delivered or exercised before they expire or are cancelled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2020 Plan. No stock grants have been issued under the 2020 Plan, and 10,000,000 shares authorized under the 2020 Plan remained available for award purposes.

The 2020 Plan will terminate on May 1, 2030. The maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2020 Plan is ten years after the initial date of the award.

Debt Agreements

On February 26, 2020, the Company entered into a $600,000 secured business loan bearing interest at 81.74% per annum that matures on December 26, 2020. Principal and interest payments of $19,429 are due weekly. The loan is secured by the assets of the Company.

On March 19, 2020, the Company entered into a note payable with the Nussbaum estate in the amount of $2,022,722 bearing interest at 5% per annum with a maturity date of August 31, 2020. Interest payments of $8,428 are due monthly while the full principal amount is due at maturity. The proceeds of the note payable were used to repay the balance of the CNB Note.

On April 29, 2020, the Company entered into a securities purchase agreement pursuant to which it issued a convertible promissory note in the principal amount of $285,714 with an original issue discount of $35,714 and warrants to purchase 158,730 shares of the Company’s common stock for proceeds of $250,000. The note bears interest at a rate of 12.5% per annum and matures on January 29, 2021. Within three business days of filing the Annual Report for fiscal 2019, the investor is required to issue, and the Company is required accept, an additional convertible promissory note in the principal amount of $285,714 with an original issue discount of $35,714 along with warrants to purchase an additional 158,730 shares of the Company’s common stock for proceeds of $250,000. This note will bear interest at 12.5% per annum and mature on January 29, 2021. The investor will not be required to purchase the additional securities if the Company is in default under the outstanding notes or if certain other conditions are not met.

On May 29, 2020, DragonWave issued a promissory note in the principal amount of $290,000 with an original issue discount of $40,000 for proceeds of $250,000. The note matures on September 30, 2020 and will bear interest at the rate of 12% per annum on any principal balance not paid from the maturity date until paid in full. The promissory note is guaranteed by the Company and Mr. Hodges.

Payroll Protection Program of the CARES Act

During April and May 2020, the Company and its subsidiaries received an aggregate of $455,185 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) of 2020. These loans are to cover 24 weeks of payroll expenses and may be used for a variety of other needs such as: payroll costs, salaries or commissions, rent, utilities and interest on other outstanding debt. Management believes it is complying with the rules for forgiveness of these funds received under the PPP of the CARES Act.

Consulting Agreement

On January 31, 2020, the Company entered into an agreement with a consultant to its subsidiary, Lextrum, to amend a consulting agreement between the consultant and Lextrum to allow the consultant to elect to take from 50% to 100% of his compensation in the form of common stock of the Company. Common stock to be issued to the consultant will be paid on a quarterly basis. On March 12, 2020, the Company issued 165,095 shares of its common stock in satisfaction of $106,238 that was owed by Lextrum to the consultant for services previously rendered and the additional $106,238 that was owed by Lextrum was partially paid in cash of $55,000 on March 6, 2020. The remaining $51,238 is still outstanding. To date, no additional shares of common stock have been issued pursuant to this agreement.