Form 10-Q
period 2020-03-31
ComSovereign Holding Corp.
filed 2020-08-11
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 7, 2020, there were 140,649,274 shares of registrant’s common stock outstanding.

EXPLANATORY NOTE

Due to certain circumstances related to COVID-19, on May 12, 2020, we filed a Current Report on Form 8-K to avail our company of an extension to file this Quarterly Report on Form 10-Q (this “Quarterly Report”), which was originally due on May 15, 2020. Specifically, we relied on an order issued on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020) by the U.S. Securities and Exchange Commission (the “SEC”), pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”), regarding exemptions granted to certain public companies. The Order allows a registrant up to an additional 45 days after the original due date of certain reports required to be filed with the SEC if a registrant’s ability to file such report timely is affected due to COVID-19.

This Quarterly Report could not be filed within the 45-day extension provided by the Order without unreasonable effort and expense due primarily to the delays we experienced in completing and filing our Annual Report on Form 10-K for the period January 10, 2019 (inception) through December 31, 2019. The five acquisitions completed by our subsidiary, ComSovereign Corp., as a privately-held company in 2019, required complex outside valuations and purchase price allocations in order to comply with generally accepted accounting principles in the United States (“U.S. GAAP”). This involved considerable effort, time and expense outside the normal course of our annual public company accounting and reporting practices. These complexities were further compounded by the delays and challenges caused by the COVID-19 pandemic and its impact on our day-to-day operations, including limited access to our facilities and limited support from our staff and professional advisors. In light of the above, we required additional time to review and prepare certain information for our audited financial statements included in our Annual Report on Form 10-K, which delayed our ability to complete and file this Quarterly Report.

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations for the three months ended March 31 2020 and the period January 10, 2019 (inception date) to March 31, 2019.	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and the period January 10, 2019 (inception date) to March 31, 2019.	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and the period January 10, 2019 (inception date) to March 31, 2019.	5
	Notes to the Interim Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4	Controls and Procedures	42

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Default Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43
	Signatures	44

i

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

(Amounts in US$’s, except share data)	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current Assets
Cash	$752,113	$812,452
Accounts receivable	1,812,629	2,168,659
Receivables – related party	1,595	1,595
Inventory	4,884,807	4,671,396
Prepaid expenses	411,021	916,729
Other current assets	92,594	94,538
Total Current Assets	7,954,759	8,665,369
Property and equipment, net	2,710,064	1,458,106
Operating lease right-of-use assets	3,056,102	2,199,682
Finance lease right-of-use-assets	17,509	—
Intangible assets, net	49,171,931	51,277,482
Goodwill	56,386,796	56,386,796
Total Assets	$119,297,160	$119,987,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,228,578	$2,245,704
Accrued interest	572,215	306,445
Accrued liabilities	1,901,220	1,383,008
Accrued liabilities – related party	357,547	461,254
Accrued payroll	1,451,973	1,050,703
Contract liabilities, current	238,526	149,923
Accrued warranty liability	192,640	195,138
Operating lease liabilities, current	509,079	467,979
Finance lease liabilities, current	10,586	—
Line of credit	—	2,000,000
Notes payable – related party	1,492,953	1,492,953
Current portion of long-term debt, net of unamortized discounts and debt issuance costs	10,473,880	5,389,492
Total Current Liabilities	20,429,197	15,142,599
Contract liabilities	126,529	152,892
Operating lease liabilities	2,561,175	1,744,569
Finance lease liabilities	6,578	—
Total Liabilities	23,123,479	17,040,060
COMMITMENTS AND CONTINGENCIES (Note 21)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 128,541,338 and 128,326,243 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	12,855	12,833
Additional paid-in capital	130,803,318	130,553,180
Accumulated deficit	(34,570,793)	(27,545,255)
Accumulated other comprehensive loss	(21,699)	(23,383)
Treasury stock, at cost, 100,000 shares as of March 31, 2020 and December 31, 2019, respectively	(50,000)	(50,000)
Total Stockholders’ Equity	96,173,681	102,947,375
Total Liabilities and Stockholders’ Equity	$119,297,160	$119,987,435

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Amounts in US$’s, except share data)	For the Three Months Ended March 31, 2020	January 10, 2019 (Inception) to March 31, 2019
Revenue	$2,485,204	$16,914
Cost of Goods Sold	1,060,908	6,938
Gross Profit	1,424,296	9,976

Operating Expenses
Research and development (1)	288,473	311
Sales and marketing (1)	14,054	2,159
General and administrative (1)	4,433,443	803,711
Depreciation and amortization	2,832,152	233,228
Total Operating Expenses	7,568,122	1,039,409
Net Operating Loss	(6,143,826)	(1,029,433)
Other Income (Expense)
Loss on investment	(24)	—
Foreign currency transaction gain	90,818	—
Interest expense	(973,169)	(31,234)
Gain on the sale of assets	663	—
Total Other Expenses	(881,712)	(31,234)
Net Loss Before Income Taxes	(7,025,538)	(1.060,667)
Deferred Tax Benefit	—	289,990
Net Loss	$(7,025,538)	$(770,677)
Loss per common share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)
Weighted-average shares outstanding:
Basic	128,365,109	28,065,385
Diluted	128,365,109	28,065,385

(1)	These are exclusive of depreciation and amortization

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

(Amounts in US$’s)	For the Three Months Ended March 31, 2020	January 10, 2019 (Inception) to March 31, 2019
Net Loss	$(7,025,538)	$(770,677)
Other Comprehensive Loss:
Foreign currency translation adjustment	(21,699)	—
Total Comprehensive Loss	$(7,047,237)	$(770,677)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2020 and the period January 10, 2019 (Inception) to March 31, 2019

(Amounts in US$’s, except	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
share data)	Shares	Amount	Shares	Amount	Capital	Loss	Shares	Deficit	Equity
December 31, 2019	—	$—	128,326,243	$12,833	$130,553,180	$(23,383)	$(50,000)	$(27,545,255)	$102,947,375
Issuance of common stock for settlement of accounts payable	—	—	165,095	17	193,143	—	—	—	193,160
Issuance of common stock for debt issue costs			50,000	5	56,995	—	—	—	57,000
Foreign currency translation adjustment			—	—		1,684	—	—	1,684
Net loss	—	—	—	—	—	—	—	(7,025,538)	(7,025,538)
March 31, 2020	—	$—	128,541,338	$12,855	$130,803,318	$(21,699)	$(50,000)	$(34,570,793)	$96,173,681

(Amounts in US$’s, except	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
share data)	Shares	Amount	Shares	Amount	Capital	Loss	Shares	Deficit	Equity
January 10, 2019 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of founder shares at inception	—	—	27,890,000	2,789		—	—	—	2,789
Issuance of preferred stock for VEO, Inc. acquisition	1,500,000	150	—	—	13,214,850	—	—	—	13,215,000
Issuance of preferred stock for InduraPower, Inc. acquisition	800,000	80	—	—	7,047,920	—	—	—	7,048,000
Issuance of preferred stock for Silver Bullet Technology, Inc. acquisition	300,000	30	—	—	2,642,970	—	—	—	2,643,000
Common stock issued as restricted stock awards	—	—	80,000	8	351,992	—	—	—	352,000
Net loss	—	—	—	—	—	—	—	(770,677)	(770,677)
March 31, 2019	2,600,000	$260	27,970,000	$2,797	$23,257,739	$—	$—	$(770,677)	$22,490,111

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Amounts in US$’s)	For the Three Months Ended March 31, 2020	January 10, 2019 (Inception) to March 31, 2019
Cash flows from operating activities:
Net loss	$(7,025,538)	$(770,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	223,982	17,140
Amortization	2,608,170	216,088
Amortization of right-of-use asset	90,200	8,782
Gain on the sale of assets	(663)	—
Amortization of debt discounts and debt issuance costs	633,751	—
Other, net	(138,877)	352,000
Changes in assets and liabilities:
Accounts receivable	356,030	(74,204)
Inventory	(45,305)	(1,161)
Prepaids	(572,283)	(1,248)
Other current assets	(1,944)	(288,766)
Accounts payable	1,155,034	72,536
Accrued liabilities	783,982	70,630
Operating lease liabilities	88,914	9,572
Advances from related party	(103,707)	579,401
Other current liabilities	487,375	1,052
Net cash (used in) provided by operating activities	(490,252)	34,295
Cash flows from investing activities:
Acquisition of net assets	(253,773)	—
Cash acquired in acquisitions	—	347,342
Proceeds from disposal of property and equipment	663	—
Net cash (used in) provided by investing activities	(253,110)	347,342
Cash flows from financing activities:
Principal payment on finance lease	(845)	—
Proceeds from issuance of debt	3,047,971	—
Repayment of debt	(2,365,787)	(10,232)
Net cash provided by financing activities	681,339	—
Net (decrease)/increase in cash and cash equivalents	(60,339)	371,405
Cash and cash equivalents, beginning of period	812,452	—
Cash and cash equivalents, end of period	$752,113	$371,405

Supplemental disclosures of cash flow information:
Cash paid during the period:
Taxes	$—	$—
Interest	41,492	—
Non-cash investing and financing activities:
Issuance of preferred stock for VEO, Inc. acquisition	—	13,215,000
Issuance of preferred stock for InduraPower, Inc. acquisition	—	7,048,000
Issuance of preferred stock for Silver Bullet Technology, Inc. acquisition	—	2,643,000
Recognition of right-of-use asset and liability rent abatement	101,438	140,210
Debt incurred to sellers for Fast Plastic Parts, LLC and Spring Creek Manufacturing, Inc. acquisition	575,574	—
Issuance of founder shares at inception	—	2,789
Common stock issued for payment of accounts payable	193,160	—
Common stock issued as debt issuance costs	57,000	—

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

COMSovereign Holding Corp., formerly known as Drone Aviation Holding Corp. (“the “Company”), provides technologically-advanced telecom solutions to network operators, mobile device carriers, governmental units and other enterprises worldwide. The Company has assembled a portfolio of communications, power and niche technologies, capabilities and products that enable the upgrading of latent 3G networks to 4G and 4G-LTE networks and will facilitate the rapid rollout of the 5G and “next-Generation” (“nG”) networks of the future. The Company focuses on special capabilities, including signal modulations, antennae, software, hardware, and firmware technologies that enable increasingly efficient data transmission across the radio-frequency spectrum. The Company’s product solutions are complemented by a broad array of services including technical support, systems design and integration, and sophisticated research and development programs. Since the Company’s business operations are in this early stages and the Company has a limited operating history as a consolidated company, the Company may be susceptible to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises as outlined in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. While the Company competes globally on the basis of its innovative technology, broad product offerings, high-quality and cost-effective customer solutions, as well as the scale of its global customer base and distribution, the Company’s  primary focus is on the North American telecom infrastructure and service market. The Company believes it is in a unique position to rapidly increase its near-term domestic sales as it is among the few U.S.-based providers of telecommunications equipment and services.

Corporate History

The Company was incorporated in Nevada on April 17, 2014. On June 3, 2014, the Company acquired Drone Aviation Corp. through a share exchange transaction, and on March 26, 2015, Drone Aviation Corp. merged with and into the Company. As a result of the share exchange and merger with Drone Aviation Corp., the Company acquired Drone Aviation Corp.’s subsidiary, Lighter Than Air Systems Corp., which does business under the name Drone Aviation.

On November 27, 2019, the Company completed the acquisition (the “ComSovereign Acquisition”) of ComSovereign Corp., a Delaware corporation (“ComSovereign”) in a stock-for-stock transaction with a total purchase price of approximately $75 million. The ComSovereign Acquisition was treated as a reverse merger for accounting purposes under U.S. GAAP with ComSovereign as the accounting acquirer and the Company as the accounting acquiree. As a result, our condensed consolidated financial statements included in this Quarterly Report are those of ComSovereign for the period January 10, 2019 (inception) to March 31, 2019 and those of our company for the three-month period ended March 31, 2020. The operations of our pre-acquisition business, which consisted primarily of the operations of Drone Aviation, are included in our consolidated operating results only for the three-month period ended March 31, 2020.

ComSovereign Corp. was incorporated in the state of Delaware on January 10, 2019 and commenced operations through a series of acquisitions.

On January 31, 2019, ComSovereign acquired the capital stock of VEO, a San Diego, California-based research and development company innovating Silicon Photonics (SiP) technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment.

On January 31, 2019, ComSovereign acquired the capital stock of InduraPower Inc. (“InduraPower”), a Tucson, Arizona-based developer and manufacturer of intelligent batteries and back-up power supplies for network systems and telecom nodes. It also provides power designs and batteries for the aerospace, marine and automotive industries.

On March 4, 2019, ComSovereign acquired the capital stock of Silver Bullet Technology, Inc. (“Silver Bullet”), a California-based engineering firm that designs and develops next generation network systems and components, including large scale network protocol development, software-defined radio systems and wireless network designs.

On April 1, 2019, ComSovereign acquired the equity securities of DragonWave-X, LLC and its operating subsidiaries, DragonWave Corp. and DragonWave-X Canada, Inc. (collectively, “DragonWave”), a Dallas-based manufacturer of high-capacity microwave and millimeter point-to-point telecom backhaul radio units. DragonWave and its predecessor have been selling telecom backhaul radios since 2012 and its microwave radios have been installed in over 330,000 locations in more than 100 countries worldwide. According to a report by the U.S. Federal Communications Commission, as of December 2019, DragonWave was the second largest provider of licensed point-to-point microwave backhaul radios in North America.

On April 1, 2019, ComSovereign acquired the capital stock of Lextrum Inc. (“Lextrum”), a Tucson, Arizona-based developer of full-duplex wireless technologies and components, including multi-reconfigurable RF antennae and software programs. This technology enables the doubling of a given spectrum band by allowing simultaneous transmission and receipt of radio signals on the same frequencies.

On March 6, 2020, the Company’s newly-formed subsidiary, Sovereign Plastic LLC (“Sovereign Plastic”), acquired substantially all of the assets of a Colorado Springs, Colorado-based manufacturer of plastic and metal components to third-party manufacturers. The Company acquired its Sovereign Plastic business to increase its operating margins by reducing the manufacturing and production costs of its telecom products. Sovereign Plastic will also primarily operate as the material, component manufacturing and supply chain source for all of the Company’s subsidiaries. The Company does not expect the revenues of Sovereign Plastic from sales to third parties to be material.

Each of the Company’s subsidiaries was acquired to address a different opportunity or segment within the North American telecom infrastructure and service market.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Security and Exchange Commission (SEC) for interim financial information. As a result, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial positions, results of operations and cash flows for such periods. The results for the three months ended March 31, 2020 are not necessarily indicative of the Company’s results of operations, financial position or cash flows that may be expected for the full fiscal year or future operating periods. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The unaudited consolidated financial statements as of, and for the period ended March 31, 2020 include the accounts of the Company and its wholly-owned subsidiaries: Drone AFS Corp., Lighter Than Air Systems Corp., DragonWave, Lextrum, Silver Bullet, VEO, InduraPower and Sovereign Plastic. All intercompany transactions and accounts have been eliminated.

Reclassifications

Certain December 31, 2019 amounts have been reclassified to be consistent with the current period presentation.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical factors, current circumstances and the experience and judgment of management. The Company evaluates its estimates, assumptions and judgments on an ongoing basis and may employ outside experts to assist in making these evaluations. Hence, changes in such estimates, based on more accurate information or different assumptions or conditions make cause actual results to differ from those estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There has been no material changes in the Company’s significant accounting policies as of and for the three months ended March 31, 2020, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This guidance provides optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments that use LIBOR as a reference rate and is effective March 12, 2020 through December 31, 2022. The Company is currently evaluating the potential impact ASU 2020-04 will have on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws and rate changes. ASU 2019-12 will be effective for the Company in the fiscal years beginning after December 15, 2021 and for interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the potential impact that adopting ASU 2019-12 will have on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This standard will become effective for interim and annual periods beginning after December 15, 2022 and earlier adoption is permitted. The Company is evaluating the impact the adoption of Topic 326 will have on the Company’s condensed consolidated financial statements.

3. GOING CONCERN

On August 27, 2014, the FASB issued ASU 2014-05, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying unaudited consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2020, the Company generated negative cash flows from operations of $490,252 and had an accumulated deficit of $34,570,793 and negative working capital of $12,474,438.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets and secure lines of credit. The Company anticipates an approximately $13,000,000 offering of equity securities in the third quarter of 2020.

The Company’s fiscal operating results, accumulated deficit, and negative working capital, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. However, the Company believes the fundraising actions outlined above, and its future operating cash flows, will enable it to meet its liquidity requirements through June 2021. There can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake, and the failure of the Company to raise additional capital could adversely affect its future operations and viability.

4. REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three months ended March 31, 2020 and the period January 10, 2019 (Inception) to March 31, 2019:

(Amounts in US$’s)	March 31, 2020	January 10, 2019 (Inception) to March 31, 2019
Timing of revenue recognition:
Services and products transferred at a point in time	$2,162,038	$1,203
Services and products transferred over time	323,166	15,711
Total revenue	$2,485,204	$16,914

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three months ended March 31, 2020 and the period January 10, 2019 (Inception) to March 31, 2019:

(Amounts in US$’s)	For the Three Months Ended March 31, 2020	January 10, 2019 (Inception) to March 31, 2019
Revenue by products and services:
Products	$1,874,350	$1,203
Services	610,854	15,711
Total revenue	$2,485,204	$16,914

Revenue by geographic destination consisted of the following for the three months ended March 31, 2020 and the period January 10, 2019 (Inception) to March 31, 2019:

(Amounts in US$’s)	For the Three Months Ended March 31, 2020	January 10, 2019 (Inception) to March 31, 2019
Revenue by geography:
North America	$2,189,676	$16,914
International	295,528	—
Total revenue	$2,485,204	$16,914

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of March 31, 2020, the Company did not have a contract assets balance.

The following table is a summary of the Company’s contract liabilities related to contracts with customers for the three months ended March 31, 2020.

(Amounts in US$’s)	Total
Balance at December 31, 2019	$302,815
Increase	62,240
Balance at March 31, 2020	$365,055

The increase in contract liabilities during the three months ended March 31, 2020 was primarily due to invoiced amounts that did not yet meet the revenue recognition criteria, partially offset by the revenue recognition criteria being met for previously deferred revenue. The amount of revenue recognized in the three months ended March 31, 2020 that was included in the prior period contract liability balance was $65,471. This revenue consisted of services provided to customers who had been invoiced prior to the current year.

5. EARNINGS (LOSS) PER SHARE

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

There were no adjustments to net loss, the numerator, for purposes of computing basic earnings per share. The following table sets out the computation of basic and diluted income (loss) per share:

(Amounts in US$’s, except share data)	For the Three Months Ended March 31, 2020	January 10, 2019 (Inception) to March 31, 2019
Numerator:
Net loss	$(7,025,538)	$(770,677)

Numerator for basic earnings per share - loss available to common shareholders	$(7,025,538)	$(770,677)

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	128,365,109	28,065,385
Dilutive effect of warrants and options	—	—
Denominator for diluted earnings per share - weighted average common shares outstanding and assumed conversions	128,365,109	28,065,385
Basic loss per common share	$(0.05)	$(0.03)
Diluted loss per common share	$(0.05)	$(0.04)

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

6. CASH AND CASH EQUIVALENTS

Cash and cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions, including all short-term, highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2020 and December 31, 2019.

Cash and cash equivalents consisted of the following as of March 31, 2020 and December 31, 2019:

(Amounts in US$’s)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$752,113	$812,452
Restricted cash included in other assets	—	—
Total cash, cash equivalent, and restricted cash in the Statement of Cash Flows	$752,113	$812,452

7. ACCOUNTS RECEIVABLE, NET

Trade accounts receivable consist of amounts due from the sale of the Company’s products. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 45 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable.

Accounts receivable consisted of the following as of March 31, 2020 and December 31, 2019:

(Amounts in US$’s)	March 31, 2020	December 31, 2019
Account receivables	$2,748,626	$2,859,660
Less: Allowance for doubtful accounts	(935,997)	(690,830)
Total account receivables	$1,812,629	$2,168,659

8. INVENTORY

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

Inventory consisted of the following as of March 31, 2020 and December 31, 2019:

(Amounts in US$’s)	March 31, 2020	December 31, 2019
Raw materials	$1,148,709	$1,041,256
Work in progress	1,206,911	1,566,147
Finished goods	3,538,127	3,060,518
Total inventory	5,893,747	5,667,921
Reserve	(1,008,940)	(996,525)
Total inventory, net	$4,884,807	$4,671,396

9. PREPAID

Prepaid expenses consisted of the following as of March 31, 2020 and December 31, 2019:

(Amounts in US$’s)	March 31, 2020	December 31, 2019
Prepaid products and services	$352,909	$873,617
Prepaid rent and security deposit	58,112	43,112
	$411,021	$916,729

10. PROPERTY AND EQUIPMENT, NET

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

Property and equipment, net consisted of the following as of March 31, 2020 and December 31, 2019:

(Amounts in US$’s)	March 31, 2020	December 31, 2019
Shop machinery and equipment	$9,451,941	$8,100,667
Computers and electronics	571,692	558,561
Office furniture and fixtures	303,401	341,214
Leasehold improvements	222,332	222,332
	10,549,366	9,222,774
Less - accumulated depreciation	(7,839,302)	(7,764,668)
	$2,710,064	$1,458,106

For the three months ended March 31, 2020, the Company did not invest in capital expenditures.

The Company recognized $223,981 and $17,140 of depreciation expense for the three months ended March 31, 2020 and the period January 10, 2019 (Inception) to March 31, 2019, respectively.

11. LEASES

Operating Leases

The Company has operating leases for office, manufacturing, and warehouse space. Amounts recognized as of March 31, 2020 and December 31, 2019 for operating leases were as follows:

(Amounts in US$’s)	March 31, 2020	December 31, 2019
ROU assets	$3,056,102	$2,199,682
Lease liability	$3,070,254	$2,212,548

During the quarter ended March 31, 2020, the Company recognized 3-months of rent abatement for its executive office located at 5000 Quorum Drive, Dallas, TX 75254, resulting in a reduction of the right-of-use asset and lease liability by $101,438.

As part of the Acquired Business transaction on March 6, 2020, the Company assumed a lease for 23,300 square feet of flexible office space with a remaining term of approximately 62 months that will expire on May 30, 2025. A right-of-use asset and lease liability for $1,048,058 was recorded on March 6, 2020. Monthly payments will range from $17,600 to $20,903 during the life of the lease. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms. The lease agreement has no renewal option.

Other information related to the Company’s operating leases are as follows:

(Amounts in US$’s)	March 31, 2020
ROU Asset – December 31, 2019	$2,199,682
Increase	1,048,058
Decrease	(101,438)
Amortization	(90,200)
ROU Asset – March 31, 2020	$3,056,102

Lease liability – December 31, 2019	$2,212,548
Increase	1,048,058
Decrease	(101,438)
Amortization	(88,914)
Lease liability – March 31, 2020	$3,070,254

Lease liability – short term	$509,079
Lease liability – long term	2,561,175
Lease liability – total	$3,070,254

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s operating leases as of March 31, 2020 and December 31, 2019, respectively:

(Amounts in US$’s)	March 31, 2020	December 31, 2019
Weighted average remaining lease term	4.89 years	4.56 years
Weighted average discount rate	6.07%	6.50%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of March 31, 2020:

(Amounts in US$’s)	Operating Leases

Remainder of 2020	$471,035
2021	741,696
2022	660,091
2023	671,761
2024	635,306
Thereafter	371,116
Total minimum lease payments	3,551,005
Less: effect of discounting	(480,751)
Present value of future minimum lease payments	3,070,254
Less: current obligations under leases	(509,079)
Long-term lease obligations	$2,561,175

Finance Leases

As part of the Acquired Business transaction on March 6, 2020, the Company assumed a finance lease for certain equipment with a remaining term of approximately 20 months. The finance lease includes a bargain purchase option of $1 for the equipment at the end of the term on October 1, 2021. A right-of-use asset and lease liability for $18,009 was recorded on March 6, 2020. Monthly payments are $964.76 during the life of the lease, excluding the bargain purchase option. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate.

Other information related to the Company’s finance leases are as follows:

(Amounts in US$’s)	March 31, 2020
ROU Asset – December 31, 2019	$—
Increase	18,009
Decrease	—
Amortization	(500)
ROU Asset – March 31, 2020	$17,509

Lease liability – December 31, 2019	$—
Increase	18,009
Decrease	—
Interest accretion	120
Principle payment	(965)
Lease liability – March 31, 2020	$17,164

Lease liability – short term	$10,586
Lease liability – long term	6,578
Lease liability – total	$17,164

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s finance leases as of March 31, 2020 and December 31, 2019, respectively:

(Amounts in US$’s)	March 31, 2020	December 31, 2019
Weighted average remaining lease term	1.58 years	—
Weighted average discount rate	8%	—

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs in measuring fair value and has established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

●	Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data; and

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of March 31, 2020 approximated their fair value due to their short-term nature.

13. BUSINESS ACQUISITIONS

The Company’s acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill.

For the fiscal year 2019, the Company recorded acquisitions as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

During the three months ended March 31, 2020, the Company recorded the following acquisitions.

Fast Plastic Parts, LLC and Spring Creek Manufacturing, Inc. Acquisition

On March 6, 2020, the Company completed the acquisition of the net assets of Fast Plastic Parts, LLC and 100% of the shares of common stock of Spring Creek Manufacturing, Inc. (together, the “Acquired Business”). The consideration paid was the purchase price of $829,347, representing cash paid on the closing date of $253,773 and short-term debt incurred to the sellers of $575,574. Based in Colorado Springs, Colorado, the acquired business occupies a 23,300-square-foot manufacturing facility that houses a full-production machine shop, a comprehensive line of state-of-the-art plastic injection molding machinery, as well as light-assembly fulfilment and packaging lines serving customers 24x7. To finance the cash paid on the closing date and a portion of the short term debt incurred, the Company entered into a new promissory note with an unaffiliated lender in the principal amount of $500,000 for proceeds of $446,000 that matures on December 5, 2020 and 50,000 shares of common stock. See Note 15 for further discussion of the promissory note. The Company expensed acquisition related costs of $16,592 in the three months ended March 31, 2020, which is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the consolidated balance sheet at March 31, 2020:

(Amounts in US$’s)	Fair Value
Inventory	$168,106
Prepaid expenses	66,575
Property & equipment	1,365,319
Operating lease right-of-use-assets	1,048,058
Finance lease right-of-use assets	18,009
Intangible assets:
Customer relationships	500,226
Total assets	$3,166,293
Current portion of long-term debt	1,270,879
Operating lease liabilities, current	166,919
Finance lease liabilities, current	6,578
Operating lease liabilities, net of current portion	881,139
Finance lease liabilities, net of current portion	11,431
Total purchase consideration	$829,347

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis and working capital, as the Company has not yet completed the detailed valuation analyses as of August 10, 2020.

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

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by ComSovereign based on the fair values as of January 31, 2019 was as follows:

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

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by ComSovereign based on the fair values as of January 31, 2019 was as follows:

(Amounts in US$’s)	Fair Value
Cash	$18,791
Debt-free net working capital (excluding cash)	263,459
Fixed and other long-term assets	97,384
Assumed liabilities	(1,240,097)
Intangible assets and goodwill:
Technology	1,000,000
Goodwill	6,908,463
Total intangible assets and goodwill	7,908,463
Total Consideration	$7,048,000

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

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by ComSovereign based on the fair values as of March 4, 2019 was as follows:

(Amounts in US$’s)	Fair Value
Cash	$273,290
Debt-free net working capital (excluding cash)	103,537
Fixed and other long-term assets	21,000
Liabilities assumed	(84,382)
Intangible assets and goodwill:
Technology	210,000
Trade name	200,000
Customer relationships	400,000
Goodwill	1,519,555
Total intangible assets and goodwill	2,329,555
Total Consideration	$2,643,000

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

DragonWave

The allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed by ComSovereign based on the fair values as of April 1, 2019 was as follows:

(Amounts in US$’s)	Fair Value
Cash	$1,274,072
Debt-free net working capital (excluding cash)	(1,099,194)
Note payable	(5,690,000)
Fixed and other long-term assets	2,455,714
Intangible assets:
Technology	13,750,000
Trade name	4,210,000
Customer relationships	13,080,000
Goodwill	14,100,800
Total intangible assets and goodwill	45,140,800
Total Consideration	$42,081,392

Lextrum

The allocation of the total purchase price to the acquired tangible and intangible assets and liabilities assumed by ComSovereign based on the fair values as of April 1, 2019 was as follows:

(Amounts in US$’s)	Fair Value
Cash	$8,105
Debt-free net working capital (excluding cash)	(103,611)
Fixed and other long-term assets	—
Intangible assets:
Technology	11,430,000
Goodwill	4,827,570
Total intangible assets	16,257,570
Total Consideration	$16,162,064

Historical Drone Aviation Holding Corp

The allocation of the total purchase price to Drone Aviation Holding Corp’s acquired tangible and intangible assets and assumed liabilities based on the fair values as of November 27, 2019 was as follows:

(Amounts in US$’s)	Fair Value
Working capital	$2,399,800
Other assets	220,672
Intangible assets and goodwill:
Intellectual property	3,729,537
Trade name	1,233,204
Customer relationships	1,630,792
Noncompete	937,249
Goodwill	18,106,237
Total intangible assets and goodwill	25,637,019
Total Consideration	$28,257,491

14. LONG-LIVED ASSETS AND GOODWILL

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the three months ended March 31, 2020, the Company recorded no impairments.

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

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2020:

(Amounts in US$’s)	Total
Balance at December 31, 2019	$56,386,796
Balance at March 31, 2020	$56,386,796

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of March 31, 2020 and December 31, 2019:

(Amounts in US$’s)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trade names	$5,643,204	$(489,222)	$5,153,982
Technology	32,800,000	(4,308,333)	28,491,667
Customer relationships	15,110,792	(2,054,894)	13,055,898
Intellectual property	3,729,537	(51,799)	3,677,738
Noncompete	937,249	(39,052)	898,197
Total definite-lived intangible assets at December 31, 2019	$58,220,782	$(6,943,300)	$51,277,482
Trade names	$5,643,204	$(690,765)	$4,952,438
Technology	32,802,395	(5,675,165)	27,127,230
Customer relationships	15,611,018	(2,822,136)	12,788,882
Intellectual property	3,729,537	(207,196)	3,522,340
Noncompete	937,249	(156,208)	781,041
Total definite-lived intangible assets at March 31, 2020	$58,723,403	$(9,551,470)	$49,171,931

Amortization expense of intangible assets was $2,608,170 and $216,088 for the three months ended March 31, 2020 and the period January 10, 2019 (Inception) to March 31, 2019, respectively.

As of March 31, 2020, assuming no additional amortizable intangible assets, the expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows:

	Estimated
(Amounts in US$’s)	The remainder of 2020	2021	2022	2023	2024
Amortization expense	$7,852,075	$10,446,204	$10,016,632	$10,016,632	$7,961,738

	Estimated
(Amounts in US$’s)	2025	2026
Amortization expense	$2,559,307	$319,343

15. DEBT AGREEMENTS

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

Long-term debt consisted of the following as of March 31, 2020 and December 31, 2019:

		March 31, 2020		December 31, 2019
(Amounts in US$’s)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Secured Notes Payable
Secured note payable*	February 28, 2020	$788,709	8.5%	$788,709	8.5%
Secured note payable*	March 1, 2022	202,519	9.0%	224,288	9.0%
Secured note payable*	September 1, 2021	19,106	7.9%	21,571	7.9%
Secured note payable	November 26, 2021	2,000,000	9.0%	2,000,000	9.0%
Secured note payable	December 26, 2020	542,857	78.99%	—	—
Secured note payable	June 1, 2020	979,381	5.0%	—	—
Secured note payable	August 31, 2020	2,007,971	5.0%	—	—
Total secured notes payable		5,032,572		3,034,568

Notes Payable
Equipment financing loan	September 15, 2020	2,034	8.8%	3,828	8.8%
Note payable*	July 9, 2019	200,000	18.0%	200,000	18.0%
Note payable*	September 1, 2019	200,000	18.0%	200,000	18.0%
Note payable	September 30, 2020	500,000	10.0%	500,000	10.0%
Note payable	September 30, 2020	175,000	10.0%	175,000	10.0%
Note payable	March 30, 2020	5,000,000	10.0%	5,000,000	10.0%
Note payable*	July 9, 2019	200,000	18.0%	200,000	18.0%
Notes payable*	December 6, 2019	200,100	18.0%	450,100	18.0%
Note payable*	June 30, 2020	409,586	0%	—	—
Note payable*	June 30, 2020	165,987	0%	—	—
Note payable	September 4, 2020	500,000	0%	—	—
Note payable	February 16, 2023	86,866	3.0%	—	—
Equipment financing loan*	November 9, 2023	63,652	8.5%	—	—
Equipment financing loan*	December 19, 2023	93,993	6.7%	—	—
Equipment financing loan*	January 17, 2024	43,144	6.7%	—	—
Total notes payable		9,348,333		6,728,928

Senior Convertible Debentures
Senior convertible debenture*	December 31, 2019	100,000	15.0%	100,000	15.0%
Senior convertible debenture	December 31, 2019	—	15.0%	25,000	15.0%
Senior convertible debenture	December 31, 2021	250,000	10.0%	250,000	10.0%
Total senior convertible debentures		350,000		375,000
Total long-term debt		14,730,905		10,138,496
Less unamortized discounts and debt issuance costs		(4,257,025)		(4,749,004)
Total long-term debt, less discounts and debt issuance costs		10,473,880		5,389,492
Less current portion of long-term debt		(10,473,880)		(5,389,492)
Debt classified as long-term debt		$—		$—

*	Note is in default. Refer to further discussion below.

Secured Notes Payable

In August 2016, InduraPower entered into a promissory note not to exceed the principal amount of $550,000 bearing interest at 8.5% per annum with a maturity date of August 31, 2018. InduraPower could draw funds under the note through February 28, 2017. Interest on this note was payable monthly and the full principal balance was due at maturity. On September 11, 2019, the note was amended with both parties agreeing that the outstanding balance of $813,709 would be due on February 28, 2020. As of March 31, 2020, an aggregate principal amount of $788,709 was outstanding under this note. This promissory note is currently past due. This promissory note is secured by substantially all of the assets of InduraPower.

In August 2016, InduraPower entered into a promissory note in the principal amount of $450,000 that bears interest at 9.0% per annum and matures on March 1, 2022. Accrued interest only payments were due monthly beginning October 1, 2016 through March 1, 2017. Monthly payments of $9,341 for interest and principal are due on this note for the following 60 consecutive months. As of March 31, 2020, an aggregate principal amount of $202,519 was outstanding under this note. This promissory note is secured by all assets, certain real estate and cash accounts of InduraPower and is guaranteed by certain officers of InduraPower. This promissory note is subjected to clauses, whereby InduraPower is required to meet certain financial and non-financial terms. InduraPower did not fulfil the requirements to maintain a balance of at least $155,159 at J.P. Morgan while the promissory note is outstanding and maintain a debt service coverage ratio of at least 1.25. Due to this breach of clauses those covenants, the promissory note holder is contractually entitled to request immediate repayment of the outstanding promissory note, and/or increase the interest rate up to an additional 18% per annum. The outstanding balance is presented as a current liability as of March 31, 2020. The promissory note holder had not requested early repayment of the loan as of the date when these financial statements were approved by the Board of Directors.

In August 2016, InduraPower entered into a promissory note in the principal amount of $50,000 with an interest rate of 7.785% per annum and a maturity date of September 1, 2021. Beginning April 1, 2017, equal monthly payments of $1,011 for interest and principal are due on the note for 60 consecutive months. As of March 31, 2020, an aggregate principal amount of $19,106 was outstanding under this note. This promissory note is secured by business equipment, certain real estate and cash accounts of InduraPower and is guaranteed by certain officers of InduraPower. This promissory note is subjected to clauses, whereby InduraPower is required to meet certain financial and non-financial terms. InduraPower did not fulfil the requirements to maintain a balance of at least $155,159 at J.P. Morgan while the promissory note is outstanding and maintain a debt service coverage ratio of at least 1.25. Due to this breach of clauses those covenants, the promissory note holder is contractually entitled to request immediate repayment of the outstanding promissory note, and/or increase the interest rate up to an additional 18% per annum. The outstanding balance is presented as a current liability as of March 31, 2020. The promissory note holder had not requested early repayment of the loan as of the date when these financial statements were approved by the Board of Directors.

In November 2019, DragonWave entered into a secured loan agreement with an individual lender pursuant to which DragonWave received a $2,000,000 loan that bears interest at the rate of 9% per annum and matures on November 26, 2021. Accrued interest is calculated on a compound basis and is payable semi-annually in May and November of each year. Principal is due in full at maturity but can be prepaid in full or in part without penalty. The loan is secured by all of the assets of DragonWave and is guaranteed by ComSovereign. As of March 31, 2020, an aggregate principal amount of $2,000,000 was outstanding under this note. In connection with this loan, DragonWave incurred $20,000 of debt discounts and $4,700,000 of debt issuance costs. The debt issuance costs were the result of the issuance of 1,050,000 shares of common stock of the Company and a cash payment of $80,000. For the three months ended March 31, 2020, $590,000 of these costs were amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations. As of March 31, 2020, there were $16,667 of debt discounts and $3,916,667 of debt issuance costs remaining.

On February 26, 2020, the Company entered into a $600,000 secured business loan bearing interest at 78.99% per annum which matures on December 26, 2020. Principal and interest payments of $19,429 are due weekly. The loan is secured by the assets of the Company.  As of March 31, 2020, an aggregate principal amount of $542,857 was outstanding under this note.

In connection with the Acquired Business acquisition on March 6, 2020, the Company assumed a secured loan with FirstBank in the principal amount of $979,381 bearing interest at 5% per annum and with a maturity date of June 1, 2020. The loan is secured by certain assets of the Company’s subsidiary, Sovereign Plastic. This loan is subjected to clauses, whereby Sovereign Plastic is required to meet certain financial and non-financial terms at the end of each fiscal year. Payments in the amount of $22,404 for interest and principal are due over the next 2 months and the balance is due at maturity. As of March 31, 2020, an aggregate principal amount of $979,381 was outstanding under this loan. On August 5, 2020, the maturity date of this loan was extended to September 15, 2020.

On March 19, 2020, the Company entered into a secured loan agreement in the amount of $2,007,971 bearing interest at 5% per annum with a maturity date of August 31, 2020. Interest payments of $8,428 are due monthly, with the full principal amount due at maturity. The loan is secured by certain intellectual property assets of the Company. The proceeds of the note payable were used to repay the balance of the CNB Note (revolving line of credit.) that was entered into in 2017. As of March 31, 2020, an aggregate principal amount of $2,007,971 was outstanding under this loan.

Notes Payable

InduraPower has a financing loan for certain of its equipment that bears interest at 8.775% per annum and is due on September 15, 2020. Principal and interest payments of $1,872 are due quarterly. As of March 31, 2020, the loan had an outstanding balance of $2,034.

In September 2017, ComSovereign entered into a promissory note in the principal amount of $137,500 that bore interest at a rate of 12% per annum and was due on October 17, 2017. The note was repaid during fiscal 2019. On June 10, 2019, ComSovereign entered into a new promissory note with the same lender for $200,000 with an original issue discount of $6,000 and a maturity date of July 9, 2019. The full $200,000 balance was due at maturity. Since this note was not repaid and is currently past due, interest is being accrued at a rate of 18% per annum. Additionally, on August 14, 2019, ComSovereign borrowed from the same lender an additional $200,000 promissory note that matured on September 1, 2019. As this note is currently past due, interest is being accrued at a rate of 18% per annum. As of March 31, 2020, an aggregate principal amount of $400,000 was outstanding under these notes.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller on a promissory note in the principal amount of $500,000 bearing interest at 12.0% per annum with a maturity date of October 17, 2017. On October 1, 2019, the maturity date was extended until September 30, 2020 and the interest rate was reduced to 10% per annum. All unpaid accrued interest from October 2017 through September 30, 2019 was converted into 150,000 shares of common stock of ComSovereign. Accrued interest and the full principal balance are due at maturity. As of March 31, 2020, an aggregate principal amount of $500,000 was outstanding under this note. On April 30, 2020, the Company also issued 14,496 shares of common stock in lieu of an aggregate cash interest payment payable by ComSovereign through December 31, 2019 on this outstanding note payable.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of a promissory note in the principal amount of $175,000 that bore interest at the rate of 15% per annum and was due on November 30, 2017. The interest rate increased to 18% per annum when the note became past due. On October 1, 2019, ComSovereign amended the promissory note to extend the maturity date to September 30, 2020 and to change the interest rate to 10% per annum. Both parties to the note also agreed to convert all unpaid accrued interest into 10,000 shares of common stock of ComSovereign, valued at $44,000. Accrued interest and principal are due and payable at maturity. As of March 31, 2020, the aggregate principal amount of $175,000 was outstanding under this note.

In October 2017, DragonWave entered into a 90-day promissory note in the principal amount of $4,400,000 and received proceeds of $4,000,000. In January 2018, the promissory note was amended to accrue interest at the rate of 8% per annum and to extend the maturity date another 90 days. In August 2018, the maturity date was extended to December 31, 2018 with new payment terms. In September 2018, the maturity date was extended to February 28, 2019 with new payment terms. In October 2018, DragonWave amended the promissory note to clarify the payment of interest. On September 3, 2019, the promissory note was increased to $5,000,000 as all unpaid accrued interest was added to the principal balance. Additionally, the maturity date was extended to March 30, 2020 and the interest rate was changed to 10% per annum. Under this new amendment, principal and interest payments are due and payable monthly. As of March 31, 2020, an aggregate principal amount of $5,000,000 was outstanding under this note. On April 21, 2020, the maturity date of this note was extended to August 31, 2020, and the interest rate was increased to 12% per annum.

On June 10, 2019, ComSovereign entered into a promissory note in the principal amount of $200,000 with an original issue discount of $6,000 and a maturity date of July 9, 2019. The full $200,000 balance was due at maturity. Since this note was not repaid and is currently past due, interest is being accrued at a rate of 18% per annum. As of March 31, 2020, an aggregate principal amount of $200,000 was outstanding under this note.

On November 7, 2019, ComSovereign entered into several promissory notes in the aggregate principal amount of $450,100 that bore an effective interest rate at 133% per annum due to a single payment incentive, which matured on December 6, 2019. An aggregate principal amount of $200,100 was owed to three related parties out of the $450,100 promissory notes. Accrued interest and principal were due and payable at maturity. These notes are currently past due, and the Company is using an interest rate of 18% per annum to accrue interest on these notes. As of March 31, 2020, $250,000 of the aggregate principal amount had been repaid, with the remainder of $200,100 currently past due and outstanding.

On March 5, 2020, the Company sold a promissory note in the principal amount of $500,000 that matures on September 30, 2020 for a purchase price of $446,000. Additionally, in lieu of interest, the Company issued to the lender 50,000 shares of its common stock. As of March 31, 2020, an aggregate principal amount of $500,000 was outstanding under this note.

In connection with the Acquired Business acquisition on March 6, 2020, the Company assumed a note payable in the amount of $86,866 bearing interest at 3% per annum and with a maturity date of February 16, 2023. Monthly payments in the amount of $3,773 for principal and interest are due over the term. As of March 31, 2020, an aggregate principal amount of $86,866 was outstanding under this note.

In connection with the Acquired Business acquisition on March 6, 2020, the Company entered into several promissory notes with the sellers in the aggregate principal amount of $409,586 that do not bear interest and with a maturity date of June 30, 2020 and monthly principal payments. These notes are currently past due as of the filing date of this Form 10-Q, and there are no penalties associated with this default. As of March 31, 2020, the aggregate amount of $409,586 was outstanding under these notes.

In connection with the Acquired Business acquisition on March 6, 2020, the Company agreed to pay an aggregate of $165,987 to the sellers on or before June 30, 2020. The agreement was not interest bearing. This obligation is currently past due as of the filing date of this Form 10-Q, and there are no penalties associated with this default. As of March 31, 2020, an aggregate amount of $165,987 was outstanding.

In connection with the Acquired Business acquisition on March 6, 2020, the Company assumed equipment financing loans with an aggregate principal balance of $64,865. Monthly principal and interest payments of approximately $1,680 are due over the term. This loan is currently past due as of the filing date of this Form 10-Q, and there are no penalties associated with this default. As of March 31, 2020, an aggregate amount of principal of $63,652 was outstanding under these loans.

In connection with the Acquired Business acquisition on March 6, 2020, the Company assumed equipment financing loans with an aggregate principal balance of $95,810. Monthly principal and interest payments of approximately $2,361 are due over the term. This loan is currently past due as of the filing date of this Form 10-Q, and there are no penalties associated with this default. As of March 31, 2020, an aggregate amount of principal of $93,933 was outstanding under these loans.

In connection with the Acquired Business acquisition on March 6, 2020, the Company assumed equipment financing loans with an aggregate principal balance of $43,957. Monthly principal and interest payments of approximately $1,063 are due over the term. This loan is currently past due as of the filing date of this Form 10-Q, and there are no penalties associated with this default. As of March 31, 2020, an aggregate amount of principal of $43,144 was outstanding under these loans.

Senior Convertible Debentures

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of $100,000 aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $8.00 or (2) 80% of the common stock price offered under the next equity offering. As of March 31, 2020, an aggregate principal amount of $100,000 was outstanding under these debentures. These debentures are past due and interest accrues at a rate of 15% per annum. On April 30, 2020, these debentures were modified to remove the conversion feature and only have settlement through cash.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of $25,000 aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $8.00 or (2) 80% of the common stock price offered under the next equity offering. These debentures were past due and interest accrued at a rate of 15% per annum. As of March 31, 2020, the aggregate principal amount of $25,000 under these debentures was fully repaid.

On September 24, 2019, ComSovereign sold $250,000 aggregate principal amount of 10% Senior Convertible Debentures that bear interest at a rate of 10% per annum and mature on December 31, 2021. Interest is paid semi-annually in arrears in June and December of each year in cash or, at ComSovereign’s option, in shares of common stock at the conversion price that was equal to the lesser of (1) $2.50 or (2) a future effective price per share of any common stock sold by ComSovereign. Upon an event of default, the interest rate shall automatically increase to 15% per annum. As of March 31, 2020, an aggregate principal amount of $250,000 was outstanding under these debentures. In connection with these debentures, ComSovereign recognized a BCF of $69,000 and a debt discount of $181,000 associated with the issuance of warrants, both of which are recorded as debt discounts. During the three months ended March 31, 2020, $25,000 of these costs were amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations. As of March 31, 2020 and December 31, 2019, there were $200,000 and $225,000 of debt discounts remaining, respectively. On April 30, 2020, these debentures were amended to provide for the conversion of the debentures into shares of the Company’s common stock instead of ComSovereign’s common stock. Additionally, the conversion price was changed from $2.50 per share to $0.756 per share. As a result, all the outstanding warrants were exercised at $0.01 per share into 283,530 shares of the Company’s common stock. The Company also issued 6,700 shares of common stock on April 30, 2020 in lieu of an aggregate cash interest payment payable by ComSovereign through December 31, 2019 on these outstanding convertible debentures.

The agreements governing the secured notes payable, notes payable and senior convertible debentures contain customary covenants, such as debt service coverage ratios, limitations on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness.

All debt agreements are subject to customary events of default. If an event of default occurs with respect to the debt agreements and is continuing, the lenders may accelerate the applicable amounts due. The company is in default on several debt agreements, and has accrued the proper penalties or disclosed any additional contingencies that resulted from the default

Other than for reasons of noncompliance with debt covenants as noted above, all long-term debt obligations are classified as current on the Condensed Consolidated Balance Sheet, due to the significant debt issuance costs discounting these obligations and causing classification as noncurrent to be negative.

Future maturities contractually required by the Company under long-term debt obligations are as follows for the years ending December 31:

(Amounts in US$’s)
Remainder of 2020	$12,261,404
2021	2,345,483
2022	65,483
2023	57,748
2024	1,057
Thereafter	—
Total	$14,730,905

See Note 23 – Subsequent Events for details regarding additional debt incurred after March 31, 2020.

16. RELATED PARTY TRANSACTIONS

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Receivable – Related Party

As of March 31, 2020 and December 31, 2019, the receivables - related party balance was $1,595, which represented amounts owed by Dr. Dustin McIntire, the Company’s Chief Technology Officer, for personal charges he incurred using his company credit card.

Accrued Liabilities – Related Party

As of March 31, 2020 and December 31, 2019, the accrued liabilities – related party balance was $354,481 and $461,254, respectively, which represented amounts owed to various contractors, officers and employees of the Company as described below.

In August 2016, InduraPower entered into a promissory note in the principal amount of $50,000 that bears interest at 7.785% per annum and matures on September 1, 2021. At the same time, InduraPower also entered into a promissory note in the principal amount of $450,000 with the same lender that bears interest at 9.0% per annum and matures on March 1, 2022. A requirement of the promissory notes is to maintain a balance of at least $155,159 at J.P. Morgan while the promissory notes are outstanding. Sergei Begliarov, Chief Executive Officer of InduraPower, provided cash of $153,761 to comply with the requirements of the promissory notes. The $153,761 was recorded in accrued liabilities – related party as of March 31, 2020 and December 31, 2019.

During 2019 and the three months ended March 31, 2020, Sergei Begliarov paid $71,199 and $3,001 worth of expense of behalf of InduraPower. Daniel L. Hodges, Chairman and Chief Executive Officer of ComSovereign at the time, paid $6,588 of rent on behalf of InduraPower during 2019 and an additional $65 during the three months ended March 31, 2020. Additionally, during 2019, TM Technologies, Inc. (“TM”), described below, paid $29,300 worth of expense of behalf of InduraPower. These amounts were recorded in accrued liabilities – related party as of March 31, 2020 and December 31, 2019, respectively.

On November 10, 2017, the Company and Global Security Innovative Strategies, LLC (“GSIS”), a company in which David Aguilar, a member of the Company’s Board of Directors, is a principal, entered in an agreement (the “GSIS Agreement”) pursuant to which GSIS agreed to provide business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for the Company. The GSIS Agreement had an initial term of six months beginning on November 1, 2017. On September 26, 2018, the parties amended the GSIS Agreement to extend the period of service through September 2019 with monthly automatic renewals thereafter. The Company also agreed to issue an option to purchase 100,000 shares of the Company’s common stock at a strike price of $1.00, or $100,000. This option immediately vested and terminates on September 26, 2022. Pursuant to the GSIS Agreement, GSIS is paid a fee of $10,000 per month. In addition, GSIS is paid for the expenses incurred in connection with the performance of its duties under the GSIS Agreement. Either party may terminate or renew the GSIS Agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party. GSIS was owed $41,263 for normal monthly retainers and expenses incurred as of March 31, 2020 and $23,036 as of December 31, 2019. This amount was recorded in accrued liabilities – related party as of March 31, 2020 and December 31, 2019, respectively.

During 2018 and 2019, Daniel L. Hodges paid $29,120 of rent on behalf of Lextrum. This amount was recorded in accrued liabilities – related party as of March 31, 2020 and December 31, 2019.

On March 21, 2019, concurrent with the resignation of Kevin Hess, the Company’s former Chief Technology Officer, the Company and Cognitive Carbon Corporation (“CCC”), entered into an agreement pursuant to which CCC agreed to provide Chief Technology Officer services, sales and marketing services and outsourced software and platform development services which are to be provided personally by Kevin Hess or third-party development firms of his choosing for outsourced development. CCC will receive $19,750 per month for one year for the Chief Technology Officer services and potential bonuses and an amount up to $120,000 for outsourced software and platform development. Felicia Hess, the Company’s Chief Quality Officer, who is married to Kevin Hess, is the President and a director of CCC. CCC was owed $23,250 for normal monthly fees as of March 31, 2020 and $148,250 as of December 31, 2019. This amount was recorded in accrued liabilities – related party as of March 31, 2020 and December 31, 2019, respectively.

Notes Payable – Related Party

On August 5, 2019, Mr. Hodges and his wife, loaned DragonWave $200,000 at an interest rate of 5.0% per annum and a maturity date of December 31, 2019. Interest was payable monthly while the full principal balance was due at maturity. As of March 31, 2020 and December 31, 2019, $200,000 plus accrued interest was outstanding under the loan, and the loan was past due.

Mr. Hodges is also the founder, Chairman and Chief Executive Officer of TM Technologies, Inc. (“TM”). Mr. Hodges also controls TM by virtue of his ownership and control of a majority of the outstanding equity securities of TM. Mr. Brent Davies, who is on the Company’s Board of Directors and Audit Committee, is also CFO and a board member of TM.  During 2019, TM also performed engineering services on behalf of DragonWave.

In October 2017, TM loaned $250,000 to DragonWave. On October 31, 2019, this loan was increased to $1,292,953 at an interest rate of 5% per annum with a maturity date of August 31, 2020. This loan was partially used to simulate and test emplacement of the modulation technology within one of DragonWave’s Harmony line radios. Interest and principal are due at maturity. As of March 31, 2020 and December 31, 2019, $1,292,953 plus accrued interest was outstanding under this loan.

17. SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2020

As of March 31, 2020, the Company had 100,000,000 shares of preferred stock authorized for issuance, none of which were issued and outstanding and 300,000,000 shares of common stock authorized for issuance and 128,541,338 shares of common stock issued and outstanding.

Consulting Agreement

On January 31, 2020, the Company entered into an agreement with a consultant to its subsidiary, Lextrum, to amend a consulting agreement between the consultant and Lextrum to allow the consultant to elect to take from 50% to 100% of his compensation in the form of common stock of the Company. Common stock to be issued to the consultant will be paid on a quarterly basis. On March 12, 2020, the Company issued 165,095 shares of its common stock in satisfaction of $106,238 that was owed by Lextrum to the consultant for services previously rendered. The fair value on the issue date of the 165,095 shares was $193,161. The Company booked the difference between the fair value of the shares issued and the amount owed by Lextrum to the consultant as general and administrative expense in the Company’s condensed consolidated financial statements. To date, no additional shares of common stock have been issued pursuant to this agreement.

For the period January 10, 2019 (Inception) through March 31, 2019

As of March 31, 2019, ComSovereign Corp had 5,000,000 Preferred Series A shares authorized for issuance, 2,600,000 of which were issued and outstanding and 300,000,000 shares of common stock authorized for issuance, 27,970,000 of which were outstanding. All the Preferred Series A shares issued were for the acquisitions of VEO, InduraPower and Silver Bullet during fiscal 2019. On November 15, 2019, each Preferred Series A share was converted into one common share of ComSovereign. These shares ceased to exist when they were converted.

As of March 31, 2019, the Company had 100,000,000 shares of preferred stock authorized for issuance, none of which were issued and outstanding and 300,000,000 shares of common stock authorized for issuance and 27,656,121  shares of common stock issued and outstanding.

As of March 31, 2019, the Company had outstanding warrants to purchase an aggregate of 2,280,000 shares of common stock. Of those 2,280,000 warrants, 70,000 had an exercise price of $5.00 per share; 60,000 had an exercise price of $2.91 per share; 100,000 had an exercise price of $1.00 per share; and the remaining 2,050,000 had an exercise price of $0.50 per share.

Dividends

The Company did not pay dividends to holders of its common stock during the three months ended March 31, 2020. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. In addition, current or future loan agreements may restrict the Company’s ability to pay dividends. The Company does not anticipate declaring or paying any cash dividends on common stock in the foreseeable future.

18. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires companies to measure the cost of employee and non-employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee and non-employee is required to provide service in exchange for the award, usually the vesting period.

Share-based compensation for employees and non-employees is recorded in the Consolidated Statement of Operations as a component of general and administrative expense with a corresponding increase to additional paid-in capital in shareholders’ equity.

Stock Options

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

No options were granted during the three months ended March 31, 2020.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the period January 10, 2019 (inception) to March 31, 2019:

2019
Expected dividend yield	0%
Expected volatility	90%
Risk-free interest rate	2.40-2.47%
Expected life of options	4.0 years

The following table represents stock option activity for the three months ended March 31, 2020 and the period January 10, 2019 (Inception) to March 31, 2019:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	8,695,000	$0.63	1.34	$2,264,760
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or Expired	(3,630,000)	0.61	—	—
Outstanding – March 31, 2020	5,065,000	$0.65	1.94	$3,183,450
Exercisable – March 31, 2020	5,065,000	$0.65	1.94	$3,183,450

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – January 10, 2019	13,990,000	$0.61	3.15	$—
Granted	180,000	1.06	—	—
Exercised	—	—	—	—
Cancelled or Expired	—	—	—	—
Outstanding – March 31, 2019	14,170,000	$0.61	1.82	$6,359,500
Exercisable – March 31, 2019	13,710,000	$0.60	1.81	$6,345,500

For the three months ended March 31, 2020, there were no unvested stock options.

The Company did not record any share-based compensation expense for the three months ended March 31, 2020. Compensation expense related to stock options is recorded in share-based compensation expense in the Consolidated Statement of Operations. For the three months ended March 31, 2020 and the period January 10, 2019 (Inception) to March 31, 2019, there were no unrecognized compensation expense related to stock options.

Restricted Stock Awards

On March 25, 2019, ComSovereign’s Board of Directors granted an aggregate of 80,000 restricted stock awards (“RSAs”) to a non-employee for consulting services, of which 60,000 RSAs immediately vested and 20,000 RSAs vested upon the change in control of ComSovereign in connection with the ComSovereign Acquisition. The grant date fair value of these RSAs was $4.40 per share of common stock for a total value of $352,000. ComSovereign recognized the full $352,000 of stock compensation expense for the RSAs during the period January 10, 2019 (inception) to March 31, 2019.

For the three months ended March 31, 2020, the Company did not recognize any expense related to RSAs. For the period January 10, 2019 (Inception) through March 31, 2019, the Company  recognized $72,500  compensation expense related to RSAs. See Note 1 – Description of Business and Basis of Presentation for information about the shares issued in connection with the formation of ComSovereign.

See Note 23 – Subsequent Events for information related to the adoption of the 2020 Long-Term Incentive Plan.

19. WARRANTS

No warrants were granted during the three months ended March 31, 2020 and for the period January 10, 2019 (inception) to March 31, 2019.

The following table represents warrant activity for the three months ended March 31, 2020 and the period January 10, 2019 (Inception) to March 31, 2019:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	503,523	$0.95	1.96	$258,328
Exercisable – December 31, 2019	503,523	$0.95	1.96	$258,328
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	-	-	-	-
Outstanding – March 31, 2020	503,523	$0.95	1.72	$414,069
Exercisable – March 31, 2020	503,523	$0.95	1.72	$414,069

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – January 10, 2019	2,280,000	$0.72	3.44	$—
Exercisable – January 10, 2019	2,280,000	$0.72	3.44	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	—	—	—	—
Outstanding – March 31, 2019	2,280,000	$0.72	3.19	$1,132,500
Exercisable – March 31, 2019	2,280,000	$0.72	3.19	$1,132,500

20. INCOME TAXES

The Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act”) was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the Tax Cuts and Jobs Act (“TCJ Act”), and estimated tax payments. We do not currently expect the CARES Act to have a material impact on our financial results. We will continue to monitor and assess the impact of the CARES Act and similar legislation with respect to what impact they may have on our business and financial results.

The Company’s income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income (loss) from continuing operations before tax for the three months ended March 31, 2020 and the period January 10, 2019 (Inception) to March 31, 2019 due to the following:

	March 31, 2020		March 31, 2019
(Amounts in US$’s)	US$’s	Rates	US$’s	Rates
Income tax benefit at statutory federal income tax rate	$(1,475,300)	21.00%	$(243,591)	21.00%
State tax expense, net of federal benefit	(281,000)	4.00%	(46,398)	4.00%
Permanent items	400	(0.01)%	—	—
Valuation allowance	1,755,900	(24.99)%	—	—
Income tax expense (benefit)	—		$(289,990)	25.00%

To determine the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in various jurisdictions in which we are subject to tax. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. We recognize interest and penalties related to uncertain tax positions, if any, as an income tax expense. As of March 31, 2020, and December 31, 2019, we had not recorded any liabilities for uncertain tax positions. There were no discrete items for the quarter ended March 31, 2020.

We record valuation allowances to reduce our deferred tax asset to an amount that we believe is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the period in which those temporary differences become deductible. During the three months ended March 31, 2020, the Company recorded a change in the valuation allowance of $1,756,000 as compared to $0 for the three months ended March 31, 2019.

It is our policy to establish reserves based on management’s assessment of exposure for certain tax positions taken in previously filed tax returns that may become payable upon audit by taxing authorities. Our tax reserves are analysed quarterly, and adjustments are made as events occur that we believe warrant adjustments to those reserves. Management has not recorded any reserves for uncertain tax positions.

21. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Management does not believe that after the final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows, except as follows.

On January 17, 2020, Arrow Electronics, Inc. (“Arrow”) filed suit against DragonWave and the Company in the United States District Court for the District of Colorado, Case No. 1:20-cv-00149-NRN. Arrow alleged that in November and December 2018, DragonWave took delivery of merchandise from Arrow worth approximately $124,000 and ordered additional merchandise from Arrow worth approximately $520,000, but that DragonWave defaulted in December 2018 on its obligations to pay Arrow. Arrow further alleged that in November 2019, Arrow, DragonWave entered into a forbearance agreement acknowledging indebtedness to Arrow of approximately $124,000, plus an additional commitment to purchase inventory of $520,000 plus fees of $10,000, to be paid in certain installments. On June 12, 2020, Arrow and DragonWave entered into a settlement agreement whereby DragonWave is obligated to pay Arrow $503,500 on or before August 15, 2020, $125,000 for inventory received previously and $378,500 for additional inventory to be shipped after payment is received by Arrow from the Company.

On February 7, 2020, DragonWave agreed to repurchase inventory held by Tessco Technologies Incorporated (“Tessco”), one of DragonWave’s customers and note holders. Upon receipt of the inventory, which is valued at $121,482, DragonWave agreed to reimburse Tessco $56,766, representing the balance due after making the initial payment of $60,000. The return of inventory and payment to Tessco of $56,776 was required by February 28, 2020 but has not yet been made. On June 5, 2020, Tessco filed a complaint for confessed judgment against DragonWave in the Circuit Court for Baltimore, Maryland, Case No. 5539212, for approximately $60,000, which it claims is the reimbursement amount. The Company does not intend to oppose the entry of this judgment. As of March 31, 2020, the inventory has been received and cash payment made.

22. CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At March 31, 2020, accounts receivable from three customers comprised 71% of the Company’s total trade accounts receivable, and none of this balance had been characterized as uncollectible as of March 31, 2020.

23. SUBSEQUENT EVENTS

Corporate Acquisition

On July 6, 2020, the Company completed its acquisition (the “Acquisition”) of Virtual Network Communications Inc., a Virginia corporation (“VNC”), pursuant to an Agreement and Plan of Merger and Reorganization dated as of May 21, 2020 (the “Merger Agreement”), by and among the Company and its wholly-owned subsidiaries, CHC Merger Sub 7, Inc. and VNC Acquisition LLC, VNC and Mohan Tammisetti, solely in his capacity as the representative of the security holders of VNC.  VNC is an EDGE telecom access radio developer and provider of both 4G LTE/Advanced and 5G capable radio equipment. Additionally, VNC has virtualized and patented an entire LTE Advanced network core solution that the Company believes eliminates much of the costly backbone equipment of telecom networks. VNC also has developed and is currently selling a rapidly deployable network system that can be combined with the tethered aerostats and drones offered by the Company’s Drone Aviation subsidiary and enabled and operated in nearly any location in the world.

In connection with the Acquisition, the Company paid to the stockholders and certain other stakeholders of VNC (i) $1,785,139 in cash and (ii) 11,738,210 shares of the Company’s common stock, of which an aggregate of 4,000,000 shares is being held in an escrow fund for purposes of satisfying any post-closing indemnification claims of the former VNC security holders under the Merger Agreement. Pursuant to the Merger Agreement, the Company also issued to the holders of outstanding options and warrants of VNC, whether vested or unvested, in replacement of such options or warrants, options or warrants to purchase an aggregate of 4,261,790 shares of the Company’s common stock, all of which were fully vested. In addition, at the closing of the Acquisition, the Company paid approximately $1.142 million of outstanding payables of VNC.

Debt Agreements

In connection with the transactions contemplated by the Merger Agreement, on July 2, 2020, the Company sold an aggregate of 29 units (the “Units”) to accredited investors, including 19 Units to Dr. Dustin McIntire, the Company’s Chief Technology Officer, for a purchase price of $100,000 per Unit, or $2,900,000 in the aggregate. Each Unit consisted of a 9% Senior Convertible Debenture (the “July 9% Debentures”) of the Company in the principal amount of $100,000 and warrants (the “July Warrants”) to purchase 10,000 shares of the Company’s common stock. The July 9% Debentures bear interest at the rate of 9% per annum, mature on September 30, 2020 and are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to adjustment. The July Warrants are exercisable to purchase shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment, and expire on the earlier of (i) December 31, 2022 or (ii) the second anniversary of the Company’s consummation of a public offering of its common stock in connection with an up-listing of its common stock to a national securities exchange. The proceeds from the sale of the Units were applied to the cash consideration the Company paid in the Acquisition and related expenses.

On April 29, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an investor, pursuant to which the Company sold to the investor $571,428 aggregate principal amount of 12.5% OID convertible promissory notes (the “OID Notes”) and warrants (the “April Warrants”) to purchase up to 317,460 shares of the Company’s common stock in two tranches. On April, 29, 2020, the Company issued and sold to the investor an OID Note in the principal amount of $285,714 and April Warrants to purchase 158,730 shares of common stock for proceeds of $250,000 (representing an original issue discount of 12.5%). On July 7, 2020, the Company sold to the investor an additional OID Note in the principal amount of $285,714 and April Warrants to purchase an additional 158,730 shares of common stock for proceeds of $250,000 (representing an original issue discount of 12.5%).

The OID Notes mature on January 29, 2021. However, the Company has the right to redeem all or a portion of the OID Notes on ten days prior written notice, during which time the holder of the OID Notes may convert the principal amount and all accrued interest on the OID Notes into shares of common stock as discussed below. The holder of the OID Notes also has the right to demand prepayment of the OID Notes if the Company consummates an offering of its equity securities in which it receives gross proceeds of at least $3,500,000.

The OID Notes bear interest at the rate of 12.5% per annum and are convertible into shares of the Company’s common stock at a conversion price equal to $0.90 per share or, upon the occurrence and during the continuance of an Event of Default (as defined in the OID Notes), if lower, at a conversion price equal to 65% of the lowest daily volume weighted average price (VWAP) of the common stock during the 20 consecutive trading days immediately preceding the applicable conversion date. However, the holder of the OID Notes will not have the right to convert any portion of the OID Notes if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion and under no circumstances may convert the OID Notes if the investor, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the common stock outstanding immediately after giving effect to its conversion.

The April Warrants are exercisable to purchase shares of common stock for a purchase price of $0.99 per share, subject to adjustment, at any time on or prior to April 29, 2025, and may be exercised on a cashless basis if the shares of common stock underlying the April Warrants are not then registered under the Securities Act of 1933, as amended.

In connection with this transaction, the Company paid to a placement agent a cash fee equal to 10% of the gross proceeds received by the Company from the investor in this transaction, as well as a one-time expense fee of $2,500 for aggregate out-of-pocket expenses incurred collectively in this transaction. In addition, the Company granted to the placement agent five-year warrants, substantially in the form of the April Warrants, to purchase an aggregate of 55,556 shares of common stock at an exercise price of $1.10 per share.

On May 29, 2020, DragonWave entered into a promissory note in the principal amount of $290,000 with an original issue discount of $40,000 for proceeds of $250,000. The note matures on September 30, 2020 and will bear an interest rate of 12% per annum on any principal balance not paid from the maturity date until paid in full. The promissory note is guaranteed by the Company and Mr. Hodges.

On July 2, 2020, the Company borrowed $100,000 from an accredited investor and issued to such investor a promissory note evidencing such loan that bears interest at the rate of 15% per annum and matures on September 30, 2020.  As additional consideration for such loan, the Company issued to such investor 25,000 shares of common stock.

On July 17, 2020, the Company borrowed $200,000 from an accredited investor and issued to such investor a promissory note evidencing such loan that bears interest at the rate of 15% per annum and matures on October 13, 2020.  As additional consideration for such loan, the Company issued to such investor 40,000 shares of common stock.

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

A total of 10,000,000 shares of the Company’s common stock are authorized for issuance with respect to awards granted under the 2020 Plan. Any shares subject to awards that are not paid, delivered or exercised before they expire or are cancelled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2020 Plan. As of August 10, 2020, no stock grants had been issued under the 2020 Plan, and 10,000,000 shares authorized under the 2020 Plan remained available for award purposes.

The 2020 Plan will terminate on May 1, 2030. The maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2020 Plan is ten years after the initial date of the award.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this Quarterly Report to “Company, “we”, “us” and “our” refer to the ComSovereign Holding Corp. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations,” contains “forward-looking statements” that represent our beliefs, projections and predictions about future events. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Readers should carefully review the risk factors included under “Item 1A. Risk Factors” of our fiscal 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2020.

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2020 and 2019 Results

The following MD&A is intended to help readers understand the results of our operations and financial condition and is provided as a supplement to, and should be read in conjunction with our Unaudited Consolidated Financial Statements and the related notes (“Notes”) in Part 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2020 compared to the period January 10, 2019 (Inception) to March 31, 2019 unless otherwise indicated.

Business Overview

We are a provider of technologically-advanced telecom solutions to network operators, mobile device carriers, governmental units and other enterprises worldwide. We have assembled a portfolio and partnership of communications, power and niche technologies, capabilities and products that enable the upgrading of latent 3G networks to 4G and 4G-LTE networks and will facilitate the rapid rollout of the 5G and “next-Generation” (“nG”) networks of the future. We focus on special capabilities, including signal modulations, antennae, software, hardware and firmware technologies that enable increasingly efficient data transmission across the radio-frequency spectrum. Our product solutions are complemented by a broad array of services including technical support, systems design and integration and sophisticated research and development programs while compete globally on the basis of our innovative technology, broad product offerings, high-quality and cost-effective customer solutions, as well as the scale of our global customer base and distribution, our primary focus is on the North American telecom and infrastructure and service market. We believe we are in a unique position to rapidly increase our near-term domestic sales as we are among the few U.S.-based providers of telecommunications equipment and services.

ComSovereign Acquisition

On November 27, 2019, we completed the acquisition ( the “ComSovereign Acquisition”) of ComSovereign Corp, a Delaware corporation (“ComSovereign”), in a stock-for-stock transaction with a total purchase price of approximately $75 million. The ComSovereign Acquisition was treated as a reverse merger for accounting purposes under U.S. GAAP with ComSovereign as the accounting acquirer and our company as the accounting acquiree. As a result, our condensed consolidated financial statements included in this Quarterly Report are those of ComSovereign for the period January 10, 2019 (inception) to March 31, 2019 and those of our company for the three-month period ended March 31, 2020. The operations of our pre-acquisition business, which consisted primarily of the operations of Drone Aviation, are included in our consolidated operating results only for the three-month period ended March 31, 2020.

Our Operating Units

Through a series of acquisitions, we and our operating subsidiaries have expanded our service offerings and geographic reach over the past two years. Our company is comprised of the following principal operating units:

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

●

Virtual NetCom LLC. Virtual NetCom LLC (“VNC”) is a Virginia-based EDGE telecom access radio developer and provider of both 4G LTE/Advanced and 5G capable radio equipment. Additionally, VNC has virtualized and patented an entire LTE Advanced network core solution that we believe eliminates much of the costly backbone equipment of telecom networks. VNC also has developed and is currently selling a rapidly-deployable network system that can be combined with the tethered aerostats and drones offered by our Drone Aviation subsidiary and enabled and operated in nearly any location in the world. We acquired VNC in July 2020.

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

●

VEO (“VEO”), based in San Diego, California, is a research and development company innovating Silicon Photonics (SiP) technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment. ComSovereign acquired VEO in January 2019.

●	Sovereign Plastic LLC. Sovereign Plastic LLC (“Sovereign Plastic”), based in Colorado Springs, Colorado, operates as the material, component manufacturing and supply chain source for all of our subsidiaries, and also provides plastic and metal components to third-party manufacturers. Its ability to rapidly prototype new product offerings and machine moldings, metals and plastic castings has reduced the production cycle for many of our components from months to days. We acquired Sovereign Plastic in March 2020

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

We expect our total revenues for the year ending December 31, 2020 to materially exceed those of fiscal 2019 for the following reasons:

●	ComSovereign experienced working capital shortages during fiscal 2019 due in part to preparatory actions, including manufacturing line readiness and subsidiary integration actions, which impeded the ability of DragonWave to have products manufactured and shipped during the period. As of March 31, 2020, we had a backlog of orders for our mobile network backhaul products in the amount of $278,776 with the majority of the products shipped in the second quarter of 2020.

●	Our fiscal 2019 revenues did not include the 2019 revenues of Drone Aviation prior to November 27, 2019. In 2020, we will include all of the revenues of Drone Aviation in our consolidated results of operations.

●	During fiscal 2019, we received only nominal revenues from the sale of prototype intelligent battery back-up power solutions. In 2020, we expect to commence commercial production of our intelligent batteries for the telecom, aerospace and transportation industries, which we expect will significantly increase our revenues from the sale of those products.

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

Operating Expenses

We classify our operating expense as research and development, sales and marketing, and general and administrative. Personnel costs are the primary component of each of these operating expense categories, which consist of cash-based personnel costs, such as salaries, sales commissions, benefits and bonuses. Additionally, we separate depreciation and amortization into its own category.

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

Share-Based Compensation

Share-based compensation consists of expense related to the issuance of common stock, which can be in many forms, such as incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including performance-based awards under our long-term incentive plans or outside of such plans. The expense related to any stock grant will vary depending upon the number of shares of common stock to be issued, the fair value of the common stock on the date of grant and the vesting period.

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

Provision for Income Taxes

On our condensed consolidated financial statements, a tax benefit of $289,990 was reported for the period January 10, 2019 (inception) to March 31, 2019, but no tax benefit has been reported for the three months ended March 31, 2020, as the potential tax benefit is offset by a valuation allowance of the same amount. We have recorded a 100% valuation allowance against net deferred tax assets due to the uncertainty of their ultimate realization. Management assesses our deferred tax assets in each reporting period, and if it is determined that it is not more likely than not to be realized, we will record a change in our valuation allowance in that period.

Results of Operations

(Amounts in US$’s, except share data)	For the Three Months Ended March 31, 2020	January 10, 2019 (Inception) to March 31, 2019
Revenue	$2,485,204	$16,914
Cost of Goods Sold	1,060,908	6,938
Gross Profit	1,424,296	9,976

Operating Expenses
Research and development	288,473	311
Sales and marketing	14,054	2,159
General and administrative	4,433,443	803,711
Depreciation and amortization	2,832,152	233,228
Total Operating Expenses	7,568,122	1,039,409
Net Operating Loss	(6,143,826)	(1,029,433)
Other Income (Expenses)
Loss on investment	(24)	—
Foreign currency transaction gain	90,818	—
Interest expense	(973,169)	(31,234)
Other income	663	—
Total Other Expenses	(881,712)	(31,234)
Net Loss Before Income Taxes	(7,025,538)	(1,060,667)
Deferred Tax Benefit	—	289,990
Net Loss	$(7,025,538)	$(770,677)
Basic and Diluted Loss Per Share	(0.05)	(0.03)

Three Months Ended March 31, 2020 compared to the period January 10, 2019 (Inception) to March 31, 2019

From the date of its incorporation (January 10, 2019) until the date of its first acquisition, as described above, ComSovereign had no business operations. ComSovereign’s entire activity after its inception date through the date of consummation of the ComSovereign Acquisition was limited to the evaluation of and consummation of business acquisition transactions as well as preparatory actions, including manufacturing line readiness and subsidiary integration actions, which impeded the ability of DragonWave to have products manufactured and shipped during the period. For the period January 10, 2019 (inception) to March 31, 2019, ComSovereign generated only nominal revenues.

Total Revenues

For the three months ended March 31, 2020, total revenues were $2,485,204 which were derived primarily from mobile network backhaul products and to a lesser extent, from the sale of our aerostat products and accessories after November 27, 2019, the date of the ComSovereign Acquisition, and from the test-market sale of certain high-performance after-market models of our intelligent batteries.

For the period January 10, 2019 (inception) to March 31, 2019, total revenues were $16,914, which were derived primarily from consulting fees earned by our Silver Bullet subsidiary.

Cost of Goods Sold and Gross Profit

For the three months ended March 31, 2020, cost of goods sold were $1,060,908, which primarily consisted of the payment to our contact manufacturer for the production of our mobile network backhaul products and the materials, parts and labor associated with the manufacturing of our aerostat products and accessories and our intelligent batteries. Gross profit for the three months ended March 31, 2020 was $1,424,296 with a gross profit margin of 57% for the same period.

For the period January 10, 2019 (inception) to March 31, 2019, cost of goods sold were $6,938, which primarily consisted of the payment to our contact manufacturer for the production of our mobile network backhaul products and the materials, parts and labor associated with the manufacturing of our intelligent batteries. Gross profit for the period January 10, 2019 (inception) to March 31, 2019 was $9,976 with a gross profit margin of 59% for the same period.

Research and Development Expense

For the three months ended March 31, 2020, research and development expenses were $288,473, which primarily consisted of payroll and related costs.

For the period January 10, 2019 (inception) to March 31, 2019, research and development expense was $311 which primarily consisted of payroll and related costs.

Sales and Marketing Expense

For the three months ended March 31, 2020, sales and marketing expenses were $14,054, which primarily consisted of payroll and related costs.

For the period January 10, 2019 (inception) to March 31, 2019, sales and marketing expense was $2,159 which primarily consisted of payroll and related costs.

General and Administrative Expenses

For the three months ended March 31, 2020, general and administrative expenses were $4,433,443, which primarily consisted of payroll and related costs of $1,909,098, business overhead costs of $1,405,080, rent of $219,393 and travel of $78,022.

For the period January 10, 2019 (inception) to March 31, 2019, general and administrative expenses were $803,711, which primarily consisted of payroll and related costs of $67,719, share-based compensation of $352,000, professional fees of $365,547 and business overhead costs of $25,394.

Depreciation and Amortization

For the three months ended March 31, 2020, depreciation and amortization were $2,832,152, which primarily included $2,608,171 of amortization on definite-lived intangible assets as well as $223,981 of depreciation on test equipment, research and development equipment, computer hardware, production fixtures and leasehold improvements.

For the period January 10, 2019 (inception) to March 31, 2019, depreciation and amortization were $233,228, which primarily included $216,088 of amortization on definite-lived intangible assets as well as $17,140 of depreciation on test equipment, research and development equipment, computer hardware, production fixtures and leasehold improvements.

Other Income and Expenses

For the three months ended March 31, 2020, total other expenses were $881,712, which primarily consisted of $973,169 of interest expense and amortized discounts on our outstanding debt and a $24 loss on our investments, which was partially offset by a $90,818 gain on foreign exchange transactions and a $663 proceeds from the disposal of property and equipment.

For the period January 10, 2019 (inception) to March 31, 2019, total other expenses were $31,234, which consisted of $31,234 of interest expense.

Provision for Income Taxes

For the three months ended March 31, 2020, there was no provision for income taxes due to an increase in the valuation allowance of $1,756,000 recorded on the total tax provision, because we believe that it is more likely than not that the tax asset will not be utilized during the next year.

Net Loss

For the three months ended March 31, 2020, we had a net loss of $7,025,538 related to the items described above.

For the period January 10, 2019 (Inception) to March 31, 2019, we had net loss of $770,677 related to the items described above.

Going Concern

The accompanying unaudited consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the three months ended March 31, 2020, we generated negative cash flows from operations of $490,252 and had an accumulated deficit of $34,570,793 and negative working capital of $12,474,438.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund growth initiatives. We intend to position ourselves so that we will be able to raise additional funds through the capital markets and secure lines of credit. We anticipate an approximately $13,000,000 offering of equity securities in the third quarter of 2020.

Our fiscal operating results, accumulated deficit, and negative working capital, among other factors, raise substantial doubt about our ability to continue as a going concern. However, we believe the fundraising actions outlined above, and our future operating cash flows, will enable us to meet our liquidity requirements through June 2021. There can be no assurance that we will be successful in any capital-raising efforts that we may undertake, and our failure to raise additional capital could adversely affect our future operations and viability.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2020, we had $752,113 in cash compared to $812,452 at December 31, 2019, a decrease of $60,339. As of March 31, 2020, we had $1,812,629 in accounts receivable compared to $2,168,659 at December 31, 2019, a decrease of $356,030 resulting from increased collections in the first three months of 2020.

As of March 31, 2020, we had total current assets of $7,954,759 and total current liabilities of $20,429,197, or negative working capital of $12,474,438, compared to total current assets of $8,665,369 and total current liabilities of $15,142,599, or negative working capital of $6,477,230 at December 31, 2019. This is a decline of more than $5,997,208 over the working capital balance at the end of 2019.

On or prior to June 30, 2021, we have undiscounted obligations relating to the payment of indebtedness as follows:

●	$788,709 related to secured notes payable that are past due;

●	$800,100 related to notes payable that are past due;

●	$100,000 related to senior convertible debentures that are past due;

●	$1,549,036 related to notes payable that is due in the second quarter of 2020

●	$7,935,005 related to notes payable that are due in the third quarter of 2020; and

●	$1,042,857 related to notes payable that are due in the fourth quarter of 2020.

We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to June 30, 2021 from earnings from operations, including, in particular, DragonWave, which was acquired in April 2019, and VNC, which was acquired in July 2020, and possibly from the proceeds of additional indebtedness or equity raises. If we are not successful in obtaining additional financing when required, we expect that we will be able to renegotiate and extend certain of our notes payable as required to enable us to meet our debt obligations as they become due, although there can be no assurance that we will be able to do so.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. We have been investing in research and development in anticipation of increasing revenue opportunities in our cellular network solutions business, which has contributed to our losses from operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through June 30, 2021, including the reduction of certain general and administrative expenses such as travel, facilities cost and downsizing. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches the then-current revenue and expense levels. We also are evaluating other measures to further improve our liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party and third-party debt by converting such debt into common shares. In April 2020, we entered into agreements with certain debt holders to extend the maturity dates on such debt. We are currently in discussions with potential investors regarding the sale of our equity securities to enhance our liquidity position. Our management believes that these actions will enable us to meet our liquidity requirements through June 30, 2021. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during the next 12 months.

We plan to generate positive cash flow from our recently completed acquisitions to address some of our liquidity concerns. However, to execute our business plan, service our existing indebtedness, finance our proposed acquisitions and implement our business strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form.

We had no capital expenditures during the three-month period ended March 31, 2020. We expect our capital expenditures for next 12 months will be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Line of Credit and Debt Agreements

Summary information with respect to our debt agreements or other credit facilities is set forth in Notes 15 and 23 of the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report.

Sources and Uses of Cash

(Amounts in US$’s)	For the Three Months Ended March 31, 2020	January 10, 2019 (Inception) to March 31, 2019
Cash flows (used in) provided by operating activities	$(490,252)	$34,295
Cash flows (used in) provided by investing activities	(253,110)	347,342
Cash flows (used in) provided by financing activities	681,339	(10,232)
Net increase in cash and cash equivalents	(60,339)	$371,405

Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities was $490,252. Net cash used in operating activities primarily consisted of the net operating loss of $7,025,538 and gain on the sale of fixed assets of $663, which was partially offset by depreciation and amortization of $2,832,152, amortized discounts and debt issuance costs on our outstanding debt of $633,751 and right-of-use asset amortization of $90,200. Additionally, working capital changes provided $3,118,722 in cash during the period.

For the period January 10, 2019 (inception) to March 31, 2019, cash provided by operating activities was $34,295. Net cash provided by operating activities primarily consisted of the net operating loss of $770,677, which was partially offset by depreciation and amortization of $233,228, right-of-use asset amortization of $8,782 and $352,000 of shares issued for restricted stock awards. Additionally, working capital changes provided $210,962 in cash during the period.

Investing Activities

For the three months ended March 31, 2020, net cash used in investing activities was $253,110 Investing activities primarily consisted of acquisition of the net assets of Fast Plastic Parts, LLC for the purchase price of $829,347, representing cash paid on the closing date of $253,773 and short-term debt incurred to the sellers of $575,574, which was partially offset by proceeds from the disposal of property and equipment of $663.

For the period January 10, 2019 (inception) to March 31, 2019, net cash provided by investing activities was $347,342. Investing activities primarily consisted of cash from the ComSovereign’s acquisitions of Silver Bullet Technology, Inc., InduraPower, Inc. and VEO, Inc.

Financing Activities

For the three months ended March 31, 2020, financing activities provided cash of $681,339. Financing activities primarily consisted of $3,047,971 of proceeds from the issuance of debt, which was offset by the repayment of $2,365,787 of debt and $845 principal payment on finance leases.

For the period January 10, 2019 (inception) to March 31, 2019, cash used in financing activities was 10,232. Financing activities primarily consisted of repayment of debt.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for smaller reporting companies.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. This term refers to the controls and procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, management has identified the following material weaknesses in our disclosure controls and procedures:

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

Our remediation of the material weaknesses in our internal control over financial reporting is ongoing.

(b) Changes in Internal Control Over Financial Reporting.

There has been no changes in our internal control over financial reporting as of and for the three months ended March 31, 2020, as compared to the internal control over financial reporting weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors

Not required under Regulation S-K for smaller reporting companies.

Item 2. Unregistered Securities Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the last two years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

On July 2, 2020, as partial consideration for a loan we received from an accredited investor, we issued 25,000 shares of our common stock. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

On July 17, 2020, as partial consideration for a loan we received from an accredited investor, we issued 40,000 shares of our common stock. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

Item 3. Default Upon Senior Securities Sales of Equity Securities and Use of Proceeds

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ComSovereign Holding Corp.

Date: August 10, 2020	/s/ Daniel L. Hodges
Daniel L. Hodges
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	/s/ Brian Mihelich
Brian Mihelich
Chief Financial Officer
(Principal Financial Officer)