Form 10-Q
period 2020-06-30
ComSovereign Holding Corp.
filed 2020-08-24
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 14, 2020, there were 140,802,285 shares of registrant’s common stock outstanding.

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020, the three months ended June 30, 2019 and the period January 10, 2019 (inception date) to June 30, 2019.	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020, three months ended June 30, 2019 and the period January 10, 2019 (inception date) to June 30, 2019.	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and the period January 10, 2019 (inception date) to June 30, 2019.	5
	Notes to the Interim Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4	Controls and Procedures	46

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Default Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48
	Signatures	49

i

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

(Amounts in US$’s, except share data)	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current Assets
Cash	$368,685	$812,452
Accounts receivable, net	1,741,018	2,168,659
Receivables – related party	1,595	1,595
Inventory, net	4,607,419	4,671,396
Notes receivable - VNC	251,042	—
Prepaid expenses	405,052	916,729
Other current assets	55,415	94,538
Total Current Assets	7,430,226	8,665,369
Property and equipment, net	2,452,145	1,458,106
Operating lease right-of-use assets	2,878,467	2,199,682
Finance lease right-of-use-assets	50,582	—
Intangible assets, net	46,551,588	51,277,482
Goodwill	56,386,795	56,386,796
Total Assets	$115,749,802	$119,987,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,599,561	$2,245,704
Accrued interest	863,615	306,445
Accrued liabilities	2,349,665	1,383,008
Accrued liabilities – related party	392,547	461,254
Accrued payroll	1,838,393	1,050,703
Contract liabilities, current	219,549	149,923
Accrued warranty liability	191,447	195,138
Operating lease liabilities, current	586,048	467,979
Finance lease liabilities, current	28,580	—
Line of credit	—	2,000,000
Notes payable – related party	1,492,953	1,492,953
Current portion of long-term debt, net of unamortized discounts and debt issuance costs	11,886,502	5,389,492
Total Current Liabilities	24,448,860	15,142,599
Contract liabilities – long term	131,567	152,892
Operating lease liabilities – long term	2,385,625	1,744,569
Finance lease liabilities – long term	21,578	—
Total Liabilities	26,987,631	17,040,060
COMMITMENTS AND CONTINGENCIES (Note 21)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 128,846,064 and 128,326,243 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	12,885	12,833
Additional paid-in capital	130,957,464	130,553,180
Accumulated deficit	(42,136,478)	(27,545,255)
Accumulated other comprehensive loss	(21,699)	(23,383)
Treasury stock, at cost, 100,000 shares as of June 30, 2020 and December 31, 2019, respectively	(50,000)	(50,000)
Total Stockholders’ Equity	88,762,172	102,947,375
Total Liabilities and Stockholders’ Equity	$115,749,802	$119,987,435

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	January 10, 2019 (Inception) to June 30,
(Amounts in US$’s, except share data)	2020	2019	2020	2019
Revenue	$3,010,093	$985,997	$5,495,297	$1,002,911
Cost of Goods Sold	1,552,724	881,332	2,613,632	888,270
Gross Profit	1,457,369	104,665	2,881,665	114,641

Operating Expenses
Research and development (1)	413,012	60,653	701,485	60,964
Sales and marketing (1)	15,571	1,656	29,625	3,815
General and administrative (1)	4,246,748	3,589,224	8,680,321	4,392,935
Depreciation and amortization	2,912,912	2,244,991	5,745,063	2,478,219
Total Operating Expenses	7,588,243	5,896,524	15,156,494	6,935,933
Net Operating Loss	(6,130,874)	(5,791,859)	(12,274,829)	(6,821,292)
Other Income (Expense)
Loss on investment	—	—	(24)	—
Foreign currency transaction (gain)/loss	(51,030)	242,226	39,788	242,226
Interest expense	(1,383,781)	(331,368)	(2,356,821)	(362,602)
Gain on the sale of assets	—	197,089	663	197,089
Total Other Expenses	(1,434,811)	107,947	(2,316,394)	76,713
Net Loss Before Income Taxes	(7,565,685)	(5,683,912)	(14,591,223)	(6,744,579)
Deferred Tax Benefit	—	1,396,155	—	1,686,145
Net Loss	$(7,565,685)	$(4,287,757)	$(14,591,223)	$(5,058,434)
Loss per common share:
Basic	$(0.06)	$(0.15)	$(0.11)	$(0.14)
Diluted	$(0.06)	$(0.15)	$(0.11)	$(0.14)
Weighted-average shares outstanding:
Basic	128,658,540	28,065,385	128,570,426	36,463,393
Diluted	128,658,540	28,065,385	128,570,426	36,463,393

(1)	These are exclusive of depreciation and amortization

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

 COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	January 10, 2019 (Inception) to June 30,
(Amounts in US$’s)	2020	2019	2020	2019
Net Loss	$(7,565,685)	$(4,287,757)	$(14,591,223)	$(5,058,434)
Other Comprehensive Loss:
Foreign currency translation adjustment	----	—	(21,699)	—
Total Comprehensive Loss	$(7,565,685)	$(4,287,757)	$(14,612,922)	$(5,058,434)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2020 and For the Three Months Ended June 30, 2019 and for the period January 10, 2019 (Inception) to June 30, 2019

(Amounts in US$’s, except	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
share data)	Shares	Amount	Shares	Amount	Capital	Loss	Shares	Deficit	Equity
December 31, 2019	—	$—	128,326,243	$12,833	$130,553,180	$(23,383)	$(50,000)	$(27,545,255)	$102,947,375
Issuance of common stock for settlement of accounts payable	—	—	165,095	17	193,143	—	—	—	193,160
Issuance of common stock for debt issue costs	—	—	50,000	5	56,995	—	—	—	57,000
Foreign currency translation adjustment	—	—	—	—		1,684	—	—	1,684
Net loss	—	—	—	—	—	—	—	(7,025,538)	(7,025,538)
March 31, 2020	—	$—	128,541,338	$12,855	$130,803,318	$(21,699)	$(50,000)	$(34,570,793)	$96,173,681
Issuance of common stock for exercise of warrants	—	—	283,530	28	2,807	—	—	—	2,835
Issuance of common stock for payment of accrued interest	—	—	21,196	2	38,362	—	—	—	38,364
Warrants issued in conjunction with debt agreements	—	—	—	—	44,323	—	—	—	44,323
Beneficial conversion feature	—	—	—	—	68,654	—	—	—	68,654
Net loss	—	—	—	—	—	—	—	(7,565,685)	(7,565,685)
June 30, 2020	—	$—	128,846,064	$12,885	$130,957,464	$(21,699)	$(50,000)	$(42,136,478)	$88,762,172

(Amounts in US$’s, except	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
share data)	Shares	Amount	Shares	Amount	Capital	Loss	Shares	Deficit	Equity
January 10, 2019 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of founder shares at inception	—	—	27,890,000	2,789		—	—	—	2,789
Issuance of preferred stock for VEO, Inc. acquisition	1,500,000	150	—	—	13,214,850	—	—	—	13,215,000
Issuance of preferred stock for InduraPower, Inc. acquisition	800,000	80	—	—	7,047,920	—	—	—	7,048,000
Issuance of preferred stock for Silver Bullet Technology, Inc. acquisition	300,000	30	—	—	2,642,970	—	—	—	2,643,000
Common stock issued as restricted stock awards	—	—	80,000	8	351,992	—	—	—	352,000
Net loss	—	—	—	—	—	—	—	(770,677)	(770,677)
March 31, 2019	2,600,000	$260	27,970,000	$2,797	$23,257,732	$—	$—	$(770,677)	$22,490,112
Issuance of common stock for DragonWave-X LLC and Lextrum, Inc. acquisition	—	—	13,237,149	1,324	58,242,131	—	—	—	58,243,455
Foreign currency translation adjustment	—	—	—	—	—	(21,699)	—	—	(21,699)
Net loss	—	—	—	—	—	—	—	(4,287,757)	(4,287,757)
June 30, 2019	2,600,000	$260	41,207,149	$4,121	$81,499,863	$(21,699)	$—	$(5,058,434)	$76,424,111

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Amounts in US$’s)	For the Six Months Ended June 30, 2020	January 10, 2019 (Inception) to June 30, 2019
Cash flows from operating activities:
Net loss	$(14,591,223)	$(5,058,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	518,944	107,223
Amortization	5,226,119	2,370,996
Amortization of operating right-of-use asset	267,835	27,676
Gain on the sale of assets	(663)	(197,789)
Stock based compensation	—	351,992
Amortization of debt discounts and debt issuance costs	1,210,047	—
Other, net	(18,927)	26,285
Changes in assets and liabilities:
Accounts receivable	427,641	520,209
Inventory	232,083	87,109
Prepaids	578,252	(515,214)
Other current assets	39,123	(1,352,985)
Accounts payable	2,534,517	(1,227,720)
Accrued liabilities	966,657	1,250,177
Accrued interest	542,101	854,524
Deferred revenue	—	(12,837)
Operating lease liabilities	(150,320)	29,227
Advances from related party	(68,707)	1,111,863
Other current liabilities	853,625	75,328
Net cash (used in) operating activities	(1,432,896)	(1,552,370)
Cash flows from investing activities:
Acquisition of net assets	(253,773)	—
Sale of property and equipment	---	396,395
Cash acquired in acquisitions	—	1,629,519
Purchases of property and equipment	(34,065)	—
Note Receivable for Acquisition	(250,000)	—
Proceeds from disposal of property and equipment	663	—
Net cash (used in) provided by investing activities	(537,175)	2,025,914
Cash flows from financing activities:
Principal payment on finance lease	(3,413)	—
Debt issuance costs	(48,500)	—
Proceeds from issuance of debt	4,079,548	—
Repayment of debt	(2,501,331)	7,692
Net cash provided by financing activities	1,526,304	7,692
Net (decrease)/increase in cash and cash equivalents	(443,767)	481,236
Cash and cash equivalents, beginning of period	812,452	—
Cash and cash equivalents, end of period	$368,685	$481,236

Supplemental disclosures of cash flow information:
Cash paid during the period:
Taxes	$—	$—
Interest	351,956	—
Non-cash investing and financing activities:
Issuance of preferred stock for VEO, Inc. acquisition	—	13,215,000
Issuance of preferred stock for InduraPower, Inc. acquisition	—	7,048,000
Issuance of preferred stock for Silver Bullet Technology, Inc. acquisition	—	2,643,000
Issuance of common stock for Lextrum, Inc. acquisition	—	16,162,064
Issuance of common stock for DragonWave-X LLC acquisition	—	42,081,392
Recognition of operating right-of-use asset and liability	—	517,208
Recognition of operating right-of-use asset and liability rent abatement	101,438	—
Debt incurred to sellers for Fast Plastics Parts LLC and Spring Creek Manufacturing, Inc. acquisition	575,574	—
Issuance of founder shares at inception	—	2,789
Common stock issued for payment of accounts payable	193,160	—
Common stock issued as debt issuance costs	211,176	—

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

COMSovereign Holding Corp., formerly known as Drone Aviation Holding Corp. (the Company), provides technologically-advanced telecom solutions to network operators, mobile device carriers, governmental units and other enterprises worldwide. The Company has assembled a portfolio of communications, power and niche technologies, capabilities and products that enable the upgrading of latent 3G networks to 4G and 4G-LTE networks and will facilitate the rapid rollout of the 5G and “next-Generation” (“nG”) networks of the future. The Company focuses on special capabilities, including signal modulations, antennae, software, hardware, and firmware technologies that enable increasingly efficient data transmission across the radio-frequency spectrum. The Company’s product solutions are complemented by a broad array of services including technical support, systems design and integration, and sophisticated research and development programs. Since the Company’s business operations are in this early stages and the Company has a limited operating history as a consolidated company, the Company may be susceptible to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises as outlined in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. While the Company competes globally on the basis of its innovative technology, broad product offerings, high-quality and cost-effective customer solutions, as well as the scale of its global customer base and distribution, the Company’s primary focus is on the North American telecom infrastructure and service market. The Company believes it is in a unique position to rapidly increase its near-term domestic sales as it is among the few U.S.-based providers of telecommunications equipment and services.

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

On November 27, 2019, the Company completed the acquisition (the “ComSovereign Acquisition”) of ComSovereign Corp., a Delaware corporation (“ComSovereign”) in a stock-for-stock transaction with a total purchase price of approximately $75 million. The ComSovereign Acquisition was treated as a reverse merger for accounting purposes under U.S. GAAP with ComSovereign as the accounting acquirer and the Company as the accounting acquiree. As a result, our condensed consolidated financial statements included in this Quarterly Report are those of ComSovereign for the three months ended June 30, 2019 and the period January 10, 2019 (Inception) to June 30, 2019 and those of the Company for the three-and six-month periods ended June 30, 2020. The operations of our pre-acquisition business, which consisted primarily of the operations of Drone Aviation, are included in our consolidated operating results only for the three-and six-month periods ended June 30, 2020.

ComSovereign was incorporated in the state of Delaware on January 10, 2019 and commenced operations through a series of acquisitions.

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

On March 6, 2020, the Company’s newly-formed subsidiary, Sovereign Plastics LLC (“Sovereign Plastics”), acquired substantially all of the assets of a Colorado Springs, Colorado-based manufacturer of Plastics and metal components to third-party manufacturers. The Company acquired its Sovereign Plastics business to increase its operating margins by reducing the manufacturing and production costs of its telecom products. Sovereign Plastics will also primarily operate as the material, component manufacturing and supply chain source for all of the Company’s subsidiaries. The Company does not expect the revenues of Sovereign Plastics from sales to third parties to be material in the future.

Each of the Company’s subsidiaries was acquired to address a different opportunity or segment within the North American telecom infrastructure and service market.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Security and Exchange Commission (SEC) for interim financial information. As a result, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial positions, results of operations and cash flows for such periods. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the Company’s results of operations, financial position or cash flows that may be expected for the full fiscal year or future operating periods. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The unaudited consolidated financial statements as of, and for the three- and six-month periods ended June 30, 2020 include the accounts of the Company and its wholly-owned subsidiaries: Drone AFS Corp., Lighter Than Air Systems Corp., DragonWave, Lextrum, Silver Bullet, VEO, InduraPower and Sovereign Plastics. All intercompany transactions and accounts have been eliminated.

Reclassifications

Certain immaterial December 31, 2019 amounts have been reclassified to be consistent with the current period presentation.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the three months ended June 30, 2020, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

3. GOING CONCERN

U.S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying unaudited consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2020, the Company generated negative cash flows from operations of $1,432,896 and had an accumulated deficit of $42,136,478 and negative working capital of $16,730,537.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets and secure lines of credit. The Company anticipates an approximate $15,000,000 offering of equity securities in the third quarter of 2020. The Company’s fiscal operating results, accumulated deficit, and negative working capital, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. Nevertheless, the Company believes the fundraising actions outlined above, and its future operating cash flows, will enable it to meet its liquidity requirements through June 2021. There can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake, and the failure of the Company to raise additional capital could adversely affect its future operations and viability.

4. REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three and six months ended June 30, 2020 and for the three months ended June 30, 2019 and the period January 10, 2019 (Inception) to June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,	January 10, 2019 (Inception) to June 30,
(Amounts in US$’s)	2020	2019	2020	2019
Timing of revenue recognition:
Services and products transferred at a point in time	$2,953,382	$463,122	$5,115,420	$464,325
Services and products transferred over time	56,711	522,875	379,877	538,586
Total revenue	$3,010,093	$985,997	$5,495,297	$1,002,911

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three and six months ended June 30, 2020 and for the three months ended June 30, 2019 and the period January 10, 2019 (Inception) to June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,	January 10, 2019 (Inception) to June 30,
(Amounts in US$’s)	2020	2019	2020	2019
Revenue by products and services:
Products	$2,697,266	$463,122	$4,571,616	$464,325
Services	312,827	522,875	923,681	538,586
Total revenue	$3,010,093	$985,997	$5,495,297	$1,002,911

Revenue by geographic destination consisted of the following for the for the three and six months ended June 30, 2020 and for the three months ended June 30, 2019 and the period January 10, 2019 (Inception) to June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,	January 10, 2019 (Inception) to June 30,
(Amounts in US$’s)	2020	2019	2020	2019
Revenue by geography:
North America	$2,735,074	$186,341	$4,924,750	$203,255
International	275,019	799,656	570,547	799,656
Total revenue	$3,010,093	$985,997	$5,495,297	$1,002,911

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of June 30, 2020, the Company did not have a contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

(Amounts in US$’s)	Total
Balance at December 31, 2019	$302,815
Increase	50,699
Balance at June 30, 2020	$353,514

The increase in contract liabilities during the six months ended June 30, 2020 was primarily due to invoiced amounts that did not yet meet the revenue recognition criteria, partially offset by the revenue recognition criteria being met for previously deferred revenue. The amount of revenue recognized in the six months ended June 30, 2020 that was included in the prior period contract liability balance was $116,707. This revenue consisted of services provided to customers who had been invoiced prior to the current year.

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

There were no adjustments to net loss, the numerator, for purposes of computing basic earnings per share. The following table sets out the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,	January 10, 2019 (Inception) to June 30,
(Amounts in US$’s, except share data)	2020	2019	2020	2019
Numerator:
Net Loss	$(7,565,685)	$(4,287,757)	$(14,591,223)	$(5,058,434)
Numerator for basic earnings per share – loss available to common shareholders	$(7,565,685)	$(4,287,757)	$(14,591,223)	$(5,058,434)
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	128,658,540	28,065,385	128,570,426	36,463,393
Dilutive effect of warrants and options	—	—	—	—
Denominator for diluted earnings per share - weighted average common shares outstanding and assumed conversions	128,658,540	28,065,385	128,570,426	36,463,393
Basic loss per common share	$(0.06)	$(0.15)	$(0.11)	$(0.14)
Diluted loss per common share	$(0.06)	$(0.15)	$(0.11)	$(0.14)

Potential common shares issuable to employees, non-employees and directors upon exercise or conversion of options, warrants, or convertible debt are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are dilutive in periods of net loss available to common shareholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period, regardless of whether the Company is in a period of net loss available to common shareholders.

6. CASH AND CASH EQUIVALENTS

Cash and cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions, including all short-term, highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2020 and December 31, 2019.

Cash and cash equivalents consisted of the following as of June 30, 2020 and December 31, 2019:

(Amounts in US$’s)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$368,685	$812,452
Total cash and cash equivalents in the Statement of Cash Flows	$368,685	$812,452

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

Accounts receivable consisted of the following as of June 30, 2020 and December 31, 2019:

(Amounts in US$’s)	June 30, 2020	December 31, 2019
Account receivables	$2,802,229	$2,859,489
Less: Allowance for doubtful accounts	(1,061,211)	(690,830)
Total account receivables, net	$1,741,018	$2,168,659

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

Inventory consisted of the following as of June 30, 2020 and December 31, 2019:

(Amounts in US$’s)	June 30, 2020	December 31, 2019
Raw materials	$1,208,021	$1,041,256
Work in progress	1,038,681	1,566,147
Finished goods	3,409,325	3,060,518
Total inventory	5,656,027	5,667,921
Reserve	(1,048,608)	(996,525)
Total inventory, net	$4,607,419	$4,671,396

9. PREPAID

Prepaid expenses consisted of the following as of June 30, 2020 and December 31, 2019:

(Amounts in US$’s)	June 30, 2020	December 31, 2019
Prepaid products and services	$341,940	$873,617
Prepaid rent and security deposit	63,112	43,112
	$405,052	$916,729

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

Property and equipment, net consisted of the following as of June 30, 2020 and December 31, 2019:

(Amounts in US$’s)	June 30, 2020	December 31, 2019
Shop machinery and equipment	$9,452,873	$8,100,667
Computers and electronics	587,659	558,561
Office furniture and fixtures	337,394	341,214
Leasehold improvements	243,567	222,332
	10,621,493	9,222,774
Less - accumulated depreciation	(8,169,348)	(7,764,668)
	$2,452,145	$1,458,106

For the six months ended June 30, 2020, the Company invested $34,065 in capital expenditures.

The Company recognized $291,974 and $107,223 of depreciation expense for the three months ended June 30, 2020 and 2019, respectively, and $518,944 and $107,223 for the six months ended June 30, 2020 and the period January 10, 2019 (Inception) to June 30, 2019, respectively.

11. LEASES

Operating Leases

The Company has operating leases for office, manufacturing, and warehouse space. Amounts recognized as of June 30, 2020 and December 31, 2019 for operating leases were as follows:

(Amounts in US$’s)	June 30, 2020	December 31, 2019
ROU assets	$2,878,467	$2,199,682
Lease liability	$2,971,673	$2,212,548

During the quarter ended March 31, 2020, the Company recognized three months of rent abatement for its executive office located at 5000 Quorum Drive, Dallas, TX 75254, resulting in a reduction of the right-of-use asset and lease liability by $101,438.

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

Other information related to the Company’s operating leases are as follows:

(Amounts in US$’s)	For the six months ended June 30, 2020
ROU Asset – December 31, 2019	$2,199,682
Increase	1,048,058
Decrease	(101,438)
Amortization	(267,835)
ROU Asset – June 30, 2020	$2,878,467

Lease liability – December 31, 2019	$2,212,548
Increase	1,048,058
Decrease	(101,438)
Amortization	(187,495)
Lease liability – June 30, 2020	$2,971,673

Lease liability – short term	$586,048
Lease liability – long term	2,385,625
Lease liability – total	$2,971,673

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s operating leases as of June 30, 2020 and December 31, 2019, respectively:

(Amounts in US$’s)	June 30, 2020	December 31, 2019
Weighted average remaining lease term	4.72 years	4.56 years
Weighted average discount rate	6.01%	6.50%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Condensed Consolidated Balance Sheet as of June 30, 2020:

(Amounts in US$’s)	Operating Leases

Remainder of 2020	$323,725
2021	740,907
2022	660,091
2023	671,761
2024	635,306
Thereafter	371,116
Total minimum lease payments	3,402,906
Less: effect of discounting	(431,233)
Present value of future minimum lease payments	2,971,673
Less: current obligations under leases	(586,048)
Long-term lease obligations	$2,385,625

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

On June 11, 2020, the Company entered into a 24-month finance lease for certain equipment. The finance lease includes a bargain purchase option of $1 for the equipment at the end of the term on June 11, 2022. A right-of-use asset and lease liability for $35,562 was recorded on June 11, 2020. Monthly payments are $1,481.69 during the life of the lease, excluding the bargain purchase option. The lease included an implicit rate of return.

Other information related to the Company’s finance leases are as follows:

(Amounts in US$’s)	For the six months ended June 30, 2020
ROU Asset – December 31, 2019	$—
Increase	53,571
Decrease	—
Amortization	(2,989)
ROU Asset – June 30, 2020	$50,582

Lease liability – December 31, 2019	$—
Increase	53,571
Decrease	—
Interest accretion	446
Payment	(3,859)
Lease liability – June 30, 2020	$50,158

Lease liability – short term	$28,580
Lease liability – long term	21,578
Lease liability – total	$50,158

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s finance leases as of June 30, 2020 and December 31, 2019, respectively:

(Amounts in US$’s)	June 30, 2020	December 31, 2019
Weighted average remaining lease term	1.81 years	4.56 years
Weighted average discount rate	2.42%	6.50%

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of June 30, 2020 approximated their fair value due to their short-term nature.

13. BUSINESS ACQUISITIONS

Fast Plastic Parts, LLC and Spring Creek Manufacturing, Inc. Acquisition

On March 6, 2020, the Company completed the acquisition of the net assets of Fast Plastic Parts, LLC and 100% of the shares of common stock of Spring Creek Manufacturing, Inc. (together, the “Acquired Business”). The consideration paid was the purchase price of $829,347, representing cash paid on the closing date of $253,773 and short-term debt incurred to the sellers of $575,574. Based in Colorado Springs, Colorado, the acquired business occupies a 23,300-square-foot manufacturing facility that houses a full-production machine shop, a comprehensive line of state-of-the-art plastic injection molding machinery, as well as light-assembly fulfilment and packaging lines serving customers 24x7. To finance the cash paid on the closing date and a portion of the short term debt incurred, the Company entered into a new promissory note with an unaffiliated lender in the principal amount of $500,000 for proceeds of $446,000 that matures on December 5, 2020 and issued 50,000 shares of common stock. See Note 15 for further discussion of the promissory note. The Company expensed acquisition-related costs of $25,714 in the six months ended June 30, 2020, which is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at June 30, 2020:

(Amounts in US$’s)	Fair Value
Inventory	$168,106
Prepaid expenses	66,575
Property & equipment	1,365,319
Operating lease right-of-use-assets	1,048,058
Finance lease right-of-use assets	18,009
Intangible assets:
Customer relationships	500,226
Total assets	3,166,293
Current portion of long-term debt	1,270,879
Operating lease liabilities, current	166,919
Finance lease liabilities, current	6,578
Operating lease liabilities, net of current portion	881,139
Finance lease liabilities, net of current portion	11,431
Total purchase consideration	$829,347

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis and working capital, as the Company has not yet completed the detailed valuation analyses as of August 14, 2020.

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

Historical Drone Aviation Holding Corp

On November 27, 2019, the Company completed the ComSovereign Acquisition in a stock for stock transaction that was treated as a reverse merger for accounting purposes under U.S. GAAP with ComSovereign as the accounting acquiror and the Company as the accounting acquiree.

The allocation of the total purchase price to the Company’s acquired tangible and intangible assets and assumed liabilities based on the fair values as of November 27, 2019 was as follows:

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. For the six months ended June 30, 2020, the Company recorded no impairments.

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

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2020:

(Amounts in US$’s)	Total
Balance at December 31, 2019	$56,386,795
Balance at June 30, 2020	$56,386,795

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of June 30, 2020 and December 31, 2019:

(Amounts in US$’s)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trade names	$5,643,204	$(489,222)	$5,153,982
Technology	32,800,000	(4,308,333)	28,491,667
Customer relationships	15,110,792	(2,054,894)	13,055,898
Intellectual property	3,729,537	(51,799)	3,677,738
Noncompete	937,249	(39,052)	898,197
Total definite-lived intangible assets at December 31, 2019	$58,220,782	$(6,943,300)	$51,277,482
Trade names	$5,643,204	$(892,341)	$4,750,863
Technology	32,800,000	(7,041,707)	25,758,293
Customer relationships	15,611,018	(3,599,414)	12,011,604
Intellectual property	3,729,537	(362,594)	3,366,943
Noncompete	937,249	(273,364)	663,885
Total definite-lived intangible assets at June 30, 2020	$58,721,008	$(12,169,420)	$46,551,588

Amortization expense of intangible assets was $2,617,949 and $2,134,768 for the three months ended June 30, 2020 and 2019, respectively, and $5,226,119 and $2,370,996 for the six months ended June 30, 2020 and the period January 10, 2019 (Inception) to June 30, 2019, respectively.

As of June 30, 2020, assuming no additional amortizable intangible assets, the expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter is as follows:

	Estimated
(Amounts in US$’s)	The remainder of 2020	2021	2022	2023	2024
Amortization expense	$5,234,126	$10,446,204	$10,016,632	$10,016,632	$7,961,738

	Estimated
(Amounts in US$’s)	2025	2026
Amortization expense	$2,559,307	$316,950

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

Long-term debt consisted of the following as of June 30, 2020 and December 31, 2019:

		June 30, 2020		December 31, 2019
(Amounts in US$’s)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Secured Notes Payable
Secured note payable*	February 28, 2020	$788,709	8.5%	$788,709	8.5%
Secured note payable*	March 1, 2022	201,179	9.0%	224,288	9.0%
Secured note payable*	September 1, 2021	18,980	7.9%	21,571	7.9%
Secured note payable	November 26, 2021	2,000,000	9.0%	2,000,000	9.0%
Secured note payable	December 26, 2020	401,634	78.99%	—	—
Secured note payable*	June 1, 2020	942,735	5.0%	—	—
Secured note payable	August 31, 2020	2,007,971	5.0%	—	—
Total secured notes payable		6,361,208		3,034,568

Notes Payable
Equipment financing loan	September 15, 2020	1,708	8.8%	3,828	8.8%
Note payable*	July 9, 2019	200,000	18.0%	200,000	18.0%
Note payable*	September 1, 2019	200,000	18.0%	200,000	18.0%
Note payable	September 30, 2020	500,000	10.0%	500,000	10.0%
Note payable	September 30, 2020	175,000	10.0%	175,000	10.0%
Note payable*	August 31, 2020	5,000,000	12.0%	5,000,000	10.0%
Note payable*	July 9, 2019	200,000	18.0%	200,000	18.0%
Notes payable*	December 6, 2019	200,100	18.0%	450,100	18.0%
Note payable*	June 30, 2020	379,587	0%	—	—
Note payable*	June 30, 2020	165,987	0%	—	—
Note payable	September 4, 2020	500,000	0%	—	—
Note payable*	February 16, 2023	83,309	3.0%	—	—
Equipment financing loan*	November 9, 2023	62,428	8.5%	—	—
Equipment financing loan*	December 19, 2023	92,165	6.7%	—	—
Equipment financing loan*	January 17, 2024	42,326	6.7%	—	—
PPP loans	April 30, 2022 through May 26, 2022	455,184	1%	—	—
Note payable	September 30, 2020	290,000	0%	—	—
Total notes payable		8,547,794		6,728,928

Senior Debentures
Senior debenture*	December 31, 2019	100,000	15.0%	100,000	15.0%
Total senior debentures		100,000		100,000

Convertible Notes Payable
Convertible note payable	January 29, 2021	285,714	12.5%	—	—
Total convertible notes payable		285,714		—	—

Senior Convertible Debentures
Senior convertible debenture	December 31, 2019	—	15.0%	25,000	15.0%
Senior convertible debenture	December 31, 2021	250,000	10.0%	250,000	10.0%
Total senior convertible debentures		250,000		275,000
Total long-term debt		15,544,716		10,138,496
Less unamortized discounts and debt issuance costs		(3,658,214)		(4,749,004)
Total long-term debt, less discounts and debt issuance costs		11,886,502		5,389,492
Less current portion of long-term debt		(11,886,502)		(5,389,492)
Debt classified as long-term debt		$—		$—

*	Note is in default. Refer to further discussion below.

Secured Notes Payable

In August 2016, InduraPower entered into a promissory note not to exceed the principal amount of $550,000 bearing interest at 8.5% per annum with a maturity date of August 31, 2018. InduraPower could draw funds under the note through February 28, 2017. Interest on this note was payable monthly and the full principal balance was due at maturity. On September 11, 2019, the note was amended with both parties agreeing that the outstanding balance of $813,709 would be due on February 28, 2020. As of June 30, 2020, an aggregate principal amount of $788,709 was outstanding under this note. This promissory note is currently past due. This promissory note is secured by substantially all of the assets of InduraPower.

In August 2016, InduraPower entered into a promissory note in the principal amount of $450,000 that bears interest at 9.0% per annum and matures on March 1, 2022. Accrued interest only payments were due monthly beginning October 1, 2016 through March 1, 2017. Monthly payments of $9,341 for interest and principal are due on this note for the following 60 consecutive months. This promissory note is currently past due. As of June 30, 2020, an aggregate principal amount of $201,179 was outstanding under this note. This promissory note is secured by all assets, certain real estate and cash accounts of InduraPower and is guaranteed by certain officers of InduraPower. This promissory note is subjected to clauses, whereby InduraPower is required to meet certain financial and non-financial terms. InduraPower did not fulfil the requirements to maintain a balance of at least $155,159 at J.P. Morgan while the promissory note is outstanding and maintain a debt service coverage ratio of at least 1.25. Due to this breach of clauses those covenants, the promissory note holder is contractually entitled to request immediate repayment of the outstanding promissory note, and/or increase the interest rate up to an additional 18% per annum. The outstanding balance is presented as a current liability as of June 30, 2020. The promissory note holder had not requested early repayment of the loan as of the date when these financial statements were approved by the Board of Directors.

In August 2016, InduraPower entered into a promissory note in the principal amount of $50,000 with an interest rate of 7.785% per annum and a maturity date of September 1, 2021. Beginning April 1, 2017, equal monthly payments of $1,011 for interest and principal are due on the note for 60 consecutive months. This promissory note is currently past due. As of June 30, 2020, an aggregate principal amount of $18,980 was outstanding under this note. This promissory note is secured by business equipment, certain real estate and cash accounts of InduraPower and is guaranteed by certain officers of InduraPower. This promissory note is subjected to clauses, whereby InduraPower is required to meet certain financial and non-financial terms. InduraPower did not fulfil the requirements to maintain a balance of at least $155,159 at J.P. Morgan while the promissory note is outstanding and maintain a debt service coverage ratio of at least 1.25. Due to this breach of clauses those covenants, the promissory note holder is contractually entitled to request immediate repayment of the outstanding promissory note, and/or increase the interest rate up to an additional 18% per annum. The outstanding balance is presented as a current liability as of June 30, 2020. The promissory note holder had not requested early repayment of the loan as of the date when these financial statements were approved by the Board of Directors.

In November 2019, DragonWave entered into a secured loan agreement with an individual lender pursuant to which DragonWave received a $2,000,000 loan that bears interest at the rate of 9% per annum and matures on November 26, 2021. Accrued interest is calculated on a compound basis and is payable semi-annually in May and November of each year. Principal is due in full at maturity but can be prepaid in full or in part without penalty. The loan is secured by all of the assets of DragonWave and is guaranteed by ComSovereign. As of June 30, 2020, an aggregate principal amount of $2,000,000 was outstanding under this note. In connection with this loan, DragonWave incurred $20,000 of debt discounts and $4,700,000 of debt issuance costs. The debt issuance costs were the result of the issuance of 1,050,000 shares of common stock of the Company and a cash payment of $80,000. For the three and six months ended June 30, 2020, $590,000 and $1,180,000 of these costs were amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations, respectively. As of June 30, 2020, there were $14,167 of debt discounts and $3,329,167 of debt issuance costs remaining.

On February 26, 2020, the Company entered into a $600,000 secured business loan bearing interest at 78.99% per annum which matures on December 26, 2020. Principal and interest payments of $19,429 are due weekly. The loan is secured by the assets of the Company. As of June 30, 2020, an aggregate principal amount of $401,634 was outstanding under this note.

In connection with the Acquired Business acquisition on March 6, 2020, the Company assumed a secured loan with FirstBank in the principal amount of $979,381 bearing interest at 5% per annum and with a maturity date of June 1, 2020. The loan is secured by certain assets of the Company’s subsidiary, Sovereign Plastics. This loan is subjected to covenants, whereby Sovereign Plastics is required to meet certain financial and non-financial covenants at the end of each fiscal year. Payments in the amount of $22,404 for interest and principal were due over the two months prior to maturity, with the balance due at maturity. As of June 30, 2020, an aggregate principal amount of $942,735 was past due under this loan. On August 5, 2020, the maturity date of this loan was extended to September 15, 2020, with a single payment of all unpaid principal and accrued interest then due, and the interest rate was increased to 36% per annum for any principal balance remaining unpaid past the extended maturity date.

On March 19, 2020, the Company entered into a secured loan agreement in the amount of $2,007,971 bearing interest at 5% per annum with a maturity date of August 31, 2020. Interest payments of $8,428 are due monthly, with the full principal amount due at maturity. The loan is secured by certain intellectual property assets of the Company. The proceeds of the note payable were used to repay the balance of the CNB Note (revolving line of credit) that was entered into in 2017. As of June 30, 2020, an aggregate principal amount of $2,007,971 was outstanding under this loan. On August 5, 2020, the maturity date of this loan was extended to October 15, 2020.

Notes Payable

InduraPower has a financing loan for certain of its equipment that bears interest at 8.775% per annum and is due on September 15, 2020. Principal and interest payments of $1,872 are due quarterly. As of June 30, 2020, the loan had an outstanding balance of $1,708.

In September 2017, ComSovereign entered into a promissory note in the principal amount of $137,500 that bore interest at a rate of 12% per annum and was due on October 17, 2017. The note was repaid during fiscal 2019. On June 10, 2019, ComSovereign entered into a new promissory note with the same lender for $200,000 with an original issue discount of $6,000 and a maturity date of July 9, 2019. The full $200,000 balance was due at maturity. Since this note was not repaid and is currently past due, interest is being accrued at a rate of 18% per annum. Additionally, on August 14, 2019, ComSovereign borrowed from the same lender an additional $200,000 promissory note that matured on September 1, 2019. As this note is currently past due, interest is being accrued at a rate of 18% per annum. As of June 30, 2020, an aggregate principal amount of $400,000 was outstanding under these notes.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller on a promissory note in the principal amount of $500,000 bearing interest at 12.0% per annum with a maturity date of October 17, 2017. On October 1, 2019, the maturity date was extended until September 30, 2020 and the interest rate was reduced to 10% per annum. All unpaid accrued interest from October 2017 through September 30, 2019 was converted into 150,000 shares of common stock of ComSovereign. On April 21, 2020, all unpaid accrued interest from October 1, 2019 through December 31, 2019 was converted into 14,496 shares of issued common stock of the Company. Accrued interest and the full principal balance are due at maturity. As of June 30, 2020, an aggregate principal amount of $500,000 was outstanding under this note.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of a promissory note in the principal amount of $175,000 that bore interest at the rate of 15% per annum and was due on November 30, 2017. The interest rate increased to 18% per annum when the note became past due. On October 1, 2019, ComSovereign amended the promissory note to extend the maturity date to September 30, 2020 and to change the interest rate to 10% per annum. Both parties to the note also agreed to convert all unpaid accrued interest into 10,000 shares of common stock of ComSovereign, valued at $44,000. Accrued interest and principal are due and payable at maturity. As of June 30, 2020, the aggregate principal amount of $175,000 was outstanding under this note.

In October 2017, DragonWave entered into a 90-day promissory note in the principal amount of $4,400,000 and received proceeds of $4,000,000. In January 2018, the promissory note was amended to accrue interest at the rate of 8% per annum and to extend the maturity date another 90 days. In August 2018, the maturity date was extended to December 31, 2018 with new payment terms. In September 2018, the maturity date was extended to February 28, 2019 with new payment terms. In October 2018, DragonWave amended the promissory note to clarify the payment of interest. On September 3, 2019, the promissory note was increased to $5,000,000 as all unpaid accrued interest was added to the principal balance. Additionally, the maturity date was extended to March 30, 2020 and the interest rate was changed to 10% per annum. Under this new amendment, interest payments are due and payable monthly, which are currently past due. On April 21, 2020, the maturity date of this note was extended to August 31, 2020, the interest rate was increased to 12% per annum, and the Company provided to the lender 100,000 fully paid and non-assessable shares of its common stock that have been treated as debt issuance costs. As of June 30, 2020, an aggregate principal amount of $5,000,000 was outstanding under this note.

On June 10, 2019, ComSovereign entered into a promissory note in the principal amount of $200,000 with an original issue discount of $6,000 and a maturity date of July 9, 2019. The full $200,000 balance was due at maturity. Since this note was not repaid and is currently past due, interest is being accrued at a rate of 18% per annum. As of June 30, 2020, an aggregate principal amount of $200,000 was outstanding under this note.

On November 7, 2019, ComSovereign entered into several promissory notes in the aggregate principal amount of $450,100 that bore an effective interest rate at 133% per annum due to a single payment incentive, which matured on December 6, 2019. An aggregate principal amount of $200,100 was owed to three related parties out of the $450,100 promissory notes. Accrued interest and principal were due and payable at maturity. These notes are currently past due, and the Company is using an interest rate of 18% per annum to accrue interest on these notes. The Company repaid $250,000 of the aggregate principal amount of this promissory note during the first quarter of the current fiscal year. As of June 30, 2020, the remaining aggregate principal amount of $200,100 is currently past due and outstanding.

On March 5, 2020, the Company sold a promissory note in the principal amount of $500,000 that matures on September 4, 2020 for a purchase price of $446,000. Additionally, in lieu of interest, the Company issued to the lender 50,000 shares of its common stock. As of June 30, 2020, an aggregate principal amount of $500,000 was outstanding under this note.

In connection with the Acquired Business acquisition on March 6, 2020, the Company entered into several promissory notes with the sellers in the aggregate principal amount of $409,586 that do not bear interest and with a maturity date of June 30, 2020 and monthly principal payments. These notes are currently past due as of the filing date of this Form 10-Q, and there are no penalties associated with this default. As of June 30, 2020, the aggregate amount of $379,587 was outstanding under these notes.

In connection with the Acquired Business acquisition on March 6, 2020, the Company agreed to pay an aggregate of $165,987 to the sellers on or before June 30, 2020. The agreement was not interest bearing. This obligation is currently past due as of the filing date of this Form 10-Q, and there are no penalties associated with this default. As of June 30, 2020, an aggregate amount of $165,987 was outstanding.

In connection with the Acquired Business acquisition on March 6, 2020, the Company assumed a note payable in the amount of $86,866 bearing interest at 3% per annum and with a maturity date of February 16, 2023. Monthly payments in the amount of $3,773 for principal and interest are due over the term. This loan is currently past due as of the filing date of this Form 10-Q, and there are no penalties associated with this default. As of June 30, 2020, an aggregate principal amount of $83,309 was outstanding under this note.

In connection with the Acquired Business acquisition on March 6, 2020, the Company assumed an equipment financing loan with an aggregate principal balance of $64,865. Monthly principal and interest payments of approximately $1,680 are due over the term. This loan is currently past due as of the filing date of this Form 10-Q, and there are no penalties associated with this default. As of June 30, 2020, an aggregate amount of principal of $62,428 was outstanding under this loan.

In connection with the Acquired Business acquisition on March 6, 2020, the Company assumed an equipment financing loan with an aggregate principal balance of $95,810. Monthly principal and interest payments of approximately $2,361 are due over the term. This loan is currently past due as of the filing date of this Form 10-Q, and there are no penalties associated with this default. As of June 30, 2020, an aggregate amount of principal of $92,165 was outstanding under this loan.

In connection with the Acquired Business acquisition on March 6, 2020, the Company assumed an equipment financing loan with an aggregate principal balance of $43,957. Monthly principal and interest payments of approximately $1,063 are due over the term. This loan is currently past due as of the filing date of this Form 10-Q, and there are no penalties associated with this default. As of June 30, 2020, an aggregate amount of principal of $42,326 was outstanding under this loan.

Between April 30 and May 26, 2020, six of the Company’s subsidiaries received loan proceeds in the aggregate amount of $455,184 under the Paycheck Protection Program (“PPP”). The PPP loan has a maturity of 2 years and an interest rate of 1% per annum. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable pursuant to section 1106 of the CARES Act, after a period of up to 24 weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 40 percent of the amount forgiven can be attributable to non-payroll costs. Further, the amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period of up to 24 weeks. As of June 30, 2020, an aggregate amount of principal of $455,184 was outstanding under these loans.

On May 29, 2020, the Company entered into a promissory note in the principal amount of $290,000 with an original issue discount of $40,000 and a maturity date of September 30, 2020. The full $290,000 balance is due at maturity, with interest accruing at a rate of 12% per annum for any principal balance remaining unpaid past the maturity date. As of June 30, 2020, an aggregate principal amount of $290,000 was outstanding under this note.

Senior Debentures

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of $100,000 aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $8.00 or (2) 80% of the common stock price offered under the next equity offering. On April 30, 2020, these debentures were modified to remove the conversion feature and only have settlement through cash. As of June 30, 2020, an aggregate principal amount of $100,000 was outstanding under these debentures. These debentures are past due and interest accrues at a rate of 15% per annum.

 Convertible Notes Payable

On April, 29, 2020, the Company sold a $285,714 aggregate principal amount convertible promissory note with an original issue discount of $35,714 that bears interest at a rate of 12.5% per annum and matures on January 29, 2021. Accrued interest and principal are due on the maturity date. Upon maturity, the interest rate shall automatically increase to 18% per annum or the maximum amount permitted by applicable law on any unpaid principal and accrued interest. The Company also issued warrants to purchase 158,730 shares of common stock that are exercisable for a purchase price of $0.99 per share at any time on or prior to April 29, 2025. Warrants to purchase up to 27,778 shares of common stock, at an exercise price of 110% of the initial conversion price of the notes (i.e., an exercise price of $0.99), at any time on or prior to April 29, 2025, were also issued to an unrelated third party as a placement fee for the transaction. In connection with this note, the Company recognized a BCF of $68,654, a debt discount of $36,906 associated with the issuance of warrants to the note holder, and debt issuance costs of $37,418, which were all recorded as debt discounts. During the three and six months ended June 30, 2020, $39,709 of the amounts recorded as debt discounts were amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations, respectively. As of June 30, 2020, there were $138,901 of debt discounts remaining, and an aggregate principal amount of $285,714 was outstanding under this note. On July 7, 2020, the Company sold to the same investor an additional original issue discount note in the principal amount of $285,714 and warrants to purchase an additional 158,730 shares of common stock, with similar terms.

Senior Convertible Debentures

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of $25,000 aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $8.00 or (2) 80% of the common stock price offered under the next equity offering. These debentures were past due and interest accrued at a rate of 15% per annum. The aggregate principal amount of $25,000 under these debentures was fully repaid during the first quarter of the current fiscal year.

On September 24, 2019, ComSovereign sold $250,000 aggregate principal amount of 10% Senior Convertible Debentures that bear interest at a rate of 10% per annum and mature on December 31, 2021. Interest is paid semi-annually in arrears in June and December of each year in cash or, at ComSovereign’s option, in shares of common stock at the conversion price that was equal to the lesser of (1) $2.50 or (2) a future effective price per share of any common stock sold by ComSovereign. Upon an event of default, the interest rate shall automatically increase to 15% per annum. In connection with these debentures, ComSovereign recognized a BCF of $69,000 and a debt discount of $181,000 associated with the issuance of warrants, both of which were recorded as debt discounts. On April 21, 2020, all unpaid accrued interest through December 31, 2019 was converted into 6,700 shares of issued common stock of the Company. Also on April 21, 2020, all the outstanding warrants were exercised at $0.01 per share into 283,530 issued shares of the Company’s common stock, resulting in full recognition in interest expense of the remaining debt discount of approximately $139,000 associated with the issuance of warrants. On April 30, 2020, these debentures were amended to provide for the conversion of the debentures into shares of the Company’s common stock instead of ComSovereign’s common stock. Additionally, the conversion price was changed from $2.50 per share to $0.756 per share. During the three and six months ended June 30, 2020, $151,700 and 176,700 of the costs recorded as debt discounts were amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations, respectively. As of June 30, 2020 and December 31, 2019, there were $48,300 and $225,000 of debt discounts remaining, respectively. As of June 30, 2020, an aggregate principal amount of $250,000 was outstanding under these debentures.

Certain agreements governing the secured notes payable, notes payable and senior convertible debentures contain customary covenants, such as debt service coverage ratios, limitations on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness.

All debt agreements are subject to customary events of default. If an event of default occurs with respect to the debt agreements and is continuing, the lenders may accelerate the applicable amounts due. The Company is in default on several debt agreements, and has accrued the proper penalties or disclosed any additional contingencies that resulted from the default

Other than for reasons of noncompliance with debt covenants as noted above, all long-term debt obligations are classified as current on the Condensed Consolidated Balance Sheet due to the significant debt issuance costs discounting these obligations and causing classification as noncurrent to be negative.

Future maturities contractually required by the Company under long-term debt obligations are as follows for the years ending December 31:

(Amounts in US$’s)
Remainder of 2020	$12,334,317
2021	2,631,197
2022	520,667
2023	57,478
2024	1,057
Thereafter	—
Total	$15,544,716

See Note 23 – Subsequent Events for details regarding additional debt incurred after June 30, 2020.

16. RELATED PARTY TRANSACTIONS

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party that can significantly influence the management or operating policies of the transacting parties or has an ownership interest in one of the other transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Receivable – Related Party

As of June 30, 2020 and December 31, 2019, the receivables - related party balance was $1,595, which represented amounts owed by Dr. Dustin McIntire, the Company’s Chief Technology Officer, for personal charges he incurred using his company credit card.

Accrued Liabilities – Related Party

As of June 30, 2020 and December 31, 2019, the accrued liabilities – related party balance was $392,547 and $461,254, respectively, which represented amounts owed to various contractors, officers and employees of the Company as described below.

In August 2016, InduraPower entered into a promissory note in the principal amount of $50,000 that bears interest at 7.785% per annum and matures on September 1, 2021. At the same time, InduraPower also entered into a promissory note in the principal amount of $450,000 with the same lender that bears interest at 9.0% per annum and matures on March 1, 2022. A requirement of the promissory notes is to maintain a balance of at least $155,159 at J.P. Morgan while the promissory notes are outstanding. Sergei Begliarov, Chief Executive Officer of InduraPower, provided cash of $153,761 to comply with the requirements of the promissory notes. The $153,761 was recorded in accrued liabilities – related party as of June 30, 2020 and December 31, 2019.

During 2019 and the six months ended June 30, 2020, Sergei Begliarov paid $71,199 and $8,001, respectively, of expenses on behalf of InduraPower. Daniel L. Hodges, Chairman and Chief Executive Officer of ComSovereign at the time, paid $6,588 of rent on behalf of InduraPower during 2019 and an additional $65 during the six months ended June 30, 2020. Additionally, during 2019, TM Technologies, Inc. (“TM”), described below, paid $29,300 of expense on behalf of InduraPower. These amounts were recorded in accrued liabilities – related party as of June 30, 2020 and December 31, 2019, respectively.

On November 10, 2017, the Company and Global Security Innovative Strategies, LLC (“GSIS”), a company in which David Aguilar, a member of the Company’s Board of Directors, is a principal, entered in an agreement (the “GSIS Agreement”) pursuant to which GSIS agreed to provide business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for the Company. The GSIS Agreement had an initial term of six months beginning on November 1, 2017. On September 26, 2018, the parties amended the GSIS Agreement to extend the period of service through September 2019 with monthly automatic renewals thereafter. The Company also agreed to issue an option to purchase 100,000 shares of the Company’s common stock at a strike price of $1.00, or $100,000. This option immediately vested and terminates on September 26, 2022. Pursuant to the GSIS Agreement, GSIS is paid a fee of $10,000 per month. In addition, GSIS is paid for the expenses incurred in connection with the performance of its duties under the GSIS Agreement. Either party may terminate or renew the GSIS Agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party. GSIS was owed $71,263 for normal monthly retainers and expenses incurred as of June 30, 2020 and $23,036 as of December 31, 2019. This amount was recorded in accrued liabilities – related party as of June 30, 2020 and December 31, 2019, respectively.

During 2018 and 2019, Daniel L. Hodges paid $29,120 of rent on behalf of Lextrum. This amount was recorded in accrued liabilities – related party as of June 30, 2020 and December 31, 2019.

On March 21, 2019, concurrent with the resignation of Kevin Hess, the Company’s former Chief Technology Officer, the Company and Cognitive Carbon Corporation (“CCC”), entered into an agreement pursuant to which CCC agreed to provide Chief Technology Officer services, sales and marketing services and outsourced software and platform development services which are to be provided personally by Kevin Hess or third-party development firms of his choosing for outsourced development. CCC will receive $19,750 per month for one year for the Chief Technology Officer services and potential bonuses and an amount up to $120,000 for outsourced software and platform development. Felicia Hess, the Company’s Chief Quality Officer, who is married to Kevin Hess, is the President and a director of CCC. CCC was owed $23,250 for normal monthly fees as of June 30, 2020 and $148,250 as of December 31, 2019. This amount was recorded in accrued liabilities – related party as of June 30, 2020 and December 31, 2019, respectively.

Notes Payable – Related Party

On August 5, 2019, Mr. Hodges and his wife, loaned DragonWave $200,000 at an interest rate of 5.0% per annum and a maturity date of December 31, 2019. Interest was payable monthly while the full principal balance was due at maturity. As of June 30, 2020 and December 31, 2019, $200,000 plus accrued interest was outstanding under the loan, and the loan was past due.

Mr. Hodges is also the founder, Chairman and Chief Executive Officer of TM Technologies, Inc. (“TM”). Mr. Hodges also controls TM by virtue of his ownership and control of a majority of the outstanding equity securities of TM. Mr. Brent Davies, who is on the Company’s Board of Directors and Audit Committee, is also the Chief Financial Officer (CFO) and a board member of TM. In addition, Mr. Kevin Sherlock, the Company’s General Counsel, is also a director of TM. During 2019, TM also performed engineering services on behalf of DragonWave.

In October 2017, TM loaned $250,000 to DragonWave. This loan was partially used to simulate and test emplacement of the modulation technology within one of DragonWave’s Harmony line radios. Interest and principal are due at maturity. As of June 30, 2020 and December 31, 2019, $1,292,953 plus accrued interest was outstanding under this loan.

See Note 23 – Subsequent Events for information related to a $50,000 promissory note issued to Brent Davies on July 1, 2020.

17. SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2020

As of June 30, 2020, the Company had 100,000,000 shares of preferred stock authorized for issuance, none of which were issued and outstanding and 300,000,000 shares of common stock authorized for issuance and 128,846,064 shares of common stock issued and outstanding.

Consulting Agreement

On January 31, 2020, the Company entered into an agreement with a consultant to its subsidiary, Lextrum, to amend a consulting agreement between the consultant and Lextrum to allow the consultant to elect to take from 50% to 100% of its compensation in the form of common stock of the Company. Common stock to be issued to the consultant will be paid on a quarterly basis. On March 12, 2020, the Company issued 165,095 shares of its common stock in satisfaction of $106,238 that was owed by Lextrum to the consultant for services previously rendered. The fair value on the issue date of the 165,095 shares was $193,160. The Company booked the difference between the fair value of the shares issued and the amount owed by Lextrum to the consultant as general and administrative expense in the Company’s Condensed Consolidated Financial Statements. To date, no additional shares of common stock have been issued pursuant to this agreement.

For the period January 10, 2019 (Inception) through June 30, 2019

As of June 30, 2019, ComSovereign had 5,000,000 Preferred Series A shares authorized for issuance, 2,600,000 of which were issued and outstanding and 300,000,000 shares of common stock authorized for issuance, 41,207,149 of which were outstanding. All the Preferred Series A shares issued were for the acquisitions of VEO, InduraPower and Silver Bullet during fiscal 2019. On November 15, 2019, each Preferred Series A share was converted into one common share of ComSovereign.

Dividends

The Company did not pay dividends to holders of its common stock during the six months ended June 30, 2020. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. In addition, current or future loan agreements may restrict the Company’s ability to pay dividends. The Company does not anticipate declaring or paying any cash dividends on common stock in the foreseeable future.

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

No options were granted during the six months ended June 30, 2020.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the period January 10, 2019 (inception) to June 30, 2019:

2019
Expected dividend yield	0%
Expected volatility	90%
Risk-free interest rate	2.40-2.47%
Expected life of options	4.0 years

The following table represents stock option activity for the six months ended June 30, 2020 and the period January 10, 2019 (Inception) to June 30, 2019:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	8,695,000	$0.63	1.34	$2,264,760
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or Expired	(3,630,000)	0.61	—	—
Outstanding – June 30, 2020	5,065,000	$0.65	1.69	$2,191,750
Exercisable – June 30, 2020	5,065,000	$0.65	1.69	$2,191,750

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – January 10, 2019	13,990,000	$0.61	3.15	$—
Granted	180,000	1.06	—	—
Exercised	—	—	—	—
Cancelled or Expired	(50,000)	0.90	—	—
Outstanding – June 30, 2019	14,120,000	$0.61	1.57	$4,466,080
Exercisable – June 30, 2019	13,745,000	$0.60	1.56	$4,466,080

For the six months ended June 30, 2020, there were no unvested stock options.

The Company did not record any share-based compensation expense for the six months ended June 30, 2020. Compensation expense related to stock options is recorded in share-based compensation expense in the Consolidated Statement of Operations. For the six months ended June 30, 2020 and the period January 10, 2019 (Inception) to June 30, 2019, there was no unrecognized compensation expense related to stock options.

Restricted Stock Awards

On March 25, 2019, ComSovereign Corp.’s Board of Directors granted an aggregate of 80,000 restricted stock awards (“RSAs”) to a non-employee for consulting services, of which 60,000 RSAs immediately vested and 20,000 RSAs vested upon the change in control of ComSovereign in connection with the ComSovereign Acquisition. The grant date fair value of these RSAs was $4.40 per share of common stock for a total value of $352,000. ComSovereign recognized the full $352,000 of stock compensation expense for the RSAs during the period January 10, 2019 (inception) to March 31, 2019. ComSovereign Corp. did not recognize any additional stock compensation expense related to RSAs during the three months ended June 30, 2019.

For the six months ended June 30, 2020, the Company did not recognize any expense related to RSAs. For the period January 10, 2019 (Inception) through June 30, 2019, the Company recognized $62,500 compensation expense related to RSAs. See Note 1 – Description of Business and Basis of Presentation for information about the shares issued in connection with the formation of ComSovereign.

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

A total of 10,000,000 shares of the Company’s common stock are authorized for issuance with respect to awards granted under the 2020 Plan. Any shares subject to awards that are not paid, delivered or exercised before they expire or are cancelled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2020 Plan. As of August 15, 2020, no stock grants had been issued under the 2020 Plan, and 10,000,000 shares authorized under the 2020 Plan remained available for award purposes.

The 2020 Plan will terminate on May 1, 2030. The maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2020 Plan is ten years after the initial date of the award.

19. WARRANTS

On April 29, 2020, the Company issued a warrant to purchase 158,730 shares of the Company’s common stock. The warrant was issued in conjunction with the sale of the Company’s 12.5% OID Convertible Note. The warrant has an exercise price of $0.99 per share and an expiration date of April 29, 2025. In connection with this transaction and as a placement fee to an unrelated third party, the Company also issued a warrant to purchase 27,778 shares of the Company’s common stock. The warrant has an exercise price of $0.99 per share and an expiration date of April 29, 2025. None of these warrants were exercised during the six months ended June 30, 2020. No warrants were granted by the Company during the period January 10, 2019 (inception) to June 30, 2019.

On September 24, 2019, ComSovereign Corp. issued a warrant to purchase 150,000 shares of ComSovereign’s common stock, which was converted into the ability to purchase 283,530 shares of the Company’s common stock as a result of the ComSovereign Merger. The warrant was issued in conjunction with the sale of ComSovereign’s 10% Senior Convertible Debentures. The warrant had an exercise price of $0.01 per share and an expiration date of December 31, 2021. No warrants were exercised during fiscal 2019. On April 21, 2020, these warrants were exercised and exchanged for 283,530 shares of the Company’s common stock.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during the six months ended June 30, 2020:

2020
Expected dividend yield	0%
Expected volatility	29.29%
Risk-free interest rate	0.36%
Expected life of warrants	5.0 years

The following table represents warrant activity for the six months ended June 30, 2020 and the period January 10, 2019 (Inception) to June 30, 2019:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	503,523	$0.95	1.96	$258,328
Exercisable – December 31, 2019	503,523	$0.95	1.96	$258,328
Granted	186,508	0.99	5.00	-
Exercised	(283,530)	0.01	1.50	-
Forfeited or Expired	-	-	-	-
Outstanding – June 30, 2020	406,501	$1.62	2.98	$43,690
Exercisable – June 30, 2020	406,501	$1.62	2.98	$43,690

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – January 10, 2019	2,280,000	$0.72	3.44	$—
Exercisable – January 10, 2019	2,280,000	$0.72	3.44	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(60,000)	2.91	—	—
Outstanding – June 30, 2019	2,220,000	$0.66	3.03	$838,450
Exercisable – June 30, 2019	2,220,000	$0.66	3.03	$838,450

20. INCOME TAXES

The Company’s income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income (loss) from continuing operations before tax for the six months ended June 30, 2020 and the period January 10, 2019 (Inception) to June 30, 2019 due to the following:

	Six Months Ended June 30, 2020		January 10, 2019 (Inception) to June 30, 2019
(Amounts in US$’s)	US$’s	Rates	US$’s		Rates
Income tax benefit at statutory federal income tax rate	$(3,009,100)	21.00%		$(1,416,362)	21.00%
State tax expense, net of federal benefit	(573,200)	4.00%		(269,783)	4.00%
Permanent items	400	(0.01)%		—	—
Other	6,100	(0.04)%		—	—
Valuation allowance	3,575,800	(24.99)%	$		(25.00)%
Income tax expense (benefit)	—			$1,686,145	25.00%

To determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in various jurisdictions in which the Company is subject to tax. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. The Company recognizes interest and penalties related to uncertain tax positions, if any, as an income tax expense. As of June 30, 2020, and December 31, 2019, the Company had not recorded any liabilities for uncertain tax positions. There were no discrete items for the quarter ended June 30, 2020.

The Company records valuation allowances to reduce its deferred tax asset to an amount that it believes is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the period in which those temporary differences become deductible. During the three months ended June 30, 2020, the Company recorded a change in the valuation allowance of $1,819,900 as compared to $0 for the three months ended June 30, 2019.

It is the Company’s policy to establish reserves based on management’s assessment of exposure for certain tax positions taken in previously filed tax returns that may become payable upon audit by taxing authorities. The Company’s tax reserves are analyzed quarterly, and adjustments are made as events occur that the Company believes warrant adjustments to those reserves. Management has not recorded any reserves for uncertain tax positions.

21. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Management does not believe that after the final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows, except as follows.

On January 17, 2020, Arrow Electronics, Inc. (“Arrow”) filed suit against DragonWave and the Company in the United States District Court for the District of Colorado, Case No. 1:20-cv-00149-NRN. Arrow alleged that in November and December 2018, DragonWave took delivery of merchandise from Arrow worth approximately $124,000 and ordered additional merchandise from Arrow worth approximately $520,000, but that DragonWave defaulted in December 2018 on its obligations to pay Arrow. Arrow further alleged that in November 2019, Arrow, DragonWave entered into a forbearance agreement acknowledging indebtedness to Arrow of approximately $124,000, plus an additional commitment to purchase inventory of $520,000 plus fees of $10,000, to be paid in certain installments. On June 12, 2020, Arrow and DragonWave entered into a settlement agreement whereby DragonWave was obligated to pay Arrow $503,500 on or before August 15, 2020, DragonWave-X gave a consent judgment to Arrow in the amount of $503,000, and the Company guaranteed DragonWave-X’s payment to Arrow. The consent judgment against DragonWave-X was entered on June 15, 2020. Also on June 15, 2020 the Company was dismissed from the case. On August 14, 2020, Arrow and DragonWave entered into an amendment to the June 12, 2020 settlement agreement whereby DragonWave was obligated to pay Arrow $200,000 on or before August 17, 2020 and $313,000 on or before September 18, 2020. As of August 18, 2020 $200,000 was paid to Arrow.

On February 7, 2020, DragonWave agreed to repurchase inventory held by Tessco Technologies Incorporated (“Tessco”), one of DragonWave’s customers and note holders. Upon receipt of the inventory, which is valued at $121,482, DragonWave agreed to reimburse Tessco $56,766, representing the balance due after making the initial payment of $60,000. The return of inventory and payment to Tessco of $56,776 was required by February 28, 2020 but has not yet been made. On June 5, 2020, Tessco filed a complaint for confessed judgment against DragonWave in the Circuit Court for Baltimore, Maryland, Case No. 5539212, for approximately $60,000, which it claims is the reimbursement amount. On June 8, 2020, Tessco obtained an order entering judgement against DragonWave. As of August 17, 2020, the judgement remains unpaid.

22. CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At June 30, 2020, accounts receivable from one customer comprised 38% of the Company’s total trade accounts receivable, and none of this balance had been characterized as uncollectible as of June 30, 2020.

23. SUBSEQUENT EVENTS

Corporate Acquisition

On July 6, 2020, the Company completed its acquisition (the “VNC Acquisition”) of Virtual Network Communications Inc., a Virginia corporation (“VNC”), pursuant to an Agreement and Plan of Merger and Reorganization dated as of May 21, 2020 (the “Merger Agreement”), by and among the Company and its wholly-owned subsidiaries, CHC Merger Sub 7, Inc. and VNC Acquisition LLC, VNC and Mohan Tammisetti, solely in his capacity as the representative of the security holders of VNC. VNC is an EDGE telecom access radio developer and provider of both 4G LTE/Advanced and 5G capable radio equipment. Additionally, VNC has virtualized and patented an entire LTE Advanced network core solution that the Company believes eliminates much of the costly backbone equipment of telecom networks. VNC also has developed and is currently selling a rapidly deployable network system that can be combined with the tethered aerostats and drones offered by the Company’s Drone Aviation subsidiary and enabled and operated in nearly any location in the world.

In connection with the VNC Acquisition, the Company paid to the stockholders and certain other stakeholders of VNC (i) $1,785,139 in cash and (ii) 11,738,210 shares of the Company’s common stock, of which an aggregate of 4,000,000 shares is being held in an escrow fund for purposes of satisfying any post-closing indemnification claims of the former VNC security holders under the Merger Agreement. Pursuant to the Merger Agreement, the Company also issued to the holders of outstanding options and warrants of VNC, whether vested or unvested, in replacement of such options or warrants, options or warrants to purchase an aggregate of 4,261,790 shares of the Company’s common stock, all of which were fully vested. In addition, at the closing of the VNC Acquisition, the Company paid approximately $1.142 million of outstanding payables of VNC.

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

On July 1, 2020, the Company borrowed $50,000 from Mr. Davies and issued Mr. Davies a promissory note evidencing such loan that bears interest of $1,000 and matures on August 31, 2020.

Between July 2, 2020 and August 10, 2020, the Company borrowed an aggregate of $900,000 from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes are between $50,000 and $200,000. The loans bear interest at a rate of 15% and have maturity dates between October 13, 2020 and November 9, 2020. As additional consideration for such loans, Daniel L. Hodges, the Company’s Chairman and Chief Executive Officer, transferred to such investors an aggregate of 170,000 shares of common stock. On July 29, 2020, the Company sold 91,841 shares of common stock at a price of $1.00 per share to one of the accredited investors.

Operating Lease

On August 14, 2020, the Company amended its lease for 5,533 square feet of office space in Jacksonville, Florida to extend the term through July 31, 2023 with monthly payments ranging from $4,786 to $5,078 over the extended lease term, a reduced monthly payment compared to the prior lease term.

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

Growth and percentage comparisons made herein generally refer to the three and six months ended June 30, 2020 compared to three months ended June 30, 2019 and the period January 10, 2019 (Inception) to June 30, 2019 unless otherwise indicated.

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

ComSovereign Acquisition

On November 27, 2019, we completed the acquisition (the “ComSovereign Acquisition”) of ComSovereign Corp, a Delaware corporation (“ComSovereign”), in a stock-for-stock transaction with a total purchase price of approximately $75 million. The ComSovereign Acquisition was treated as a reverse merger for accounting purposes under U.S. GAAP with ComSovereign as the accounting acquirer and our company as the accounting acquiree. As a result, our condensed consolidated financial statements included in this Quarterly Report are those of ComSovereign for the three months ended June 30, 2019 and the period January 10, 2019 (Inception) to June 30, 2019 and those of our company for the three and six month period ended June 30, 2020. The operations of our pre-acquisition business, which consisted primarily of the operations of Drone Aviation, are included in our consolidated operating results only for the three- and six-month periods ended June 30, 2020.

Our Operating Units

Through a series of acquisitions, we and our operating subsidiaries have expanded our service offerings and geographic reach over the past two years. Our company is comprised of the following principal operating units:

●	DragonWave-X LLC. DragonWave-X, LLC and its operating subsidiaries, DragonWave Corp. and DragonWave-X Canada, Inc. (collectively, “DragonWave”), a Dallas-based manufacturer of high-capacity microwave and millimeter point-to-point telecom backhaul radio units, was acquired by ComSovereign in April 2019. DragonWave and its predecessor have been selling telecom backhaul radios since 2012 and its microwave radios have been installed in over 330,000 locations in more than 100 countries worldwide. According to a report of the U.S. Federal Communications Commission, as of December 2019, DragonWave was the second largest provider of licensed point-to-point microwave backhaul radios in North America.

●	Virtual NetCom LLC. Virtual NetCom LLC (“VNC”) is a Virginia-based EDGE telecom access radio developer and provider of both 4G LTE/Advanced and 5G capable radio equipment. Additionally, VNC has virtualized and patented an entire LTE Advanced network core solution that we believe eliminates much of the costly backbone equipment of telecom networks. VNC also has developed and is currently selling a rapidly-deployable network system that can be combined with the tethered aerostats and drones offered by our Drone Aviation subsidiary and enabled and operated in nearly any location in the world. We acquired VNC in July 2020.

●	Drone Aviation. Lighter Than Air Systems Corp., which does business under the name Drone Aviation (“Drone Aviation”), is based in Jacksonville, Florida and develops and manufactures cost-effective, compact and enhanced tethered unmanned aerial vehicles (UAVs), including lighter-than-air aerostats and drones that support surveillance sensors and communications networks. We acquired Drone Aviation in November 2019.

●	InduraPower, Inc. InduraPower Inc. (“InduraPower”) is a Tucson, Arizona-based developer and manufacturer of intelligent batteries and back-up power supplies for network systems and telecom nodes. It also provides power designs and batteries for the aerospace, marine and automotive industries. ComSovereign acquired InduraPower in January 2019.

●	Silver Bullet Technology, Inc. Silver Bullet Technology, Inc. (“Silver Bullet”) is a California-based engineering firm that designs and develops next generation network systems and components, including large-scale network protocol development, software-defined radio systems and wireless network designs. ComSovereign acquired Silver Bullet in March 2019.

●	Lextrum, Inc. Lextrum, Inc. (“Lextrum”) is a Tucson, Arizona-based developer of full-duplex wireless technologies and components, including multi-reconfigurable radio frequency (RF) antennae and software programs. This technology enables the doubling of a given spectrum band by allowing simultaneous transmission and receipt of radio signals on the same frequencies. ComSovereign acquired Lextrum in April 2019.

●	VEO (“VEO”), based in San Diego, California, is a research and development company innovating Silicon Photonics (SiP) technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment. ComSovereign acquired VEO in January 2019.

●	Sovereign Plastics LLC. Sovereign Plastics LLC (“Sovereign Plastics”), based in Colorado Springs, Colorado, operates as the material, component manufacturing and supply chain source for all of our subsidiaries, and also provides Plastics and metal components to third-party manufacturers. Its ability to rapidly prototype new product offerings and machine moldings, metals and Plastics castings has reduced the production cycle for many of our components from months to days. We acquired Sovereign Plastics in March 2020

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

We expect our total revenues for the year ending December 31, 2020 to materially exceed those of fiscal 2019 for the following reasons:

●	ComSovereign experienced working capital shortages during fiscal 2019 due in part to preparatory actions, including manufacturing line readiness and subsidiary integration actions, which impeded the ability of DragonWave to have products manufactured and shipped during the period. As of June 30, 2020, we had a backlog of orders for our mobile network backhaul products in the amount of $432,698 with the majority of the products shipped in the third quarter of 2020.

●	Our fiscal 2019 revenues did not include the 2019 revenues of Drone Aviation prior to November 27, 2019. In 2020, we will include all of the revenues of Drone Aviation in our consolidated results of operations.

●	During fiscal 2019, we received only nominal revenues from the sale of prototype intelligent battery back-up power solutions. In the fourth quarter of 2020, we expect to commence commercial production of our intelligent batteries for the telecom, aerospace and transportation industries, which we expect will increase our revenues in 2020 from the sale of those products.

During fiscal 2019, approximately 34% of our sales were to customers located outside of the United States, primarily in Saudi Arabia and Canada. We expect that, over the short term, the percentage of our sales to foreign customers will increase during the build-up of our domestic sales and service teams. Notwithstanding such percentage increase, we expect the sales of tethered aerostats and drones will primarily be to the domestic market customers, primarily to the U.S. government and its agencies, even if such systems are for integration into foreign locations.

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

Operating Expenses

We classify our operating expenses as research and development, sales and marketing, and general and administrative. Personnel costs are the primary component of each of these operating expense categories, which consist of cash-based personnel costs, such as salaries, sales commissions, benefits and bonuses. Additionally, we separate depreciation and amortization into its own category.

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

Provision for Income Taxes

On our condensed consolidated financial statements, a tax benefit of $1,686,145 was reported for the period January 10, 2019 (Inception) to June 30, 2019, but no tax benefit has been reported for the three or six months ended June 30, 2020, as the potential tax benefit is offset by a valuation allowance of the same amount. We have recorded a 100% valuation allowance against net deferred tax assets due to the uncertainty of their ultimate realization. Management assesses our deferred tax assets in each reporting period, and if it is determined that it is not more likely than not to be realized, we will record a change in our valuation allowance in that period.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,	January 10, 2019 (Inception) to June 30,
(Amounts in US$’s, except share data)	2020	2019	2020	2019
Revenue	$3,010,093	$985,997	$5,495,297	$1,002,911
Cost of Goods Sold	1,552,724	881,332	2,613,632	888,270
Gross Profit	1,457,369	104,665	2,881,665	114,641

Operating Expenses
Research and development	413,012	60,653	701,485	60.964
Sales and marketing	15,571	1,656	29,625	3,815
General and administrative	4,246,748	3,589,224	8,680,321	4,392,935
Depreciation and amortization	2,912.912	2,244,991	5,745,063	2,478,219
Total Operating Expenses	7,588,243	5,896,524	15,156,494	6,935,933
Net Operating Loss	(6,130,874)	(5,791,859)	(12,274,829)	(6,821,292)
Other Income (Expense)
Loss on investment	—	—	(24)	—
Foreign currency transaction (gain)/loss	(51,030)	242,226	39,788	242,226
Interest expense	(1,383,781)	(331,368)	(2,356,821)	(362,602)
Other income	—	197,089	663	197,089
Total Other Expenses	(1,434,811)	107,947	(2,316,394)	76,713
Net Loss Before Income Taxes	(7,565,685)	(5,683,912)	(14,591,223)	(6,744,579)
Deferred Tax Benefit	—	1,396,155	—	1,686,145
Net Loss	$(7,565,685)	$(4,287,757)	$(14,591,223)	$(5,058,434)
Basic and Diluted Loss Per Common Share:	$(0.06)	$(0.15)	$(0.11)	$(0.14)

Three and Six Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019 and the period January 10, 2019 (Inception) to June 30, 2019

From the date of its incorporation (January 10, 2019) until the date of its first acquisition, as described above, ComSovereign had no business operations. ComSovereign’s entire activity after its inception date through the date of consummation of the ComSovereign Acquisition was limited to the evaluation of and consummation of business acquisition transactions as well as preparatory actions, including manufacturing line readiness and subsidiary integration actions, which impeded the ability of DragonWave to have products manufactured and shipped during the period. For the period January 10, 2019 (Inception) to June 30, 2019, ComSovereign generated only nominal revenues.

Total Revenues

For the three months ended June 30, 2020, total revenues were $3,010,093 compared to $985,997 for the same period in 2019, which were derived primarily from mobile network backhaul products and to a lesser extent, from the sale of our aerostat products and accessories after November 27, 2019, the date of the ComSovereign Acquisition, and from the test-market sale of certain high-performance after-market models of our intelligent batteries.

 For the six months ended June 30, 2020, total revenues were $5,495,297 compared to $1,002,911 for the period January 10, 2019 (Inception) to June 30, 2019, which were derived primarily from mobile network backhaul products and to a lesser extent, from the sale of our aerostat products and accessories after November 27, 2019, the date of the ComSovereign Acquisition, and from the test-market sale of certain high-performance after-market models of our intelligent batteries.

Cost of Goods Sold and Gross Profit

For the three months ended June 30, 2020, cost of goods sold were $1,552,724 compared to $881,332 for the same period in 2019, which primarily consisted of the payment to our contact manufacturer for the production of our mobile network backhaul products and the materials, parts, and labor associated with the manufacturing of our aerostat products and accessories, and our intelligent batteries. Gross profit for the three months ended June 30, 2020 was $1,457,369 with a gross profit margin of 48% compared to $104,665 for the same period in 2019 with a gross profit margin of 11%.

For the six months ended June 30, 2020, cost of goods sold were $2,613,632 compared to $888,270 for the period January 10, 2019 (Inception) to June 30, 2019, which primarily consisted of the payment to our contact manufacturer for the production of our mobile network backhaul products and the materials, parts and labor associated with the manufacturing of our intelligent batteries. Gross profit for the six months ended June 30, 2020 was 2,881,665 with a gross profit margin of 52% for the same period compared to $114,641 for the period January 10, 2019 (Inception) to June 30, 2019 with a gross profit margin of 11% for the same period.

These changes in gross profit margin resulted primarily from the increased gross profit margin of DragonWave during the six months ended June 30, 2020 and the acquisitions of Drone Aviation and Sovereign Plastics on November 27, 2019 and March 6, 2020, respectively. As described above, for the period January 10, 2019 (Inception) to June 30, 2019, ComSovereign generated only nominal revenues. DragonWave’s sales and gross profit margin increased following the preparatory actions performed in 2019, including manufacturing line readiness and subsidiary integration actions.

Research and Development Expense

For the three months ended June 30, 2020, research and development expenses were $413,012 compared to $60,653 for the same period in 2019, which primarily consisted of payroll and related costs.

For the six months ended June 30, 2020, research and development expenses were $701,485 compared to $60,964 for the period January 10, 2019 (Inception) to June 30, 2019, which primarily consisted of payroll and related costs.

These increases in research and development expenses resulted from multiple new technology integration efforts across our subsidiaries, including expenses related to additional contracted engineering services teams.

Sales and Marketing Expense

For the three months ended June 30, 2020, sales and marketing expenses were $15,571 compared to $1,656 for the same period in 2019, which primarily consisted of payroll and related costs.

For the six months ended June 30, 2020, sales and marketing expense was $29,625 compared to $3,815 for the period January 10, 2019 (Inception) to June 30, 2019, which primarily consisted of payroll and related costs.

General and Administrative Expenses

For the three months ended June 30, 2020, general and administrative expenses were $4,246,748 compared to $3,589,224 for the same period in 2019. Such expenses primarily consisted of payroll and related costs of $2,129,164, business overhead costs of $238,921, professional fees of $1,333,897, rent of $286,103 and travel of $36,701 recorded in the second quarter of 2020 and payroll and related costs of $326,485, professional fees of $141,064, business overhead costs of $2,661,495 and rent of $29,393 recorded in the second quarter of 2019.

For the six months ended June 30, 2020, general and administrative expenses were $8,680,321 compared to $4,392,935 for the period January 10, 2019 (Inception) to June 30, 2019. Such expenses primarily consisted of payroll and related costs of $4,040,431, business overhead costs of $1,498,897, professional fees of $2,090,216, rent of $483,582 and travel of $118,249 recorded during the first six months of 2020 and payroll and related costs of $327,485, share-based compensation of $352,000 and professional fees of $865,547 recorded during the period January 10, 2019 (Inception) to June 30, 2019.

Depreciation and Amortization

For the three months ended June 30, 2020, depreciation and amortization were $2,910,423 compared to $2,241,991 for the same period in 2019, which primarily included $2,618,449 and $2,134,768 of amortization on definite-lived intangible assets, respectively, and $291,974 and $107,223 of depreciation on test equipment, research and development equipment, computer hardware, production fixtures and leasehold improvements, respectively.

For the six months ended June 30, 2020, depreciation and amortization were $5,745,063 compared to $2,478,219 for the period January 10, 2019 (Inception) to June 30, 2019, which primarily included $5,226,119 and $2,370,996 of amortization on definite-lived intangible assets, respectively, and $518,944 and $107,223 of depreciation on test equipment, research and development equipment, computer hardware, production fixtures and leasehold improvements, respectively.

Other Income and Expenses

For the three months ended June 30, 2020, total other expenses were $1,434,811 compared to total other income of $107,947 for the same period in 2019. This increase primarily consisted of $1,384,809 of interest expense and amortized discounts on our outstanding debt and a $51,030 loss on foreign exchange transactions partially offset by $1,048 of interest income recorded in the second quarter of 2020 and $331,368 of interest expense and amortized discounts on our outstanding debt, which was partially offset by a $242,226 gain on foreign exchange transactions and $197,089 of proceeds from the disposal of property and equipment recorded in the second quarter of 2019.

For the six months ended June 30, 2020, total other expenses were $2,316,394 compared to total other income of $76,713 for the period January 10, 2019 (Inception) to June 30, 2019. This increase primarily consisted of $2,356,821 of interest expense and amortized discounts on our outstanding debt and a $24 loss on our investments, which was partially offset by a $39,788 gain on foreign exchange transactions and $663 of proceeds from the disposal of property and equipment recorded during the first six months of 2020 and $362,602 of interest expense and amortized discounts on our outstanding debt, which was partially offset by a $242,226 gain on foreign exchange transactions and $197,089 of proceeds from the disposal of property and equipment recorded during the period January 10, 2019 (Inception) to June 30, 2019.

Provision for Income Taxes

For the three months ended June 30, 2020, there was no provision for income taxes due to an increase in the valuation allowance of $1,819,900 recorded on the total tax provision, because we believe that it is more likely than not that the tax asset will not be utilized during the next year.

Net Loss

For the three months ended June 30, 2020, we had a net loss of $7,565,685 compared to a net loss of $4,287,757 for the same period in 2019, related to the items described above.

For the six months ended June 30, 2020, we had net loss of $14,591,223 compared to a net loss of $5,058,434 for the period January 10, 2019 (Inception) to June 30, 2019, related to the items described above.

Going Concern

The accompanying unaudited consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the three months ended June 30, 2020, we generated negative cash flows from operations of $1,432,896 and had an accumulated deficit of $42,136,478 and negative working capital of $16,730,537.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund growth initiatives. We intend to position ourselves so that we will be able to raise additional funds through the capital markets and secure lines of credit. We anticipate an approximately $15,000,000 offering of equity securities in the third quarter of 2020.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2020, we had $368,685 in cash compared to $812,452 at December 31, 2019, a decrease of $443,767. As of June 30, 2020, we had $1,741,018 in accounts receivable compared to $2,168,659 at December 31, 2019, a decrease of $427,641 resulting from increased collections in the first six months of 2020.

As of June 30, 2020, we had total current assets of $7,430,226 and total current liabilities of $24,448,860, or negative working capital of $16,730,537, compared to total current assets of $8,665,369 and total current liabilities of $17,018,634, or negative working capital of $6,477,230 at December 31, 2019. This is a decline of more than $10,541,404 over the working capital balance at the end of 2019.

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

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. We have been investing in research and development in anticipation of increasing revenue opportunities in our cellular network solutions business, which has contributed to our losses from operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through June 30, 2021, including the reduction of certain general and administrative expenses such as travel, facilities cost and downsizing. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches the then-current revenue and expense levels. We also are evaluating other measures to further improve our liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party and third-party debt by converting such debt into common shares. Since April 2020, we entered into agreements with certain debt holders to extend the maturity dates on such debt. We are currently in discussions with potential investors regarding the sale of our equity securities to enhance our liquidity position. Our management believes that these actions will enable us to meet our liquidity requirements through June 30, 2021. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during the next 12 months.

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

We had capital expenditures of $34,065 during the six-month period ended June 30, 2020. We expect our capital expenditures for next 12 months will be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Line of Credit and Debt Agreements

Summary information with respect to our debt agreements or other credit facilities is set forth in Notes 15 and 23 of the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report.

Sources and Uses of Cash

(Amounts in US$’s)	For the Six Months Ended June 30, 2020	January 10, 2019 (Inception) to June 30, 2019
Cash flows (used in) provided by operating activities	$(1,432,896)	$(1,552,370)
Cash flows (used in) provided by investing activities	(537,175)	2,025,914
Cash flows (used in) provided by financing activities	1,526,304	7,692
Net increase/(decrease) in cash and cash equivalents	$(443,767)	$481,236

Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $1,432,896. Net cash used in operating activities primarily consisted of the net operating loss of $14,591,223 and gain on the sale of fixed assets of $663, which was partially offset by depreciation and amortization of $5,745,063, amortized discounts and debt issuance costs on our outstanding debt of $1,210,047 and right-of-use asset amortization of $267,835. Additionally, working capital changes provided $5,936,045 in cash during the period.

For the period January 10, 2019 (Inception) to June 30, 2019, cash used in operating activities was $1,552,370. Net cash provided by operating activities primarily consisted of the net operating loss of $5,058,434, which was partially offset by depreciation and amortization of $2,478,219, right-of-use asset amortization of $27,676 and $352,000 of shares issued for restricted stock awards. Additionally, working capital changes provided $819,682 in cash during the period.

Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was $537,175. Investing activities primarily consisted of the acquisition of the net assets of Fast Plastics Parts LLC for a purchase price of $829,347, representing cash paid on the closing date of $253,773 and short-term debt incurred to the sellers of $575,574, which was partially offset by proceeds from the disposal of property and equipment of $663, purchase of property and equipment of $34,065 and a note receivable for acquisition of $250,000.

For the period January 10, 2019 (Inception) to June 30, 2019, net cash provided by investing activities was $2,025,914. Investing activities primarily consisted of cash from ComSovereign’s acquisitions of VEO, InduraPower, Silver Bullett Technologies, DragonWave-X LLC and Lextrum, Inc.

Financing Activities

For the six months ended June 30, 2020, financing activities provided cash of $1,526,304. Financing activities primarily consisted of $4,079,548 of proceeds from the issuance of debt, which was offset by the repayment of $2,501,330 of debt and $3,413 principal payment on finance leases.

For the period January 10, 2019 (Inception) to June 30, 2019, cash used in financing activities was $7,692. Financing activities primarily consisted of repayment of debt.

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

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting as of and for the three months ended June 30, 2020, as compared to the internal control over financial reporting weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Securities Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the last two years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

On July 29, 2020, in connection with a loan made by an accredited investor to our company, we sold to such investor 91,841 shares of our common stock for a purchase price of $1.00 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

On or about August 4, 2020, we converted the accrued and unpaid interest payable on an outstanding promissory note held by an accredited investor into an aggregate of 11,448 shares of our common stock at a conversion price of $1.50 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

On or about August 4, 2020, an accredited investor converted the principal amount of two outstanding promissory notes held by such investor and all accrued interest thereon into an aggregate of 1,999,332 shares of our common stock at a conversion price of $1.00 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 3(a)(9) of the Securities Act, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

On or about August 5, 2020, we converted the principal amount of an outstanding promissory note held by an accredited investor and all accrued interest thereon into an aggregate of 55,915 shares of our common stock at a conversion price of $1.50 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

On August 6, 2020, we converted outstanding indebtedness owed to a consultant into an aggregate of 81,939 shares of our common stock at a conversion price of $1.25 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

On August 11, 2020, we issued to a consulting firm for services rendered 36,545 shares of our common stock that were valued at $1.174 per share and 34,527 shares of our common stock that were valued at $1.038 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

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

ComSovereign Holding Corp.

Date: August 21, 2020	/s/ Daniel L. Hodges
Daniel L. Hodges
Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2020	/s/ Brian Mihelich
Brian Mihelich
Chief Financial Officer
(Principal Financial Officer)