Form 10-Q
period 2020-09-30
ComSovereign Holding Corp.
filed 2020-11-20
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 20, 2020, there were 148,298,479 shares of registrant’s common stock outstanding.

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020, the three months ended September 30, 2019 and the period January 10, 2019 (inception date) to September 30, 2019.	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020, three months ended September 30, 2019 and the period January 10, 2019 (inception date) to September 30, 2019.	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and the period January 10, 2019 (inception date) to September 30, 2019.	6
	Notes to the Interim Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4	Controls and Procedures	48

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Default Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	50
	Signatures	51

i

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

(Amounts in US$’s, except share data)	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current Assets
Cash	$505,053	$812,452
Accounts receivable, net	893,407	2,168,659
Receivables – related party	—	1,595
Inventory, net	5,319,590	4,671,396
Prepaid expenses	589,387	916,729
Other current assets	96,168	94,538
Total Current Assets	7,403,605	8,665,369
Property and equipment, net	2,233,089	1,458,106
Operating lease right-of-use assets	2,891,113	2,199,682
Finance lease right-of-use-assets	73,576	—
Intangible assets, net	44,364,266	51,277,482
Goodwill	75,538,127	56,386,796
Other assets – long term	57,487	—
Total Assets	$132,561,263	$119,987,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,776,805	$2,245,704
Accrued interest	1,129,692	306,445
Accrued liabilities	1,803,640	1,383,008
Accrued liabilities – related party	366,601	461,254
Accrued payroll	2,543,006	1,050,703
Contract liabilities, current	199,488	149,923
Accrued warranty liability	181,797	195,138
Operating lease liabilities, current	659,789	467,979
Finance lease liabilities, current	55,046	—
Line of credit	—	2,000,000
Notes payable – related party	1,542,953	1,492,953
Current portion of long-term debt, net of unamortized discounts and debt issuance costs	13,123,317	5,389,492
Total Current Liabilities	26,382,134	15,142,599
Contract liabilities – long term	110,970	152,892
Operating lease liabilities – long term	2,360,575	1,744,569
Finance lease liabilities – long term	14,296	—
Total Liabilities	28,867,975	17,040,060
COMMITMENTS AND CONTINGENCIES (Note 21)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 143,817,614 and 128,326,243 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	14,382	12,833
Additional paid-in capital	156,196,213	130,553,180
Accumulated deficit	(52,467,307)	(27,545,255)
Accumulated other comprehensive loss	—	(23,383)
Treasury stock, at cost, 100,000 shares as of September 30, 2020 and December 31, 2019, respectively	(50,000)	(50,000)
Total Stockholders’ Equity	103,693,288	102,947,375
Total Liabilities and Stockholders’ Equity	$132,561,263	$119,987,435

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	January 10, 2019 (Inception) to September 30,
(Amounts in US$’s, except share data)	2020	2019	2020	2019
Revenue	$2,018,363	$2,573,431	$7,513,660	$3,576,342
Cost of Goods Sold	859,661	1,130,750	3,473,293	2,019,020
Gross Profit	1,158,702	1,442,681	4,040,367	1,557,322

Operating Expenses
Research and development (1)	561,942	118,635	1,263,427	179,599
Sales and marketing (1)	898	387	30,523	4,202
General and administrative (1)	4,471,121	4,634,711	13,151,442	9,027,646
Depreciation and amortization	2,908,572	2,440,581	8,653,635	4,918,800
Total Operating Expenses	7,942,533	7,194,314	23,099,027	14,130,247
Net Operating Loss	(6,783,831)	(5,751,633)	(19,058,660)	(12,572,925)
Other Income (Expense)
Interest expense	(3,349,964)	(1,598,732)	(5,707,840)	(1,961,334)
Other income (expense)	(128,754)	95,266	(128,778)	95,266
Loss on extinguishment of debt	(21,882)	—	(21,882)	—
Foreign currency transaction gain (loss)	(46,587)	(133,893)	(6,799)	108,333
Loss on investment	(24)	—	(24)	—
Interest income	213	7	1,268	7
Gain on the sale of assets	—	128,749	663	325,838
Total Other Expenses	(3,546,998)	(1,508,603)	(5,863,392)	(1,431,890)
Net Loss Before Income Taxes	(10,330,829)	(7,260,236)	(24,922,052)	(14,004,815)
Deferred Tax Benefit	—	1,815,059	—	3,501,204
Net Loss	$(10,330,829)	$(5,445,177)	$(24,922,052)	$(10,503,611)
Loss per common share:
Basic	$(0.08)	$(0.12)	$(0.19)	$(0.27)
Diluted	$(0.08)	$(0.12)	$(0.19)	$(0.27)
Weighted-average shares outstanding:
Basic	132,649,621	43,953,888	132,466,532	39,103,721
Diluted	132,649,621	43,953,888	132,466,532	39,103,721

(1)	These are exclusive of depreciation and amortization

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	January 10, 2019 (Inception) to September 30,
(Amounts in US$’s)	2020	2019	2020	2019
Net Loss	$(10,330,829)	$(5,445,177)	$(24,922,052)	$(10,503,611)
Other Comprehensive Income:
Foreign currency translation adjustment	21,699	—	23,383	(21,699)
Total Comprehensive Loss	$(10,309,130)	$(5,445,177)	$(24,898,699)	$(10,525,310)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2020 and For the Three Months Ended September 30, 2019 and for the period January 10, 2019 (Inception) to September 30, 2019

(Amounts in US$’s, except	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
share data)	Shares	Amount	Shares	Amount	Capital	Loss	Shares	Deficit	Equity
December 31, 2019	—	$—	128,326,243	$12,833	$130,553,180	$(23,383)	$(50,000)	$(27,545,255)	$102,947,375
Issuance of common stock for settlement of accounts payable	—	—	165,095	17	193,143	—	—	—	193,160
Issuance of common stock for debt issue costs	—	—	50,000	5	56,995	—	—	—	57,000
Foreign currency translation adjustment	—	—	—	—		1,684	—	—	1,684
Net loss	—	—	—	—	—	—	—	(7,025,538)	(7,025,538)
March 31, 2020	—	—	128,541,338	12,855	130,803,318	(21,699)	(50,000)	(34,570,793)	96,173,681
Issuance of common stock for exercise of warrants	—	—	283,530	28	2,807	—	—	—	2,835
Issuance of common stock for payment of accrued interest	—	—	21,196	2	38,362	—	—	—	38,364
Warrants issued in conjunction with debt agreements	—	—	—	—	44,323	—	—	—	44,323
Beneficial conversion feature	—	—	—	—	68,654	—	—	—	68,654
Net loss	—	—	—	—	—	—	—	(7,565,685)	(7,565,685)
June 30, 2020	—	—	128,846,064	12,885	130,957,464	(21,699)	(50,000)	(42,136,478)	88,762,172
Issuance of common stock for Virtual Network Communications Inc. acquisition	—	—	11,738,210	1,174	12,676,093	—	—	—	12,677,267
Issuance of options for Virtual Network Communications Inc. acquisition	—	—	—	—	2,261,275	—	—	—	2,261,275
Issuance of warrants for Virtual Network Communications Inc. acquisition	—	—	—	—	1,646,471	—	—	—	1,646,471
Issuance of common stock for debt issue costs	—	—	400,000	40	1,339,960	—	—	—	1,340,000
Issuance of warrants for debt issue costs	—	—	—	—	103,955	—	—	—	103,955
Beneficial conversion feature	—	—	—	—	567,345	—	—	—	567,345
Issuance of warrants in conjunction with debt agreements	—	—	—	—	149,448	—	—	—	149,448
Issuance of common stock for extinguishment of debt and interest	—	—	612,406	61	2,539,672	—	—	—	2,539,733
Issuance of common stock for conversion of debt	—	—	1,921,082	192	2,320,013	—	—	—	2,320,205
Share-based compensation	—	—	—	—	531,157	—	—	—	531,157
Issuance of common stock as vendor compensation	—	—	208,011	21	268,019	—	—	—	268,040
Issuance of warrants as vendor compensation	—	—	—	—	24,782	—	—	—	24,782
Common stock issued for cash	—	—	91,841	9	331,833	—	—	—	331,842
Non-cash contribution from Chief Executive Officer	—	—	—	—	478,726	—	—	—	478,726
Foreign currency translation adjustment	—	—	—	—		21,699	—	—	21,699
Net loss	—	—	—	—	—	—	—	(10,330,829)	(10,330,829)
September 30, 2020	—	$—	143,817,614	14,382	$156,196,213	$—	$(50,000)	$(52,467,307)	$103,693,288

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2020 and For the Three Months Ended September 30, 2019 and for the period January 10, 2019 (Inception) to September 30, 2019

(Amounts in US$’s, except	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
share data)	Shares	Amount	Shares	Amount	Capital	Loss	Shares	Deficit	Equity
January 10, 2019 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of founder shares at inception	—	—	27,890,000	2,789		—	—	—	2,789
Issuance of preferred stock for VEO, Inc. acquisition	1,500,000	150	—	—	13,214,850	—	—	—	13,215,000
Issuance of preferred stock for InduraPower, Inc. acquisition	800,000	80	—	—	7,047,920	—	—	—	7,048,000
Issuance of preferred stock for Silver Bullet Technology, Inc. acquisition	300,000	30	—	—	2,642,970	—	—	—	2,643,000
Share-based compensation	—	—	80,000	8	351,992	—	—	—	352,000
Net loss	—	—	—	—	—	—	—	(770,677)	(770,677)
March 31, 2019	2,600,000	260	27,970,000	2,797	23,257,732	—	—	(770,677)	22,490,112
Issuance of common stock for DragonWave-X LLC and Lextrum, Inc. acquisition	—	—	13,237,149	1,324	58,242,131	—	—	—	58,243,455
Foreign currency translation adjustment	—	—	—	—	—	(21,699)	—	—	(21,699)
Net loss	—	—	—	—	—	—	—	(4,287,757)	(4,287,757)
June 30, 2019	2,600,000	260	41,207,149	4,121	81,499,863	(21,699)	—	(5,058,434)	76,424,111
Issuance of common stock for cash	—	—	500,000	50	4,950	—	—	—	5,000
Issuance of warrants in conjunction with debt agreements	—	—	—	—	2,927,232	—	—	—	2,927,232
Issuance of common stock for debt issue costs	—	—	—	—	2,195,000	—	—	—	2,195,000
Beneficial conversion feature	—	—	—	—	855,550	—	—	—	855,550
Net loss	—	—	—	—	—	—	—	(7,260,236)	(7,260,236)
September 30, 2019	2,600,000	260	41,707,149	4,171	87,482,595	(21,699)	—	(12,318,670)	75,146,657

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Amounts in US$’s)	For the Nine Months Ended September 30, 2020	January 10, 2019 (Inception) to September 30, 2019
Cash flows from operating activities:
Net loss	$(24,922,052)	$(10,503,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	797,801	304,669
Amortization	7,847,434	4,614,131
Amortization of financing lease right-of-use asset	8,400	—
Operating lease expense	444,436	76,557
Bad debt expense	647,643	—
Gain on the sale of assets	(663)	—
Stock based compensation	531,157	—
Amortization of debt discounts and debt issuance costs	4,287,794	—
Other, net	292,823	360,255
Loss on extinguishment of debt	21,882	—
Changes in assets and liabilities:
Accounts receivable	627,609	(654,169)
Inventory	(322,361)	(460,852)
Prepaids	354,768	(1,708,911)
Other current assets	(248,447)	(3,983,220)
Accounts payable	2,719,261	(2,545,190)
Accrued liabilities	420,632	1,415,744
Accrued interest	1,079,067	413,097
Deferred revenue	7,643	(109,044)
Operating lease liabilities	(273,903)	(77,565)
(Repayments)/advances from related party	(94,653)	1,086,316
Other current liabilities	1,478,963	114,730
Other non-current assets	(168,100)	—
Net cash (used in) operating activities	(4,462,866)	(11,657,063)
Cash flows from investing activities:
Acquisition of net assets	(3,146,500)	1,629,519
Purchases of property and equipment	(96,852)	—
Proceeds from disposal of property and equipment	663	—
Net cash (used in) provided by investing activities	(3,242,689)	1,629,519
Cash flows from financing activities:
Principal payment on finance lease	(12,634)	—
Proceeds from issuance of related party note	1,950,000	200,000
Payment on line of credit	(2,000,000)	—
Proceeds from sale of common stock	331,842	5,000
Proceeds from issuance of debt	8,008,026	11,152,733
Proceeds from issuance of warrant	200	—
Repayment of debt	(902,661)	(646,580)
Net cash provided by financing activities	7,374,773	10,711,153
Effect of exchange rates on cash	23,383	(21,699)
Net (decrease)/increase in cash and cash equivalents	(307,399)	661,910
Cash and cash equivalents, beginning of period	812,452	—
Cash and cash equivalents, end of period	$505,053	$661,910

Supplemental disclosures of cash flow information:
Cash paid during the period:
Taxes	$—	$—
Interest	367,321	13,787
Non-cash operating activities:
Issuance of common stock as vendor compensation	268,040	352,000
Issuance of common stock for interest paid-in-kind	261,866	—
Issuance of common stock as settlement on accounts payable	193,160	—
Issuance of warrants as vendor compensation	24,782	—
Settlement of VNC notes receivable and related interest receivable pre-existing relationship	251,247	—
Non-cash investing and financing activities:
Issuance of common stock for Virtual Network Communications, Inc. acquisition	12,677,267	—
Issuance of warrants for Virtual Network Communications Inc. acquisition	2,261,275	—
Issuance of options for Virtual Network Communications Inc. acquisition	1,646,471	—
Issuance of common stock for extinguishment of debt	2,343,400	—
Issuance of preferred stock for VEO, Inc. acquisition	—	13,215,000
Issuance of preferred stock for InduraPower, Inc. acquisition	—	7,048,000
Issuance of preferred stock for Silver Bullet Technology, Inc. acquisition	—	2,643,000
Issuance of common stock for Lextrum, Inc. acquisition	—	16,162,064
Issuance of common stock for DragonWave-X LLC acquisition	—	42,081,392
Issuance of common stock for conversion of debt	285,714	—
Issuance of common stock for conversion of related party note	1,900,000	—
Issuance of common stock as payment-in-kind of default penalty	97,322	—
Issuance of founder shares at inception	—	2,789
Issuance of common stock as debt issuance costs	1,397,000	2,195,000
Issuance of warrants as debt issuance costs	103,755	—
Issuance of warrants in exchange for note receivable	2,835	—
Issuance of warrants in conjunction with debt agreements	193,771	2,927,232
Beneficial conversion feature	635,999	855,550
Recognition of operating right-of-use asset and liability	—	517,208
Recognition of operating right-of-use asset and liability rent abatement	151,565	—
Debt incurred to sellers for Fast Plastics Parts LLC and Spring Creek Manufacturing, Inc. acquisition	575,574	—
Contribution from Chief Executive Officer of common stock as debt issuance costs	478,726	—

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

COMSovereign Holding Corp., formerly known as Drone Aviation Holding Corp. (the Company), provides technologically advanced telecom solutions to network operators, mobile device carriers, governmental units and other enterprises worldwide. The Company has assembled a portfolio of communications, power, and niche technologies, capabilities, and products that enable upgrading latent 3G networks to 4G and 4G-LTE networks and will facilitate the rapid rollout of the 5G and “next-Generation” (“nG”) networks of the future. The Company focuses on special capabilities, including signal modulations, antennae, software, hardware, and firmware technologies that enable increasingly efficient data transmission across the electromagnetic spectrum. The Company’s product solutions are complemented by a broad array of services including technical support, systems design and integration, and sophisticated research and development programs. Since the Company’s business operations are in the early stages and the Company has a limited operating history as a consolidated company, the Company may be susceptible to numerous risks, uncertainties, expenses and difficulties associated with early-stage enterprises as outlined in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. While the Company competes globally on the basis of its innovative technology, broad product offerings, high-quality and cost-effective customer solutions, as well as the scale of its global customer base and distribution, the Company’s primary focus is on the North American telecom infrastructure and service market. The Company believes it is in a unique position to rapidly increase its near-term domestic sales as it is among the few U.S.-based providers of telecommunications equipment and services.

Corporate History

The Company was incorporated in Nevada on April 17, 2014. On June 3, 2014, the Company acquired Drone Aviation Corp. through a share exchange transaction, and on March 26, 2015, Drone Aviation Corp. merged with and into the Company. As a result of the share exchange and merger with Drone Aviation Corp., the Company acquired Drone Aviation Corp.’s subsidiary, Lighter Than Air Systems Corp. (“LTAS”), which does business under the name Drone Aviation.

On November 27, 2019, the Company completed the acquisition (the “ComSovereign Acquisition”) of ComSovereign Corp., a Delaware corporation (“ComSovereign”) in a stock-for-stock transaction with a total purchase price of approximately $75 million. The ComSovereign Acquisition was treated as a reverse merger for accounting purposes under U.S. GAAP with ComSovereign as the accounting acquirer and the Company as the accounting acquiree. As a result, our Condensed Consolidated Financial Statements included in this Quarterly Report are those of ComSovereign for the three months ended September 30, 2019 and the period January 10, 2019 (Inception) to September 30, 2019 and those of the Company for the three-and nine-month periods ended September 30, 2020. The operations of our pre-acquisition business, which consisted primarily of the operations of Drone Aviation, are included in our consolidated operating results only for the three-and nine-month periods ended September 30, 2020.

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

On March 4, 2019, ComSovereign acquired the capital stock of Silver Bullet Technology, Inc. (“Silver Bullet”), a California-based engineering firm that designs and develops next generation network systems and components, including self-organizing network protocol development, software-defined radio systems, and wireless communications systems.

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

On April 1, 2019, ComSovereign acquired the capital stock of Lextrum Inc. (“Lextrum”), a Tucson, Arizona-based developer of in band full-duplex wireless technologies and components, including multi-reconfigurable RF antennae and software programs. Lextrum’s duplexing technology enables capacity doubling in a given spectrum band by allowing simultaneous transmission and receipt of radio signals on the same frequencies.

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

On July 6, 2020, the Company completed its acquisition (the “VNC Acquisition”) of Virtual Network Communications Inc., a Virginia corporation (“VNC”), pursuant to an Agreement and Plan of Merger and Reorganization dated as of May 21, 2020 (the “Merger Agreement”), by and among the Company and its wholly-owned subsidiaries, CHC Merger Sub 7, Inc. and VNC Acquisition LLC, VNC and Mohan Tammisetti, solely in his capacity as the representative of the security holders of VNC. VNC is an edge centric wireless telecommunications technology developer and equipment manufacturer of both 4G LTE Advanced and 5G capable radio equipment.  VNC designs, develops, manufactures, markets, and supports a line of network products for wireless network operators, mobile virtual network operators, cable TV system operators, and government and business enterprises that enable new sources of revenue, and reduce capital and operating expenses.  VNC is reinventing how wireless networks service mission-critical communications for Public Safety, Homeland Security, Department of Defense and commercial Private Network users.  We envision the future of virtualized micro networks blanketing the globe without expensive terrestrial based radio towers and building installation. VNC’s patented technology virtualizes entire LTE Advanced and 5G core and radio solutions.  Our products eliminate much of the costly backbone equipment of telecom networks. VNC also has developed rapidly deployable, tactical systems that can be combined with the tethered aerostats and drones, including from COMSovereign’s Drone Aviation subsidiary, enabling operating in nearly any location in the world.

Each of the Company’s subsidiaries was acquired to address a different opportunity or segment within the North American telecom infrastructure and service market.

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Security and Exchange Commission (SEC) for interim financial information. As a result, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial positions, results of operations and cash flows for such periods. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the Company’s results of operations, financial position or cash flows that may be expected for the full fiscal year or future operating periods. The unaudited Condensed Consolidated Financial Statements included herein should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The unaudited consolidated financial statements as of, and for the three- and nine-month periods ended, September 30, 2020 include the accounts of the Company and its wholly-owned subsidiaries: Drone AFS Corp., Lighter Than Air Systems Corp., DragonWave, Lextrum, Silver Bullet, VEO, InduraPower, Sovereign Plastics, and VNC. All intercompany transactions and accounts have been eliminated.

Reclassifications

Certain immaterial December 31, 2019 amounts have been reclassified to be consistent with the current period presentation.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical factors, current circumstances and the experience and judgment of management. The Company evaluates its estimates, assumptions and judgments on an ongoing basis and may employ outside experts to assist in making these evaluations. Hence, changes in such estimates, based on more accurate information or different assumptions or conditions may cause actual results to differ from those estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the three months ended September 30, 2020, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Accounting Standards Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for certain convertible instruments and contracts in an entity’s own equity. As a smaller reporting entity, this standard will become effective for fiscal years beginning after December 15, 2023, including interim periods within those years. The Company is currently evaluating the potential impact ASU 2020-06 will have on our Condensed Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This guidance provides optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments that use LIBOR as a reference rate and is effective upon issuance through December 31, 2022. The Company is currently evaluating the potential impact of this ASU will have on our Condensed Consolidated Financial Statements throughout the effective period.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws and rate changes. ASU 2019-12 will be effective for the Company in the fiscal years beginning after December 15, 2020 and for interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the potential impact that adopting this ASU will have on our Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard will become effective for annual periods beginning after December 15, 2022 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact the adoption of this ASU will have on our Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This standard will become effective for interim and annual periods beginning after December 15, 2022 and earlier adoption is permitted. The Company is currently evaluating the potential impact the adoption of this ASU will have on our Condensed Consolidated Financial Statements.

3. GOING CONCERN

U.S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying unaudited consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2020, the Company generated negative cash flows from operations of $4,462,867 and had an accumulated deficit of $52,467,306 and negative working capital of $18,978,529.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets and secure lines of credit. The Company anticipates an approximate $20,000,000 offering of equity securities in the fourth quarter of 2020. The Company’s fiscal operating results, accumulated deficit, and negative working capital, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. Nevertheless, the Company believes the fundraising actions outlined above, and its future operating cash flows, will enable it to meet its liquidity requirements through September 2021. There can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake, and the failure of the Company to raise additional capital could adversely affect its future operations and viability.

4. REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three and nine months ended September 30, 2020 and for the three months ended September 30, 2019 and the period January 10, 2019 (Inception) to September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,	January 10, 2019 (Inception) to September 30,
(Amounts in US$’s)	2020	2019	2020	2019
Timing of revenue recognition:
Services and products transferred at a point in time	$1,941,239	$1,824,924	$7,056,659	$2,289,249
Services and products transferred over time	77,124	748,507	457,001	1,287,093
Total revenue	$2,018,363	$2,573,431	$7,513,660	$3,576,342

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three and nine months ended September 30, 2020 and for the three months ended September 30, 2019 and the period January 10, 2019 (Inception) to September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,	January 10, 2019 (Inception) to September 30,
(Amounts in US$’s)	2020	2019	2020	2019
Revenue by products and services:
Products	$1,726,425	$1,824,924	$6,298,041	$2,289,249
Services	291,938	748,507	1,215,619	1,287,093
Total revenue	$2,018,363	$2,573,431	$7,513,660	$3,576,342

Revenue by geographic destination consisted of the following for the three and nine months ended September 30, 2020 and for the three months ended September 30, 2019 and the period January 10, 2019 (Inception) to September 30, 2019:

	Three Months Ended September 30,		Nine months Ended September 30,	January 10, 2019 (Inception) to September 30,
(Amounts in US$’s)	2020	2019	2020	2019
Revenue by geography:
North America	$1,830,967	$2,466,473	$6,755,717	$2,669,728
International	187,396	106,958	757,943	906,614
Total revenue	$2,018,363	$2,573,431	$7,513,660	$3,576,342

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of September 30, 2020, the Company did not have a contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

(Amounts in US$’s)	Total
Balance at December 31, 2019	$302,815
Increase	7,643
Balance at September 30, 2020	$310,458

The increase in contract liabilities during the nine months ended September 30, 2020 was primarily due to invoiced amounts that did not yet meet the revenue recognition criteria, partially offset by the revenue recognition criteria being met for previously deferred revenue. The amount of revenue recognized in the nine months ended September 30, 2020 that was included in the prior period contract liability balance was $156,937. This revenue consisted of services provided to customers who had been invoiced prior to the current year.

 5. EARNINGS (LOSS) PER SHARE

The Company accounts for earnings or loss per share pursuant to Accounting Standards Codification (“ASC”) 260, Earnings Per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options, restricted stock awards and warrants for each period.

There were no adjustments to net loss, the numerator, for purposes of computing basic earnings per share. The following table sets out the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine months Ended September 30,	January 10, 2019 (Inception) to September 30,
(Amounts in US$’s, except share data)	2020	2019	2020	2019
Numerator:
Net Loss	$(10,330,829)	$(7,260,236)	$(24,922,052)	$(12,318,670)
Numerator for basic earnings per share – loss available to common shareholders	$(10,330,829)	$(7,260,236)	$(24,922,052)	$(12,318,670)
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	132,649,621	43,953,888	132,466,532	39,103,271
Dilutive effect of warrants and options	—	—	—	—
Denominator for diluted earnings per share - weighted average common shares outstanding and assumed conversions	132,649,621	43,953,888	132,466,532	39,103,271
Basic loss per common share	$(0.08)	$(0.17)	$(0.19)	$(0.32)
Diluted loss per common share	$(0.08)	$(0.17)	$(0.19)	$(0.32)

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

6. CASH AND CASH EQUIVALENTS

Cash and cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions, including all short-term, highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2020 and December 31, 2019.

Cash and cash equivalents consisted of the following as of September 30, 2020 and December 31, 2019:

(Amounts in US$’s)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$505,053	$812,452
Total cash and cash equivalents in the Statement of Cash Flows	$505,053	$812,452

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

Accounts receivable consisted of the following as of September 30, 2020 and December 31, 2019:

(Amounts in US$’s)	September 30, 2020	December 31, 2019
Account receivables	$2,547,763	$2,859,489
Less: Allowance for doubtful accounts	(1,654,356)	(690,830)
Total account receivables, net	$893,407	$2,168,659

Bad debt expense totaled $647,643 for the three- and nine-months ended September 20, 2020. There was no bad debt expense for the period from inception through September 30, 2019.

During 2020, LTAS entered into an accounts receivable purchase and security agreement. The Company utilizes this agreement to factor, with full recourse, certain accounts receivable of one specific customer of LTAS on an invoice-by-invoice basis at the LTAS’s discretion. This agreement allows LTAS to obtain 85% of the value of each invoice factored in the form of cash in advance of payment to help finance operations. Payment on factored invoices are made directly to the counterparty, who in turn remits any funds remaining after it recovers the amount advanced to the LTAS and fees for the transaction. The transfers of financial assets do not qualify under ASC 860 as sale transactions and are accounted for as if they were secured borrowings. LTAS continues to report the transferred financial asset in its statement of financial position while recognizing any cash received as an obligation to return the cash to the transferee. LTAS’s continuing involvement with all transferred financial assets relative to this agreement consists of (1) the full recourse provisions of the contract, (2) participation in additional future cashflows from the full payment of the invoice, and (3) the unconditional guarantee of ComSovereign. At September 30, 2020, the amount of accounts receivable that has been pledged as security interest under the factoring arrangement totaled $68,347 and the corresponding liability totaled $58,095.

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

Inventory consisted of the following as of September 30, 2020 and December 31, 2019:

(Amounts in US$’s)	September 30, 2020	December 31, 2019
Raw materials	$1,775,498	$1,041,256
Work in progress	873,050	1,566,147
Finished goods	3,796,555	3,060,518
Total inventory	6,445,103	5,667,921
Reserve	(1,125,513)	(996,525)
Total inventory, net	$5,319,590	$4,671,396

9. PREPAID EXPENSES

Prepaid expenses consisted of the following as of September 30, 2020 and December 31, 2019:

(Amounts in US$’s)	September 30, 2020	December 31, 2019
Prepaid products and services	$420,077	$873,617
Prepaid rent and security deposit	169,310	43,112
	$589,387	$916,729

10. PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost when acquired. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Asset Type	Useful Life
Test equipment, research and development equipment	4-5 years
Computer hardware	2 years
Production fixtures	3 years
Leasehold improvements	Shorter of remaining lease term or 5 years
Other	3-5 years

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.

Property and equipment, net consisted of the following as of September 30, 2020 and December 31, 2019:

(Amounts in US$’s)	September 30, 2020	December 31, 2019
Shop machinery and equipment	$9,481,183	$8,100,667
Computers and electronics	579,875	558,561
Office furniture and fixtures	348,911	341,214
Leasehold improvements	274,313	222,332
	10,684,282	9,222,774
Less - accumulated depreciation	(8,451,193)	(7,764,668)
	$2,233,089	$1,458,106

For the nine months ended September 30, 2020, the Company invested $96,852 in capital expenditures.

The Company recognized $278,857 and $197,446 of depreciation expense for the three months ended September 30, 2020 and 2019, respectively, and $797,801 and $304,669 for the nine months ended September 30, 2020 and the period January 10, 2019 (Inception) to September 30, 2019, respectively.

11. LEASES

Operating Leases

The Company determines, at contract inception, whether or not an arrangement contains a lease.

The Company has operating leases for office, manufacturing and warehouse space, along with office equipment. Amounts recognized as of September 30, 2020 and December 31, 2019 for operating leases were as follows:

(Amounts in US$’s)	September 30, 2020	December 31, 2019
Operating lease ROU assets	$2,891,113	$2,199,682
Operating lease liability	$3,020,364	$2,212,548

During the nine months ended September 30, 2020, the Company recognized three months of rent abatement and also applied a portion of a security deposit balance towards two months of future rent for its executive office located at 5000 Quorum Drive, Dallas, TX 75254, resulting in a reduction of the right-of-use asset and lease liability by $151,565. Recognition of the security deposit balance towards two months of future rent also resulted in an increase of the right-of-use asset by $54,148.

As part of the acquisition of the business of Sovereign Plastics transaction on March 6, 2020, the Company assumed a lease for 23,300 square feet of flexible office space with a remaining term of approximately 62 months that will expire on May 30, 2025. A right-of-use asset and lease liability for $1,048,058 was recorded on March 6, 2020. Monthly payments range from $17,600 to $20,903 during the life of the lease. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms. The lease agreement has no renewal option.

On August 14, 2020, the Company amended its lease for 5,533 square feet of office space in Jacksonville, Florida, that originally expired on July 31, 2020, to extend the term for an additional 36-months through July 31, 2023. A right-of-use asset and lease liability for $161,328 was recorded on the commencement date of August 1, 2020. Monthly payments range from $4,786 to $5,078 over the extended lease term. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate. The lease agreement has no renewal option.

On September 17, 2020, the Company entered into a 63-month lease of office equipment. The lease commenced on September 29, 2020 and will expire on December 29, 2025. A right-of-use asset and lease liability for $23,898 was recorded on the commencement date of September 29, 2020. Monthly payments are $529 during the life of the lease, excluding a lease incentive of $1,750 payable at lease commencement. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate. The renewal periods were not included in the analysis of the right-to-use asset and lease liability as the Company does not consider them to be reasonably certain of being exercised, as comparable equipment could generally be identified for comparable lease rates, without the Company incurring significant costs.

Other information related to the Company’s operating leases are as follows:

(Amounts in US$’s)	For the nine months ended September 30, 2020
Operating lease ROU Asset – December 31, 2019	$2,199,682
Increase	1,287,432
Decrease	(151,565)
Amortization	(444,436)
Operating lease ROU Asset – September 30, 2020	$2,891,113

Operating lease liability – December 31, 2019	$2,212,548
Increase	1,233,284
Decrease	(151,565)
Amortization	(273,903)
Operating lease liability – September 30, 2020	$3,020,364

Operating lease liability – short term	$659,789
Operating lease liability – long term	2,360,575
Operating lease liability – total	$3,020,364

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s operating leases as of September 30, 2020 and December 31, 2019, respectively:

(Amounts in US$’s)	September 30, 2020	December 31, 2019
Weighted average remaining lease term	4.44 years	4.56 years
Weighted average discount rate	5.99%	6.50%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Condensed Consolidated Balance Sheet as of September 30, 2020:

(Amounts in US$’s)	Operating Leases

Remainder of 2020	$188,633
2021	805,765
2022	699,255
2023	713,647
2024	641,648
Thereafter	377,459
Total minimum lease payments	3,426,407
Less: effect of discounting	(406,043)
Present value of future minimum lease payments	3,020,364
Less: current obligations under leases	(659,789)
Long-term lease obligations	$2,360,575

Finance Leases

As part of the acquisition of the business of Sovereign Plastics transaction on March 6, 2020, the Company assumed a finance lease for certain equipment with a remaining term of approximately 20 months. The finance lease includes a bargain purchase option of $1 for the equipment at the end of the term on October 1, 2021. A right-of-use asset and lease liability for $18,009 was recorded on March 6, 2020. Monthly payments are $964.76 during the life of the lease, excluding the bargain purchase option. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate.

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

On July 19, 2020, the Company entered into a 12-month finance lease for certain equipment, with a commencement date of August 6, 2020. The finance lease transfers ownership of the equipment to the Company at the end of the term on August 6, 2021. A right-of-use asset and lease liability for $28,405 was recorded on August 6, 2020. Monthly payments range from $2,473 to $2,498.66 during the life of the lease. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate.

Other information related to the Company’s finance leases are as follows:

(Amounts in US$’s)	For the nine months ended September 30, 2020
Finance lease ROU Asset – December 31, 2019	$—
Increase	81,976
Amortization	(8,400)
Finance lease ROU Asset – September 30, 2020	$73,576

Finance lease liability – December 31, 2019	$—
Increase	81,976
Interest accretion	1,063
Payment	(13,697)
Finance lease liability – September 30, 2020	$69,342

Finance lease liability – short term	$55,046
Finance lease liability – long term	14,296
Finance lease liability – total	$69,342

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s finance leases as of September 30, 2020 and December 31, 2019, respectively:

(Amounts in US$’s)	September 30, 2020	December 31, 2019
Weighted average remaining lease term	1.32 years	—
Weighted average discount rate	4.18%	—%

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of September 30, 2020 approximated their fair value due to their short-term nature.

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

VEO Purchase Price

(Amounts in US$’s, except share data)	Consideration
Number of Preferred Series A shares paid	1,500,000
Per share value	$8.81
Purchase price	$13,215,000

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

InduraPower Purchase Price

(Amounts in US$’s, except share data)	Consideration
Number of Preferred Series A shares paid	800,000
Per share value	$8.81
Purchase price	$7,048,000

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

Silver Bullet Purchase Price

(Amounts in US$’s, except share data)	Consideration
Number of Preferred Series A shares paid	300,000
Per share value	$8.81
Purchase price	$2,643,000

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

DragonWave and Lextrum Purchase Price

(Amounts in US$’s, except share data)	Consideration
Number of common stock shares paid	13,237,149
Per share value	$4.40
Purchase price	$58,243,456
DragonWave	$42,081,392
Lextrum	$16,162,064

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

Fast Plastic Parts, LLC and Spring Creek Manufacturing, Inc. Acquisition

On March 6, 2020, Sovereign Plastics completed the acquisition of the net assets of Fast Plastic Parts, LLC and 100% of the shares of common stock of Spring Creek Manufacturing, Inc. The consideration paid was the purchase price of $829,347, representing cash paid on the closing date of $253,773 and short-term debt incurred to the sellers of $575,574. Based in Colorado Springs, Colorado, the acquired business occupies a 23,300-square-foot manufacturing facility that houses a full-production machine shop, a comprehensive line of state-of-the-art plastic injection molding machinery, as well as light-assembly fulfilment and packaging lines serving customers 24x7. To finance the cash paid on the closing date and a portion of the short-term debt incurred, the Company entered into a new promissory note with an unaffiliated lender in the principal amount of $500,000 for proceeds of $446,000 that matures on December 5, 2020 and issued 50,000 shares of common stock. See Note 15 for further discussion of the promissory note. The Company expensed acquisition-related costs of $25,714 in the nine months ended September 30, 2020, which is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at September 30, 2020:

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

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis and working capital, as the Company has not yet completed the detailed valuation analyses as of the filing date of this Form 10-Q.

Virtual Network Communications, Inc.

On July 6, 2020, the Company completed its acquisition (the “VNC Acquisition”) of Virtual Network Communications Inc., a Virginia corporation (“VNC”), pursuant to an Agreement and Plan of Merger and Reorganization dated as of May 21, 2020 (the “Merger Agreement”), by and among the Company and its wholly-owned subsidiaries, CHC Merger Sub 7, Inc. and VNC Acquisition LLC, VNC and Mohan Tammisetti, solely in his capacity as the representative of the security holders of VNC. VNC is an edge centric wireless telecommunications technology developer and equipment manufacturer of both 4G LTE Advanced and 5G capable radio equipment.  VNC designs, develops, manufactures, markets, and supports a line of network products for wireless network operators, mobile virtual network operators, cable TV system operators, and government and business enterprises that enable new sources of revenue, and reduce capital and operating expenses.  VNC is reinventing how wireless networks service mission-critical communications for Public Safety, Homeland Security, Department of Defense and commercial Private Network users.  We envision the future of virtualized micro networks blanketing the globe without expensive terrestrial based radio towers and building installation. VNC’s patented technology virtualizes entire LTE Advanced and 5G core and radio solutions.  Our products eliminate much of the costly backbone equipment of telecom networks. VNC also has developed rapidly deployable, tactical systems that can be combined with the tethered aerostats and drones, including from COMSovereign’s Drone Aviation subsidiary, enabling operating in nearly any location in the world.

In connection with the VNC acquisition, the total preliminary purchase price consideration amounted to $19,728,987, representing (i) cash paid on the closing date of $2,892,727, (ii) 11,738,210 shares of the Company’s common stock with a fair value of $12,677,267 or $1.08 per share, of which an aggregate of 4,000,000 shares is being held in an escrow fund for purposes of satisfying any post-closing indemnification claims of the former VNC security holders under the Merger Agreement, (iii) options to purchase an aggregate 2,525,506 shares of the Company’s common stock with a fair value of $2,261,275, (iv) warrants to purchase an aggregate 1,736,284 shares of the Company’s common stock with a fair value of $1,646,471, and (v) settlement of a note receivable and related interest receivable pre-existing relationship in the amount of $251,247.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at September 30, 2020:

(Amounts in US$’s)	Fair Value
Inventory	$157,727
Prepaid expenses	15,000
Intangible assets:
Goodwill	19,151,331
Technology	23,992
Licenses	410,000
Total assets	19,758,050
Accounts payable and other accrued liabilities	5,000
Interest payable	35
Note payable	24,028
Total purchase consideration	$19,728,987

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis and working capital, as the Company has not yet completed the detailed valuation analyses as of the filing date of this Form 10-Q.

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. For the nine months ended September 30, 2020, the Company recorded no impairments.

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2020:

(Amounts in US$’s)	Total
Balance at December 31, 2019	$56,386,796
Balance at September 30, 2020	$75,538,127

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of September 30, 2020 and December 31, 2019:

(Amounts in US$’s)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trade names	$5,643,204	$(489,222)	$5,153,982
Licenses	—	—	—
Technology	32,800,000	(4,308,333)	28,491,667
Customer relationships	15,110,792	(2,054,894)	13,055,898
Intellectual property	3,729,537	(51,799)	3,677,738
Noncompete	937,249	(39,052)	898,197
Total definite-lived intangible assets at December 31, 2019	$58,220,782	$(6,943,300)	$51,277,482
Trade names	$5,643,204	$(1,093,884)	$4,549,320
Licenses	410,000	—	410,000
Technology	32,823,992	(8,408,374)	24,415,618
Customer relationships	15,611,018	(4,379,965)	11,231,053
Intellectual property	3,729,537	(517,991)	3,211,546
Noncompete	937,249	(390,520)	546,729
Total definite-lived intangible assets at September 30, 2020	$59,155,000	$(14,790,734)	$44,364,266

Amortization expense of intangible assets was $2,621,315 and $2,243,135 for the three months ended September 30, 2020 and 2019, respectively, and $7,847,434 and $4,614,131 for the nine months ended September 30, 2020 and the period January 10, 2019 (Inception) to September 30, 2019, respectively.

As of September 30, 2020, assuming no additional amortizable intangible assets, the expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter was as follows:

(Amounts in US$’s)	Estimated
Remainder of 2020	$2,637,033
2021	10,508,774
2022	10,079,202
2023	10,079,202
2024	8,024,308
2025	2,621,877
2026	378,187
2027	35,683

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

Long-term debt consisted of the following as of September 30, 2020 and December 31, 2019:

		September 30, 2020		December 31, 2019
(Amounts in US$’s)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Secured Notes Payable
Secured note payable*	February 28, 2020	$788,709	12.5%	$788,709	8.5%
Secured note payable*	March 1, 2022	186,709	9.0%	224,288	9.0%
Secured note payable*	September 1, 2021	18,980	7.9%	21,571	7.9%
Secured note payable	November 26, 2021	2,000,000	9.0%	2,000,000	9.0%
Secured note payable	December 26, 2020	211,667	78.99%	—	—
Secured note payable*	September 15, 2020	855,120	36.0%	—	—
Secured note payable*	October 15, 2020	2,007,971	5.0%	—	—
Total secured notes payable		6,069,156		3,034,568

Notes Payable
Equipment financing loan	September 15, 2020	—	—	3,828	8.8%
Note payable	July 9, 2019	—	—	200,000	18.0%
Note payable	September 1, 2019	—	—	200,000	18.0%
Note payable*	September 30, 2020	500,000	10.0%	500,000	10.0%
Note payable*	September 30, 2020	175,000	10.0%	175,000	10.0%
Note payable*	August 31, 2020	3,500,000	12.0%	5,000,000	10.0%
Note payable	July 9, 2019	—	—	200,000	18.0%
Notes payable*	December 6, 2019	66,700	18.0%	450,100	18.0%
Note payable	November 30, 2020	500,000	0.0%	—	—
Notes payable*	June 30, 2020	379,588	0.0%	—	—
Notes payable*	June 30, 2020	165,986	0.0%	—	—
Note payable*	February 16, 2023	83,309	3.0%	—	—
Equipment financing loan*	November 9, 2023	61,287	8.5%	—	—
Equipment financing loan*	December 19, 2023	89,912	6.7%	—	—
Equipment financing loan*	January 17, 2024	41,390	6.7%	—	—
Note payable*	September 30, 2020	290,000	0.0%	—	—
Note Payable*	October 13, 2020 through November 30, 2020	1,200,000	15.0 – 18.0%	—	—
PPP loans	April 30, 2022 through May 26, 2022	455,184	1.0%	—	—
PPP loan	May 14, 2022	24,028	1.0%	—	—
PPP loan	August 11, 2025	103,659	1.0%	—	—
Total notes payable		7,636,043		6,728,928

Senior Debentures
Senior debenture*	December 31, 2019	84,000	15.0%	100,000	15.0%
Total senior debentures		84,000		100,000

Convertible Notes Payable
Convertible note payable*	January 29, 2021	374,137	24.0%	—	—
Convertible note payable	November 20, 2020	1,700,000	5.0%	—	—
Total convertible notes payable		2,074,137		—	—

Senior Convertible Debentures
Senior convertible debenture	December 31, 2019	—	—	25,000	15.0%
Senior convertible debenture	December 31, 2021	250,000	10.0%	250,000	10.0%
Senior convertible debenture	November 30, 2020	1,000,000	9.0%	—	—
Total senior convertible debentures		1,250,000		275,000
Total long-term debt		17,113,336		10,138,496
Less unamortized discounts and debt issuance costs		(3,990,019)		(4,749,004)
Total long-term debt, less discounts and debt issuance costs		13,123,317		5,389,492
Less current portion of long-term debt		(13,123,317)		(5,389,492)
Debt classified as long-term debt		$—		$—

*	Note is in default. Refer to further discussion below.

Secured Notes Payable

In August 2016, InduraPower entered into a promissory note not to exceed the principal amount of $550,000 bearing interest at 8.5% per annum with a maturity date of August 31, 2018. InduraPower could draw funds under the note through February 28, 2017. Interest on this note was payable monthly and the full principal balance was due at maturity. On September 11, 2019, the note was amended with both parties agreeing that the outstanding balance of $813,709 would be due on February 28, 2020. As of September 30, 2020, an aggregate principal amount of $788,709 was outstanding under this note. This promissory note is currently past due and accruing interest at an increased default rate of 12.5% per annum. This promissory note is secured by substantially all of the assets of InduraPower.

In August 2016, InduraPower entered into a promissory note in the principal amount of $450,000 that bears interest at 9.0% per annum and matures on March 1, 2022. Interest-only payments were due monthly beginning October 1, 2016 through March 1, 2017. Monthly payments of $9,341 for interest and principal were due on this note for the following 60 consecutive months. This promissory note is currently past due. As of September 30, 2020, an aggregate principal amount of $186,709 was outstanding under this note. This promissory note is secured by all assets, certain real estate and cash accounts of InduraPower, and is guaranteed by certain officers of InduraPower. This promissory note is subjected to clauses, whereby InduraPower is required to meet certain financial and non-financial terms. InduraPower did not fulfil the requirements to maintain a balance of at least $155,159 at J.P. Morgan while the promissory note is outstanding and maintain a debt service coverage ratio of at least 1.25. Due to this breach of clauses for those covenants, the promissory note holder is contractually entitled to request immediate repayment of the outstanding promissory note, and/or increase the interest rate up to an additional 18% per annum. The outstanding balance is presented as a current liability as of September 30, 2020. The promissory note holder had not requested early repayment of the loan as of the date when these financial statements were approved by the Board of Directors.

In August 2016, InduraPower entered into a promissory note in the principal amount of $50,000 with an interest rate of 7.9% per annum and a maturity date of September 1, 2021. Beginning April 1, 2017, equal monthly payments of $1,011 for interest and principal are due on the note for 60 consecutive months. This promissory note is currently past due. As of September 30, 2020, an aggregate principal amount of $18,980 was outstanding under this note. This promissory note is secured by business equipment, certain real estate and cash accounts of InduraPower and is guaranteed by certain officers of InduraPower. This promissory note is subjected to clauses, whereby InduraPower is required to meet certain financial and non-financial terms. InduraPower did not fulfil the requirements to maintain a balance of at least $155,159 at J.P. Morgan while the promissory note is outstanding and maintain a debt service coverage ratio of at least 1.25. Due to this breach of clauses for those covenants, the promissory note holder is contractually entitled to request immediate repayment of the outstanding promissory note, and/or increase the interest rate up to an additional 18% per annum. The promissory note holder had not requested early repayment of the loan as of the date when these financial statements were approved by the Board of Directors.

In November 2019, DragonWave entered into a secured loan agreement with an individual lender pursuant to which DragonWave received a $2,000,000 loan that bears interest at the rate of 9.0% per annum and matures on November 26, 2021. Accrued interest is calculated on a compound basis and is payable semi-annually in May and November of each year. Principal is due in full at maturity but can be prepaid in full or in part without penalty. The loan is secured by all of the assets of DragonWave and is guaranteed by ComSovereign. As of September 30, 2020, an aggregate principal amount of $2,000,000 was outstanding under this note. In connection with this loan, DragonWave incurred $20,000 of debt discounts and $4,700,000 of debt issuance costs. The debt issuance costs were the result of the issuance of 1,050,000 shares of common stock of the Company and a cash payment of $80,000. For the three and nine months ended September 30, 2020, $587,500 and $1,762,500 of these costs were amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations, respectively. As of September 30, 2020, there were $9,167 of debt discounts and $2,741,667 of debt issuance costs remaining.

On February 26, 2020, the Company entered into a $600,000 secured business loan bearing interest at 78.99% per annum which matures on December 26, 2020. Principal and interest payments of $19,429 are due weekly. The loan is secured by the assets of the Company. As of September 30, 2020, an aggregate principal amount of $211,667 was outstanding under this note.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020, the Company assumed a secured loan with FirstBank in the principal amount of $979,381 bearing interest at 5% per annum and with a maturity date of June 1, 2020. On August 5, 2020, the maturity date of this loan was extended to September 15, 2020, with a single payment of all unpaid principal and accrued interest then due, and the interest rate was increased to 36% per annum for any principal balance remaining unpaid past the extended maturity date. The loan is secured by certain assets of Sovereign Plastics. This loan is subjected to covenants, whereby Sovereign Plastics is required to meet certain financial and non-financial covenants at the end of each fiscal year. As of September 30, 2020, an aggregate principal amount of $855,120 was outstanding and past due under this loan.

On March 19, 2020, the Company entered into a secured loan agreement in the amount of $2,007,971 bearing interest at 5% per annum with a maturity date of August 31, 2020. On August 5, 2020, the maturity date of this loan was extended to October 15, 2020. Upon maturity, the interest rate shall automatically increase to 18% per annum or the maximum amount permitted by applicable law on any unpaid principal, and a late charge of 5% may be charged for any balance overdue by more than 10 days. Interest payments of $8,428 are due monthly, with the full principal amount due at maturity. The loan is secured by certain intellectual property assets of the Company. The proceeds of the note payable were used to repay the balance of the CNB Note (revolving line of credit) that was entered into in 2017. This loan is currently past due. As of September 30, 2020, an aggregate principal amount of $2,007,971 was outstanding under this loan.

Notes Payable

InduraPower has a financing loan for certain of its equipment that bears interest at 8.775% per annum and was due on September 15, 2020. Principal and interest payments of $1,872 are due quarterly. The aggregate principal amount of this loan was fully repaid during the third quarter of the current fiscal year.

In September 2017, ComSovereign entered into a promissory note in the principal amount of $137,500 that bore interest at a rate of 12% per annum and was due on October 17, 2017. The note was repaid during fiscal 2019. On June 10, 2019, ComSovereign entered into a new promissory note with the same lender for $200,000 with an original issue discount of $6,000 and a maturity date of July 9, 2019. The full $200,000 balance was due at maturity. Since this note was not repaid upon maturity, subsequent interest was accrued at an increased rate of 18% per annum. Additionally, on August 14, 2019, ComSovereign borrowed from the same lender an additional $200,000 promissory note that matured on September 1, 2019. As this note was not repaid upon maturity, subsequent interest was accrued at an increased rate of 18% per annum. On August 5, 2020, the aggregate principal amount of these notes and accrued interest in the amount of $488,520 was fully extinguished in exchange for 325,680 shares of issued common stock of the Company with a fair value of $1.51 per share.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller on a promissory note in the principal amount of $500,000 bearing interest at 12.0% per annum with a maturity date of October 17, 2017. On October 1, 2019, the maturity date was extended until September 30, 2020 and the interest rate was reduced to 10% per annum. All unpaid accrued interest from October 2017 through September 30, 2019 was converted into 150,000 shares of common stock of ComSovereign. On April 21, 2020, all unpaid accrued interest from October 1, 2019 through December 31, 2019 was converted into 14,496 shares of issued common stock of the Company. Accrued interest and the full principal balance are due at maturity. Upon maturity, the interest rate shall increase to 15% per annum for any balance overdue by more than 5 days. This note is currently past due. As of September 30, 2020, an aggregate principal amount of $500,000 was outstanding under this note.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of a promissory note in the principal amount of $175,000 that bore interest at the rate of 15% per annum and was due on November 30, 2017. The interest rate increased to 18% per annum when the note became past due. On October 1, 2019, ComSovereign amended the promissory note to extend the maturity date to September 30, 2020 and to change the interest rate to 10% per annum. Both parties to the note also agreed to convert all unpaid accrued interest into 10,000 shares of common stock of ComSovereign, valued at $44,000. Accrued interest and principal are due and payable at maturity. Upon maturity, the interest rate shall increase to 15% per annum for any balance overdue by more than 5 days. This note is currently past due. As of September 30, 2020, the aggregate principal amount of $175,000 was outstanding under this note.

In October 2017, DragonWave entered into a 90-day promissory note in the principal amount of $4,400,000 and received proceeds of $4,000,000. In January 2018, the promissory note was amended to accrue interest at the rate of 8% per annum and to extend the maturity date another 90 days. In August 2018, the maturity date was extended to December 31, 2018 with new payment terms. In September 2018, the maturity date was extended to February 28, 2019 with new payment terms. In October 2018, DragonWave amended the promissory note to clarify the payment of interest. On September 3, 2019, the promissory note was increased to $5,000,000 as all unpaid accrued interest was added to the principal balance. Additionally, the maturity date was extended to March 30, 2020 and the interest rate was changed to 10% per annum. Under this new amendment, interest payments are due and payable monthly. On April 21, 2020, the maturity date of this note was extended to August 31, 2020, the interest rate was increased to 12% per annum, and the Company provided to the lender 100,000 fully paid and non-assessable shares of its common stock that have been treated as debt issuance costs. On August 5, 2020, $1,500,000 principal amount of this note was extinguished in exchange for 1,000,000 shares of common stock of the Company with a fair value of $1.51 per share. This loan is currently past due. However, there are no penalties associated with this default. As of September 30, 2020, an aggregate principal amount of $3,500,000 was outstanding under this note.

On June 10, 2019, ComSovereign entered into a promissory note in the principal amount of $200,000 with an original issue discount of $6,000 and a maturity date of July 9, 2019. The full $200,000 balance was due at maturity. Since this note was not repaid and was past due, interest was being accrued at an increased rate of 18% per annum. On August 5, 2020, the aggregate principal amount of this note and accrued interest in the amount of $245,172 was fully extinguished in exchange for 163,448 shares of issued common stock of the Company with a fair value of $1.51 per share.

On November 7, 2019, ComSovereign entered into several promissory notes in the aggregate principal amount of $450,100 that bore an effective interest rate at 133% per annum due to a single payment incentive, which matured on December 6, 2019. An aggregate principal amount of $200,100 was owed to three related parties out of the $450,100 promissory notes. Accrued interest and principal were due and payable at maturity. These notes are currently past due, and the Company is using an interest rate of 18% per annum to accrue interest on these notes. The Company repaid $250,000 of the aggregate principal amount of this promissory note during the first quarter of the current fiscal year. An additional $133,400 of the aggregate principal amount of this promissory note, along with accrued interest and associated late fee penalties of $51,516, was fully extinguished on August 5, 2020 in exchange for 123,278 shares of issued common stock of the Company with a fair value of $1.51 per share.  As of September 30, 2020, the remaining aggregate principal amount of $66,700 is currently past due and outstanding.

On March 5, 2020, the Company sold a promissory note in the principal amount of $500,000 that matures on November 30, 2020 for a purchase price of $446,000. Additionally, in lieu of interest, the Company issued to the lender 50,000 shares of its common stock. As of September 30, 2020, an aggregate principal amount of $500,000 was outstanding under this note.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020, the Company:

●	entered into several promissory notes with the sellers in the aggregate principal amount of $409,586 that do not bear interest and with a maturity date of June 30, 2020 and monthly principal payments. These notes are currently past due. However, there are no penalties associated with this default. As of September 30, 2020, the aggregate amount of $379,588 was outstanding under these notes.

●	agreed to pay an aggregate of $165,987 to the sellers on or before June 30, 2020. The agreement was not interest bearing. This obligation is currently past due. However, there are no penalties associated with this default. As of September 30, 2020, an aggregate amount of $165,986 was outstanding.

●	assumed a note payable in the amount of $86,866 bearing interest at 3% per annum and with a maturity date of February 16, 2023. Monthly payments in the amount of $3,773 for principal and interest are due over the term. This loan is currently past due. However, there are no penalties associated with this default. As of September 30, 2020, an aggregate principal amount of $83,309 was outstanding under this note.

●	assumed an equipment financing loan with an aggregate principal balance of $64,865. Monthly principal and interest payments of approximately $1,680 are due over the term. This loan is currently past due. However, there are no penalties associated with this default. As of September 30, 2020, an aggregate amount of principal of $61,287 was outstanding under this loan.

●	assumed an equipment financing loan with an aggregate principal balance of $95,810. Monthly principal and interest payments of approximately $2,361 are due over the term. This loan is currently past due. However, there are no penalties associated with this default. As of September 30, 2020, an aggregate amount of principal of $89,912 was outstanding under this loan.

●	assumed an equipment financing loan with an aggregate principal balance of $43,957. Monthly principal and interest payments of approximately $1,063 are due over the term. This loan is currently past due. However, there are no penalties associated with this default. As of September 30, 2020, an aggregate amount of principal of $41,390 was outstanding under this loan.

Between April 30 and May 26, 2020, six of the Company’s subsidiaries received loan proceeds in the aggregate amount of $455,184 under the Paycheck Protection Program (“PPP”). The PPP loan has a maturity of 2 years and an interest rate of 1% per annum. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable pursuant to section 1106 of the CARES Act, after a period of up to 24 weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 40 percent of the amount forgiven can be attributable to non-payroll costs. Further, the amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period of up to 24 weeks. As of September 30, 2020, an aggregate amount of principal of $455,184 was outstanding under these loans.

On May 29, 2020, the Company entered into a promissory note in the principal amount of $290,000 with an original issue discount of $40,000 and a maturity date of September 30, 2020. The full $290,000 balance was due at maturity, with interest accruing at a rate of 12% per annum for any principal balance remaining unpaid past the maturity date. This note is currently past due. As of September 30, 2020, the principal amount of $290,000 was outstanding under this note.

Between July 2, 2020 and August 21, 2020, the Company borrowed an aggregate of $1,200,000 from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes are between $50,000 and $200,000. The notes have maturity dates between October 13, 2020 and November 30, 2020 and bear interest at a rate of 15% per annum, with interest accruing at an annually compounded rate of 18% per annum for any principal balance remaining unpaid past the maturity date. Daniel L. Hodges, the Company’s Chief Executive Officer, transferred a total of 289,900 shares of his personally owned, issued and outstanding common stock of the Company to the accredited investors and brokers, as part of this transaction. The shares had a total fair value of $478,726. The Company accounted for this as a contribution from Mr. Hodges, with $398,540 assigned as debt discounts for additional consideration to the accredited investors, and $80,186 assigned as debt issuance costs to the brokers. The Company incurred additional debt issuance costs to the brokers of this transaction in the amount of $21,000. During the three and nine months ended September 30, 2020, $320,514 of the amounts recorded as debt discounts were amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations. As of September 30, 2020, there were $179,212 of debt discounts remaining, and an aggregate principal amount of $1,200,000 was outstanding under these notes, with $1,000,000 of this principal amount past due as of the filing date of this Form 10-Q.

In connection with the VNC acquisition on July 6, 2020, the Company assumed a PPP loan in the principal amount of $24,028 bearing interest at 1% per annum and with a maturity date of May 14, 2022. Terms are consistent with the Company’s other PPP loans. As of September 30, 2020, an aggregate amount of principal of $24,028 was outstanding under this loan.

On August 11, 2020, one of the Company’s subsidiaries received loan proceeds in the aggregate amount of $103,659 under the PPP. The PPP loan has a maturity of 5 years and an interest rate of 1% per annum. Terms are consistent with the Company’s other PPP loans. As of September 30, 2020, an aggregate amount of principal of $103,659 was outstanding under this loan.

Senior Debentures

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of $100,000 aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $8.00 or (2) 80% of the common stock price offered under the next equity offering. On April 30, 2020, these debentures were modified to remove the conversion feature and only have settlement through cash. As of September 30, 2020, an aggregate principal amount of $84,000 was outstanding under these debentures. These debentures are past due and interest accrues at a rate of 15% per annum.

Convertible Notes Payable

On April, 29, 2020, the Company sold a convertible promissory note in the principal amount of $285,714 with an original issue discount of $35,714 that bore interest at a rate of 12.5% per annum and matures on January 29, 2021. Accrued interest and principal are due on the maturity date. Upon maturity, the interest rate would have automatically increased to 18% per annum or the maximum amount permitted by applicable law on any unpaid principal and accrued interest. The Company also issued warrants to purchase 158,730 shares of common stock that are exercisable for a purchase price of $0.99 per share at any time on or prior to April 29, 2025. Warrants to purchase up to 27,778 shares of common stock, at an exercise price of 110% of the initial conversion price of the notes (i.e., an exercise price of $0.99), at any time on or prior to April 29, 2025, were also issued to an unrelated third party as a placement fee for the transaction. In connection with this note, the Company recognized a BCF of $114,904, a debt discount of $44,944 associated with the issuance of warrants to the note holder, and debt issuance costs of $39,333, which were all recorded as debt discounts. On July 28, 2020, the Company defaulted on this note under the related Registration Rights Agreement by not filing a registration statement within 90 days of the note origination date. As a result, the aggregate principal balance increased by $97,322, which was composed of an $88,393 penalty payment-in-kind and an $8,929 interest payment-in-kind, representing 130% of the outstanding principal and accrued interest balance on the default date. In addition, the interest rate was increased to 24% per annum, and the note and accrued interest was due on-demand. On September 29, 2020, the note holder converted the full principal of $383,306 and all accrued interest of $16,087 into 443,470 shares of common stock of the Company. During the three and nine months ended September 30, 2020, $195,188 and $234,895, respectively, of the amounts recorded as debt discounts were amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations.

On July 7, 2020, the Company sold to the same investor as the April 29, 2020 note an additional convertible promissory note in the principal amount of $285,714 with an original issue discount of $35,714 that bears interest at a rate of 12.5% per annum, and warrants to purchase an additional 158,730 shares of common stock. Warrants to purchase up to 27,778 shares of common stock, were also issued to an unrelated third party as a placement fee for the transaction. Terms and maturities are similar to the April 29, 2020 note and warrants. In connection with this note, the Company recognized a BCF of $139,810, a debt discount of $50,128 associated with the issuance of warrants to the note holder, and debt issuance costs of $35,539, which were all recorded as debt discounts. On July 28, 2020, the Company defaulted on this note under the related Registration Rights Agreement by not filing a registration statement within 90 days of the initial April 29, 2020 note origination date. As a result, the aggregate principal balance increased by $88,423, which was composed of an $86,339 penalty payment-in-kind and a $2,084 interest payment-in-kind, representing 130% of the outstanding principal and accrued interest balance on the default date. In addition, the interest rate was increased to 24% per annum, and the note and accrued interest is due on-demand. During the three and nine months ended September 30, 2020, $261,191 of the amounts recorded as debt discounts were amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations. As of September 30, 2020, there were $0 of debt discounts remaining as a result of the note now due on-demand from the default not being cured as of the filing of this Form 10-Q, and an aggregate principal amount of $374,137 was outstanding under this note.

On August 21, 2020, the Company sold a convertible promissory note in the principal amount of $1,700,000 with an original issue discount of $200,000 that bears interest at a rate of 5.0% per annum and matures on November 20, 2020. Accrued interest and principal are due on the maturity date. Upon maturity, the interest rate shall automatically increase to the lesser of 18% per annum or the maximum amount permitted by applicable law on any unpaid principal and accrued interest. Following the maturity date, the note is convertible into shares of common stock at a conversion price equal to 65% of the lowest volume weighted average price of the common stock during the 20 consecutive trading days immediately preceding the conversion date, and as such a BCF has not yet been measured. As additional consideration for the loan, the Company issued to the lender 400,000 shares of common stock at a fair value of $3.35 per share. Warrants to purchase up to 53,571 shares of common stock that are exercisable for a purchase price of $2.80 per share at any time on or prior to August 20, 2025, were also issued to an unrelated third party as a placement fee for the transaction. In connection with this note, the Company recognized a debt discount of $1,340,000 associated with the issuance of shares to the note holder, and debt issuance costs of $223,649, which were all recorded as debt discounts. During the three and nine months ended September 30, 2020, $775,231 of the amounts recorded as debt discounts were amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations. As of September 30, 2020, there were $988,418 of debt discounts remaining, and an aggregate principal amount of $1,700,000 was outstanding under this note.

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

On September 24, 2019, ComSovereign sold $250,000 aggregate principal amount of 10% Senior Convertible Debentures that bear interest at a rate of 10% per annum and mature on December 31, 2021. Interest is paid semi-annually in arrears in June and December of each year in cash or, at ComSovereign’s option, in shares of common stock at the conversion price that is equal to the lesser of (1) $2.50 or (2) a future effective price per share of any common stock sold by ComSovereign. Upon an event of default, the interest rate shall automatically increase to 15% per annum. In connection with these debentures, ComSovereign recognized a BCF of $69,000 and a debt discount of $181,000 associated with the issuance of warrants, both of which were recorded as debt discounts. On April 21, 2020, all unpaid accrued interest through December 31, 2019 was converted into 6,700 shares of issued common stock of the Company. Also on April 21, 2020, all the outstanding warrants were exercised at $0.01 per share into 283,530 issued shares of the Company’s common stock, resulting in full recognition in interest expense of the remaining debt discount of approximately $139,000 associated with the issuance of warrants. On April 30, 2020, these debentures were amended to provide for the conversion of the debentures into shares of the Company’s common stock instead of ComSovereign’s common stock. Additionally, the conversion price was changed from $2.50 per share to $0.756 per share. During the three and nine months ended September 30, 2020, $6,900 and $183,600 of the costs recorded as debt discounts were amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations, respectively. As of September 30, 2020 and December 31, 2019, there were $41,400 and $225,000 of debt discounts remaining, respectively. As of September 30, 2020, an aggregate principal amount of $250,000 was outstanding under these debentures.

On July 2, 2020, the Company sold $1,000,000 aggregate principal amount of 9% Senior Convertible Debentures to an accredited investor that bears interest at a rate of 9% per annum and a maturity date of September 30, 2020. On September 30, 2020, the maturity date of these debentures was extended to November 30, 2020. Accrued interest and principal are due on the maturity date, with interest paid in cash or, at the Company’s option, in shares of common stock at the conversion price of $1.00 per share. Upon an event of default, the interest rate shall automatically increase to 15% per annum. The debentures are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. The Company also issued warrants to purchase 100,000 shares of common stock that are exercisable for a purchase price of $1.00 per share, at any time on or prior to the earlier of December 31, 2022 or the second anniversary of the Company’s consummation of a public offering of its common stock in connection with an up-listing of the common stock to a national securities exchange. In connection with these debentures, the Company recognized a BCF of $131,477 and a debt discount of $31,477 associated with the issuance of warrants, both of which were recorded as debt discounts. During the three and nine months ended September 30, 2020, the entire $162,954 of the costs recorded as debt discounts were fully amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations. As of September 30, 2020, an aggregate principal amount of $1,000,000 was outstanding under these debentures.

Certain agreements governing the secured notes payable, notes payable and senior convertible debentures contain customary covenants, such as debt service coverage ratios, limitations on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness.

All debt agreements are subject to customary events of default. If an event of default occurs with respect to the debt agreements and is continuing, the lenders may accelerate the applicable amounts due. The Company is in default on several debt agreements, and has accrued the proper penalties or disclosed any additional contingencies that resulted from the default.

Other than for reasons of noncompliance with debt covenants as noted above, all long-term debt obligations are classified as current on the Condensed Consolidated Balance Sheet due to the significant debt issuance costs discounting these obligations and causing classification as noncurrent to be negative.

Future maturities contractually required by the Company under long-term debt obligations are as follows for the years ending December 31:

(Amounts in US$’s)
Remainder of 2020	$14,065,711
2021	2,344,018
2022	543,028
2023	55,944
2024	1,035
Thereafter	103,600
Total	$17,113,336

See Note 23 – Subsequent Events for details regarding additional debt incurred after September 30, 2020.

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

Accrued Liabilities – Related Party

As of September 30, 2020 and December 31, 2019, the accrued liabilities – related party balance was $366,601 and $461,254, respectively, which represented amounts owed to various contractors, officers and employees of the Company as described below.

In August 2016, InduraPower entered into a promissory note in the principal amount of $50,000 that bears interest at 7.785% per annum and matures on September 1, 2021. At the same time, InduraPower also entered into a promissory note in the principal amount of $450,000 with the same lender that bears interest at 9.0% per annum and matures on March 1, 2022. A requirement of the promissory notes is to maintain a balance of at least $155,159 at J.P. Morgan while the promissory notes are outstanding. Sergei Begliarov, Chief Executive Officer of InduraPower, provided cash of $153,761 to comply with the requirements of the promissory notes. The amount was recorded in accrued liabilities – related party and $153,761 was outstanding as of September 30, 2020 and December 31, 2019.

During 2019 and the nine months ended September 30, 2020, Sergei Begliarov paid $71,199 and $9,401, respectively, of expenses on behalf of InduraPower. Daniel L. Hodges, Chairman and Chief Executive Officer of ComSovereign at the time, paid $6,588 of rent and on behalf of InduraPower during 2019 and an additional $6,065 of expense during the nine months ended September 30, 2020. Additionally, during 2019, TM Technologies, Inc. (“TM”), described below, paid $29,300 of expense on behalf of InduraPower and an additional $9,150 of expense for InduraPower and ComSovereign. These amounts were recorded in accrued liabilities – related party and had balances outstanding aggregating to $130,554 and $107,087 as of September 30, 2020 and December 31, 2019, respectively.

Chen-Kuo Sun, Chief Executive Officer of VEO paid $4,566 of expenses on behalf of VEO. This amount was recorded in accrued liabilities – related party and was outstanding as of September 30, 2020.

On November 10, 2017, the Company and Global Security Innovative Strategies, LLC (“GSIS”), a company in which David Aguilar, a member of the Company’s Board of Directors, is a principal, entered in an agreement (the “GSIS Agreement”) pursuant to which GSIS agreed to provide business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for the Company. The GSIS Agreement had an initial term of nine months beginning on November 1, 2017. On September 26, 2018, the parties amended the GSIS Agreement to extend the period of service through September 2019 with monthly automatic renewals thereafter. The Company also agreed to issue an option to purchase 100,000 shares of the Company’s common stock at a strike price of $1.00, or $100,000. This option immediately vested and terminates on September 26, 2022. Pursuant to the GSIS Agreement, GSIS is paid a fee of $10,000 per month. In addition, GSIS is paid for the expenses incurred in connection with the performance of its duties under the GSIS Agreement. Either party may terminate or renew the GSIS Agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party. GSIS was owed $23,036 and this amount was outstanding in accrued liabilities – related party as of December 31, 2019.

During 2018 and 2019, Daniel L. Hodges paid $29,120 of rent on behalf of Lextrum. This amount was recorded in accrued liabilities – related party and was outstanding as of September 30, 2020 and December 31, 2019.

During 2020, Daniel L. Hodges paid $2,100 of expenses on behalf of ComSovereign. This amount was recorded in accrued liabilities – related party and was outstanding as of September 30, 2020.

On March 21, 2019, concurrent with the resignation of Kevin Hess, the Company’s former Chief Technology Officer, the Company and Cognitive Carbon Corporation (“CCC”), entered into an agreement pursuant to which CCC agreed to provide Chief Technology Officer services, sales and marketing services and outsourced software and platform development services which are to be provided personally by Kevin Hess or third-party development firms of his choosing for outsourced development. CCC will receive $19,750 per month for one year for the Chief Technology Officer services and potential bonuses and an amount up to $120,000 for outsourced software and platform development. Felicia Hess, the Company’s Chief Quality Officer, who is married to Kevin Hess, is the President and a director of CCC. Amounts outstanding and payable to CCC in accrued liabilities – related party totaled $46,500 and $148,250 as of September 30, 2020 and December 31, 2019, respectively.

Notes Payable – Related Party

Mr. Hodges is also the founder, Chairman and Chief Executive Officer of TM Technologies, Inc. (“TM”). Mr. Hodges also controls TM by virtue of his ownership and control of a majority of the outstanding equity securities of TM. In addition, Mr. Kevin Sherlock, the Company’s General Counsel, is also a director of TM. During 2019, TM also performed engineering services on behalf of DragonWave.

As of and from inception through October 2019, TM advanced amounts to the Company totaling $1,292,953 for general expenses and to simulate and test emplacement of the modulation technology within one of DragonWave’s Harmony line radios.  As of October 31, 2019, this amount was formalized into a note with a stated interest payment of $54,000.  Interest and principal was due at initial maturity, August 31, 2020. No payment was made as of maturity and a default penalty was accrued in other liabilities totaling $67,348 in accordance with the agreement.  Effective September 30, 2020, this note was amended to extend the maturity date to December 31, 2020.  As of September 30, 2020 and December 31, 2019, $1,292,953 plus accrued interest and penalty was outstanding under this loan.  Subsequent to September 30, 2020, the Company and TM entered into a debt exchange agreement that exchanged all outstanding amounts owed for common shares. See Note 23 – Subsequent Events for details regarding the debt exchange agreement with TM.

On August 5, 2019, Mr. Hodges and his wife loaned DragonWave $200,000 at an interest rate of 5.0% per annum with an original maturity date of December 31, 2019. This note was amended to extend the maturity date to December 31, 2020. Interest was payable monthly while the full principal balance was due at maturity. As of September 30, 2020 and December 31, 2019, $200,000 plus accrued interest was outstanding under the loan.

On July 1, 2020, Mr. Brent Davies, who is on the Company’s Board of Directors and Audit Committee, loaned the Company $50,000 at an interest rate of 4.80% per annum with an original maturity date of August 31, 2020. This note was amended to extend the maturity date to November 30, 2020. Interest and the full principal balance are due at maturity. As of September 30, 2020, $50,000 plus accrued interest was outstanding under the loan.

On July 2, 2020, the Company sold $1,900,000 aggregate principal amount of 9% Convertible Debentures to Mr. Dustin McIntire, the Company’s Chief Technology Officer, that bore interest at a rate of 9% per annum and matured on September 30, 2020. Mr. McIntire was also granted warrants to purchase an aggregate of 190,000 shares of the Company’s common stock at a price of $1.00 per share. The Company recorded the warrants as a discount to the debt in the amount of $59,806. The Company also recorded $249,806 for the BCF associated with the debentures. On August 19, 2020, Mr. McIntire converted the full principal amount of such debentures and accrued interest into 1,921,082 shares of the Company’s common stock.

17. SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2020

As of September 30, 2020, the Company had 100,000,000 shares of preferred stock authorized for issuance, none of which were issued and outstanding and 300,000,000 shares of common stock authorized for issuance and 143,817,614 shares of common stock issued and outstanding.

Consulting Agreements and Settlements with Vendors

On January 31, 2020, the Company entered into an agreement with a consultant to amend an existing consulting agreement between the consultant and the Company to allow the consultant to elect to take from 50% to 100% of its compensation in the form of common stock of the Company. Common stock to be issued to the consultant will be paid on a quarterly basis. On March 12, 2020, the Company issued 165,095 shares of its common stock in satisfaction of $106,238 that was owed by Lextrum to the consultant for services previously rendered. The fair value on the issue date of the 165,095 shares was $193,160. The Company booked the difference between the fair value of the shares issued and the amount owed by Lextrum to the consultant as general and administrative expense in the Company’s Condensed Consolidated Financial Statements. On August 8, 2020, 35,536 shares with a fair value of $81,935 were issued in conjunction with services performed in the first and second quarters of 2020. An additional 5,908 shares with a fair value of $15,222 are recorded at September 30, 2020 as unissued shares, as discussed below, for services rendered for the third quarter of 2020.

On June 12, 2020, the Company entered into an agreement with a consultant that requires payment of $5,000 to be paid in stock as well as 4,000 warrants per month. Six months of warrants were issued at the inception of the contract with no performance conditions. 15,765 shares are recorded at September 30, 2020 as unissued shares, as discussed below, for services rendered for the third quarter of 2020. This consulting agreement was terminated in October of 2020.

On May 15, 2020, the Company entered into an agreement with a consultant that requires the payment of 55,000 shares of the Company’s common stock at the inception of the contract with no performance condition. These shares were issued on August 26, 2020 and had a fair value of $49,500.

On August 8, 2002, the Company settled outstanding accounts payable to a vendor by issuing 81,839 shares of common stock with a fair value of $102,424.

Subscription Agreement

On September 28, 2020, the Company entered into a stock subscription agreement to sell 100,000 shares of common stock for a total of $240,000. These shares were issued on October 9, 2020 and are recorded as shares payable as of September 30, 2020.

Unissued Shares

As of September 30, 2020, the Company had agreements in place for which shares of common stock were subscribed or shares were called for to settle debt or compensate vendors, although shares had not been administratively issued. These agreements have met the equity classification requirements and a corresponding increase to additional paid in capital has been recorded. Upon their issuance, the par value of these shares will be reclassified into common stock and the shares entered as outstanding. If these shares had been issued on of September 30, 2020, no change in EPS would have been noted. Unissued shares as of September 30, 2020 totaled approximately 1,665,000 shares and were issued subsequent to that date.

For the period January 10, 2019 (Inception) through September 30, 2019

As of September 30, 2019, ComSovereign had 5,000,000 Preferred Series A shares authorized for issuance, 2,600,000 of which were issued and outstanding and 300,000,000 shares of common stock authorized for issuance, 41,207,149 of which were outstanding. All the Preferred Series A shares issued were for the acquisitions of VEO, InduraPower and Silver Bullet during fiscal 2019. On November 15, 2019, each Preferred Series A share was converted into one common share of ComSovereign.

Dividends

The Company did not pay dividends to holders of its common stock during the nine months ended September 30, 2020. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. In addition, current or future loan agreements may restrict the Company’s ability to pay dividends. The Company does not anticipate declaring or paying any cash dividends on common stock in the foreseeable future.

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

Share-based compensation for employees and non-employees is recorded in the Consolidated Statement of Operations as a component of general and administrative expense with a corresponding increase to additional paid-in capital in shareholders’ equity. For employee awards, the Company elected to utilize the simplified method of estimating the expected life of options as allowed by SAB 107. The Company believes this to be a better estimate of the expected life given the lack of historical information. For nonemployee awards, the Company will utilize the stated term of the award. Forfeitures will be accounted for as they occur for both employee and nonemployee awards. Upon exercise or conversion of any share-based payment transaction, the company will issue shares, generally as new issuances.

Stock Options

On March 20, 2019, the Company granted options outside of any equity plan to two employees and one non-employee for the purchase of an aggregate of 180,000 shares of the Company’s common stock. All the options have an exercise price of $1.06 per share and expire on March 20, 2023. The fair value of the 180,000 options on the date of grant was estimated at $123,130.

During the nine-months ended September, 30, 2020, and in conjunction with the acquisition of VNC, the Company issued immediately vested options to non-employees outside of any equity plan to four individuals for the purchase of an aggregate 2,525,506 shares of the Company’s common stock. These options have an exercise price ranging from $0.499 – $0.2882 per share and expire July 6, 2025. The fair value of these options on the grant date was estimated to be $2,261,275.

On July 6, 2020, the Company issued replacement options for outstanding VNC options in conjunction with the acquisition of VNC and separately to two employees as stock-based compensation under the Company’s Non-Qual 2020 Long-Term Incentive Plan for the purchase of an aggregate of 2,725,506 shares of the common stock, 100,000 of which were forfeited. These options expire on July 6, 2025 and have an exercise price of $1.08 per share and the requisite service period of half of these options is six months, with the remainder at 12 months from the date of issuance. The fair value of these options on the grant date was estimated to be $59,000. Of the employee options, 100,000 options with a weighted average grant date fair value of $0.295 were forfeited during the three and nine months ended September 30, 2019 and 100,000 remained outstanding as of September 30, 2020.

All options issued during the nine months ended September 30, 2020 have been valued utilizing the Black-Scholes pricing model using the assumptions listed below. The weighted average grant date fair value of all options issued during the nine months ended September 30, 2020 was $0.85 per share and during the period January 10, 2019 (inception) through September 30, 2019 was $0.68 per share.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2020:

2020
Expected dividend yield	0%
Expected volatility	38.17%
Risk-free interest rate	0.205 - 0.310%
Expected life of options	3.25 - 5.00 years

The following tables represents stock option activity for the nine months ended September 30, 2020 and the period January 10, 2019 (Inception) to September 30, 2019:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	8,695,000	$0.63	1.34	$2,264,760
Exercisable – December 31, 2019	8,695,000	0.63	1.34	2,264,760
Granted	2,725,506	0.26
Exercised	—	—
Cancelled or Expired	(1,100,000)	0.67
Outstanding – September 30, 2020	10,320,506	$0.53	2.26	$19,338,950
Exercisable – September 30, 2020	10,220,506	$0.53	2.24	$19,206,950

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – January 10, 2019	13,990,000	$0.61	3.15	$—
Exercisable – January 10, 2019	13,610,000	0.59	2.42	—
Granted	180,000	1.06
Exercised	—	—
Cancelled or Expired	(50,000)	0.90
Outstanding – September 30, 2019	14,120,000	$0.61	1.68	$3,796,960
Exercisable – September 30, 2019	13,745,000	$0.60	1.67	$3,796,960

The Company recognized $4,916 of share-based compensation expense related to options for the nine months ended September 30, 2020. Compensation expense related to stock options is recorded in share-based compensation expense in the Consolidated Statement of Operations. For the nine months ended September 30, 2020, the Company has $24,584 of unrecognized compensation expense related to options. For the period January 10, 2019 (Inception) to September 30, 2019, there was no unrecognized compensation expense related to stock options.

Restricted Stock Awards

On March 25, 2019, ComSovereign Corp.’s Board of Directors granted an aggregate of 80,000 restricted stock awards (“RSAs”) to a non-employee for consulting services, of which 60,000 RSAs immediately vested and 20,000 RSAs vested upon the change in control of ComSovereign in connection with the ComSovereign Acquisition. The grant date fair value of these RSAs was $4.40 per share of common stock for a total value of $352,000. ComSovereign recognized the full $352,000 of stock compensation expense for the RSAs during the period January 10, 2019 (inception) to September 30, 2019.

On December 2, 2019, the Company issued 1,900,000 RSAs to employees and those classified as employees for share-based award purposes. These shares were not administratively issued as of September 30, 2020 and were not included in any dilutive calculation. These awards have requisite service periods ranging from 2 – 3 years and had an award date fair value of $1,558,000. These RSAs were administratively issued in October 2020.

There were no RSAs that were either forfeited or vested in the nine months ended September 30, 2020. For the nine months ended September 30, 2020, the Company recognized $526,241 of compensation expense related to RSAs and had unrecognized compensation cost for RSAs totalling $977,190 as of September 30, 2020. For the period January 10, 2019 (Inception) through September 30, 2019, the Company recognized $62,500 compensation expense related to RSAs. See Note 1 – Description of Business and Basis of Presentation for information about the shares issued in connection with the formation of ComSovereign.

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

A total of 10,000,000 shares of the Company’s common stock are authorized for issuance with respect to awards granted under the 2020 Plan. Any shares subject to awards that are not paid, delivered or exercised before they expire or are cancelled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2020 Plan. As of September 30, 2020, 2,725,506 options have been issued under the 2020 Plan, of which 100,000 were forfeited, and 7,274,494 shares authorized under the 2020 Plan remained available for award purposes.

The 2020 Plan will terminate on May 1, 2030. The maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2020 Plan is ten years after the initial date of the award.

19. WARRANTS

On April 13, 2020, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company’s common stock. The warrants were issued as compensation to a vendor and had no vesting requirements. The warrants have an exercise price of $1.20 per share and an expiration date of April 12, 2025. None of these warrants were exercised during the nine months ended September 20, 2020.

On April 29, 2020, the Company issued a warrant to purchase 158,730 shares of the Company’s common stock. The warrant was issued in conjunction with the sale of the Company’s 12.5% OID Convertible Note and had no vesting requirements. The warrant has an exercise price of $0.99 per share and an expiration date of April 29, 2025. In connection with this transaction and as a placement fee to an unrelated third party, the Company also issued warrants to purchase an aggregate of 27,778 shares of the Company’s common stock. The warrants have an exercise price of $0.99 per share and an expiration date of April 29, 2025. None of these warrants were exercised during the nine months ended September 30, 2020.

On July 7, 2020, the Company issued warrants to purchase an aggregate of 290,000 shares of the Company’s common stock. The warrants were issued as part of a convertible debenture offering with no vesting requirement, have an exercise price of $1.00 per share, and expire on December 31, 2022. None of these warrants were exercised during the nine months ended September 20, 2020.

On July 7, 2020, the Company issued a warrant to purchase 158,730 shares of the Company’s common stock. The warrant was issued in conjunction with the sale of the Company’s 12.5% OID Convertible Note and had no vesting requirements. The warrant has an exercise price of $0.99 per share and an expiration date of April 29, 2025. In connection with this transaction and as a placement fee to an unrelated third party, the Company also issued warrants to purchase an aggregate of 27,778 shares of the Company’s common stock. The warrants have an exercise price of $0.99 per share and an expiration date of April 29, 2025. None of these warrants were exercised during the nine months ended September 30, 2020.

On August 21, 2020, the Company issued a warrant to purchase an aggregate of 53,571 shares of the Company’s common stock in conjunction with the sale of the Company’s 13.33% OID Convertible Note. These warrants were issued as payment of a placement fee to an unrelated third party and had no vesting requirements. The warrant has an exercise price of $2.80 per share and an expiration date of August 20, 2025. None of these warrants were exercised during the nine months ended September 30, 2020.

On July 6, 2020, and in conjunction with the acquisition of VNC, the Company issued replacement warrants for outstanding VNC warrants to purchase an aggregate of 1,736,284 shares of the Company’s common stock. The warrants have an exercise price of ranging from $0.0499 to $0.2404 per share and an expiration date of July 6, 2025. None of these warrants were exercised during the nine months ended September 30, 2020.

On June 8, 2020, the Company issued warrants to purchase an aggregate of 24,000 shares of the Company’s common stock at an exercise price of $1.00 per share to a vendor in conjunction with a consulting agreement. These warrants expire on June 7, 2023. None of these warrants were exercised during the nine months ended September 30, 2020.

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

During the third quarter of 2019, ComSovereign issued eight warrants to purchase an aggregate of 100,000 shares of ComSovereign’s common stock. The warrants were issued in conjunction with the sale of the ComSovereign’s 9% Senior Convertible Debentures and had no vesting requirements. The warrants had an exercise price of $5.00 per share and an expiration date of December 31, 2021. Prior to conversion of the related debentures, ComSovereign cancelled warrants to purchase 80,000 shares of common stock at $5.00 per share, and reissued warrants to purchase 112,500 shares of common stock at $1.50 per share. ComSovereign valued the new warrants at $250,835 using the Black-Scholes pricing model, which is included in interest expense on the Consolidated Statement of Operations. Warrants to purchase all 132,500 shares of common stock were exercised in November 2019 prior to the ComSovereign Acquisition.

On September 24, 2019, ComSovereign issued a warrant to purchase 150,000 shares of ComSovereign’s common stock, which was converted into the ability to purchase 283,530 shares of the Company’s common stock as a result of the ComSovereign Merger. The warrant was issued in conjunction with the sale of ComSovereign’s 10% Senior Convertible Debentures and had no vesting requirements. The warrant had an exercise price of $0.01 per share and an expiration date of December 31, 2021. No warrants were exercised during fiscal 2019. On April 21, 2020, these warrants were exercised to purchase for 283,530 shares of the Company’s common stock.

During September 2019, ComSovereign issued two warrants to purchase 2,000,000 shares of ComSovereign’s common stock. The warrants were issued in conjunction with the sale by ComSovereign of a promissory note and had no vesting requirements. The warrants had an exercise price of $0.01 per share and an expiration date of December 31, 2021. Warrants to purchase the full 2,000,000 shares of ComSovereign’s common stock were exercised in November 2019 prior to the ComSovereign Acquisition.

All warrants are valued utilizing the Black-Scholes pricing model using the assumptions listed below. The weighted average grant date fair value of all warrants issued during the nine months ended September 30, 2020 was $0.80 per share and during the period January 10, 2019 (inception) through September 30, 2019 was $4.23 per share.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during the nine months ended September 30, 2020:

2020
Expected dividend yield	0%
Expected volatility	36.96 - 41.55%
Risk-free interest rate	0.190 - 0.440%
Expected life of warrants	2.5 - 5.0 years

The following tables represents warrant activity for the nine months ended September 30, 2020 and the period January 10, 2019 (Inception) to September 30, 2019:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	503,523	$0.95	1.96	$258,328
Exercisable – December 31, 2019	503,523	$0.95	1.96	$258,328
Granted	2,576,878	0.46
Exercised	(283,530)	0.01
Forfeited or Expired	—	—
Outstanding – September 30, 2020	2,796,871	$0.60	4.17	$5,250,630
Exercisable – September 30, 2020	2,796,871	$0.60	4.17	$5,250,647

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – January 10, 2019	2,280,000	$0.72	3.44	$—
Exercisable – January 10, 2019	2,280,000	$0.72	3.44	$—
Granted	2,250,000	0.23
Exercised	—	—
Forfeited or Expired	(60,000)	2.91
Outstanding – September 30, 2019	4,470,000	$0.45	2.51	$2,557,100
Exercisable – September 30, 2019	4,470,000	$0.45	2.51	$2,557,100

20. INCOME TAXES

The Company’s income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to loss from continuing operations before tax for the nine months ended September 30, 2020 and the period January 10, 2019 (Inception) to September 30, 2019 due to the following:

	Nine months Ended September 30, 2020		January 10, 2019 (Inception) to September 30, 2019
(Amounts in US$’s)	US$’s	Rates	US$’s	Rates
Income tax benefit at statutory federal income tax rate	$5,233,600	21.00%	$2,941,011	21.00%
State tax expense, net of federal benefit	996,900	4.00%	560,193	4.00%
Permanent items	(400)	(0.00)%	—	—
Other	(6,100)	(0.02)%	—	—
Valuation allowance	(6,224,000)	(24.98)%	$—	—
Income tax benefit	—	—%	$3,501,204	25.00%

To determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in various jurisdictions in which the Company is subject to tax. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. The Company recognizes interest and penalties related to uncertain tax positions, if any, as an income tax expense. As of September 30, 2020, and December 31, 2019, the Company had not recorded any liabilities for uncertain tax positions. There were no discrete items for the quarter ended September 30, 2020.

The Company records valuation allowances to reduce its deferred tax asset to an amount that it believes is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the period in which those temporary differences become deductible. During the three months ended September 30, 2020, the Company recorded a change in the valuation allowance of $2,648,200 as compared to $0 for the three months ended September 30, 2019.

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

On January 17, 2020, Arrow Electronics, Inc. (“Arrow”) filed suit against DragonWave and the Company in the United States District Court for the District of Colorado, Case No. 1:20-cv-00149-NRN. Arrow alleged that in November and December 2018, DragonWave took delivery of merchandise from Arrow worth approximately $124,000 and ordered additional merchandise from Arrow worth approximately $520,000, but that DragonWave defaulted in December 2018 on its obligations to pay Arrow. Arrow further alleged that in November 2019, Arrow, DragonWave entered into a forbearance agreement acknowledging indebtedness to Arrow of approximately $124,000, plus an additional commitment to purchase inventory of $520,000 plus fees of $10,000, to be paid in certain installments. On June 12, 2020, Arrow and DragonWave entered into a settlement agreement whereby DragonWave was obligated to pay Arrow $503,500 on or before August 15, 2020, DragonWave-X gave a consent judgment to Arrow in the amount of $503,000, and the Company guaranteed DragonWave-X’s payment to Arrow. The consent judgment against DragonWave-X was entered on June 15, 2020. Also on June 15, 2020 the Company was dismissed from the case. On August 14, 2020, Arrow and DragonWave entered into an amendment to the June 12, 2020 settlement agreement whereby DragonWave was obligated to pay Arrow $200,000 on or before August 17, 2020 and $313,000 on or before September 18, 2020. As of August 18, 2020, the $200,000 was paid to Arrow. On September 28, 2020, Arrow and DragonWave entered into an amendment to the June 12, 2020, settlement agreement whereby DragonWave was obligated to pay Arrow a remaining balance of $323,500 on or before November 6, 2020, which remains unpaid.

On February 7, 2020, DragonWave agreed to repurchase inventory held by Tessco Technologies Incorporated (“Tessco”), one of DragonWave’s customers and note holders. Upon receipt of the inventory, which is valued at $121,482, DragonWave agreed to reimburse Tessco $56,766, representing the balance due after making the initial payment of $60,000. The return of inventory and payment to Tessco of $56,776 was required by February 28, 2020 but has not yet been made. On June 5, 2020, Tessco filed a complaint for confessed judgment against DragonWave in the Circuit Court for Baltimore, Maryland, Case No. 5539212, for approximately $60,000, which it claims is the reimbursement amount. On June 8, 2020, Tessco obtained an order entering judgement against DragonWave. The judgment was satisfied, and on August 26, 2020, Tessco filed a notice of satisfaction of judgment.

On May 22, 2020, Michael Powell filed suit against DragonWave-X, LLC, DragonWave-X, Inc., Transform-X, Inc., ComSovereign Corp, and the Company in the Pima County Arizona Superior Court, Case No. C20202216. Mr. Powell has alleged that he entered into an employment agreement with DragonWave-X, Inc. in July 2018, was terminated without cause in May 2019, and is owed approximately $182,000 in wages and $50,000 in bonuses. Mr. Powell is seeking approximately $697,000 in treble damages, punitive damages, consequential damages, interest and attorneys’ fees and costs. The Company disputes Mr. Powell’s allegations and it intends to vigorously defend the lawsuit.

On August 24, 2020, we entered into an Agreement and Plan of Merger and Reorganization dated as of August 24, 2020 (the “FN Merger Agreement”) among the Company and its wholly-owned subsidiary, CHC Merger Sub 8, LLC, Skyline Partners Technology LLC, a Colorado limited liability company that does business under the name Fastback Networks (“Fastback”), and John Helson, solely in his capacity as the representative of the security holders of Fastback, pursuant to which, subject to the terms and conditions of the FN Merger Agreement, the Company has agreed to acquire Fastback. The Company believes Fastback has been a leader in the development and commercialization of innovative intelligent backhaul radio (IBR) systems that deliver high-performance wireless connectivity to virtually any location including those challenged by Non-Line of Sight (NLOS) limitations. Fastback’s advanced IBR products allow operators to economically add capacity and density to their macrocells and expand service coverage density with small cells. These solutions also allow operators to both provide temporary cellular and data service utilizing mobile/portable radio systems and provide wireless Ethernet connectivity. Fastback has a U.S. patent portfolio comprised of 65 granted and 12 pending patents. Collectively the patent portfolio covers key technologies including antenna arrays, signal processing, adaptive antennas, beamforming/steering, self-optimizing networks, spectrum sharing and hybrid band operations.

Pursuant to the FN Merger Agreement, the aggregate merger consideration the Company is obligated to pay for Fastback will consist of (i) $1,250,000 in cash, (ii) $1,500,000 aggregate principal amount of our term debentures, and (iii) $11,150,000 aggregate principal amount of the Company’s convertible debentures that are convertible into the Company’s common stock at a conversion price of $1.74 per share, subject to adjustment. The Company’s proposed acquisition of Fastback is subject to the condition that the Company raises at least $12 million of gross proceeds from the sale of its equity or debt securities and certain other customary closing conditions.

22. CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At September 30, 2020, accounts receivable from two customers comprised 27% of the Company’s total trade accounts receivable, and none of this balance had been characterized as uncollectible as of September 30, 2020.

23. SUBSEQUENT EVENTS

Share-Based Activity

Subsequent to September 30, 2020, the Company issued all of the Unissued Shares. See discussion in Note 17 –Shareholder’s Equity.

In October 2020, an individual exercised warrants in a cashless purchase. In accordance with the warrant agreement, 55,714 warrants were exchanged for 50,000 shares of common stock. The original exercise price was $0.24 per share. However, the cashless purchase resulted in an average unit price of $0.27 per share.

On November 9, 2020, the Company entered into a settlement agreement with an investor and former lender regarding such lender’s disputed claims for interest and penalties arising out of loan agreements with the Company and DragonWave. While the Company believes that the loan agreements were satisfied and that the lender was repaid in full, the lender claimed it was owed additional interest and penalties. In order to avoid the administrative burden of continued discussions with this lender and expense and uncertainty of litigation, the Company and the lender settled prior to the filing of any litigation for the issuance of 300,000 restricted common shares to the lender.

Debt Agreements

Between November 4, 2020 and November 13, 2020, the Company borrowed an aggregate of $450,000 from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes are between $50,000 and $100,000. The loans bear interest at a rate of 15% and have maturity dates between January 1, 2021 and February 12, 2021. As additional consideration for such loans, Daniel L. Hodges, the Company’s Chairman and Chief Executive Officer, guaranteed the notes and transferred to such investors an aggregate of 90,000 shares of common stock.

In October 2020, the Company entered into an agreement with TM to exchange the aggregate principal, interest and penalties outstanding of $1,414,301 in full for 565,721 common shares of the Company with a fair value of $2.50 per share.

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

Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2020 compared to three months ended September 30, 2019 and the period January 10, 2019 (Inception) to September 30, 2019 unless otherwise indicated.

Business Overview

We are a provider of technologically-advanced telecom solutions to network operators, mobile device carriers, governmental units and other enterprises worldwide. We have assembled a portfolio and partnership of communications, power, and niche technologies, capabilities, and products that enable upgrading latent 3G networks to 4G and 4G-LTE networks. Our products facilitate the rapid rollout of the 5G and “next-Generation” (“nG”) networks of the future. We focus on special capabilities, including signal modulations, antennae, software, hardware and firmware technologies that enable increasingly efficient data transmission across the electromagnetic spectrum. Our product solutions are complemented by a broad array of services including technical support, systems design and integration, and sophisticated research and development programs. While compete globally on the basis of our innovative technology, the breadth of our broad product offerings, our high-quality cost-effective customer solutions, and the scale of our global customer base and distribution, our primary focus is on the North American telecom and infrastructure and service market. We believe we are in a unique position to rapidly increase our near-term domestic sales as we are among the few U.S.-based providers of telecommunications equipment and services.

ComSovereign Acquisition

On November 27, 2019, we completed the acquisition (the “ComSovereign Acquisition”) of ComSovereign Corp, a Delaware corporation (“ComSovereign”), in a stock-for-stock transaction with a total purchase price of approximately $75 million. The ComSovereign Acquisition was treated as a reverse merger for accounting purposes under U.S. GAAP with ComSovereign as the accounting acquirer and our company as the accounting acquiree. As a result, our Condensed Consolidated Financial Statements included in this Quarterly Report are those of ComSovereign for the three months ended September 30, 2019 and the period January 10, 2019 (Inception) to September 30, 2019 and those of our company for the three- and nine-month period ended September 30, 2020. The operations of our pre-acquisition business, which consisted primarily of the operations of Drone Aviation, are included in our consolidated operating results only for the three- and nine-month periods ended September 30, 2020.

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

●

Virtual Network Communications Inc. Virtual Network Communications Inc., (“VNC”) is a Virginia-based edge centric wireless telecommunications technology developer and equipment manufacturer of both 4G LTE Advanced and 5G capable radio equipment.  VNC designs, develops, manufactures, markets, and supports a line of network products for wireless network operators, mobile virtual network operators, cable TV system operators, and government and business enterprises that enable new sources of revenue, and reduce capital and operating expenses.  VNC is reinventing how wireless networks service mission-critical communications for Public Safety, Homeland Security, Department of Defense and commercial Private Network users.  We envision the future of virtualized micro networks blanketing the globe without expensive terrestrial based radio towers and building installation. VNC’s patented technology virtualizes entire LTE Advanced and 5G core and radio solutions.  Our products eliminate much of the costly backbone equipment of telecom networks. VNC also has developed rapidly deployable, tactical systems that can be combined with the tethered aerostats and drones, including from COMSovereign’s Drone Aviation subsidiary, enabling operating in nearly any location in the world.  We acquired VNC in July 2020.

●	Drone Aviation. Lighter Than Air Systems Corp., which does business under the name Drone Aviation (“Drone Aviation”), is based in Jacksonville, Florida and develops and manufactures cost-effective, compact and enhanced tethered unmanned aircraft systems (UASs), including lighter-than-air aerostats and multi-rotor drones that support surveillance sensors and communications networks. We acquired Drone Aviation in November 2019.

●	InduraPower, Inc. InduraPower Inc. (“InduraPower”) is a Tucson, Arizona-based developer and manufacturer of intelligent batteries, battery management systems, and back-up power supplies for network systems and telecom nodes. It also provides power designs and batteries for the aerospace, marine and automotive industries. We acquired InduraPower in January 2019.

●	Silver Bullet Technology, Inc. Silver Bullet Technology, Inc. (“Silver Bullet”) is a California-based engineering firm that designs and develops next generation self-organized networks and systems, including large-scale mesh network protocol development, software-defined radio systems, and wireless communications equipment. We acquired Silver Bullet in March 2019.

●	Lextrum, Inc. Lextrum, Inc. (“Lextrum”) is a Tucson, Arizona-based developer of in band full-duplex wireless technologies and components, including multi-reconfigurable radio frequency (RF) antennae and software programs. This duplexing technology enables doubling the capacity of a given spectrum band by allowing simultaneous transmission and receipt of radio signals on the same frequencies. We acquired Lextrum in April 2019.

●	VEO (“VEO”), based in San Diego, California, is a research and development company innovating Silicon Photonics (SiP) technologies for use in copper-to-fiber-to-copper switching, high-speed computing, optical transport networks, autonomous vehicle applications, mobile devices, and 5G wireless equipment. ComSovereign acquired VEO in January 2019.

●	Sovereign Plastics LLC. Sovereign Plastics LLC (“Sovereign Plastics”), based in Colorado Springs, Colorado, operates as the material, component manufacturing and supply chain source for all of our subsidiaries, and also provides plastics and metal components to third-party manufacturers. Its ability to rapidly prototype new product offerings and machine moldings, metals and plastics castings has reduced the production cycle for many of our components from months to days. We acquired Sovereign Plastics in March 2020.

On August 24, 2020, we entered into an Agreement and Plan of Merger and Reorganization dated as of August 24, 2020 (the “FN Merger Agreement”) among our Company and our wholly-owned subsidiary, CHC Merger Sub 8, LLC, Skyline Partners Technology LLC, a Colorado limited liability company that does business under the name Fastback Networks (“Fastback”), and John Helson, solely in his capacity as the representative of the security holders of Fastback, pursuant to which, subject to the terms and conditions of the FN Merger Agreement, we have agreed to acquire Fastback. We believe Fastback has been a leader in the development and commercialization of innovative intelligent backhaul radio (IBR) systems that deliver high-performance wireless connectivity to virtually any location including those challenged by Non-Line of Sight (NLOS) limitations. Fastback’s advanced IBR products allow operators to economically add capacity and density to their macrocells and expand service coverage density with small cells. These solutions also allow operators to both provide temporary cellular and data service utilizing mobile/portable radio systems and provide wireless Ethernet connectivity. Fastback has a U.S. patent portfolio comprised of 65 granted and 12 pending patents. Collectively the patent portfolio covers key technologies including antenna arrays, signal processing, adaptive antennas, beamforming/steering, self-optimizing networks, spectrum sharing and hybrid band operations.

Pursuant to the FN Merger Agreement, the aggregate merger consideration we are obligated to pay for Fastback will consist of (i) $1,250,000 in cash, (ii) $1,500,000 aggregate principal amount of our term debentures, and (iii) $11,150,000 aggregate principal amount of our convertible debentures that are convertible into our common stock at a conversion price of $1.74 per share, subject to adjustment. Our proposed acquisition of Fastback is subject to the condition that we raise at least $12 million of gross proceeds from the sale of our equity or debt securities and certain other customary closing conditions.

Significant Components of Our Results of Operations

Revenues

Our revenues are generated primarily from the sale of our products, which consist primarily of wireless telecommunications equipment and unmanned aerial systems. At contract inception, we assess the goods and services promised in the contract with customers and identify a performance obligation for each. To determine the performance obligation, we consider all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration expected to be received in exchange for transferring goods and services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met.

We expect our total revenues for the year ending December 31, 2020 to materially exceed those of fiscal 2019 for the following reasons:

●	ComSovereign experienced working capital shortages during fiscal 2019 due in part to preparatory actions, including manufacturing line readiness and subsidiary integration actions, which impeded the ability of DragonWave to have products manufactured and shipped during the period. As of September 30, 2020, we had a backlog of orders for our mobile network backhaul products in the amount of $281,879 with the majority of the products scheduled to be shipped in the next six months.

●	Our fiscal 2019 revenues did not include the 2019 revenues of Drone Aviation prior to November 27, 2019. In 2020, we will include all of the revenues of Drone Aviation in our consolidated results of operations.

●	During fiscal 2019, we received only nominal revenues from the sale of prototype intelligent battery back-up power solutions. In the fourth quarter of 2020, we expect to commence commercial production of our intelligent batteries for the telecom, aerospace and transportation industries, which we expect will increase our revenues in 2020 from the sale of those products.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold is comprised primarily of the costs of manufacturing products, procuring finished goods from our third-party manufacturers, third-party logistics and warehousing provider costs, shipping and handling costs and warranty costs. We presently outsource the manufacturing of DragonWave’s microwave products to a single third-party manufacturer, Benchmark Electronics, Inc., which manufactures our products from its facilities. Cost of goods sold also includes costs associated with supply operations, including personnel-related costs, provision for excess and obsolete inventory, third-party license costs and third-party costs related to the services we provide.

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

General and Administrative

In addition to personnel costs, general and administrative expense consists of professional fees, such as legal, audit, accounting, information technology and consulting fees; share-based compensation; and facilities and other supporting overhead costs. We expect general and administrative expense to increase in absolute dollars as we continue to expand our product offerings and expand into new markets. During fiscal 2021, we expect to incur increases in supporting overhead costs, professional fees, transfer agent fees and expenses; development costs and other expenses related to operating as a public company.

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

Provision for Income Taxes

On our Condensed Consolidated Financial Statements, a tax benefit of $3,501,204 was reported for the period January 10, 2019 (Inception) to September 30, 2019, but no tax benefit has been reported for the three or nine months ended September 30, 2020, as the potential tax benefit is offset by a valuation allowance of the same amount. We have recorded a 100% valuation allowance against net deferred tax assets due to the uncertainty of their ultimate realization. Management assesses our deferred tax assets in each reporting period, and if it is determined that it is not more likely than not to be realized, we will record a change in our valuation allowance in that period.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,	January 10, 2019 (Inception) to September 30,
(Amounts in US$’s, except share data)	2020	2019	2020	2019
Revenue	$2,018,363	$2,573,431	$7,513,660	$3,576,342
Cost of Goods Sold	859,661	1,130,750	3,473,293	2,019,020
Gross Profit	1,158,702	1,442,681	4,040,367	1,557,322

Operating Expenses
Research and development (1)	561,942	118,635	1,263,427	179,599
Sales and marketing (1)	898	387	30,523	4,202
General and administrative (1)	4,471,121	4,634,711	13,151,442	9,027,646
Depreciation and amortization	2,908,572	2,440,581	8,653,635	4,918,800
Total Operating Expenses	7,942,533	7,194,314	23,099,207	14,130,247
Net Operating Loss	(6,783,831)	(5,751,633)	(19,058,660)	(12,572,925)
Other Income (Expense)
Interest expense	(3,349,964)	(1,598,732)	(5,707,840)	(1,961,334)
Other income (expense)	(128,754)	95,266	(128,778)	95,266
Loss on extinguishment of debt	(21,882)	—	(21,882)	—
Foreign currency transaction gain/(loss)	(46,587)	(133,893)	(6,799)	108,333
Loss on investment	(24)	—	(24)	—
Interest income	213	7	1,268	7
Gain on the sale of assets	—	128,749	663	325,838
Total Other Expenses	(3,546,998)	(1,508,603)	(5,863,392)	(1,431,890)
Net Loss Before Income Taxes	(10,330,829)	(7,260,236)	(24,922,052)	(14,004,815)
Deferred Tax Benefit	—	1,815,059	—	3,501,204
Net Loss	$(10,330,829)	$(5,445,177)	$(24,922,052)	$(10,503,611)
Loss per common share:
Basic	$(0.08)	$(0.12)	$(0.19)	$(0.27)
Diluted	$(0.08)	$(0.12)	$(0.19)	$(0.27)
Weighted-average shares outstanding:
Basic	132,649,621	43,953,888	132,466,532	39,103,721
Diluted	132,649,621	43,953,888	132,466,532	39,103,721

Three and Nine months Ended September 30, 2020 compared to Three Months Ended September 30, 2019 and the period January 10, 2019 (Inception) to September 30, 2019

From the date of its incorporation (January 10, 2019) until the date of its first acquisition, as described above, ComSovereign had no business operations. ComSovereign’s entire activity after its inception date through the date of consummation of the ComSovereign Acquisition was limited to the evaluation of and consummation of business acquisition transactions as well as preparatory actions, including manufacturing line readiness and subsidiary integration actions, which impeded the ability of DragonWave to have products manufactured and shipped during the period. For the period January 10, 2019 (Inception) to September 30, 2019, ComSovereign generated only nominal revenues.

Total Revenues

For the three months ended September 30, 2020, total revenues were $2,018,363 compared to $2,573,431 for the same period in 2019, which were derived primarily from mobile network backhaul products and to a lesser extent, from the sale of our aerostat products and accessories after November 27, 2019, the date of the ComSovereign Acquisition, and from the test-market sale of certain high-performance after-market models of our intelligent batteries.

 For the nine months ended September 30, 2020, total revenues were $7,513,660 compared to $3,576,342 for the period January 10, 2019 (Inception) to September 30, 2019, which were derived primarily from mobile network backhaul products and to a lesser extent, from the sale of our aerostat products and accessories after November 27, 2019, the date of the ComSovereign Acquisition, and from the test-market sale of certain high-performance after-market models of our intelligent batteries.

Cost of Goods Sold and Gross Profit

For the three months ended September 30, 2020, cost of goods sold were $859,661 compared to $1,130,750 for the same period in 2019, which primarily consisted of the payment to our contact manufacturer for the production of our mobile network backhaul products and the materials, parts and labor associated with the manufacturing of our aerostat products and accessories, and our intelligent batteries. Gross profit for the three months ended September 30, 2020 was $1,158,72 with a gross profit margin of 57% compared to $1,442,681 for the same period in 2019 with a gross profit margin of 56%.

For the nine months ended September 30, 2020, cost of goods sold were $3,473,293 compared to $2,019,020 for the period January 10, 2019 (Inception) to September 30, 2019, which primarily consisted of the payment to our contact manufacturer for the production of our mobile network backhaul products and the materials, parts and labor associated with the manufacturing of our intelligent batteries. Gross profit for the nine months ended September 30, 2020 was $4,040,367 with a gross profit margin of 54% for the same period compared to $1,557,322 for the period January 10, 2019 (Inception) to September 30, 2019 with a gross profit margin of 44% for the same period.

These changes in gross profit margin resulted primarily from the increased gross profit margin of DragonWave during the nine months ended September 30, 2020 and the acquisitions of Drone Aviation and Sovereign Plastics on November 27, 2019 and March 6, 2020, respectively. As described above, for the period January 10, 2019 (Inception) to September 30, 2019, ComSovereign generated only nominal revenues. DragonWave’s sales and gross profit margin increased following the preparatory actions performed in 2019, including manufacturing line readiness and subsidiary integration actions.

Research and Development Expense

For the three months ended September 30, 2020, research and development expenses were $561,942 compared to $118,635 for the same period in 2019, which primarily consisted of payroll and related costs.

For the nine months ended September 30, 2020, research and development expenses were $1,263,427 compared to $179,599 for the period January 10, 2019 (Inception) to September 30, 2019, which primarily consisted of payroll and related costs.

These increases in research and development expenses resulted from multiple new technology integration efforts across our subsidiaries, including expenses related to additional contracted engineering services teams.

Sales and Marketing Expense

For the three months ended September 30, 2020, sales and marketing expenses were $898 compared to $387 for the same period in 2019, which primarily consisted of payroll and related costs.

For the nine months ended September 30, 2020, sales and marketing expense was $30,523 compared to $4,202 for the period January 10, 2019 (Inception) to September 30, 2019, which primarily consisted of payroll and related costs.

General and Administrative Expenses

For the three months ended September 30, 2020, general and administrative expenses were $4,471,171 compared to $4,634,711 for the same period in 2019. Such expenses primarily consisted of payroll and related costs of $2,532,674, business overhead costs of $174,193, bad debt expense of $975,340, professional fees of $528,135, rent of $425,644 and travel of $21,099 recorded in the third quarter of 2020 and payroll and related costs of $3,531,050, professional fees of $385,481, business overhead costs of $93,000 and rent of $432,556 recorded in the third quarter of 2019.

For the nine months ended September 30, 2020, general and administrative expenses were $13,151,442 compared to $9,027,646 for the period January 10, 2019 (Inception) to September 30, 2019. Such expenses primarily consisted of payroll and related costs of $6,573,104, business overhead costs of $520,674, professional fees of $3,818,351, rent of $909,226 and travel of $139,347 recorded during the first nine months of 2020 and payroll and related costs of $3,978,082, shared based compensation of $352,000 and professional fees of $2,653,223 recorded during the period January 10, 2019 (Inception) to September 30, 2019. The increase is due mostly to higher head-count related expenses due to acquisitions and higher legal and accounting fees related to public company expense.

Depreciation and Amortization

For the three months ended September 30, 2020, depreciation and amortization were $2,908,572 compared to $2,440,581 for the same period in 2019, which primarily included $2,621,315 and $2,243,135 of amortization on definite-lived intangible assets, respectively, $5,412 of amortization of finance lease right-of-use asset in current year and none in the previous, and $281,845 and $197,446 of depreciation on test equipment, research and development equipment, computer hardware, production fixtures and leasehold improvements, respectively.

For the nine months ended September 30, 2020, depreciation and amortization were $8,653,635 compared to $4,918,800 for the period January 10, 2019 (Inception) to September 30, 2019, which primarily included $7,847,434 and $4,614,131 of amortization on definite-lived intangible assets, respectively, $8,400 of amortization of finance lease right-of-use asset in current year and none in previous, and $797,801 and $304,669 of depreciation on test equipment, research and development equipment, computer hardware, production fixtures and leasehold improvements, respectively. This increase is driven primarily through the realization of full periods of depreciation and amortization for acquisitions that occurred during 2019 as well as additional acquisitions in the current year.

Other Income and Expenses

For the three months ended September 30, 2020, total other expenses were $3,546,998 compared to total other expenses of $1,508,603 for the same period in 2019. This increase primarily consisted of $3,349,964 of interest expense and amortized discounts on our outstanding debt and a $46,587 loss on foreign exchange transactions partially offset by $213 of interest income recorded in the third quarter of 2020 and $1,598,732 of interest expense and amortized discounts on our outstanding debt and a $133,893 loss on foreign exchange transactions and $128,749 of proceeds from the disposal of property and equipment recorded in the third quarter of 2019.

For the nine months ended September 30, 2020, total other expenses were $5,863,392 compared to total other expenses of $1,431,890 for the period January 10, 2019 (Inception) to September 30, 2019. This increase primarily consisted of $5,707,840 of interest expense and amortized discounts on our outstanding debt and a $24 loss on our investments, which was partially offset by a $6,799 loss on foreign exchange transactions and $663 of proceeds from the disposal of property and equipment recorded during the first nine months of 2020 and $1,961,334 of interest expense and amortized discounts on our outstanding debt, which was partially offset by a $108,333 gain on foreign exchange transactions and $325,838 of proceeds from the disposal of property and equipment recorded during the period January 10, 2019 (Inception) to September 30, 2019.

Provision for Income Taxes

For the three months ended September 30, 2020, there was no provision for income taxes due to an increase in the valuation allowance of $2,648,200 recorded on the total tax provision, because we believe that it is more likely than not that the tax asset will not be utilized during the next year.

Net Loss

For the three months ended September 30, 2020, we had a net loss of $5,445,177 compared to a net loss of $7,260,236 for the same period in 2019, related to the items described above.

For the nine months ended September 30, 2020, we had net loss of $24,922,052 compared to a net loss of $10,503,611 for the period January 10, 2019 (Inception) to September 30, 2019, related to the items described above.

Going Concern

The accompanying unaudited consolidated financial statements and notes have been prepared assuming we will continue as a going concern. For the three months ended September 30, 2020, we generated negative cash flows from operations of $4,462,866 and had an accumulated deficit of $52,467,307 and negative working capital of $18,978,529.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund growth initiatives. We intend to position ourselves so that we will be able to raise additional funds through the capital markets and secure lines of credit. We anticipate an approximately $20,000,000 offering of equity securities in the fourth quarter of 2020.

Our fiscal operating results, accumulated deficit, and negative working capital, among other factors, raise substantial doubt about our ability to continue as a going concern. However, we believe the fundraising actions outlined above, and our future operating cash flows, will enable us to meet our liquidity requirements through September 2021. There can be no assurance that we will be successful in any capital-raising efforts that we may undertake, and our failure to raise additional capital could adversely affect our future operations and viability.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2020, we had $505,053 in cash compared to $812,452 at December 31, 2019, a decrease of $307,399. As of September 30, 2020, we had $893,407 in accounts receivable compared to $2,168,659 at December 31, 2019, a decrease of $1,275,252 resulting from increased collections in the first nine months of 2020.

As of September 30, 2020, we had total current assets of $7,403,605 and total current liabilities of $26,382,134, or negative working capital of $18,978,529, compared to total current assets of $8,665,369 and total current liabilities of $15,142,599, or negative working capital of $6,477,230 at December 31, 2019. This is a decline of more than $12,501,299 over the working capital balance at the end of 2019.

On or prior to September 30, 2021, we have undiscounted obligations relating to the payment of indebtedness as follows:

●	$1,849,518 related to secured notes payable that are past due;

●	$5,115,676 related to notes payable that are past due;

●	$84,000 related to senior debentures that are past due;

●	$374,137 related to convertible notes payable that are past due;

●	$8,185,333 related to indebtedness that are due in the fourth quarter of 2020

●	$23,043 related to indebtedness that are due in the first quarter of 2021; and

●	$23,348 related to indebtedness that are due in the second quarter of 2021.

●	$23,657 related to indebtedness that are due in the third quarter of 2021.

We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to September 30, 2021, primarily from an offering of our equity securities in the fourth quarter of 2020 and, to a lesser extent, from earnings from operations, including, in particular, DragonWave, which was acquired in April 2019, and VNC, which was acquired in July 2020. If we are not successful in obtaining additional financing when required, we expect that we will be able to renegotiate and extend certain of our notes payable as required to enable us to meet our debt obligations as they become due, although there can be no assurance that we will be able to do so.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, the number and cash requirements of other acquisition candidates that we pursue, and the costs of our operations. We have been investing in research and development in anticipation of increasing revenue opportunities in our cellular network solutions business, which has contributed to our losses from operations. Our management has taken several actions to ensure that we will have sufficient liquidity to meet our obligations through September 30, 2021, including the reduction of certain general and administrative expenses such as travel, facilities cost and downsizing. Additionally, if our actual revenues are less than forecasted, we anticipate implementing headcount reductions to a level that more appropriately matches the then-current revenue and expense levels. We also are evaluating other measures to further improve our liquidity, including, the sale of equity or debt securities and entering into joint ventures with third parties. Lastly, we may elect to reduce certain related-party and third-party debt by converting such debt into common shares. Since April 2020, we have entered into agreements with certain debt holders to extend the maturity dates on such debt. In the third quarter of 2020, we converted or exchanged $4,85 million of outstanding indebtedness for equity, in October 2020, we agreed to exchange an additional $1.4 million of indebtedness for equity, and we are in discussions with certain other creditors regarding the conversion or exchange of additional indebtedness for equity. We are currently in discussions with potential investors regarding the sale of our equity securities to enhance our liquidity position and anticipate an approximately $20 million offering of equity securities in the fourth quarter of 2020. Our management believes that these actions will enable us to meet our liquidity requirements through September 30, 2021. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund operations during the next 12 months.

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

We had capital expenditures of $96,852 during the nine-month period ended September 30, 2020. We expect our capital expenditures for next 12 months will be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Line of Credit and Debt Agreements

Summary information with respect to our debt agreements or other credit facilities is set forth in Notes 15 and 23 of the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report.

Sources and Uses of Cash

(Amounts in US$’s)	For the Nine Months Ended September 30, 2020	January 10, 2019 (Inception) to September 30, 2019
Cash flows (used in) provided by operating activities	$(4,462,866)	$(11,657,063)
Cash flows (used in) provided by investing activities	(3,242,689)	1,629,519
Cash flows (used in) provided by financing activities	7,374,773	10,711,153
Effect of exchange rates on cash	23,383	(21,699)
Net increase/(decrease) in cash and cash equivalents	$(307,399)	$661,910

Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities was $4,462,866. Net cash used in operating activities primarily consisted of the net operating loss of $24,922,052 and gain on the sale of fixed assets of $663, which was partially offset by depreciation and amortization of $8,653,635, amortized discounts and debt issuance costs on our outstanding debt of $4,287,794 and right-of-use asset amortization of $444,436. Additionally, working capital changes provided $5,697,103 in cash during the period.

For the period January 10, 2019 (Inception) to September 30, 2019, cash used in operating activities was $11,657,063. Net cash provided by operating activities primarily consisted of the net operating loss of $12,318,670, which was partially offset by depreciation and amortization of $4,918,800, right-of-use asset amortization of $76,557 and $352,000 of shares issued as vendor compensation. Additionally, working capital changes used $4,694,005 in cash during the period.

Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $3,242,689. Investing activities primarily consisted of the acquisition of the net assets of Fast Plastics Parts LLC and Virtual Network Communications, Inc. for a purchase prices of $829,347 and $19,728,781, respectively. The purchase price of Fast Plastics Parts LLC included cash paid on the closing date of $253,773 and short-term debt incurred to the sellers of $575,574, which was partially offset by proceeds from the disposal of property and equipment of $663, purchase of property and equipment of $96,852 and a note receivable for acquisition of $251,247. The purchase price of Virtual Network Communications, Inc. included cash paid on the settlement date of $2,892,727, shares with values at acquisition date of $12,677,267, warrants and options with values at acquisition date of $3,907,746 and note receivable of $251,042.

For the period January 10, 2019 (Inception) to September 30, 2019, net cash provided by investing activities was $1,629,519. Investing activities primarily consisted of cash from ComSovereign’s acquisitions of VEO, InduraPower, Silver Bullet Technologies, DragonWave-X LLC and Lextrum, Inc.

Financing Activities

For the nine months ended September 30, 2020, financing activities provided cash of $7,374,773. Financing activities primarily consisted of $8,008,026 of proceeds from the issuance of debt and $331,843 from the sale of common stock, which was offset by the repayment of $902,661 of debt, net payments on line of credit of $2,000,000 and $12,634 principal payment on finance leases.

For the period January 10, 2019 (Inception) to September 30, 2019, provided by financing activities was $10,711,153. Financing activities primarily consisted of proceeds of debt.

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

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting as of and for the three months ended September 30, 2020, as compared to the internal control over financial reporting weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2019 or Item 1 of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, except as follows:

On February 7, 2020, DragonWave agreed to repurchase inventory held by Tessco Technologies Incorporated (“Tessco”), one of DragonWave’s customers and note holders. Upon receipt of the inventory, which is valued at $121,482, DragonWave agreed to reimburse Tessco $56,766, representing the balance due after making an initial payment of $60,000. The return of inventory and payment to Tessco of $56,766 was required by February 28, 2020, but has not yet been made. On June 5, 2020, Tessco filed a complaint for confessed judgment against DragonWave in the Circuit Court for Baltimore, Maryland, Case No. 5539212, for approximately $60,000, which it claims is the reimbursement amount. We did not oppose the entry of this judgment, and in August 2020 we satisfied the judgement. Tessco filed a notice of satisfaction of judgement on August 26, 2020.

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

On August 11, 2020, we issued to a consulting firm for services rendered 36,545 shares of our common stock that were valued at $1.174 per share and 34,527 shares of our common stock that were valued at $1.038 per share. In addition, on August 11, 2020, we issued to a consulting firm for services rendered 5,909 shares of our common stock that were valued at $2.584 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

 On August 24, 2020, as partial consideration for a loan, we issued to an accredited investor 400,000 shares of our common stock for no additional consideration.  Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

On October 14, 2020, we issued to an accredited investor 100,000 shares of our common stock in payment of interest on an outstanding promissory note at the rate of $1.05 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

On October 27, 2020, we issued to an accredited investor 1,000,000 shares of our common stock upon the conversion of the principal amount of an outstanding promissory note at a conversion price of $1.50 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

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

ComSovereign Holding Corp.

Date: November 20, 2020	/s/ Daniel L. Hodges
Daniel L. Hodges
Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2020	/s/ Brian Mihelich
Brian Mihelich
Chief Financial Officer
(Principal Financial Officer)