Form 10-K
period 2020-12-31
ComSovereign Holding Corp.
filed 2021-03-30
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-150332

COMSOVEREIGN HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	46-5538504
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

5000 Quorum Drive, STE 400, Dallas, TX	75254
(Address of Principal Executive Offices)	(Zip Code)

(904) 834-4400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	COMS	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	COMSW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $57,404,349 (based on the closing price of the common stock as reported on the OTCQB Market operated by OTC Markets Group of $3.15 per share).

There were 66,308,177 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding as of March 30, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) hereof is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

COMSOVEREIGN HOLDING CORP.

i

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” mean COMSovereign Holding Corp. and its subsidiaries (unless the context indicates a different meaning).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. These statements involve risks known to us, significant uncertainties, and other factors which may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by those forward-looking statements.

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” that represent our beliefs, projections and predictions about future events. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, gross margins, profitability, cash flows, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	the potential impact of COVID-19 on our business and results of operations;

●	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	he effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flows, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

ii

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flows they are capable of delivering in the future;

●	the effects on our business operations, financial results, and prospects of business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include, without limitation, those discussed under the caption “Risk Factors” in this report.

iii

PART I

ITEM 1.	BUSINESS

Overview

We are a provider of technologically-advanced telecom solutions to network operators, mobile device carriers, governmental units and other enterprises worldwide. We have assembled a portfolio of communications, power and portable infrastructure technologies, capabilities and products that enable the upgrading of latent 3G networks to 4G and 4G-LTE networks and will facilitate the rapid roll out of the 5G and “next-Generation” (“nG”) networks of the future. We focus on novel capabilities, including signal modulations, antennae, software, hardware and firmware technologies that enable increasingly efficient data transmission across the electromagnetic spectrum. Our product solutions are complemented by a broad array of services, including technical support, systems design and integration, and sophisticated research and development programs. While we compete globally on the basis of our innovative technology, the breadth of our product offerings, our high-quality cost-effective customer solutions, and the scale of our global customer base and distribution, our primary focus is on the North American telecom infrastructure and service market. We believe we are in a unique position to rapidly increase our near-term domestic sales as we are among the few U.S.-based providers of telecommunications equipment and services.

We provide the following categories of product offerings and solutions to our customers:

●	Telecom and Network Products and Solutions. We design, develop, market and sell technologically-advanced products for telecom network operators, mobile device carriers and other enterprises, including the following:

●	Backhaul Telecom Radios. We offer a line of high-capacity packet microwave solutions that drive next-generation IP networks. Our carrier-grade point-to-point packet microwave systems transmit broadband voice, video and data. Our solutions enable service providers, government agencies, enterprises and other organizations to meet their increasing bandwidth requirements rapidly and affordably. The principal application of our product portfolio is wireless network transport, including a range of products ideally suited to support the emergence of underlying small cell networks. Additional solutions include leased-line replacement, last mile fiber extension and enterprise networks.

●	In-Band Full-Duplex Technologies. We have developed proprietary wireless transmission technologies that alleviate the performance limitations of the principal transmission technologies used by most networks today. Time Division Duplex (TDD) transmission technology used by many communications systems utilizes a single channel for transmission of data alternating between downlink or uplink, which limits capacity/throughput. Frequency Division Duplex (FDD) technologies in the marketplace today use two independent channels for downlink and uplink but require twice the spectrum. Neither TDD nor FDD can simultaneously transmit and receive on a single channel — a limitation that network advancements and 5G will require for optimal performance. In late 2021, we intend to commence offering products incorporating our proprietary In-Band Full-Duplex technologies that simultaneously transmit and receive data on a single channel, which resolves the limitation of current TDD and FDD transmissions by increasing network performance and doubling spectrum efficiency.

●	Edge Compute Capable Small Cell 4G LTE and 5G Access Radios. We offer Citizens Broadband Radio Service (CBRS) frequency and other small cell radios that are designed to connect to other access radios or to connect directly to mobile devices such as mobile phones and other IoT devices. Recently, we developed the world’s first fully-virtualized 5G core network on a microcomputer the size of a credit card, enabling, for the first time, the ability to have the 5G network collocated on the network edge with the small cell communicating with the devices themselves. The small cells support edge-based application hosting and enable third-party service integration.

●	Intelligent Batteries and Back-Up Power Solutions. We are developing for the telecom industry a full line of environmentally-friendly, non-volatile advanced intelligent lithium-ion batteries and back-up power units that charge quickly, have a life span approximately five times longer than conventional lead-acid batteries, and can be monitored remotely. We are also currently offering and developing models that provide power for a wide range of applications, including cellular towers and other radio access network (RAN) infrastructures, automobiles, boats, spacecraft and other vehicles.

●	Tethered Drones and Aerostats. We design, manufacture, sell and provide logistical services for specialized tethered aerial monitoring and communications platforms serving national defense and security customers for use in applications such as intelligence, surveillance and reconnaissance (“ISR”) and communications. We focus primarily on a suite of tethered aerostats known as the Winch Aerostat Small Platform (“WASP”), which are principally designed for military and security applications and provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high-strength armored tether. Our recently-acquired HoverMast line of quadrotor-tethered drones feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically-improved situational awareness and communications capabilities to users.

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

Our Operating Units

Through a series of acquisitions, we and our operating subsidiaries have expanded our service offerings and geographic reach over the past two years. On November 27, 2019, we completed the COMSovereign Acquisition in a stock-for-stock transaction with a total purchase price of approximately $75 million. COMSovereign had been formed in January 2019 and, prior to its acquisition by our Company, had completed five acquisitions of companies with unique products in development for, or then being marketed to, the telecommunications market. As a result of our acquisitions, our Company is comprised of the following principal operating units, each of which was acquired to address a different opportunity or sector of the North American telecom infrastructure and service market:

●	DragonWave-X LLC. DragonWave-X, LLC and its operating subsidiaries, DragonWave Corp. and DragonWave-X Canada, Inc. (collectively, “DragonWave”), are a Dallas-based manufacturer of high-capacity microwave and millimeter wave point-to-point telecom backhaul radio units. DragonWave and its predecessor have been selling telecom backhaul radios since 2012 and its microwave radios have been installed in over 330,000 locations in more than 100 countries worldwide. According to a report of the U.S. Federal Communications Commission, as of December 2019, DragonWave was the second largest provider of licensed point-to-point microwave backhaul radios in North America. DragonWave was acquired by COMSovereign in April 2019 prior to the COMSovereign Acquisition.

●	Virtual Network Communications Inc. Virtual Network Communications Inc. (“VNC”) is an edge compute focused wireless telecommunications technology developer and equipment manufacturer of both 4G LTE Advanced and 5G capable radio equipment. VNC designs, develops, manufactures, markets, and supports a line of network products for wireless network operators, mobile virtual network operators, cable TV system operators, and government and business enterprises that enable new sources of revenue, and reduce capital and operating expenses. VNC also has developed rapidly deployable, tactical systems that can be combined with the tethered aerostats and drones offered by our Drone Aviation subsidiary and enabled and operated in nearly any location in the world. We acquired VNC in July 2020.

●	Fastback. Skyline Partners Technology LLC, which does business under the name Fastback Networks (“Fastback”), is a manufacturer of intelligent backhaul radio (IBR) systems that deliver high-performance wireless connectivity to virtually any location, including those challenged by Non-Line of Sight (NLOS) limitations. Fastback’s advanced IBR products allow operators to economically add capacity and density to their macrocells and expand service coverage density with small cells. These solutions also allow operators to both provide temporary cellular and data service utilizing mobile/portable radio systems and provide wireless Ethernet connectivity. We acquired Fastback in January 2021.

●	Drone Aviation. Lighter Than Air Systems Corp., which does business under the name Drone Aviation (“Drone Aviation”), is based in Jacksonville, Florida and develops and manufactures cost-effective, compact and enhanced tethered unmanned aerial vehicles (UAVs), including lighter-than-air aerostats and drones that support surveillance sensors and communications networks. We acquired Drone Aviation in June 2014.

●	Sky Sapience Ltd. Sky Sapience Ltd. (“SKS”) is an Israeli-based manufacturer of drones with a patented tethered hovering technology that provides long-duration, mobile and all-weather Intelligence, Surveillance and Reconnaissance (ISR) capabilities to customers worldwide for both land and marine-based applications. Its innovative technologies include fiber optic tethers that enable secure, high-capacity communications, including support for commercial 4G and 5G wireless networks. SKS’s flagship HoverMast line of quadrotor-tethered drones feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically-improved situational awareness and communications capabilities to users. We acquired SKS in March 2021.

●	InduraPower, Inc. InduraPower Inc. (“InduraPower”) is a Tucson, Arizona-based developer and manufacturer of intelligent batteries and back-up power supplies for network systems and telecom nodes. It also provides power designs and batteries for the aerospace, marine and automotive industries. COMSovereign acquired InduraPower in January 2019 prior to the COMSovereign Acquisition.

●	Silver Bullet Technology, Inc. Silver Bullet Technology, Inc. (“Silver Bullet”) is a California-based engineering firm that designs and develops next generation network systems and components, including large-scale network protocol development, software-defined radio systems and wireless network designs. COMSovereign acquired Silver Bullet in March 2019 prior to the COMSovereign Acquisition.

●	Lextrum, Inc. Lextrum, Inc. (“Lextrum”) is a Tucson, Arizona-based developer of full-duplex wireless technologies and components, including multi-reconfigurable radio frequency (RF) antennae and software programs. This technology enables the doubling of a given spectrum band by allowing simultaneous transmission and receipt of radio signals on the same frequencies. COMSovereign acquired Lextrum in April 2019 prior to the COMSovereign Acquisition.

●	VEO Photonics, Inc. VEO Photonics, Inc. (“VEO”), based in San Diego, California, is a research and development company innovating SiP technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment. COMSovereign acquired VEO in January 2019 prior to the COMSovereign Acquisition.

●	Sovereign Plastics LLC. Sovereign Plastics LLC (“Sovereign Plastics”), based in Colorado Springs, Colorado, operates as the material, component manufacturing and supply chain source for all of our subsidiaries, and also provides plastic and metal components to third-party manufacturers. Its ability to rapidly prototype new product offerings and machine moldings, metals and plastic castings has reduced the production cycle for many of our components from months to days. We acquired the business currently conducted by Sovereign Plastics in March 2020.

On March 26, 2021, we entered into a Share Exchange Agreement dated as of March 26, 2021 (the “RVision Exchange Agreement”) among our Company, RVision, Inc. (“RVision”), Industrial Security Alliance Partners, Inc. and Halls of Valhalla, LLC pursuant to which, subject to the terms and conditions of the RVision Exchange Agreement, we have agreed to acquire RVision. RVision is a developer of technologically-advanced video and communications products and physical security solutions designed for government and private sector commercial industries. It has been serving governments and the military for nearly two decades with sophisticated, environmentally-rugged optical and infrared cameras, hardened processors, custom tactical video hardware, software solutions, and related communications technologies. It also has developed nano-defractive optics with integrated, artificial intelligence-driven electro-optical sensors and communication network connectivity products for smart city/smart campus applications.

Pursuant to the RVision Exchange Agreement, the aggregate purchase consideration we are obligated to pay for RVision consists of 2,000,000 shares of our common stock, subject to certain working capital adjustments. The RVision Exchange Agreement contains customary representations, warranties and covenants of our Company, on one hand, and RVision, on the other hand, including, among others, covenants by RVision with respect to the operations of RVision during the period between execution of the RVision Exchange Agreement and the closing of the transactions contemplated thereby, and provides that each party will indemnify the other party following the closing for breaches of the warranties and covenants of such party. The closing of our acquisition of RVision is subject to the satisfaction of the closing conditions stated in the RVision Exchange Agreement and there can be no assurance that such conditions will be met or that we will consummate the acquisition of RVision.

Our Industry

We participate in the large and growing global market for connectivity and essential communications infrastructure. This market is being driven by the growth in demand for data-intensive bandwidth and the necessity for reduced latency (the time it takes to send data from one point to another) associated with the continued demand of smartphones, tablets and machine-to-machine (M2M) communication, as well as the proliferation of data centers, big data, cloud-based services, streaming media content and IoT. In addition, video and gaming distribution over the broadband IP network is transforming how content is managed and consumed overall. This increase in data usage and demand is taxing available broadband of many service providers, which requires far more efficient technologies to meet demand. For example, in reaction to the COVID-19 pandemic, in certain regions Netflix reduced the quality of videos from high definition to standard definition in order to free up additional bandwidth required by workers performing online functions from their homes.

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

The term “5G” is misunderstood by most consumers who believe it is simply another layer of technology over the top of current 4G LTE infrastructures. However, this is not the case. While 4G LTE Advanced is a part of a large platform upon which 5G rests, according to many industry studies, significantly more 4G LTE/A will be required before 5G becomes a reality. 5G is an entirely new infrastructure that must be standardized for widespread adoption and must be agile enough to accommodate wireless devices of all kinds, not just cellular smartphones. The 5G enhancements specific to “IoT” will enable the connection of the internet to telemedical devices, gaming, video and television, smart-home devices, such as thermostats, alarms, lighting and garage doors, smartphones, driverless cars and traffic signals, laptops, desktops, Wi-Fi, logistic reporting devices on semi-tractor trucks and trains and a plethora of other use cases. It must do so seamlessly and with a fraction of the current “round-trip” response time of data. This requires that data centers be closer to the network’s “edge” where the devices connect to the wireless small cells. As a result, data centers and many of the other functions will require virtualization and eventually artificial intelligence (AI) algorithms and machine learning to route data requests to these virtualized data centers to keep latency to a minimum.

There are several major trends that we expect to drive network deployments and investment. The GSM Association (“GSMA”), a mobile telecom association to which most large infrastructure participants and mobile carriers are members, nearly mirrors our findings and impressions in its report on the state of mobile internet connectivity. Many of these trends and findings follow.

The Challenges of Connectedness

It is said in business that to remain static is to die. To understand the need for technological advancements and infrastructure growth in the cellular telecommunications industry, one must first understand the market factors driving these changes. In 2018, nearly 300 million people connected to mobile internet data for the first time. This increased the total number of internet connected users to more than 3.5 billion people worldwide. This type of connectivity now drives the global economy as more and more diverse commerce is conducted through wireless data access. However, since lower-income countries and regions have only approximately 40% of their population connected to the internet compared to 75% in high-income regions, these lower income areas are finding it increasingly difficult to raise their social and economic status. Getting these deficient regions (and the approximately 4 billion people inhabiting those regions who are unable to connect to the internet) connected is only one challenge. The other and equally difficult challenge is the density of urban areas in the higher income areas and the sophistication of the electronic communications and computing devices in those areas that require increasingly faster data. We plan to target both challenges by providing economical solutions and infrastructure building blocks to lower-income geographic areas around the world, which we expect we will initially sell through our resellers, distributors and other partners, while leading the world in innovative new technologies to make the realization of 5G and nG a reality.

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

Our customers are working to transition their networks to become faster, more responsive and more efficient. We believe the following findings will continue to impact our Company and the industry during 2021 and beyond.

(1)	Coverage Gaps Declining: Less than 10% of people globally (approximately 750 million) now have no access to a mobile broadband network as compared to approximately 24% only five years ago.

(2)	Usage Gaps an Issue: Approximately 3.3 billion people live in areas in which internet coverage exists but do utilize it. In other words, the usage gap is four times greater than the coverage gap.

(3)	Affordability: Mobile broadband usage is becoming more affordable across all regions, but its affordability is still short of the desired 2% or less of monthly per capita income. This cost of usage is keeping some users from participating online. There is also a perception in many low-income regions that internet usage will not contribute enough to their security, safety and commerce to warrant the expense. In addition, device cost remains high and thus a barrier to entry.

(4)	Prevalence of Use: Social media and instant messaging account for the majority of mobile usage. Online calls, news links, YouTube and Vimeo videos, and gaming are the other most prevalent activities.

(5)	Macro Level: The mobile industry contributed $4 trillion dollars to the global gross domestic product (GDP) last year (or almost 5% of the total GDP). A recent study conducted by Dr. Raul Katz and Fernando Collorda for the International Telecommunication Union, a specialized agency of the United Nations for information and communication technologies, concluded that a 10% increase in mobile broadband connectivity would lead to an increase in GDP of roughly 2% in both developed and underdeveloped regions.

(6)	Micro Level: Gallup and GSMA polls both found that mobile ownership and internet connectivity is associated with an improvement in people’s lives, as evidenced by increases in net positive emotions and average life evaluations (not the same as longevity).

Transition from Traditional to the IoT

The IoT wireless dream is evolving from an industry vision toward a tangible, next-generation wireless technology. Many operators have begun early transitions, or perhaps more accurately — are beginning to build a framework, to operable 5G networks and have announced trials and pre-standard deployments of 5G technology. This technology is primarily higher frequency, millimeter wave radios and higher order (more efficient) modulation methods, such as 4096 QAM. The number of 5G-enabled devices is expected to continue to increase during 2021 and accelerate beyond that. The primary benefits of 5G are expected to include:

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

Our Growth Strategy

Under the leadership of our senior management team, we intend to address and exploit the large and growing market for internet connectivity and essential communications infrastructure as we begin to build our sales, marketing and operations groups to support our planned growth while focusing on increasing operating margins through cost control measures. While organic growth will be our primary focus in driving our business forward, we expect acquisitions and select teaming and partnering arrangements with other companies will play a strategic role in strengthening our existing product and service lines and providing cross-selling opportunities. We are pursuing several growth strategies, including:

●	Continue to Innovate and Extend our Technology Leadership. Mobile broadband infrastructure innovations are required to dramatically improve the commercial viability of both the 4G LTE and 5G buildouts. It is well documented that more 4G infrastructure is required for 5G to be viable. However, with the huge increase in radio access network components required for an IoT/5G buildout, relative capital costs must come down to allow data to remain affordable. This requires doing more with less through “innovation.” We expect our continued investments in research and development will enable us to continue to provide innovative products to the marketplace. For example, early next year we expect to demonstrate our initial products incorporating our patented In-Band Full-Duplex technology, which is expected to up to double the efficiency, and as a result, the data throughput, of wireless spectrum channels. We also continue to pursue VEO’s SiP research, discoveries and developments, which we believe will not only eliminate the current log-jam many internet providers and data centers experience by providing significantly greater data speed and throughput in the switch that converts data bits from voltage modulations in the copper used in radios to light modulations that are used in fiber, and vice versa, but will also form the technological basis for the future of chip-to-chip light computing.

●	Enhance Sales Growth. We intend to generate additional growth opportunities by:

●	Growing our customer base and geographic markets. We intend to drive new customer growth by expanding our direct sales force focused on the mobile infrastructure markets. The initial focus of our direct sales program will be North America, with foreign sales coming through licensed channel partners and advisory personnel. In addition, we expect to leverage our existing base of resellers and more than 700 existing customers to help proliferate the knowledge globally of our technical superiorities and increase our customer base.

●	Increasing penetration within existing customers. We plan to continue to increase our product penetration within our existing customer base by expanding the breadth of our product and service offerings to provide for continued cross-selling opportunities. For example, while we believe DragonWave is well known for its microwave backhaul radio products, we have recently added additional millimeter wave frequency designs that can be offered to existing customers, as well as new customers. Similarly, we will seek to cross-sell the back-up power supply units of our InduraPower subsidiary and the rapid deployable networks offered by our Drone Aviation and SKS subsidiaries.

●	Focus on Innovation to Solve Critical Problems. We plan to build on our legacy of innovation and on our worldwide portfolio of patents and patent applications by continuing to invest in research and development. We expect to focus on expanding the functionality of our backhaul and access equipment products, while investing in capabilities that address new market opportunities. We believe this strategy will enable new high-growth opportunities and allow us to continue to deliver differentiated high-value products and services to our customers. We also intend to utilize our deep industry expertise to offer unique perspectives to solve customers’ challenges. We intend to focus our investment on high-growth markets.

●	Become a Preferred Partner to our Customers. We plan to expand our position within the telecom industry by developing and enhancing value-creating partner relationships with our customers, suppliers and distributors, as well as our channel and technology partners. We intend to expand these relationships by innovating, collaborating and selling with our customers. We expect to meet our commitments and maintain our product quality while collaborating with our customers to ensure we are providing solutions to their key network challenges.

●	Pursue Strategic Relationships. We expect to continue to pursue strategic technology and distribution relationships, alliances and acquisitions that will help us align with the strategic priorities of our customers. We intend to continue to invest in technologies to ensure interoperability across the ecosystems that support our customers’ most critical business processes through our partner programs. We continue to work with current industry partners while exploring a range of new partnerships to expand the products and services we offer.

●	Grow Revenues and Market Share through Selective Acquisitions. We plan to continue to acquire private companies or technologies that will enhance our earnings and offer complementary products and services or expand our geographic and industry reach. We believe such acquisitions will help us to accelerate our revenue growth, leverage our existing strengths and capture and retain more work in-house as a prime contractor for our customers, thereby contributing to our profitability. We also believe that increased scale will enable us to bid and take on larger contracts.

●	Increase Operating Margins by Leveraging Operating Efficiencies. We believe that by centralizing administrative functions, consolidating insurance coverage and eliminating redundancies across our newly-acquired businesses, we will be positioned to offer more integrated end-to-end solutions and improve operating margins. We will also seek to reduce our manufacturing costs to increase our margins. For example, in March 2020, we acquired Sovereign Plastics, a supply chain company that will allow us to reduce our costs for metal and plastics used in our product manufacturing by up to 45% for certain products we manufacture, such as battery housings, and allow us to implement a just-in-time supply chain program that will significantly reduce our overall inventory sizes and hold times for those components.

Our Products

All of our products enhance or directly contribute to the overall telecommunication infrastructure, and fall within the following three product groups:

Micro and Millimeter Microwave Technologies and Products

Through our DragonWave subsidiary, we design, manufacture and sell best-in-class (as defined by power, signal efficiency and range), microwave packet radio equipment for telecommunications and data. In addition to certain 3G legacy equipment that we offer under our Horizon-branded line of backhaul radios, we offer our Harmony-branded line of backhaul radios that are the most data efficient in existence and offer the most powerful, longest-range solution for backhaul in the industry. The Harmony Enhanced and the Harmony MC (for “Multi-Channel”) radios have the following characteristics:

●	Harmony Enhanced: Our Harmony Enhanced radios are high capacity, long reach, multi-service radios operating in the 6-42 gigahertz (GHz) spectrum bands. Each is a compact, all-outdoor radio that allows operators to cost effectively scale their networks with the industry’s leading system gain, highest spectral efficiency and increased capacity that is enabled through 112-megahertz (MHz) channel support, 4096Q AM capability, Bandwidth Accelerator+ and multiple-input and multiple-output (MIMO). These capabilities allow our Harmony Enhanced radios to deliver more than two billion bits per second (Gbps) in a single radio, with scalability to four Gbps via MIMO in a single channel. Bandwidth Accelerator+ provides more than two times throughput improvements with the inclusion of header optimization and the industry’s only bulk compression working in tandem. These radios also provide the highest output power in an all-outdoor microwave system, and leverage generative adversarial networks (GAN) technology to increase reach by more than 30%. Additionally, integrated ethernet switching with weighted random early detection (WRED) queuing, E-LINE and E-LAN support and upgradability to MPLS-TP, enables a true all-outdoor installation without the need for an additional access switch.

●	Harmony MC: Our Harmony MC radios are high-capacity packet microwave radios that build upon the Harmony Enhanced family of radios by delivering a multi-carrier channel system and doubling the capacity available in a single microwave outdoor unit. Because the radio and modem are integrated into a single highly-compact outdoor unit, Harmony EnhancedMC is a zero-footprint solution that eliminates rack congestion and minimizes colocation space. The ultra-high power increases the overall system gain and allows for deployment of smaller dishes, higher order modulations or increased link availability. Our Harmony MC radios also achieve the highest degree of spectral efficiency (through 4096 QAM and leading system gain) in the marketplace, delivering more capacity per channel with a longer reach than any other all-outdoor microwave system.

Engineering efforts are underway now with two additional enhancements — full-duplex and transpositional modulation waveforms that will be programmed to significantly enhance the spectral efficiency of our microwave radios, and, we believe, will far exceed our competitor’s offerings. These enhancements have the following characteristics:

●	In-Band Full-Duplex Technology: In late 2021, we expect to demonstrate our first microwave products incorporating our proprietary in-band full-duplex technology that was innovated by our Lextrum subsidiary. This technology, which is useful in almost any wireless communication system, functions by essentially doubling the data throughput on existing antennae by sending and receiving simultaneously on the same frequency. This capability is critical in backhaul networks (tower-to-tower applications) and is a fundamental component of 5G wireless technology if it is to operate most efficiently. Following commercial rollout of this technology in our own products, Lextrum will begin licensing its use to other radio designers and manufacturers, which we believe will generate license and royalty fee revenues commencing in 2021.

●	Transpositional Modulation Technology: In the late 2021, we also expect to demonstrate our first microwave products incorporating the transpositional modulation (TM) technology. This technology dramatically increases the capacity of an existing network through unique patented engineering and algorithm solutions while not requiring a new standard for integration. Its performance has been shown to increase waveform speed and capacity, and it can be used simultaneously and transparently with existing telecom waveforms with no appreciable interference with any co-existing modulation type. TM technology is the only known form of modulation that allows a single carrier to transmit two or more independent signals simultaneously in the same wave without destroying the integrity of the individual bit streams, thereby enabling transmission of significantly more data than existing modulations.

Intelligent Batteries and Back-up Power Solutions

Through our InduraPower subsidiary, we offer and are further developing a line of environmentally-friendly, non-volatile advanced intelligent lithium-ion batteries and back-up power units that charge quickly, have a life span approximately five times longer than conventional lead-acid batteries, can be monitored remotely and can provide power for a wide range of applications, including cellular towers and other RAN infrastructures, as well as automotive, aerospace and marine vehicles. Used in conjunction with our microwave radios, our batteries and back-up power solutions would ensure their seamless operation in the event of a power grid or local electrical failure or interruption. The use of lithium-ion phosphate chemistry in our batteries provides for an approximate 70% reduction in weight and 30% to 40% reduction in size over current lead-acid/ absorbent glass mat (AGM)-driven power supplies.

Tethered Drones and Aerostats

Through our Drone Aviation and SKS subsidiaries, we design, develop, market, sell and provide logistical services for specialized tethered aerial monitoring and communications platforms serving national defense, security, and commercial customers for use in applications including ISR and communications. Through Drone Aviation, we focus primarily on the development of a tethered aerostat known as the WASP, which is principally designed for military and security applications where they provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether. Through SKS, we offer our HoverMast line of quadrotor-tethered drones that feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically-improved situational awareness and communications capabilities to users. HoverMast is utilized by the Israeli government for border patrol and coastal applications and is also deployed in several international markets.

Our core aerostat products are designed to provide real-time, semi-persistent situational awareness to various military and national security customers such as the U.S. Department of Defense and units of the U.S. Department of Homeland Security, such as the U.S. Customs and Border Protection, to improve security at the nation’s ports and borders. The WASP tethered aerostat system provides customers with tactical, highly mobile and cost-effective aerial monitoring and communications capabilities in remote or austere locations where existing infrastructure is lacking or not accessible. Current WASP products include the WASP tactical aerostat and WASP Lite, a rapidly deployable, compact aerostat system. WASP aerostats are either self-contained on a trailer that can be towed by a military all-terrain vehicle (MATV) or mine-resistant ambush-protected vehicle (MRAP) or other standard vehicle, operated from the bed of a pickup truck, UTV or mounted to a building rooftop. They are designed to provide semi-persistent, mobile, real-time day/night high-definition video for ISR, detection of improvised explosive devices, border security and other governmental and civilian uses. The HoverMast 100 model system sold by SKS has been mounted in permanent locations, as well as on mobile platforms such as certain long-bed pickup trucks and marine vessels. With its imbedded fiber-optic tether system, the HoverMast offers a myriad of optical sensors, signal collection devices and communication radios and has had a sophisticated mounted airborne radar. We believe all of our Drone and SKS products also can also be utilized for disaster response missions by supporting two-way and cellular communications and acting as a repeater or provider of wireless networking.

Both the WASP and WASP Lite aerostat systems employ a tethered envelope filled with helium gas for lift to carry either a stabilized ISR or communications payload, portable ground control station and a datalink between the ground station and the envelope. Hovering between 500 and 1,500 feet above the ground, the systems provide surveillance and communications capabilities with relatively low acquisition and operating costs. The systems require an operational crew of a minimum of two people, have relatively simple maintenance procedures, and feature quick retrieval and helium top-off for re-inflation. The HoverMast system can deploy and recover the tethered drone unit at heights ranging from 15 feet to 330 feet in minutes.

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

Our professional services are provided primarily by our Silver Bullet subsidiary, which engineers, designs and develops a broad range of next-generation network systems and system components, including:

●	hardware and software design and development, including ISR, embedded designs, high-speed digital and radio frequency (RF), printed circuit board design, field-programmable gate array (FPGA) and application-specific integrated circuit (ASIC) designs;

●	large-scale network protocol development and software-defined radio systems; and

●	wireless communications designs in tactical communication systems, automotive telematics, cellular communication systems, municipal/public networks, security systems, seismic detection and consumer electronics.

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

However, certain materials and equipment for our Drone Aviation and SKS products are custom made for those products and are available only from a limited number of suppliers. Failure of a supplier could cause delays in delivery of the products if another supplier cannot promptly be found or if the quality of such replacement supplier’s components is inferior or unacceptable. For a discussion of certain risks related to raw materials and components, see “Risk Factors” in this report.

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

The principal competitive factors upon which we compete include performance, power consumption, rapid innovation, breadth of product line, availability, product reliability, reputation, level of integration and cost, multi-sourcing and selling price. We believe that we compete effectively by offering higher levels of customer value through high speed, high density, low power consumption, broad integration of wireless radio functions, software intelligence for configuration, control and monitoring, cost-efficiency, ease of deployment and collaborative product design. We cannot be certain we will continue to compete effectively.

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

Research and Development

We generally implement our product development strategy through product design teams and collaborative initiatives with customers, which can also result in our Company obtaining approved vendor status for our customers’ new products and programs. We focus our research and development efforts primarily on those product areas that we believe have the potential for broad market applications and significant sales within a one–to–three–year period. We seek to have our products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which we believe will provide additional sources of future revenue. By developing application-specific products, we are able to decrease our exposure to standard products, which are more likely to experience greater pricing pressure. At March 15, 2021, our research, development and engineering efforts, which relate to the creation of new and improved products and processes, were supported by approximately 60 employees and consultants, of which 80% were engineers with advanced degrees. Our research and development activities are generally performed by individual operating units of our Company focused on specific markets and product technologies.

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

We maintain a program designed to identify technology that is appropriate for patent and trade secret protection, and we file patent applications in the United States and, when appropriate, certain other countries for inventions that we consider significant. As of March 15, 2021, we had 87 patents granted in the United States and foreign jurisdictions that expire between 2021 and 2040. As of such date, we also had 22 patent applications pending in the United States and foreign jurisdictions. We also continue to acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to use third parties’ patents. Although our business is not materially dependent upon any one patent, our patent rights and the products made and sold under our patents, taken as a whole, are a significant element of our business.

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

Companies in the industry in which we operate frequently are sued or receive informal claims of patent infringement or infringement of other intellectual property rights. We may receive such claims from companies, including from competitors and customers, some of which have substantially more resources and have been developing relevant technology similar to ours. As and if we become more successful, we believe that competitors will be more likely to try to develop products that are similar to ours and that may infringe on our proprietary rights. It may also be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. Successful claims of infringement by a third-party, if any, could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets, result in settlements or judgments that require payment of significant royalties or damages or require us to expend time and money to develop non-infringing products. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights, but will not and have never done so intentionally.

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

Employees

As of December 31, 2020, we employed 109 full-time employees, consisting of 17 employees in research and development, 54 employees in operations, which includes manufacturing, supply chain, quality control and assurance, and 38 employees in executive, sales, general and administrative positions. At such date, we had six part-time employees, consisting of one employee in research and development, four employees in operations, and one employee in executive, sales, general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good. All employees are subject to contractual agreements that specify requirements on confidentiality and restrictions on working for competitors, as well as other standard matters.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. These risks should be considered carefully with the uncertainties described below, and all other information included in this report, before deciding whether to purchase our securities. Additional risks and uncertainties not currently known to management or that management currently deems immaterial and therefore not referenced herein, may also become material and may harm our business, financial condition or results of operations. The occurrence of any of the following risks could harm our business, financial condition and results of operations. The trading price of our securities could decline due to any of these risks and uncertainties and you may lose part or all of your investment.

Risks Related to Our Business and Industry

Since our recent acquisition of COMSovereign in November 2019, we lack an established operating history on which to evaluate our consolidated business and determine if we will be able to execute our business plan, and we can give no assurance that our operations will result in profits.

While we have conducted our Drone Aviation business operations since 2014, we consummated the acquisition of our COMSovereign subsidiary and its various lines of business, which are diverse and involve a number of different proposed and existing product offerings, in November 2019, and two other operating subsidiaries since that time. As a result, we have a limited operating history as a consolidated company upon which you may evaluate our business and prospects. Our business operations are subject to numerous risks, uncertainties, expenses and difficulties associated with early-stage enterprises. You should consider an investment in our Company in light of these risks, uncertainties, expenses and difficulties. Such risks include:

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

We incurred net losses in our 2020 and 2019 fiscal years with negative cash flows, and we cannot assure you as to when, or if, we will become profitable and generate positive cash flows.

We experienced net losses from operations in our fiscal years ended December 31, 2020 and 2019, and we may continue to incur net losses from operations in the future. On the basis of our audited financial statements included in this report and without giving effect to the operations of our Drone Aviation subsidiary prior to the consummation of the COMSovereign Acquisition on November 27, 2019, as of December 31, 2020, we had a cumulative net loss of approximately $64.6 million since our inception (which included non-cash accounting charges of approximately $32.2 million resulting from stock-based expenses, amortization of our debt discount related to our convertible notes, the change in our right-of-use operating lease asset, depreciation, amortization and income taxes). Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. Our long-term success is dependent upon, among other things, achieving positive cash flows from operations and, if necessary, augmenting such cash flows using external resources to satisfy our cash needs. There can be no assurance that we will be able to obtain additional funding, if needed, on commercially reasonable terms, or of all.

We expect to continue to incur losses from operations and negative cash flows, which raise substantial doubt about our ability to continue as a going concern.

We anticipate incurring additional losses until such time, if ever, as we can generate significant sales of our DragonWave microwave radios and related products. We will require substantial additional financing to fund our DragonWave operations and to develop and commercialize the technologies of our other operating subsidiaries. These factors raise substantial doubt about our ability to continue as a going concern.

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

As noted above, we have incurred recurring losses since inception. Until we can generate significant sales of our DragonWave product lines, we expect to continue to incur losses primarily as a result of costs and expenses related to research and continued development of the technologies of our other operating subsidiaries and our corporate general and administrative expenses. Our operations to date have been funded primarily through sales of our debt and equity securities. As of December 31, 2020, we had negative working capital of approximately $26.6 million and limited available cash. Since December 31, 2020, we have raised net proceeds of approximately $39.7 million from the sale of equity securities and used a portion of such net proceeds to repay $17.1 million of outstanding short-term indebtedness, payables and payroll, including $17.0 million of indebtedness, payables and payroll outstanding at December 31, 2020, and have converted to equity approximately $13.0 million of additional indebtedness and interest, including $12.8 million of indebtedness and interest outstanding at December 31, 2020. After giving effect to such debt conversions and repayments, we believe that our existing cash as of December 31, 2020, and cash generated from operations and from the sale of debt or equity securities since December 31, 2020 will be sufficient to meet our anticipated cash requirements through at least March 31, 2022. This estimate is based upon assumptions that may prove to be incorrect, and we could exhaust our available cash resources sooner as than we currently expect. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

We have significant debt and if we are unable to repay our debt when it becomes due, our business, financial condition and results of operations could be materially harmed.

As of December 31, 2020, we had total undiscounted debt obligations of approximately $19.5 million, excluding accrued interest and forgivable debt under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Since December 31, 2020, we paid or converted approximately $18.3 million principal amount of indebtedness and we incurred an additional $18.0 million of indebtedness. Our outstanding indebtedness could have significant effects on our business, such as:

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

We may not be able to generate sufficient cash flows from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt, sell additional debt or equity securities or sell our assets on favorable terms, if at all, and if we must sell our assets, we may negatively affect our ability to generate revenue.

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

Although we have sold our DragonWave and VNC radios and our WASP aerostat systems and various other aerostat ISR systems and components, our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities. Upon demonstration, our products may not have the capabilities they were designed to have or that we believed they would have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than ours. Moreover, competing products may prevent us from gaining wide market acceptance of our products. We may not achieve significant revenue from new product investments for a number of years, if at all.

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

We license certain software used in our products from third parties, generally on a non-exclusive basis. The termination of any of these licenses, or the failure of the licensors to adequately maintain or update their software, could delay our ability to ship our products while we seek to implement alternative technology offered by other sources and could require significant unplanned investments on our part if we are forced to develop alternative technology internally. In addition, alternative technology may not be available to us on commercially reasonable terms from other sources. In the future, it may be necessary or desirable to obtain other third-party licenses relating to one or more of our products or relating to current or future technologies to enhance our product offerings. There is a risk that we will not be able to obtain licensing rights to the needed technology on commercially reasonable terms, or at all.

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

By selling our products in certain markets through resellers, we are able to avoid certain costs relating to operating in those markets, including but not limited to local support costs, costs of maintaining a local legal entity, administration costs and logistics. If we choose or are required to sell direct in these markets (due to customer preference, termination of a reseller relationship or other reasons), the cost advantages described will no longer be available to us, which could result in an increase in our operating costs.

If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business.

We and the contract manufacturers of our products rely on a limited number of suppliers for the raw materials and hardware components necessary to manufacture our products. We do not have any long-term agreements with any of our suppliers that obligate them to continue to sell their materials or products to us. Our reliance on these suppliers involves significant risks and uncertainties as to whether our suppliers will provide an adequate supply of required raw materials, component parts, and products. Lead-times for limited-source materials and components can be as long as six months, vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. From time to time, shortages in allocations of components have resulted in delays in filling orders. Shortages and delays in obtaining components in the future could impede our ability to meet customer orders. In addition, as the demand for these components and other products increases, it is likely that the price for these components will increase. If we or our contract manufacturers are unable to obtain the raw materials, including certain electrical components used in our telecom products or the helium gas used in our aerostat products to provide lift, and component parts in the quantities and the quality we require on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis, which could cause our customers to terminate their contracts with us, increase our costs and materially harm our business, results of operations, and financial condition. Furthermore, if our suppliers or the suppliers of our contract manufacturers are unable or unwilling to supply the raw materials or components, we or our contract manufacturers require, we will be forced to locate alternative suppliers and possibly redesign our products to accommodate components from alternative suppliers. This would likely cause significant delays in manufacturing and shipping our products to customers and could materially harm our business.

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

We have limited experience manufacturing certain of our products, particularly our tethered aerostat and drone products and our DragonWave and VNC microwave radio products, in high volumes and do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in large quantities while maintaining our quality, speed, price, engineering and design standards. Our inability to develop such manufacturing processes and capabilities could have a material adverse effect on our business, financial condition, and results of operations. We expect our suppliers to experience an increase in demand for their products, and we may not have reliable access to supplies that we require and may not be able to purchase such materials or components at cost effective prices. There is no assurance that we will obtain any material labor and machinery cost reductions associated with higher production levels, and failure to achieve these cost reductions could adversely impact our business and financial results.

We rely primarily upon one outsourced manufacturer for manufacturing our DragonWave microwave radios and related components and we are exposed to the risk that this manufacturer will not be able to satisfy our manufacturing needs on a timely basis.

We do not have any internal manufacturing capabilities to produce our DragonWave microwave radios and related components and we rely upon a single outsourced manufacturer to manufacture such products. Substantially all of our microwave radio products are currently manufactured by Benchmark Electronics, Inc. See “Description of the Business — Manufacturing, Suppliers and Vendors.” Our ability to ship DragonWave’s products to our customers could be delayed or interrupted as a result of a variety of factors relating to our outsourced manufacturer, including:

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

The drone products we design and manufacture for use within the United States are limited by federal laws and rulemaking, including the commercial drone regulations (Part 107) adopted by the U.S. Federal Aviation Administration (the “FAA”) at the end of August 2016. Our ability to design, manufacture and release new products for use in the United States will be limited by federal law and regulations, which can be slow and subject to delays based on political turnover and disruptions in federal funding, among other reasons. The Part 107 rules limit the altitude, available airspace and weight of a drone and also the certification of remote pilots that can operate a drone for commercial purposes in the United States. We, or our customers, may seek waivers from the Part 107 rules for expanded operations; however, the processing of waivers is lengthy and uncertain. Political limits on the ability to issue new regulations could slow the growth of the aerostat and tethered drone market.

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

Our revenues and operating results depend on the overall demand for our technologies and services. If the U.S. and worldwide economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, pandemic, shifts in market demand for our services, actions by competitors or other causes), we may not be able to maintain or expand the growth of our revenue.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

During the year ended December 31, 2020 and fiscal 2019, on a pro forma basis giving effect to the COMSovereign Acquisition as if such acquisition had occurred on January 10, 2019, approximately 18% and 15%, respectively, of our revenues were derived from sales outside of the United States. While our near-term focus is on the North American telecom and infrastructure and service market, a key element of our growth strategy is to expand our worldwide customer base and our international operations, initially through agreements with third-party resellers, distributors and other partners that can market and sell our products in foreign jurisdictions. Supporting our distributors operating in international markets may require significant resources and management attention and may subject us to regulatory, economic and political risks that are different from those in the United States. While our DragonWave subsidiary has limited operating experience in some international markets, we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other international markets. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

In addition, any completed acquisition or other transaction may not result in the intended benefits for other reasons and any completed acquisition or other transaction will create or involve a number of other risks such as, among others:

●	the need to integrate and manage the businesses and products acquired with our own business and products;

●	additional demands on our resources, systems, procedures and controls;

●	disruption of our ongoing business; and

●	diversion of management’s attention from other business concerns.

●	Moreover, these transactions could involve:

●	substantial investment of funds or financings by issuance of debt or equity securities that could result in dilution to our stockholders, impact our ability to service our debt within scheduled repayment terms or include covenants or other restrictions that would impede our ability to manage our operations;

●	substantial investment with respect to technology transfers and operational integration; and

●	the acquisition or disposition of product lines or businesses.

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

In November 2019, we acquired the business and operations of COMSovereign, which itself had acquired five companies in 2019, including VEO and InduraPower in January 2019 and DragonWave, Lextrum and Silver Bullet in March 2019. In addition, we completed the acquisition of the business and operations of Fast Plastic Parts, LLC in March 2020, the acquisition of VNC in July 2020, the acquisition of Fastback in January 2021, and the acquisition of SKS in February 2021. The operation and management of recent acquisitions, or any of our future acquisitions, may adversely affect our existing results of operations or we may not be able to effectively manage any growth resulting from these transactions. Before we acquired them, these companies operated independently of one another. Until we establish centralized financial, management information and other administrative systems, we will rely on the separate systems of these companies, including their financial reporting systems.

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

We do not believe our product technologies infringe the proprietary rights of any third-party, but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third-party, the trade secrets, patent position or other intellectual property rights of a third-party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for or otherwise restrict our use of the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities. If any of our products are found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

Security breaches, including cybersecurity incidents and other disruptions could compromise our information, expose us to liability and harm our reputation and business.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Despite the security measures we have in place and any additional measures we may implement in the future to safeguard our systems and to mitigate potential security risks, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches. Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, loss of our customers’ willingness to transact business with us, and subject us to additional costs and liabilities which could materially adversely affect our business.

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

If any of our drone products are misused by our customers or their designees, or by the operators of other unmanned systems, in violation of the new commercial drone regulations (Part 107) adopted by the FAA or other federal, state or local regulations, such misuse could result in injuries to the operators or bystanders, damage to property and/or negative press that could result in a reduction in the market for aerostats or tethered drones in the future. The FAA, the press and the public have been closely monitoring the growth of unmanned systems in the United States. For instance, the FAA regularly publishes reports of drone sightings and reported drone strikes of manned aircraft. One or more incidents involving unmanned systems that results in injury or death of individuals, or damaged property could result in negative press that could put at risk current and future growth.

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

We have historically had a small internal accounting and finance staff with limited financial accounting systems. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for the fiscal year ended December 31, 2020, our management team identified material weaknesses relating to, among other matters:

●	While improvements were made in the segregation of duties and controls over cash and accounts payable, we did not effectively segregate certain accounting duties due to the small size of our accounting staff;

●	a lack of timely reconciliations of the account balances affected by the improperly recorded or omitted transactions; and

●	there is a lack of documented and tested internal controls to meet the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002.

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

Risks Relating to our Common Stock

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

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our board of directors may deem relevant.

The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings. Our executive officers and directors beneficially own, collectively, a substantial percentage of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. In addition, as of March 15, 2021, we had outstanding options and warrants to purchase an aggregate of 11,989,318 shares of our common stock at a weighted-average exercise price of $3.46 per share and convertible notes totaling $11.2 million with a conversion price of $5.22 per share of common stock. The sale in the public markets of shares issuable upon exercise of options or warrants or upon conversion of convertible debt could adversely affect the price of shares of our common stock. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder.

At March 15, 2021, our directors and executive officers owned or controlled approximately 33% of our outstanding common stock, which may limit your ability to propose new management or influence the overall direction of the business; this concentration of control may also discourage potential takeovers that could otherwise provide a premium to you.

At March 15, 2021, our executive officers and directors beneficially owned or controlled approximately 33% of our outstanding common stock. These persons will have the ability to substantially influence all matters submitted to our stockholders for approval and to substantially influence or control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

We cannot assure you that we will be able to continue to comply with Nasdaq’s listing standards.

Our common stock commenced trading on Nasdaq on January 22, 2021. To be so listed, we were required to meet the current Nasdaq listing standards, including the minimum bid price requirement, which we met by implementing a 1-for-3 reverse stock split of our outstanding common stock on January 21, 2021. There can be no assurance that the market price of our common stock will remain at the level required for continuing compliance with the minimum bid price requirement of Nasdaq. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines, given our recent reverse stock split, the percentage decline may be greater than would occur in the absence of such reverse stock split. In addition, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain Nasdaq’s minimum bid price requirement. If we fail to comply with the minimum bid price requirement, our securities could be delisted.

We may need to raise additional capital in the future. Additional capital may not be available to us on reasonable terms, if at all, when or as we require. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution and could trigger anti-dilution provisions in outstanding warrants.

Assuming we meet our current operating budget, we do not expect to need capital in the short-term. However, we may need to raise additional capital in the future. Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

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

Our bylaws and Nevada law may discourage, delay or prevent a change of control of our Company or changes in our management, which could have the result of depressing the trading price of our common stock.

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

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1B.

ITEM 2.	PROPERTIES.

Our principal executive offices are located in Dallas, Texas in segregated offices comprising an aggregate of approximately 15,289 square feet. We occupy our executive offices under a 63-month lease that expires in July 2025. In addition, our subsidiaries lease property in Jacksonville, Florida (Drone Aviation Executive Offices), Holly Hill, Florida (Drone Aviation Manufacturing Facility), Ottawa, Ontario, Canada (DragonWave), Tucson, Arizona (InduraPower), Chantilly, Virginia (VNC), San Diego, California (VEO), Boulder, Colorado (Fastback), Colorado Springs, Colorado (Sovereign Plastics) and Yokneam, Israel (SKS). We believe our existing facilities are adequate to meet our current requirements.

On January 29, 2021, we completed the acquisition of a 140,000-square-foot building on 12.7 acres in Tucson, Arizona for a purchase price of approximately $6.125 million, of which approximately $2.2 million was paid in cash and the balance was paid with the net proceeds of a $5.3 million term loan that matures in January 2022. We intend to use this facility for manufacturing and office space for our DragonWave, VNC, Drone Aviation, InduraPower and Lextrum subsidiaries.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Neither our Company nor any of our subsidiaries currently is a party to any legal proceeding that, individually or in the aggregate, is material to our Company as a whole, except as follows.

On May 22, 2020, Michael Powell, a former employee of DragonWave Corp., filed suit against DragonWave-X, LLC, DragonWave-X, Inc., Transform-X, Inc., COMSovereign Corp., and our Company in the Pima County Arizona Superior Court, Case No. C20202216. On December 7, 2020, Mr. Powell filed his first amended complaint against DragonWave Corp., Transform-X, Inc., and our Company. Mr. Powell has alleged that he entered into an employment agreement with DragonWave in July 2018, was terminated without cause in May 2019, and claims he is owed approximately $182,000 in wages and $50,000 in bonuses. Mr. Powell is seeking approximately $697,000 in treble damages, punitive damages, consequential damages, interest and attorneys’ fees and costs. On January 4, 2021, we filed an answer and counterclaim. We dispute Mr. Powell’s allegations and we intend to vigorously defend the lawsuit.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Prior to January 22, 2021, our common stock traded under the ticker symbol “COMS” on the OTCQB tier of the OTC Markets, Inc. On January 22, 2021, our common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “COMS.”

Holders

As of December 31, 2020, there were approximately 398 stockholders of record, according to the records of our transfer agent, and an unknown number of additional holders of common stock held in ‘street name’.

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

ITEM 6.	SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this report. All share and per share amounts presented herein have been restated to reflect the implementation of the 1-for-3 reverse stock split effected on January 21, 2021 as if it had occurred at the beginning of the earliest period presented.

Business Overview

We are a provider of technologically-advanced telecom solutions to network operators, mobile device carriers, governmental units and other enterprises worldwide. We have assembled a portfolio of communications, power and niche technologies, capabilities and products that enable the upgrading of latent 3G networks to 4G and 4G-LTE networks and will facilitate the rapid roll out of the 5G and “next-Generation” (“nG”) networks of the future. We focus on special capabilities, including signal modulations, antennae, software, hardware and firmware technologies that enable increasingly efficient data transmission across the electromagnetic spectrum. Our product solutions are complemented by a broad array of services, including technical support, systems design and integration, and sophisticated research and development programs. While we compete globally on the basis of our innovative technology, the breadth of our product offerings, our high-quality cost-effective customer solutions, and the scale of our global customer base and distribution, our primary focus is on the North American telecom infrastructure and service market. We believe we are in a unique position to rapidly increase our near-term domestic sales as we are among the few U.S.-based providers of telecommunications equipment and services.

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

On November 27, 2019, we completed the COMSovereign Acquisition in a stock-for-stock transaction with a total purchase price of approximately $75 million. The COMSovereign Acquisition was treated as a reverse merger for accounting purposes under U.S. GAAP with COMSovereign as the accounting acquirer and our Company as the accounting acquiree. As a result, our audited consolidated financial statements included in this report are those of COMSovereign from the date of its incorporation (January 10, 2019) through December 31, 2019. The operations of our pre-acquisition business, which consisted primarily of the operations of Drone Aviation, are included in our consolidated operating results only from the date of acquisition of COMSovereign, November 27, 2019.

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

On July 6, 2020, we acquired the equity securities of VNC, an edge centric wireless telecommunications technology developer and equipment manufacturer of both 4G LTE Advanced and 5G capable radio equipment. VNC designs, develops, manufactures, markets, and supports a line of network products for wireless network operators, mobile virtual network operators, cable TV system operators, and government and business enterprises that enable new sources of revenue, and reduce capital and operating expenses. VNC also has developed rapidly deployable, tactical systems that can be combined with the tethered aerostats and drones offered by our Drone Aviation subsidiary and enabled and operated in nearly any location in the world.

On January 29, 2021, we acquired Fastback, a manufacturer of intelligent backhaul radio (IBR) systems that deliver high-performance wireless connectivity to virtually any location, including those challenged by Non-Line of Sight (NLOS) limitations. Fastback’s advanced IBR products allow operators to economically add capacity and density to their macrocells and expand service coverage density with small cells. These solutions also allow operators to both provide temporary cellular and data service utilizing mobile/portable radio systems and provide wireless Ethernet connectivity.

On February 25, 2021, we acquired SKS, an Israeli-based company with tethered hovering technology that provides long-duration, mobile and all-weather Intelligence, Surveillance and Reconnaissance (“ISR”) capabilities to customers worldwide for both land and marine based applications. Its innovative technologies include fiber optic tethers that enable secure, high-capacity communications, including support for commercial 4G and 5G wireless networks. SKS’s flagship HoverMast line of quadrotor-tethered drones feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically-improved situational awareness and communications capabilities to users. HoverMast is utilized by the Israeli government for border patrol and coastal applications and is also deployed in several international markets.

On March 26, 2021, we entered into the RVision Exchange Agreement pursuant to which, subject to the terms and conditions of the RVision Exchange Agreement, we have agreed to acquire RVision in consideration of 2,000,000 shares of our common stock, subject to certain working capital adjustments. The RVision Exchange Agreement contains customary representations, warranties and covenants of the parties and is subject to the satisfaction of the closing conditions stated therein. RVision is a developer of technologically-advanced video and communications products and physical security solutions designed for government and private sector commercial industries. It has been serving governments and the military for nearly two decades with sophisticated, environmentally-rugged optical and infrared cameras, hardened processors, custom tactical video hardware, software solutions, and related communications technologies.

Each of our subsidiaries was acquired, and RVision will be acquired, to address a different opportunity or sector within the North American telecom infrastructure and service market.

Principle of Consolidation

Our consolidated financial statements included in this report include our accounts and those of our subsidiaries: Drone AFS Corp. and Lighter Than Air Systems Corp. (from the date of consummation of the COMSovereign Acquisition), and DragonWave, Lextrum, Silver Bullet, VEO, InduraPower, Sovereign Plastics and VNC from their respective dates of acquisition. These consolidated financial statements do not include the accounts of Fastback and SKS as they were acquired subsequent to the respective balance sheet dates.

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

We expect our revenues for the year ending December 31, 2021 (“fiscal 2021”) to materially exceed those of fiscal 2019 and 2020, primarily due to our availability of working capital, including from a portion of the net proceeds of the equity offerings we completed in 2021, for the purchase of parts and components and the manufacturing of products, primarily those of DragonWave, in quantities that greatly exceed the quantities that we were able to manufacture in 2019 and 2020. Additionally, we expect to commence commercial production of new products in 2021 that we have previously produced in only limited quantities or as prototypes, including, among others, intelligent battery back-up power solutions for the telecom, aerospace and transportation industries and airborne high-bandwidth, LTE-Advanced and 5G aerostats.

During the year ended December 31, 2020 and fiscal 2019, on a pro forma basis giving effect to the COMSovereign Acquisition as if such acquisition had occurred on January 10, 2019, approximately 18% and 15%, respectively, of our revenues were derived from sales outside of the United States. While our near-term focus is on the North American telecom and infrastructure and service market, a key element of our growth strategy is to expand our worldwide customer base and our international operations, initially through agreements with third-party resellers, distributors and other partners that can market and sell our products in foreign jurisdictions. We expect that over the short term our percentage of sales outside the United States may increase as we build up our domestic sales and service teams. Notwithstanding such percentage increase, we expect the sales of tethered aerostats and drones will primarily be to the domestic market customers, primarily to the U.S. government and its agencies, even if such systems are for integration into foreign locations.

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

Research and Development

In addition to personnel-related costs, research and development expense consists of costs associated with the design, development and certification of our products. We generally recognize research and development expense as incurred. Development costs incurred prior to establishment of technological feasibility are expensed as incurred. We expect our research and development costs to continue to increase as we develop new products and modify existing products to meet the changes within the telecom landscape.

Sales and Marketing

In addition to personnel costs for sales, marketing, service and product management personnel, sales and marketing expense consists of the expenses associated with our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, national and local regulatory approvals of our products, travel, entertainment and recruiting. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales, marketing, service and product management organization in support of our investment in our growth opportunities, whether through the development and rollout of new or modified products or through acquisitions. We expect our sales and marketing expense to increase materially in the year ending December 31, 2021 as we ramp up our sales and marketing efforts to correspond to our increased production efforts relating to certain of our telecom products.

General and Administrative

In addition to personnel costs, general and administrative expense consists of professional fees, such as legal, audit, accounting, information technology and consulting fees; share-based compensation; and facilities and other supporting overhead costs. We expect general and administrative expense to increase in absolute dollars as we continue to expand our product offerings and expand into new markets. During fiscal 2020, we incurred, and during fiscal 2021 we expect to continue to incur, increases in supporting overhead costs, professional fees, transfer agent fees and expenses; development costs and other expenses related to operating as a public company.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation related to fixed assets such as test equipment, research and development equipment, computer hardware, production fixtures and leasehold improvements, as well as amortization related to definite-lived intangibles.

Interest Expense

Interest expense is comprised of interest expense associated with our secured notes payable, notes payable and senior convertible debentures. The amortization of debt discounts is also recorded as part of interest expense. As many of our debt instruments, were past due at various times during fiscal 2020 and, as a result, were accruing interest at increased interest rates, and as we have been able to refinance our debt or issue equity to reduce our outstanding debt in the first quarter of fiscal 2021, our interest expense is expected to decrease in fiscal 2021 due to lower interest rates on our debt or lower debt balances.

Provision for Income Taxes

Current and deferred income tax expense or benefit in any given period will depend upon a number of events and circumstances, one of which is the income tax net income or loss from operations for the period which is usually different from the U.S. GAAP net income from operations for the period due to differences in tax laws and timing differences. See Note 16 — Income Taxes in the Notes to our financial statements included elsewhere in this report for a reconciliation on U.S. GAAP income or loss and tax income or loss. Management assesses our deferred tax assets in each reporting period, and if it is determined that it is not more likely than not to be realized, we will record a change in our valuation allowance in that period.

Results of Operations

	Year Ended December 31,	January 10, 2019 (Inception) to December 31,
(Amounts in US$’s, except share data)	2020	2019
Revenue	$9,426,836	$4,712,212
Cost of Goods Sold	4,595,961	2,990,716
Gross Profit	4,830,875	1,721,496

Operating Expenses
Research and development (1)	2,012,689	174,257
Sales and marketing (1)	24,049	6,222
General and administrative (1)	17,484,764	14,325,078
Depreciation and amortization	12,531,452	7,567,184
Gain on the sale of assets	(663)	(98,410)
Total Operating Expenses	32,052,291	21,974,331
Net Operating Loss	(27,221,416)	(20,252,835)
Other Income (Expense)
Interest expense	(11,309,143)	(8,399,663)
Other income (expense)	(1,368,837)	(147,430)
Loss on extinguishment of debt	(15,818)	(434,774)
Loss on conversion of debt	—	(2,640,000)
Foreign currency transaction gain (loss)	(74,764)	191,547
Interest income	2,114	—
Total Other Expenses	(12,766,448)	(11,430,320)
Net Loss Before Income Taxes	(39,987,864)	(31,683,155)
Deferred Tax Benefit	2,906,400	4,137,900
Net Loss	$(37,81,464)	$(27,545,255)
Loss per common share:
Basic	$(0.82)	$(1.70)
Diluted	$(0.82)	$(1.70)
Weighted-average shares outstanding:
Basic	45,293,697	16,238,036
Diluted	45,293,697	16,238,036

(1)	These are exclusive of depreciation and amortization

Year Ended December 31, 2020 Compared to January 10, 2019 (inception) to December 31, 2019

From the date of its incorporation (January 10, 2019) until the date of its first acquisition, as described above, COMSovereign had no business operations. COMSovereign’s entire activity after its inception date through the date of consummation of the COMSovereign Acquisition was limited to the evaluation of and consummation of business acquisition transactions as well as preparatory actions, including manufacturing line readiness and subsidiary integration actions, which impeded the ability of DragonWave to have products manufactured and shipped during the period. For the period January 10, 2019 (Inception) to December 31, 2019, COMSovereign generated only nominal revenues.

Total Revenues

For the year ended December 31, 2020, total revenues increased $4,714,624, or 100%, which were derived primarily from a full year of revenue from mobile network backhaul products, the acquisition of Sovereign Plastics and VNC, the test-market sale of certain high-performance after-market models of our intelligent batteries, and to a lesser extent, from a full year of revenue of our Drone Aviation aerostat products and accessories, which were included in our operating results after November 27, 2019, the date of the COMSovereign Acquisition.

Cost of Goods Sold and Gross Profit

For the year ended December 31, 2020, cost of goods sold increased $1,605,245, or 54%, which primarily consisted of the increases in payments to our contact manufacturer for the production of our mobile network backhaul products and the materials, parts and labor associated with the manufacturing of our intelligent batteries and plastics, all due directly related to our increase in revenues.

Gross profit for the year ended December 31, 2020 increased $3,109,379 with a gross profit margin of 51% compared to 37% for the period January 10, 2019 (Inception) to December 31, 2019. These changes in gross profit margin resulted primarily from the increased gross profit margin of DragonWave during the year and the inclusion of a full year of operating results for Drone Aviation and most of the year for Sovereign Plastics, which were acquired on November 27, 2019 and March 6, 2020, respectively. As described above, for fiscal 2019, COMSovereign generated only nominal revenues. DragonWave’s sales and gross profit margin increased following the preparatory actions performed in 2019, including manufacturing line readiness and subsidiary integration actions.

Research and Development Expense

For the year ended December 31, 2020, research and development expenses increased $1,838,432, or 1,055%. This increase resulted from multiple new technology integration efforts across our subsidiaries, including expenses related to additional contracted engineering services teams and a large conversion of inventory into customer testing.

Sales and Marketing Expense

For the year ended December 31, 2020, sales and marketing expenses increased $17,827, or 287% which primarily consisted of increases in payroll and related costs.

General and Administrative Expense

For the year ended December 31, 2020, general and administrative expenses increased $3,159,686, or 22%. This increase primarily consisted of increases in payroll and related costs of $4,469,161, bad debt expense of $905,680, rent of $784,729, share-based compensation expense of $454,518 and insurance expense of $ $250,996, which were partially offset by decreases to overhead totaling $334,166 and miscellaneous and professional fees totaling $3,448,317. These increases were due primarily to higher head count, a one-time event bad debt expense, and changes to operations that included additional facilities. The decreases primarily consisted of decreases in administrative activities brought about by adjusting the operations of our subsidiaries, costs related to acquisitions, and legal, accounting and compliance expenses for first year public company costs.

Depreciation and Amortization

For the year ended December 31, 2020, depreciation and amortization increased $4,964,268, or 66%, due to the commencement of depreciation on test equipment, research and development equipment, computer hardware, production fixtures and leasehold improvements. This increase was driven primarily through the realization of full periods of depreciation and amortization for acquisitions that occurred during 2019 as well as additional acquisitions in the current year.

Other Expense

For the year ended December 31, 2020, total other expenses increased $1,336,128, or 12%. This increase primarily consisted of an increase of $2,909,480 in interest expense due primarily to the acceleration in the amortization of debt discounts on our outstanding debt, an increase in other expense of $1,221,407 due primarily to the occurrence of various default penalties on outstanding indebtedness, and an increase in foreign currency loss of $266,311 due to standard currency fluctuations, which were partially offset by a decrease of $418,956 in losses on extinguishment of debt and decrease of $2,640,000 in loss on conversion of debt, both due to the reduction of the quantitiy of extinguishments and conversions of debt instruments as compared to the prior year.

Provision for Income Taxes

For the year ended December 31, 2020, deferred tax benefit decreased $1,231,500, or 30%, primarily as a result of changes in the valuation allowance for deferred tax assets driven by the effect of deferred tax liabilities on acquisitions that occurred during 2020.

Net Loss

For the year ended December 31, 2020, we had net loss of $37,081,464 compared to a net loss of $27,545,255 for the period January 10, 2019 (Inception) to December 31, 2019, related to the items described above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2020, we had $730,502 in cash compared to $812,452 at December 31, 2019, a decrease of $81,950. As of December 31, 2020, we had $787,333 in accounts receivable compared to $2,168,659 at December 31, 2019, a decrease of $1,381,326 resulting from increased collections for 2020.

As of December 31, 2020, we had total current assets of $7,681,210 and total current liabilities of $34,262,263, or negative working capital of $26,581,053, compared to total current assets of $8,665,369 and total current liabilities of $15,142,599, or negative working capital of $6,477,230 at December 31, 2019. This is a decline of $20,103,823 over the working capital balance at the end of 2019.

Since December 31, 2020, we incurred an additional $18.0 million of indebtedness, repaid an aggregate of $7.6 million of indebtedness outstanding as of December 31, 2020, including accrued interest thereon, and converted $12.8 million aggregate principal amount of promissory notes outstanding as of December 31, 2020, including accrued interest thereon, to shares of our common stock at a weighted average conversion price of $4.10 per share.

After giving effect to such additional debt issuances, repayments and conversions, as of December 31, 2020, we had undiscounted obligations relating to the payment of indebtedness and past due payroll, accrued liabilities, and accounts payable, exclusive of interest, due and payable on or prior to December 31, 2021 as follows:

●	$10,144,622 related to payroll, accrued liabilities and accounts payable that were past due;

●	$5,904,158 related to secured notes payable that were past due;

●	$7,766,037 related to notes payable that were past due;

●	$84,000 related to senior debentures that were past due;

●	$2,612,376 related to convertible notes that were past due;

●	$1,250,000 related to senior convertible debentures that were past due;

●	$1,723,341 related to indebtedness that is due in the first quarter of 2021;

●	$23,641 related to indebtedness that is due in the second quarter of 2021;

●	$23,956 related to indebtedness that is due in the third quarter of 2021; and

●	$24,276 related to indebtedness that is due in the fourth quarter of 2021.

In January and February 2021, we completed two public offerings of our equity securities in which we received aggregate net proceeds of $39.7 million, after payment of all offering expenses. We applied approximately $7.6 million of such net proceeds to repay debt and interest and approximately $9.4 million to pay accounts payable and accrued liabilities and payroll costs outstanding at December 31, 2020. In addition, we converted or exchanged debt and interest for equity totaling approximately $12.8 million. As a result, our remaining indebtedness that is payable on or prior to December 31, 2021 that was outstanding at December 31, 2020 is approximately $4.5 million and is made up primarily of accounts payable, accrued liabilities, and debt that is not past due.

We anticipate meeting our cash obligations on our remaining indebtedness that is payable on or prior to December 31, 2021 from the net proceeds of our public offerings in January and February of 2021, earnings from operations, including, in particular, the operations of DragonWave, VNC and Drone Aviation, and possibly from the proceeds of additional indebtedness or equity raises.

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

We plan to generate positive cash flow from our recently-completed acquisitions to address some of our liquidity needs. However, to execute our business plan, service our existing indebtedness, finance our proposed acquisitions and implement our business strategy, we anticipate that we may need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form. The report of our independent registered public accountants on our financial statements for the year ended December 31, 2020, stated that our losses, negative cash flows from operations, limited capital resources and accumulated deficit raise substantial doubt about our ability to continue as a going concern.

We had capital expenditures of $176,697 for the year ended December 31, 2020 and of $87,038 in fiscal 2019. We expect our capital expenditures for next 12 months will be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

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

As discussed below, on March 19, 2020, we issued a promissory note to the estate of Mr. Nussbaum in the principal amount of $2,007,971, the proceeds of which, were used to repay the balance of the CNB Note.

Secured Notes Payable

In August 2016, InduraPower issued a promissory note not to exceed the principal amount of $550,000 bearing interest at 8.5% per annum with a maturity date of August 31, 2018. InduraPower could draw funds under the note through February 28, 2017. Interest on this note was payable monthly and the full principal balance was due at maturity. On September 11, 2019, the note was amended and both parties agreed that the outstanding balance of $813,709 would be due on February 28, 2020. This promissory note was secured by substantially all of the assets of InduraPower. As of December 31, 2020, an aggregate principal amount of $788,709 was outstanding under this note. This promissory note was past due and accrued interest at an increased default rate of 12.5% per annum. This note, and all related accrued interest, was repaid in January 2021.

In August 2016, InduraPower issued a promissory note in the principal amount of $450,000 that bears interest at 9.0% per annum and matures on March 1, 2022. Accrued interest only payments were due monthly beginning October 1, 2016 through March 1, 2017. Monthly payments of $9,341 for interest and principal are due on this note for the following 60 consecutive months. This promissory note is secured by all assets, certain real estate and cash accounts of InduraPower and is guaranteed by certain officers of InduraPower. As of December 31, 2020, an aggregate principal amount of $150,710 was outstanding under this note. This promissory note was past due and accrued interest at an increased default rate of 18.0% per annum. See Note 10 — Debt Agreements in the Notes to our consolidated financial statements for December 31, 2020 included elsewhere in this report.

In August 2016, InduraPower issued a promissory note in the principal amount of $50,000 with an interest rate of 7.9% per annum and a maturity date of September 1, 2021. Beginning April 1, 2017, equal monthly payments of $1,011 for interest and principal are due on the note for 60 consecutive months. This promissory note is secured by business equipment, certain real estate and cash accounts of InduraPower and is guaranteed by certain officers of InduraPower. As of December 31, 2020, an aggregate principal amount of $10,790 was outstanding under this note. This promissory note was past due and accrued interest at an increased default rate of 18.0% per annum. See Note 10 — Debt Agreements in the Notes to our consolidated financial statements for December 31, 2020 included elsewhere in this report.

In November 2019, DragonWave entered into a secured loan agreement with an individual lender pursuant to which DragonWave received a $2,000,000 loan that bears interest at the rate of 9% per annum and matures on November 26, 2021. Accrued interest is calculated on a compound basis and is payable semi-annually in May and November of each year. Principal is due in full at maturity but can be prepaid in full or in part without penalty. The loan is secured by all of the assets of DragonWave and is guaranteed by COMSovereign. As of December 31, 2020, an aggregate principal amount of $2,000,000 was outstanding under this note. In January 2021, a total of $1,000,000 of principal of this note, plus all related accrued interest and charges, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock.

On February 26, 2020, we entered into a $600,000 secured business loan from TVT Capital, LLC bearing interest at 78.99% per annum which matured on December 26, 2020. The proceeds of such loan were used to pay past due payroll, accounts payable and notes payable. Principal and interest payments of $19,429 were due weekly. The loan was secured by our assets. As of December 31, 2020, an aggregate principal amount of $75,219 was outstanding under this note. This note was paid off subsequent to December 31, 2020 in accordance with our normal operating procedures.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020, we assumed a secured loan with FirstBank in the principal amount of $979,381 bearing interest at 5% per annum and with a maturity date of June 1, 2020. On August 5, 2020, the maturity date of this loan was extended to September 15, 2020, with a single payment of all unpaid principal and accrued interest then due, and the interest rate was increased to 36% per annum for any principal balance remaining unpaid past the extended maturity date. The loan was secured by certain assets of Sovereign Plastics. This loan was subject to covenants, whereby Sovereign Plastics was required to meet certain financial and non-financial covenants at the end of each fiscal year. As of December 31, 2020, an aggregate principal amount of $855,120 was past due under this loan. This loan, plus all related accrued interest, was repaid in January 2021.

On March 19, 2020, we entered into a secured loan agreement in the amount of $2,007,971 bearing interest at 5% per annum with a maturity date of August 31, 2020. Interest payments of $8,428 were due monthly, with the full principal amount due at maturity. On August 5, 2020, the maturity date of this loan was extended to October 15, 2020. The loan was secured by certain intellectual property assets of our Company. The proceeds of the loan were used to repay the balance of the CNB Note (revolving line of credit) that was entered into in 2017. As of December 31, 2020, an aggregate principal amount of $2,007,971 was outstanding under this loan. In January 2021, this loan, plus all related accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020:

●

we assumed an equipment financing loan with an aggregate principal balance of $64,865, which is secured by the related equipment, bearing interest at 8.5% per annum. Monthly principal and interest payments of approximately $1,680 were due over the term. As of December 31, 2020, an aggregate amount of principal of $57,146 was outstanding and past due under this loan. This loan, plus all related accrued interest, was repaid in January 2021.

●

We assumed an equipment financing loan with an aggregate principal balance of $95,810, which is secured by the related equipment, bearing interest at 6.7% per annum. Monthly principal and interest payments of approximately $2,361 were due over the term. As of December 31, 2020, an aggregate amount of principal of $83,851 was outstanding and past due under this loan. This loan, plus all related accrued interest, was repaid in January 2021.

●

we assumed an equipment financing loan with an aggregate principal balance of $43,957, which is secured by the related equipment, bearing interest at 6.7% per annum. Monthly principal and interest payments of approximately $1,063 were due over the term. As of December 31, 2020, an aggregate amount of principal of $38,732 was outstanding and past due under this loan. This loan, plus all related accrued interest, was repaid in January 2021.

On December 8, 2020, we entered into a secured loan agreement pursuant to which we received a loan in the amount of $1,000,000 that was evidenced by a promissory note in the principal amount of $1,100,000, including $100,000 of original issue discount, that bore interest at the rate of 10% per annum and matured on January 6, 2021. Interest and principal were payable in full at maturity. The loan was guaranteed by VNC and was secured by our equity in VNC, substantially all of the assets of VNC and certain intellectual property assets of our Company. As additional consideration for such loan, Daniel L. Hodges, our Chairman and Chief Executive Officer, transferred to the lender 16,667 shares of common stock. The proceeds of the loan were used for working capital purposes, including the acquisition of certain inventory As of December 31, 2020, an aggregate principal amount of $1,100,000 was outstanding under this loan.  In January 2021, $350,000 of this loan, plus all accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock. The remaining $750,000 principal amount of this loan was fully repaid during January 2021.

On January 15, 2021, in connection with the acquisition of our new manufacturing facility in Tucson, Arizona, our wholly-owned subsidiary, AZCOMS LLC (“AZCOMS”), the purchaser of such facility, entered into a secured loan agreement pursuant to which it received a loan in the amount of up to $5,355,000 that bears interest on the outstanding loan balance at the greater of (i) 8% per annum or (ii) 6.75% per annum in excess of the 1-month LIBOR rate, and matures on January 15, 2022. At the closing of the loan, the lender withheld $513,000 of the loan amount as an interest reserve. In addition, $875,000 of the loan amount was withheld and may be disbursed at later dates to pay for lender-approved improvements to the property secured by the loan. Interest is payable monthly. The loan is due in full at maturity. Upon an event of default, the interest rate on the loan will increase by an additional 5.00% per annum, and the outstanding principal amount of the loan, accrued interest thereon and fees may become due on demand. Upon the maturity date or earlier date upon which the unpaid balance of the loan may become immediately payable due to acceleration, and on any prepayments of the loan, AZCOMS will owe an exit fee equal to the greater of (a) $53,850, or (b) 1.00% of the unpaid loan balance and all unpaid accrued interest and fees. Subject to certain terms and conditions and upon payment of a fee, AZCOMS may request a six-month extension of the maturity date. The loan is secured by the land, building and certain other assets of AZCOMS and is guaranteed by our Company and by our Chief Executive Officer, Daniel L. Hodges. In addition, all rights to leases and rent related to the land and building assets have been assigned to the lender for potential non-performance by AZCOMS of its obligations under the loan. This loan is subject to certain financial and non-financial covenants on the part of AZCOMS at the end of each fiscal quarter and fiscal year.

Notes Payable

In connection with its acquisition of DragonWave and Lextrum in April 2019, COMSovereign assumed the obligations of the seller of a promissory note in the principal amount of $500,000 bearing interest at 12.0% per annum with a maturity date of October 17, 2017. On October 1, 2019, the maturity date was extended until December 31, 2020 and the interest rate was reduced to 10% per annum. All unpaid accrued interest from October 2017 through September 30, 2019 was converted into 50,000 shares of common stock of COMSovereign. Accrued interest and the full principal balance were due at maturity. On April 30, 2020, we also issued 4,832 shares of common stock in lieu of an aggregate cash interest payment payable by COMSovereign through December 31, 2019 on this outstanding note payable. As of December 31, 2020, an aggregate principal amount of $500,000 was outstanding and past due under this note. In January 2021, this note, plus all related accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock.

In connection with its acquisition of DragonWave and Lextrum in April 2019, COMSovereign assumed the obligations of the seller of a promissory note in the principal amount of $175,000 that bore interest at the rate of 15% per annum and was due on November 30, 2017. The interest rate increased to 18% per annum when the note became past due. On October 1, 2019, COMSovereign amended the promissory note to extend the maturity date to September 30, 2020 and to change the interest rate to 10% per annum. Both parties to the note also agreed to convert all unpaid accrued interest into 3,334 shares of common stock of COMSovereign. Accrued interest and principal were due and payable at maturity. As of December 31, 2020, an aggregate principal amount of $175,000 was outstanding and past due under this note. This note, plus all related accrued interest, was repaid in January 2021.

In October 2017, DragonWave issued a 90-day promissory note in the principal amount of $4,400,000 and received proceeds of $4,000,000. Through several amendments, accrued interest was charged at the rate of 8% per annum, payment terms were amended and the maturity date was extended to February 28, 2019. On September 3, 2019, the promissory note was increased to $5,000,000 as all unpaid accrued interest was added to the principal balance. Additionally, the maturity date was extended to March 30, 2020 and the interest rate was changed to 10% per annum. Under this new amendment, principal and interest payments were due and payable monthly. On April 21, 2020, the maturity date of this note was extended to August 31, 2020, the interest rate was increased to 12% per annum, and we issued to the lender 33,334 shares of our common stock that have been treated as debt issuance costs. On August 5, 2020, $1,500,000 principal amount of this note was extinguished in exchange for 333,334 shares of common stock with a fair value of $4.53 per share. As of December 31, 2020, an aggregate principal amount of $3,500,000 was outstanding and past due under this note. In January 2021, this note, plus all related accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock.

On November 7, 2019, COMSovereign issued several promissory notes in the aggregate principal amount of $450,100 that bore interest at 133% per annum which matured on December 6, 2019. An aggregate principal amount of $200,100 was owed to three related parties out of the $450,100 promissory notes. Accrued interest and principal were due and payable at maturity. We repaid $250,000 of the aggregate principal amount of these promissory notes during the first quarter of 2020. An additional $133,400 of the aggregate principal amount of these promissory notes, along with accrued interest and associated late fee penalties of $51,516, was fully extinguished on August 5, 2020 in exchange for 41,093 shares of common stock with a fair value of $4.53 per share. As of December 31, 2020, the remaining aggregate principal amount of $66,700 was outstanding and past due under these notes. This note, plus all related accrued interest, was repaid in January 2021.

On March 5, 2020, we issued a promissory note for consideration totaling $446,000 in the principal amount of $500,000 that matured on November 30, 2020. Additionally, in lieu of interest, we issued to the lender 16,667 shares of our common stock. As of December 31, 2020, an aggregate principal amount of $500,000 was outstanding and past due under this note. In January 2021, this note, plus all related accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020:

●	we entered into several promissory notes with the sellers in the aggregate principal amount of $409,586 that did not bear interest and had a maturity date of June 30, 2020 and monthly principal payments. As of December 31, 2020, the aggregate amount of $379,588 was outstanding and past due under these notes. These notes, plus all related accrued interest, was repaid in January 2021.

●	we agreed to pay an aggregate of $165,986 to the sellers on or before June 30, 2020. The agreement was not interest bearing. As of December 31, 2020, an aggregate amount of $165,986 was outstanding and past due under this note. This loan, plus all related accrued interest, was repaid in January 2021.

●	we assumed a note payable in the amount of $86,866 bearing interest at 3% per annum and with a maturity date of February 16, 2023. Monthly payments in the amount of $3,773 for principal and interest are due over the term. As of December 31, 2020, an aggregate principal amount of $83,309 was outstanding and past due under this note. This note was brought current in January 2021.

On May 29, 2020, we issued a promissory note in the principal amount of $290,000 with an original issue discount of $40,000 and a maturity date of December 31, 2020. The full $290,000 balance was due at maturity, with interest accruing at a rate of 12% per annum for any principal balance remaining unpaid past the maturity date. As of December 31, 2020, the aggregate principal amount of $290,000 was outstanding and past due under this note. In January 2021, this note, plus all related accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock.

Between July 2, 2020 and August 21, 2020, we borrowed an aggregate of $1,200,000 from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes are between $50,000 and $200,000. The notes bear interest at a rate of 15% to 18% and have maturity dates between October 13, 2020 and November 30, 2020. As additional consideration for such loans, Daniel L. Hodges, the Company’s Chairman and Chief Executive Officer, transferred to such investors an aggregate of 96,634 shares of common stock. As of December 31, 2020, the aggregate principal amount of $1,200,000 was outstanding and past due under these notes. On July 29, 2020, we sold 30,614 shares of common stock at a price of $3.00 per share to one of the accredited investors. In January 2021, $750,000 of these notes, plus all related accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock. Also in January 2021, the remaining aggregate principal balance of $350,000, plus all related accrued interest, was paid.

Between November 4, 2020 and November 24, 2020, we borrowed an aggregate of $550,000 from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes were between $50,000 and $100,000. The loans bore interest at a rate of 15% and had maturity dates between January 31, 2021 and February 23, 2021. As additional consideration for such loans, Daniel L. Hodges, our Chairman and Chief Executive Officer, guaranteed the notes and transferred to such investors an aggregate of 38,334 shares of common stock. $500,000 principal amount of these notes and accrued interest thereon was converted to shares of common stock in January 2021.The remaining note in the principal amount of $50,000 was repaid in February 2021.

On July 1, 2020, we borrowed $50,000 from Mr. Brent Davies, a director of our Company, and issued to Mr. Davies a promissory note evidencing such loan that bore interest at 4.8% and matured on November 30, 2020. As of December 31, 2020, $50,000 plus accrued interest was outstanding under the loan. This loan, plus all related accrued interest, was repaid in January 2021.

During 2019, TM made loans to DragonWave in the aggregate principal amount of $1,292,953 to embed TM’s modulation technology within DragonWave’s Harmony line of radios. These loans bore interest at 5% per annum and matured on December 31, 2020. Interest and principal was due at maturity. These loans were converted to shares of common stock on October 1, 2020.

On August 5, 2019, Mr. Hodges and his wife loaned DragonWave $200,000 at an interest rate of 5.0% per annum with a maturity date of December 31, 2020. Interest was payable monthly while the full principal balance was due at maturity. As of December 31, 2020, $200,000 plus accrued interest was outstanding under the loan. This loan, plus all related accrued interest, was repaid in January 2021.

Between October 15, 2020 and December 28, 2020, we borrowed an aggregate of $600,000 from a related party and issued promissory notes evidencing such loans. The principal amounts of the notes were between $100,000 and $350,000, and such notes bore interest at 10% per annum and were due between January 14, 2021 and March 28, 2021. These notes, plus all related accrued interest, were repaid in January 2021.

Between November 13, 2020 and December 24, 2020, we borrowed an aggregate of $160,000 from a member of our board of directors and issued promissory notes evidencing such loans. The principal amounts of the notes were between $40,000 and $120,000, and such notes bore interest at 8% per annum and were due between February 12, 2021 and March 23, 2021. In January 2021, this note, plus all related accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock.

In connection with our acquisition of Fastback on January 29, 2021, we issued to the sellers $1,500,000 aggregate principal amount of term promissory notes. The individual principal amounts of the notes ranged from $1,500 to $393,484. These notes bore interest at the rate of 10% per annum and matured on the earlier of (i) January 1, 2022, (ii) the date on which an aggregate of $6,000,000 worth of products and services were sold following the acquisition date by (A) Fastback or (B) our Company and our subsidiaries (other than Fastback) to certain specified Fastback customers, or (iii) the date on which we issued and sold shares of our common stock or debt securities to investors in a bona-fide arms-length financing transaction for aggregate consideration of at least $12,000,000. Interest was payable in cash semiannually in arrears on each June 1 and December 1, commencing on June 1, 2021, and on the maturity date. Upon an event of default, the interest rate would have automatically increased to 15% per annum compounded semiannually. These notes matured on February 10, 2021 upon our closing of a public offering of our common stock in which we received gross proceeds of $27.6 million. However, the representative of the Fastback sellers has requested that we withhold payment of principal and interest on these notes until a dispute among such sellers can be resolved. As payment was withheld at the request of the sellers’ representative, no event of default has occurred and interest has been accrued only through the maturity date.

Senior Debentures

In connection with its acquisition of DragonWave and Lextrum in April 2019, COMSovereign assumed the obligations of the seller of $100,000 aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $24.00 or (2) 80% of the common stock price offered under the next equity offering. As of December 31, 2019, an aggregate principal amount of $100,000 was outstanding under these debentures. On April 30, 2020, these debentures were modified to remove the conversion feature and provide for the settlement of these debentures only in cash. As of December 31, 2020, an aggregate principal amount of $84,000 was outstanding under these debentures. This debenture, plus all related accrued interest, was repaid in January 2021.

Convertible Notes Payable

On July 7, 2020, we sold a convertible promissory note in the principal amount of $285,714 with an original issue discount of $35,714 that bore interest at the rate of 12.5% per annum, and warrants to purchase an additional 52,910 shares of common stock. Warrants to purchase up to 9,260 shares of common stock were also issued to an unrelated third-party as a placement fee for the transaction. In connection with this note, we recognized a Beneficial Conversion Feature (“BCF”) of $139,810, a debt discount of $50,128 associated with the issuance of warrants to the note holder, and debt issuance costs of $35,539, which were all recorded as debt discounts. On July 28, 2020, we defaulted on this note under the related Registration Rights Agreement by not filing a registration statement within 90 days of the initial April 29, 2020 note origination date. As a result, the aggregate principal balance increased by $88,423, which was composed of an $86,339 penalty payment-in-kind and a $2,084 interest payment-in-kind, representing 130% of the outstanding principal and accrued interest balance on the default date. In addition, the interest rate was increased to 24% per annum, and the note and accrued interest was due on-demand. During the three and year ended September 30, 2020, $261,191 of the amounts recorded as debt discounts were amortized and recognized in interest expense in the Consolidated Statement of Operations. As of December 31, 2020, the note was in default and due on demand and an aggregate principal amount of $374,137 was outstanding under this note. In January 2021, this note, plus all accrued interest, was converted into shares of common stock.

On August 21, 2020, we sold a $1,700,000 aggregate principal amount convertible promissory note with an original issue discount of $200,000 that bore interest at the rate of 5.0% per annum and matured on November 20, 2020. Accrued interest and principal were due on the maturity date. Additionally, as additional consideration for the loan, we issued to the lender 133,334 shares of our common stock. We also issued to an unrelated third-party as a placement fee for the transaction warrants to purchase up to 17,857 shares of our common stock at an exercise price of $8.40 per share at any time on or prior to August 21, 2025. As of December 31, 2020, the aggregate principal amount of $1,700,000 was outstanding under the loan. This note, plus all related accrued interest, was repaid in January 2021.

In connection with our acquisition of Fastback on January 29, 2021, we issued to the sellers $11,150,000 aggregate principal amount of convertible promissory notes. The individual principal amounts of the notes ranged from $5,575 to $5,575,000. These notes initially bear interest at the rate of 1.01% per annum, which is to be adjusted to the prime rate as published by the Wall Street Journal on each annual anniversary of the issuance date, and mature on January 29, 2026. Interest is payable in cash annually in arrears on each January 1. Commencing on January 29, 2022, the principal and accrued interest on these notes may be converted in full to shares of our common stock at a conversion price of $5.22 per share, subject to adjustment. Upon an event of default, the interest rate will automatically increase to 15% per annum compounded annually, and all unpaid principal and accrued interest may become due on demand. Upon maturity, the interest rate will automatically increase to 15% per annum compounded annually on any unpaid principal.

Senior Convertible Debentures

On September 24, 2019, COMSovereign sold $250,000 aggregate principal amount of 10% Senior Convertible Debentures that bore interest at the rate of 10% per annum and was scheduled to mature on December 31, 2021. Interest was paid semi-annually in arrears in June and December of each year in cash or, at COMSovereign’s option, in shares of common stock at the conversion price that was equal to the lesser of (1) $7.50 or (2) a future effective price per share of any common stock sold. Upon an event of default, the interest rate would have automatically increased to 15% per annum. As of December 31, 2019, an aggregate principal amount of $250,000 was outstanding under these debentures. On April 30, 2020, these debentures were amended to provide for the conversion of the debentures into shares of our common stock instead of COMSovereign’s common stock. Additionally, the conversion price was changed from $7.50 per share to $2.27 per share. As of December 31, 2020, an aggregate principal amount of $250,000 was outstanding under these debentures. In January 2021, this debenture, plus all related interest, was converted into shares of common stock.

On July 2, 2020, we sold $1,000,000 aggregate principal amount of 9% Senior Convertible Debentures to an accredited investor that bore interest at the rate of 9% per annum and had a maturity date of September 30, 2020. On September 30, 2020, the maturity date of these debentures was extended to November 30, 2020. Accrued interest and principal were due on the maturity date, with interest paid in cash or, at our option, in shares of common stock at the conversion price of $3.00 per share. Upon an event of default, the interest rate would have automatically increased to 15% per annum. The debentures were convertible into shares of common stock at a conversion price of $3.00 per share. We also issued warrants to purchase 33,334 shares of common stock that are exercisable for a purchase price of $3.00 per share, at any time on or prior to the earlier of December 31, 2022 or the second anniversary of our consummation of a public offering of our common stock in connection with an up-listing of the common stock to a national securities exchange, which occurred on January 26, 2021. As of December 31, 2020, an aggregate principal amount of $1,000,000 was outstanding under these debentures. In January 2021, principal of $900,000 related to this debenture was converted into shares of common stock. Also in January 2021, the remaining principal amount of $100,000, plus all accrued interest, was extinguished in exchange for common stock and warrants to purchase common stock.

Paycheck Protection Program of the CARES Act

Between April 30 and May 26, 2020, six of our subsidiaries received loan proceeds in the aggregate amount of $455,184 under the Paycheck Protection Program (“PPP”). The PPP loan has a maturity of two years and an interest rate of 1% per annum. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable pursuant to section 1106 of the CARES Act, after a period of up to 24 weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 40 percent of the amount forgiven can be attributable to non-payroll costs. Further, the amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period of up to 24 weeks. As of December 31, 2020, an aggregate amount of principal of $455,184 was outstanding under these loans.

In connection with the VNC acquisition on July 6, 2020, we assumed a PPP loan in the principal amount of $24,028 bearing interest at 1% per annum and with a maturity date of May 14, 2022. Terms are consistent with our other PPP loans. As of December, 2020, an aggregate amount of principal of $24,028 was outstanding under this loan.

On August 11, 2020, one of our subsidiaries received loan proceeds in the aggregate amount of $103,659 under the PPP. The PPP loan has a maturity of five years and an interest rate of 1% per annum. Terms are consistent with our other PPP loans. As of December 31, 2020, an aggregate amount of principal of $103,659 was outstanding under this loan.

Sources and Uses of Cash

(Amounts in US$’s)	For the Year Ended December 31, 2020	January 10, 2019 (Inception) to December 31, 2019

Cash flows used in operating activities	$(6,020,305)	$(6,853,247)
Cash flows (used in) provided by investing activities	(3,322,534)	2,838,235
Cash flows provided by financing activities	9,237,506	4,850,847
Effect of exchange rates on cash	23,383	(23,383)
Net (decrease)/increase in cash and cash equivalents	$(81,950)	$812,452

Operating Activities

For the year ended December 31, 2020, net cash used in operating activities was $6,020,305. Net cash used in operating activities primarily consisted of the net operating loss of $37,081,464 and the effect of deferred income taxes of $2,906,400, which was offset by depreciation and amortization of $12,531,452, amortized discounts and debt issuance costs on our outstanding debt of $8,936,632, other noncash charges of $3,110,031 and bad debt expense of $1,007,715. Additionally, working capital changes provided $8,366,574 in cash during the period.

For fiscal 2019, cash used in operating activities was $6,853,247. Net cash used in operating activities primarily consisted of the net operating loss of $27,545,255 and the effect of deferred income taxes of $4,137,900, which were offset by depreciation and amortization of $7,567,184, amortized discounts and debt issuance costs on our outstanding debt of $8,458,341, loss on conversion of debt of $2,640,000, and other noncash charges of $919,105. Additionally, working capital changes provided $4,908,914 in cash during the period.

Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was $3,322,534. Investing activities primarily consisted of the acquisition of the net assets of Sovereign Plastics and VNC for a purchase prices of $829,347 and $18,832,383, respectively. The purchase price of the assets of Sovereign Plastics included cash paid on the closing date of $253,773 and short-term debt incurred to the sellers of $575,574. The purchase price of VNC included cash paid on the settlement date of $2,892,727, shares with values at the acquisition date of $11,855,592, warrants and options with values at the acquisition date of $3,832,817 and a note receivable of $251,247.

For fiscal 2019, net cash provided by investing activities was $2,838,235. Investing activities primarily consisted of cash from the acquisitions of VEO, InduraPower, Silver Bullet, DragonWave and Lextrum.

Financing Activities

For the year ended December 31, 2020, financing activities provided cash of $9,237,506. Financing activities primarily consisted of $12,337,781 of proceeds from the issuance of debt, which was offset by the repayment of $2,000,000 on the line of credit and the repayment of $1,090,862 of debt.

For fiscal 2019, cash provided by financing activities was $4,850,847. Financing activities primarily consisted of proceeds of debt of $6,734,170, which was offset by the repayment of $1,808,323 of debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies in the Notes to our financial statements included elsewhere in this report for our evaluation of accounting standards not yet adopted.

Critical Accounting Policies and Estimates

The following is not intended to be a comprehensive list of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 2 — Summary of Significant Accounting Policies in the Notes. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the policies and estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results dependent on estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

Accounts Receivable and Credit Policies

Trade accounts receivable consist of amounts due from the sale of our products and services. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 45 days of receipt of the invoice. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. As of December 31, 2020, we characterized $1,686,731 as uncollectible.

Beneficial Conversion Features and Warrants

We evaluate the conversion feature of convertible debt instruments to determine whether the conversion feature is beneficial as described in ASC 470-30, Debt with Conversion and Other Options. We record a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and record the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital. We calculate the fair value of warrants with the convertible instruments using the Black-Scholes valuation model. The Black-Scholes valuation model requires various inputs such as the annualized volatility of our stock, stock price and annual risk-free rate of return. As COMSovereign was a private company for most of 2019, in determining the BCF related to the convertible debt of COMSovereign and its subsidiaries in fiscal 2019, we had to rely on factors outside the public markets for the inputs. If different inputs were used or different judgments were made, the results could have a material adverse effect on our financial statements.

Under these guidelines, we first allocate the value of the proceeds received from a convertible debt transaction between the convertible debt instrument and any other detachable instruments included in the transaction (such as warrants) on a relative fair value basis. A BCF is then measured as the intrinsic value of the conversion option at the commitment date, representing the difference between the effective conversion price and our stock price on the commitment date multiplied by the number of shares into which the debt instrument is convertible. The allocated value of the BCF and warrants are recorded as a debt discount and accreted over the expected term of the convertible debt as interest expense. If the intrinsic value of the BCF is greater than the proceeds allocated to the convertible debt instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible debt instrument.

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

Long-Lived Assets and Goodwill

We account for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

We account for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The adoption of this standard had no material impact on the Consolidated Financial Statements.

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

Share-Based Compensation

We account for share-based compensation costs in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires companies to measure the cost of awards of equity instruments, including stock options and restricted stock awards, based on the grant-date fair value of the award and to recognize it as compensation expense over the employee’s requisite service period or the non-employee’s vesting period. An employee’s requisite service period is the period of time over which an employee must provide service in exchange for an award under a share-based payment arrangement and generally is presumed to be the vesting period.

In determining the grant date fair value of share-based awards, we must estimate the expected volatility, forfeitures and performance attributes. Since share-based compensation expense can be material to our financial condition, different assumptions and estimates could have a material adverse effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements and supplementary data are on pages F-1 through F-61.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that we file with SEC under the Exchange Act is recorded, processes, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

We are continuing to grow and evolve. During 2020, we acquired two different companies and continue to acquire companies. Our growth and the absorption of acquired companies increases the strain on our limited staff and our accounting systems. Additionally, operations do not yet generate enough cash to fund operations causing management to rely on financing activities to maintain the level of operations and funding needed for anticipated growth. In combination, these activities put stress on our overall controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, consisting of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, consisting of our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. As such, material weaknesses identified below were discovered:

●	While improvements were made in the segregation of duties and controls over cash and accounts payable, we did not effectively segregate certain accounting duties due to the small size of our accounting staff;

●	a lack of timely reconciliations of the account balances affected by the improperly recorded or omitted transactions; and

●	there is a lack of documented and tested internal controls to meet the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002.

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

Our management, consisting of our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of December 31, 2020 based on the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, and taking into account the operating structure of our Company, as well as the two acquisitions by our Company and the five acquisitions completed by our subsidiary, COMSovereign Corp., as a privately-held company in fiscal 2019, management identified the material weaknesses with respect to deficiencies in our financial closing and reporting procedures identified above. Management believes this is due to a lack of resources. Management intends to add accounting personnel, operating staff, and utilize consultants, where appropriate. In addition, Management intends to invest in more sophisticated accounting and finance systems in order to improve our internal and external reporting procedures and internal controls, subject to available capital. Until we have adequate resources to address these issues, any material weaknesses may materially adversely affect our ability to accurately report our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements of our various financing agreements.

As a result of the current business acquisitions and continued efforts to integrate prior acquisitions and our reverse merger completed during 2019, there were significant changes to our internal control over financial reporting during our fiscal year ended December 31, 2020 that materially affected our internal control over financial reporting that resulted in the material weaknesses identified above. Also described above are management’s plans to address those material weaknesses.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2020 fiscal year. The information under the heading “Executive Officers” in Part I of this Form 10-K is also incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2020 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2020 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2020 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2020 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(F)	(a)	The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements and Notes thereto begin on page F-1 of this report immediately after the signature page.

(2)	Financial Statement Schedules: All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the Notes thereto, or because it is not required.

(3)	Exhibits:

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	Filing Date	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of November 27, 2019 by and among the Company, COMSovereign Corp. and DACS Merger Sub., Inc.	8-K	12/4/2019	2.1
3.1	Restated Articles of Incorporation	--	*	--
3.2	Amended and Restated By-Laws	10-K	7/6/2020	3.2
4.1	Form of Convertible Promissory Note Series 2016 due October 1, 2017	8-K	9/30/2016	4.1
4.2	Form of August 2017 Amendment to Convertible Promissory Note Series 2016	10-Q	8/4/2017	4.1(a)
4.3	Form of November 2017 Amendment to Convertible Promissory Note Series 2016	10-Q	11/13/2017	4.1(b)
4.4	Form of March 2018 Amendment to Convertible Promissory Note Series 2016	10-K	3/23/2018	4.1(c)
4.5	Form of December 2018 Amendment to Secured Convertible Promissory Note Series 2016	8-K	12/27/2018	10.3a
4.6	Form of Secured Convertible Promissory Note Series 2017-08 due August 2, 2018	10-Q	8/4/2017	4.2
4.7	Form of December 2018 Amendment to Secured Convertible Promissory Note Series 2017-18	8-K	12/27/2018	10.3b
4.8	Amendment dated September 26, 2018 to Secured Convertible Promissory Note issued by the Company to Frost Nevada Investment Trust	8-K	9/28/2018	10.2
4.9	Form of Promissory Note dated October 25, 2018 issued by the Company to Jay Nussbaum	10-Q	10/26/2018	10.26
4.10	OID Promissory Note dated March 5, 2020 of Sovereign Plastics LLC in favor of Mark Vanderbeek	10-K	7/6/2020	4.10

4.11	12.5% OID Convertible Note dated April 29, 2020 of the Registrant in favor of Red Diamond Partners LLC	8-K	5/5/2020	4.1
4.12	Form of 9% Senior Convertible Debentures	8-K	7/7/2020	4.1
4.13	Form of July Warrants to purchase common stock	8-K	7/7/2020	4.2
4.14	Form of Warrant Agency Agreement dated January 26, 2021 between the Company and ClearTrust, LLC, including form of Warrant Certificate	8-K	1/27/2021	10.1
4.15	12.5% OID Convertible Note dated August 24, 2020 of the Registrant in favor of Red Diamond Partners LLC	8-K	8/26/2020	4.1
4.16	Form of Term Note of COMSovereign Holding Corp. dated January 29, 2021	8-K	2/4/2021	4.1
4.17	Form of Convertible Note of COMSovereign Holding Corp. dated January 29, 2021	8-K	2/4/2021	4.2
10.1	Form of Indemnification Agreement for Directors and Officers#	8-K	6/5/2014	10.4
10.2	Independent Contractor Agreement dated July 29, 2013 by and among US Technik, Inc., Lighter Than Air Systems Corp., and World Surveillance Group, Inc.	8-K	6/5/2014	10.9
10.3	2015 Equity Incentive Plan#	8-K	9/11/2015	99.1
10.4	Form of Nonqualified Stock Option Agreement under 2015 Equity Incentive Plan#	8-K	1/12/2017	10.3
10.5	Form of Amendment No. 1 dated December 2017 to the Form of Nonqualified Stock Option Agreement	8-K	12/27/2018	10.5
10.6	Form of Amendment No. 2 dated November 2019 to the Form of Nonqualified Stock Option Agreement	10-Q	11/14/2019	10.1
10.7	Form of Subscription Agreement for Convertible Promissory Notes Series 2016 due October 1, 2017	8-K	9/30/2016	10.1
10.8	Director Agreement dated January 9, 2017 by and among the Company, Global Security Innovative Strategies, LLC and David Aguilar#	8-K	1/12/2017	10.2
10.9	Amendment No. 1 dated September 4, 2019 to Director Agreement by and among the Company, Global Security Innovative Strategies, LLC and David Aguilar#	8-K	9/5/2019	10.2
10.10	Warrant dated August 3, 2017 issued by the Company to Dr. Phillip Frost	10-Q	8/4/2017	10.34
10.11	Amendment dated August 3, 2018 to Warrant issued by the Company to Dr. Phillip Frost	8-K	12/27/2018	10.4
10.12	Promissory Note and Security Agreement dated August 2, 2017 issued by the Company to City National Bank of Florida	10-Q	8/4/2017	10.29
10.13	Form of Guarantee dated August 2, 2017 issued by Jay Nussbaum to City National Bank of Florida	10-Q	8/4/2017	10.30
10.14	Promissory and Guaranty dated September 26, 2018 among the Company, City National Bank of Florida and Jay Nussbaum	8-K	9/28/2018	10.1
10.15	Consulting Agreement dated November 10, 2017 between the Company and Global Security Innovative Strategies, LLC	10-Q	11/13/2017	10.35
10.16	Amendment No. 1 dated September 26, 2018 to the Consulting Agreement between the Company and Global Security & Innovative Strategies, LLC	8-K	9/28/2018	10.4

10.17	Form of Amendment No. 3 dated August 3, 2017 to Independent Contractor Agreement	10-Q	10/26/2018	10.2
10.18	Form of Common Stock Purchase Agreement dated October 24, 2018 between the Purchasers thereto and the Company	10-Q	10/26/2018	10.1
10.19	Form of Amended and Restated Stock Purchase Agreement dated December 12, 2018 between the Purchasers thereto and the Company	8-K	12/27/2018	10.1
10.20	Stock Redemption and Note Cancellation Agreement dated as of April 30, 2019 between the Company and Daniyel Erdberg	10-Q	5/3/2019	10.5
10.21	Form of Promissory Note dated January 28, 2019 in favor of the Company (the Non-Affiliate Note)	8-K	1/31/2019	10.2
10.22	Form of Promissory Note in favor of the Company (the Erdberg and Carpenter Trust Note)	8-K	1/31/2019	10.3
10.23	Independent Contractor Agreement dated March 21, 2019 between the Company and Cognitive Carbon Corporation	10-K	3/22/2019	10.55
10.24	Stock Redemption Agreement dated September 4, 2019 between the Company and Robert Guerra	8-K	9/5/2019	10.1
10.25	Form of the Company Restricted Stock Agreement	10-Q	11/14/2019	10.2
10.26	Employment Agreement dated December 2, 2019 between the Company and Daniel L. Hodges#	8-K	12/12/2019	10.1
10.27	Employment Agreement dated December 2, 2019 between the Company and John E. Howell#	8-K	12/12/2019	10.2
10.28	Employment Agreement dated December 2, 2019 between the Company and Dr. Dustin McIntire, Ph.D. 9#	8-K	12/12/2019	10.3
10.29	Employment Agreement dated December 2, 2019 between the Company and Brian T. Mihelich#	8-K	12/12/2019	10.3
10.30	Employment Agreement dated January 2, 2020 between the Company and Kevin M. Sherlock#	8-K	1/8/2020	10.2
10.31	COMSovereign Holding Corp. 2020 Long-Term Incentive Plan	8-K	5/12/2020	10.1
10.32	Stock Agreement dated as of March 5, 2020 between the Company and Mark Vanderbeek	10-K	7/6/2020	10.32
10.33	Warrant dated April 29, 2020 issued to Red Diamond Partners LLC	8-K	5/5/2020	4.2
10.34	Securities Purchase Agreement dated as of April 29, 2020 between the Company and Red Diamond Partners LLC	8-K	5/5/2020	10.1
10.35	Registration Rights Agreement dated as of April 29, 2020 between the Company and Red Diamond Partners LLC	8-K	5/5/2020	10.2
10.36	Agreement and Plan of Merger and Reorganization dated as of May 21, 2020 among the Company, CHC Merger Sub 7, Inc., VNC Acquisition LLC, Virtual Network Communications Inc. and the Stockholders’ Representative Named Therein	8-K	5/22/2020	10.1

10.37	Manufacturing Services Agreement dated as of April 4, 2018 between DragonWave-X and Benchmark Electronics, Inc.	10-K	7/6/2020	10.37
10.38	Employment Agreement dated as of July 6, 2020 between Mohan Tammisetti and COMSovereign Holding Corp.#	8-K	7/7/2020	10.2
10.39	Employment Agreement dated as of July 6, 2020 between Keith Kaczmarek and COMSovereign Holding Corp.#	8-K	7/7/2020	10.3
10.40	Agreement and Plan of Merger, dated as of August 24, 2020, by and among the Company, CHC Merger Sub 8, LLC, and Skyline Technology Partners d/b/a Fastback Networks and the Stockholders’ Representative named therein.	S-1/A	12/10/2020	10.40
10.41	Securities Purchase Agreement, dated as of August 24, 2020 between COMSovereign Holding Corp. and RedDiamond Partners LLC	8-K	8/26/2020	10.2
10.42†	Transpositional Modulation Technology Licensing Agreement dated as of August 3, 2020 among TM Technologies, Inc., TM IP Holdings, LLC and COMSovereign Holding Corp.	S-1/A	8/28/2020	10.42
10.43	Secured Loan Agreement dated as of December 8, 2020 among COMSovereign Holding Corp, as Borrower, Virtual Netcom, LLC, as Guarantor, and DWX Servicing Agent, LLC.	S-1/A	12/17/2020	10.43
10.44	Pledge and Security Agreement dated as of December 8, 2020 among COMSovereign Holding Corp, as Borrower, Virtual Netcom, LLC, as Guarantor, and DWX Servicing Agent, LLC.	S-1/A	12/17/2020	10.44
10.45	Secured Promissory Note dated December 8, 2020 of COMSovereign Holding Corp. in favor of DWX Servicing Agent, including the Guarantee of Virtual Netcom, LLC.	S-1/A	12/17/2020	10.45
10.46	Business Loan Agreement dated January 15, 2021 between AZCOMS LLC and TerraCotta Credit REIT, LLC	8-K	2/4/2021	10.1
10.47	Employment Agreement dated February 19, 2021 between the Company and Martin R. Wade, III	8-K	02/23/2021	10.1
10.48	Severance Agreement and General Release dated February 19, 2021 between the Company and Brian T. Mihelich	8-K	02/23/2021	10.2
10.49	Share Purchase Agreement dated as of February 25, 2021 among the Company, Sky Sapience Ltd., the shareholders of Sky Sapience Ltd. and the Shareholders’ Representative	8-K	03/01/2021	10.1
10.50	Share Exchange Agreement dated as of March 26, 2021 among COMSovereign Holding Corp., RVision, Inc., Industrial Security Alliance Partners, Inc. and Halls of Valhalla, LLC	--	*	--
21	List of Subsidiaries	--	*	--
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	*	--
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	*	--
32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	*	--
32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	*	--
101 INS	XBRL Instance Document	–	*	–
101 SCH	XBRL Taxonomy Extension Schema Document	–	*	–
101 CAL	XBRL Taxonomy Calculation Linkbase Document	–	*	–
101 LAB	XBRL Taxonomy Labels Linkbase Document	–	*	–
101 PRE	XBRL Taxonomy Presentation Linkbase Document	–	*	–
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document	–	*	–

#	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

†	Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K. Schedules, exhibits and similar supporting attachments to this exhibit are omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSOVEREIGN HOLDING CORP.

By:	/s/ Daniel L. Hodges
Daniel L. Hodges
Chief Executive Officer
Date: March 30,2021

By:	/s/ Martin R. Wade III
Martin R. Wade III
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel L. Hodges	Chairman and Chief Executive Officer	March 30, 2021
Daniel L. Hodges	(Principal Executive Officer)

/s/ Martin R. Wade III	Chief Financial Officer	March 30, 2021
Martin R. Wade III	(Principal Financial and Accounting Officer)

/s/ John E. Howell	Director	March 30, 2021
John E. Howell

/s/ David Aguilar	Director	March 30, 2021
David Aguilar

/s/ Richard J. Berman	Director	March 30, 2021
Richard J. Berman

/s/ Brent M. Davies	Director	March 30, 2021
Brent M. Davies

/s/ Kay Kapoor	Director	March 30, 2021
Kay Kapoor

/s/ James A. Marks	Director	March 30, 2021
James A. Marks

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

COMSovereign Holding Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of COMSovereign Holding Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020 and for the period from January 10, 2019 (inception) through December 31, 2019 and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019 and the consolidated results of its operations and its cash flows for the year ended December 31, 2020 and for the period from January 10, 2019 (inception) through December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Share Based Compensation – Refer to Note 14 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company issues stock options to employees. Management uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

●	Expected dividend yield;

●	Risk-free interest rate;

●	Expected share price volatility; and

●	Expected life of the award.

Given the significant estimates involved in determining the fair value of stock options, the related audit effort in evaluating management’s estimates in determining the fair value of stock options was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding over the Company’s process to estimate the fair value of stock options, including how the Company develops each of the estimates required to utilize the Black-Scholes option-pricing model. We applied the following audit procedures related to testing the Company’s estimates utilized in the Black-Scholes option-pricing model:

●	We performed a look-back at the Company’s previously issued dividends, noting there were none. We inquired with management of the Company who informed us that no future dividends were currently anticipated.

●	We compared the Company’s risk-free interest rate used to the comparable United States treasury yield for a term comparable to the stock options’ expected term.

●	Because the Company does not have historical share price values prior to its merger with Drone Aviation, Inc. in November 2019, we recalculated the average volatility of three peer companies selected by management, and their individual historical share price volatility for a term comparable to the stock options’ expected term, and the average volatility for those three peer companies. We also evaluated those peer companies for relevance to the expected future operations of the Company.

●	We recalculated the expected term of stock options granted to employees and nonemployee directors using the simplified method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option.

Accounting for Complex Debt Transactions—Refer to Note 10 to the Consolidated Financial Statements

Critical Audit Matter Description

During the year ended December 31, 2020, the Company refinanced a revolving line of credit in connection with the acquisition of a business and amended several note agreements for payment and maturity terms. Management determined whether to account for the refinance and other amended notes as a debt modification or a debt extinguishment. Management follows the guidance of Accounting Standards Codification (“ASC”) 470-50, Debt Modifications and Extinguishments. Per the guidance, management determines if the modified terms of the refinance are considered substantially different, defined as the present value of the remaining cash flows after modification differ by at least 10% of those prior to the modification.

The Company also entered into several secured and unsecured notes payable that included beneficial conversion features, incentive shares and warrants for which the values were estimated and recorded using their relative fair values in accordance with ASC 470-20, Debt with Conversion and Other Options. Management used the Black-Scholes option-pricing model to estimate the fair value of the warrants issued with the convertible notes, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the convertible note. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

●	Risk-free interest rate;

●	Expected share price volatility;

●	Expected dividend yield; and

●	Contractual life of the award.

Given the significant estimates involved in determining the total debt discounts resulting from the relative fair value of the warrants and beneficial conversion features, as well as determining whether the debt refinance was a debt modification or debt extinguishment, the related audit effort in evaluating both management’s estimates in determining the total debt discount and the determination of whether the refinance and other changes made the debt agreements a debt modification or debt extinguishment was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding over the Company’s process to determine whether a debt refinance and term amendments are a debt modification or debt extinguishment. We reviewed the guidance in ASC 470-50 and management’s calculation of the present value of the cash flows prior to and after the debt modification. We also recalculated the change in the present value of the remaining cash flows after the debt modification for each of the modified notes to determine if management applied the correct accounting treatment.

Additionally, we obtained an understanding over the Company’s process to estimate the debt discounts, resulting from the relative fair value of the warrants and beneficial conversion features, including how the Company develops each of the estimates required utilizing the Black-Scholes option-pricing model. We applied the following audit procedures related to testing the Company’s estimates utilized in the Black-Scholes option-pricing model:

●	We performed a look-back of the Company’s previously issued dividends, noting there were none. We inquired with management of the Company who informed us that no future dividends were currently anticipated.

●	We compared the Company’s risk-free interest rate used to the comparable United States Treasury yield for a term comparable to the warrants’ remaining contractual term.

●	Because the Company does not have historical share price values prior to its merger with Drone Aviation, Inc. in November 2019, we recalculated the average volatility of three peer companies selected by management, and their individual historical share price volatility for a term comparable to the stock warrants’ expected term, and the average volatility for those three peer companies. We also evaluated those peer companies for relevance to the expected future operations of the Company.

●	We agreed the remaining contractual term of the warrants to the term within the revised convertible note.

We also reviewed management’s relative fair value calculation used to determine the total debt discounts and agreed all inputs as follows:

●	We agreed the proceeds of the notes to the convertible note agreements.

●	We agreed the fair value of the warrants to the fair value calculated using the Black-Scholes option-pricing model.

●	We agreed the conversion price to the convertible note agreement and recalculated the intrinsic value of the beneficial conversion features.

Acquisition Accounting and Fair Value Allocation of Purchase Price - Refer to Note 3 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of Fast Plastic Parts, LLC and Spring Creek Manufacturing, Inc. (“FPSC”) on March 6, 2020 for a total purchase price of $829,347. The Company also completed the acquisition of Virtual Network Communications, Inc. (“VNC”) on July 6, 2020 for a total purchase price of $18,832,383.

The Company applied the acquisition method of accounting for business combinations to account for both acquisitions. Accordingly, the assets acquired and liabilities assumed were recorded at their acquisition date fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets and liabilities assumed, was recorded as goodwill.

Auditing the Company’s accounting for the acquisitions was complex due to the significant estimation uncertainty in determining the fair value of the identified intangible assets related to customer relationships, technology, trade name and licenses. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired businesses. The significant assumptions used to estimate the value of the intangible assets included revenue growth rates, which are forward-looking and could be affected by future economic and market conditions.

We have identified the valuation of the intangible assets from these acquisitions as a critical audit matter because auditing the fair value involved significant auditor judgment and increased audit effort because of the extent of estimation required by management.

How the Critical Audit Matter was Addressed in the Audit

We applied the following audit procedures related to testing the Company’s estimates and approach utilized to determine the fair value of the acquired intangible assets:

●	Obtained a copy of the Company’s independent appraisal of the fair value of the acquired intangible assets that was used by management to determine the fair values, and assessed the qualifications of the specialist.

●	Evaluated the valuation approach used by the Company’s third-party valuation specialist to calculate the fair value of intangible assets.

●	Evaluated the key assumptions used in the discounted cash flow analysis used to value the intangible assets, including projected revenue and expenses, discount rates, attrition rates, and hypothetical royalty rates.

●	Lastly, we tested the completeness and accuracy of data inputs provided by management and utilized in the calculation by comparing the data to source documents and external information sources.

Impairment of Goodwill and Long-lived Assets – Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

As reflected in the Company’s consolidated financial statements at December 31, 2020, the Company’s goodwill was $64,898,222 and the net carrying amount of intangible assets was $53,187,714. As disclosed in Note 2 to the consolidated financial statements, goodwill and long-lived intangible assets are tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment. As a result of these assessments, management concluded that there was no impairment to goodwill or to the Company’s intangible assets and other long-lived assets during the year ended December 31, 2020.

Auditing management’s impairment tests of goodwill and long-lived assets was complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of the reporting units and long-lived assets. In particular, the fair value estimates of the reporting units were sensitive to changes in significant assumptions such as discount rates, revenue growth rates, operating margins, estimated spending on capital expenditures, and terminal growth rates. These assumptions are affected by expected future market or economic conditions, including the impact of COVID-19.

How the Critical Audit Matter was Addressed in the Audit

We obtained a copy of the Company’s independent appraisals of the fair value of the Company’s reporting units that were used by management to determine their fair values, in accordance with ASC 350 (Intangibles – Goodwill and Other) and assessed the qualifications of the specialist.

To test the fair values of the reporting units, our audit procedures included:

●	We obtained an understanding of the Company’s process to evaluate goodwill and long-lived assets for impairment and related controls.

●	We evaluated management’s assessment that there were no indicators of impairment. This assessment included consideration that current year losses were not indicative of future expected results and that future results were not expected to produce continuing losses.

●	We assessed the valuation methodologies and tested the reasonableness of significant assumptions and underlying data used by management and the third-party valuation specialist, including forecasted revenue and discount rates.

●	Lastly, we compared managements’ summary of the fair value of the reporting units to the market capitalization of the Company, noting that the market capitalization exceeded the combined fair value of the reporting units, and that both of these metrics exceeded the carrying value of the reporting units. As such, we concurred with management that there was no impairment of goodwill or long-lived assets.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2019.

Irvine, California

March 30, 2021

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in US$’s, except share data)	2020	2019
ASSETS
Current Assets
Cash	$730,502	$812,452
Accounts receivable, net	787,333	2,168,659
Receivables – related party	—	1,595
Inventory, net	4,538,432	4,671,396
Prepaid and deferred expenses	1,473,111	916,729
Other current assets	151,832	94,538
Total Current Assets	7,681,210	8,665,369
Property and equipment, net	2,286,466	1,458,106
Operating lease right-of-use assets	2,725,462	2,199,682
Finance lease right-of-use-assets	67,692	—
Intangible assets, net	53,187,714	51,277,482
Goodwill	64,898,222	56,386,796
Other assets – long term	30,413	—
Total Assets	$130,877,179	$119,987,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,582,532	$2,245,704
Accrued interest	2,028,569	306,445
Accrued liabilities	1,649,003	1,383,008
Accrued liabilities – related party	30,000	461,254
Accrued payroll	3,992,454	1,050,703
Contract liabilities, current	721,220	149,923
Accrued warranty liability	185,415	195,138
Operating lease liabilities, current	676,019	467,979
Finance lease liabilities, current	46,345	—
Line of credit	—	2,000,000
Notes payable – related party	1,010,000	1,492,953
Current portion of long-term debt, net of unamortized discounts and debt issuance costs	18,340,706	5,389,492
Total Current Liabilities	34,262,263	15,142,599
Debt – long term	706,293	—
Contract liabilities – long term	143,082	152,892
Operating lease liabilities – long term	2,208,978	1,744,569
Finance lease liabilities – long term	8,891	—
Total Liabilities	37,329,507	17,040,060
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 49,444,689 and 42,775,415 shares issued and outstanding as of December 31, 2020 and 2019, respectively	14,833	12,833
Additional paid-in capital	158,209,558	130,553,180
Accumulated deficit	(64,626,719)	(27,545,255)
Accumulated other comprehensive loss	—	(23,383)
Treasury stock, at cost, 33,334 shares as of December 31, 2020 and 2019, respectively	(50,000)	(50,000)
Total Stockholders’ Equity	93,547,672	102,947,375
Total Liabilities and Stockholders’ Equity	$130,877,179	$119,987,435

See Notes to the Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	January 10, 2019 (Inception) to December 31,
(Amounts in US$’s, except share data)	2020	2019
Revenue	$9,426,836	$4,712,212
Cost of Goods Sold	4,595,961	2,990,716
Gross Profit	4,830,875	1,721,496

Operating Expenses
Research and development (1)	2,012,689	174,257
Sales and marketing (1)	24,049	6,222
General and administrative (1)	17,484,764	14,325,078
Depreciation and amortization	12,531,452	7,567,184
Gain on the sale of assets	(663)	(98,410)
Total Operating Expenses	32,052,291	21,974,331
Net Operating Loss	(27,221,416)	(20,252,835)
Other Income (Expense)
Interest expense	(11,309,143)	(8,399,663)
Other income (expense)	(1,368,837)	(147,430)
Loss on extinguishment of debt	(15,818)	(434,774)
Loss on conversion of debt	—	(2,640,000)
Foreign currency transaction gain (loss)	(74,764)	191,547
Interest income	2,114	—
Total Other Expenses	(12,766,448)	(11,430,320)
Net Loss Before Income Taxes	(39,987,864)	(31,683,155)
Deferred Tax Benefit	2,906,400	4,137,900
Net Loss	$(37,081,464)	$(27,545,255)
Loss per common share:
Basic	$(0.82)	$(1.70)
Diluted	$(0.82)	$(1.70)
Weighted-average shares outstanding:
Basic	45,293,697	16,238,036
Diluted	45,293,697	16,238,036

(1)	These are exclusive of depreciation and amortization

See Notes to the Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,	January 10, 2019 (Inception) to December 31,
(Amounts in US$’s)	2020	2019
Net Loss	$(37,081,464)	$(27,545,255)
Other Comprehensive Income:
Foreign currency translation adjustment	23,383	(23,383)
Total Comprehensive Loss	$(37,058,081)	$(27,568,638)

See Notes to the Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in US$’s, except	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
share data)	Shares	Amount	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
December 31, 2019	—	$—	42,775,415	$12,833	$130,553,180	$(23,383)	$(50,000)	$(27,545,255)	$102,947,375
Issuance of common stock for Virtual Network Communications Inc. acquisition	—	—	3,912,737	1,174	11,854,418	—	—	—	11,855,592
Issuance of options for Virtual Network Communications Inc. acquisition	—	—	—	—	2,239,950	—	—	—	2,239,950
Issuance of warrants for Virtual Network Communications Inc. acquisition	—	—	—	—	1,592,867	—	—	—	1,592,867
Issuance of common stock for extinguishment of debt and interest	—	—	759,377	227	3,953,808	—	—	—	3,954,035
Issuance of common stock for conversion of debt, interest and penalty	—	—	788,185	236	2,319,969	—	—	—	2,320,205
Issuance of common stock for debt issue costs	—	—	150,001	45	1,396,955	—	—	—	1,397,000
Beneficial conversion feature	—	—	—	—	795,999	—	—	—	795,999
Share-based compensation	—	—	633,334	190	712,584	—	—	—	712,774
Non-cash contribution from Chief Executive Officer	—	—	—	—	881,126	—	—	—	881,126
Common stock issued for cash	—	—	63,948	19	331,823	—	—	—	331,842
Issuance of common stock as vendor compensation	—	—	81,562	25	330,096	—	—	—	330,121
Issuance of common stock for settlement of accounts payable	—	—	55,032	17	193,143	—	—	—	193,160
Issuance of warrants for debt issue costs	—	—	—	—	297,726	—	—	—	297,726
Issuance of common stock for payment of accrued interest	—	—	7,066	2	38,362	—	—	—	38,364
Issuance of warrants as vendor compensation	—	—	—	—	24,782	—	—	—	24,782
Issuance of common stock for exercise of warrants	—	—	94,510	28	2,807	—	—	—	2,835
Issuance of common stock as a settlement	—	—	100,000	30	689,970	—	—	—	690,000
Issuance of common stock for cashless exercise of warrants	—	—	16,667	5	(5)	—	—	—	—
Issuance of common stock for cashless exercise of options	—	—	5,041	2	(2)	—	—	—	—
Effect of rounding from reverse stock split	—	—	1,814	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(37,081,464)	(37,081,464)
Other comprehensive gain	—	—	—	—	—	23,383	—	—	23,383
December 31, 2020	—	$—	49,444,689	$14,833	$158,209,558	$—	$(50,000)	$(64,626,719)	$93,547,672

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in US$’s, except	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
share data)	Shares	Amount	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
January 10, 2019 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of founder shares at inception	—	—	9,296,667	2,789	—	—	—	—	2,789
Issuance of preferred stock for VEO acquisition	1,500,000	150	—	—	13,214,850	—	—	—	13,215,000
Issuance of preferred stock for InduraPower, Inc. acquisition	800,000	80	—	—	7,047,920	—	—	—	7,048,000
Issuance of preferred stock for Silver Bullet Technology, Inc. acquisition	300,000	30	—	—	2,642,970	—	—	—	2,643,000
Issuance of common stock for DragonWave-X LLC and Lextrum, Inc. acquisitions	—	—	4,412,382	1,324	58,242,132	—	—	—	58,243,456
Common stock issued for cash	—	—	166,667	50	4,950	—	—	—	5,000
Issuance of common stock issued for cashless exercise of warrants	—	—	1,124,167	337	33,388	—	—	—	33,725
Issuance of common stock for conversion of senior convertible debentures	—	—	366,667	110	3,752,388	—	—	—	3,752,498
Issuance of common stock for conversion of debt	—	—	53,334	16	703,984	—	—	—	704,000
Issuance of warrants as vendor compensation	—	—	—	—	4,074,330	—	—	—	4,074,330
Issuance of warrants in conjunction with debt agreements	—	—	—	—	3,138,667	—	—	—	3,138,667
Issuance of common stock for debt issue costs	—	—	411,714	123	7,805,489	—	—	—	7,805,612
Issuance of common stock as vendor compensation	—	—	40,000	12	525,290	—	—	—	525,302
Share-based compensation	—	—	15,220	5	258,256	—	—	—	258,261
Beneficial conversion feature	—	—	—	—	855,549	—	—	—	855,549
Conversion of preferred stock	(2,600,000)	(260)	866,667	260	—	—	—	—	—
Conversion of COMSovereign Corp. stock at 0.8902 into Drone Aviation Holding Corp. stock	—	—	14,913,183	4,474	(4,474)	—	—	—	—
Merger with Drone Aviation Holding Corp.	—	—	11,108,747	3,333	28,257,491	—	(50,000)	—	28,210,824
Net loss	—	—	—	—	—	—	—	(27,545,255)	(27,545,255)
Other comprehensive loss	—	—	—	—	—	(23,383)	—	—	(23,383)
December 31, 2019	—	$—	42,775,415	$12,833	$130,553,180	$(23,383)	$(50,000)	$(27,545,255)	$102,947,375

See Notes to the Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in US$’s)	Year Ended December 31, 2020	January 10, 2019 (Inception) to December 31, 2019
Cash flows from operating activities:
Net loss	$(37,081,464)	$(27,545,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,107,400	623,884
Amortization	11,409,768	6,943,300
Amortization of financing lease right-of-use asset	14,284	—
Share-based compensation	712,774	258,261
Deferred income taxes	(2,906,400)	(4,137,900)
Amortization of debt discounts and debt issuance costs	8,936,632	8,458,341
Operating lease expense	626,655	135,542
Bad debt expense	1,007,715	—
Gain on the sale of assets	(663)	(98,410)
Paid-in-kind penalties and interest	723,984	—
Loss on extinguishment of debt	15,818	434,774
Settlement paid in common stock	690,000	—
Loss on conversion of debt	—	2,640,000
Other, net	356,618	525,302
Changes in assets and liabilities:
Accounts receivable	373,611	(26,992)
Receivables-related party	1,595	(4,876,258)
Inventory	382,728	(1,136,012)
Prepaids	(173,840)	(767,355)
Other current assets	(305,706)	(93,289)
Other non-current assets	(30,413)	—
Accounts payable	3,524,988	(1,141,823)
Accrued liabilities	(365,495)	2,295,273
Accrued interest	2,032,715	1,109,252
(Repayments)/advances from related party	(141,286)	9,826,112
Contract liabilities	561,487	—
Operating lease liabilities	(425,838)	(123,534)
Other current liabilities	2,932,028	(156,460)
Net cash (used in) operating activities	(6,020,305)	(6,853,247)
Cash flows from investing activities:
Business acquisitions	(3,146,500)	2,925,273
Purchases of property and equipment	(176,697)	(87,038)
Proceeds from disposal of property and equipment	663	—
Net cash (used in) provided by investing activities	(3,322,534)	2,838,235
Cash flows from financing activities:
Principal payment on finance lease	(28,455)	—
Proceeds from issuance of related party note	2,710,000	485,000
Payment on line of credit	(2,000,000)	—
Proceeds from sale of common stock	331,842	5,000
Proceeds from issuance of debt	9,627,781	6,249,170
Proceeds from issuance of warrant	200	—
Debt issuance costs	(313,000)	(80,000)
Repayment of debt	(1,090,862)	(1,808,323)
Net cash provided by financing activities	9,237,506	4,850,847
Effect of exchange rates on cash	23,383	(23,383)
Net (decrease)/increase in cash and cash equivalents	(81,950)	812,452
Cash and cash equivalents, beginning of period	812,452	—
Cash and cash equivalents, end of period	$730,502	$812,452

Supplemental disclosures of cash flow information:
Cash paid during the period:
Taxes	$—	$—
Interest	395,911	—
Non-cash investing and financing activities:
Issuance of common stock for Virtual Network Communications, Inc. acquisition	11,855,592	—
Issuance of options for Virtual Network Communications Inc. acquisition	2,239,950	—
Issuance of warrants for Virtual Network Communications Inc. acquisition	1,592,867	—
Issuance of preferred stock for VEO acquisition	—	13,215,000
Issuance of preferred stock for InduraPower, Inc. acquisition	—	7,048,000
Issuance of preferred stock for Silver Bullet Technology, Inc. acquisition	—	2,643,000
Issuance of common stock for Lextrum, Inc. acquisition	—	16,162,064
Issuance of common stock for DragonWave-X LLC acquisition	—	42,081,392
Issuance of common stock for extinguishment of debt	2,343,400	—
Issuance of common stock for conversion of related party note	1,900,000	—
Issuance of common stock as debt issuance costs	1,397,000	7,805,612
Issuance of common stock in exchange of related party note and related interest and penalty	1,292,953	—
Contribution from Chief Executive Officer of common stock as debt issuance costs	881,126	—
Beneficial conversion feature	795,999	855,549
Debt incurred to sellers for Fast Plastics Parts LLC and Spring Creek Manufacturing, Inc. acquisition	575,574	—
Deferral of unpaid offering costs	408,871
Issuance of common stock to settle interest and penalty	383,215	—
Issuance of common stock as vendor compensation	330,121	—
Issuance of warrants in conjunction with debt agreements	297,726	3,138,667
Issuance of common stock for conversion of debt	285,714	704,000
Settlement of VNC notes receivable and interest in connection with the acquisition	251,247	—
Recognition of operating lease right-of-use asset and liability	239,019	—
Issuance of common stock as settlement of accounts payable	193,160	—
Recognition of operating lease right-of-use asset and liability rent abatement	188,790	—
Recognition of finance lease right-of-use asset and liability	63,967	—
Reclassification of prepaid rent to operating lease right-of-use asset	54,148	—
Issuance of warrants as vendor compensation	24,782	4,074,330
Issuance of common stock for cashless exercise of warrants or options	7	33,725
Issuance of common stock for conversion of senior convertible debentures	—	3,725,498
Recognition of operating right-of-use asset and liability	—	2,335,224
Issuance of founder shares at inception	—	2,789

See Notes to the Consolidated Financial Statement

COMSOVEREIGN HOLDING CORP.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2020 and the Period from January 10, 2019 (Inception) to December 31, 2019

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

COMSovereign Holding Corp. (“the “Company”), formerly known as Drone Aviation Holding Corp., is a provider of technologically-advanced telecom solutions to network operators, mobile device carriers, governmental units and other enterprises worldwide. The Company has assembled a portfolio of communications, power and portable infrastructure technologies, capabilities and products that enable the upgrading of latent 3G networks to 4G and 4G-LTE networks and will facilitate the rapid rollout of the 5G and “next-Generation” (“nG”) networks of the future. The Company focuses on novel capabilities, including signal modulations, antennae, software, hardware and firmware technologies that enable increasingly efficient data transmission across the radio-frequency spectrum. The Company’s product solutions are complemented by a broad array of services including technical support, systems design and integration, and sophisticated research and development programs. The Company competes globally on the basis of its innovative technology, broad product offerings, high-quality and cost-effective customer solutions, as well as the scale of its global customer base and distribution. In addition, the Company believes it is in a unique position to rapidly increase its near-term domestic sales as it is among the few U.S.-based providers of telecommunications equipment and services.

Acquisition of COMSovereign Corp.

The Company was incorporated under the laws of the State of Nevada on April 17, 2014. On November 27, 2019, the Company entered into an Agreement and Plan of Merger dated as of November 27, 2019 (the “Merger Agreement”) with COMSovereign Corp., a Delaware corporation (“COMSovereign”), and DACS Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”). The Merger Agreement provided for the merger of Merger Sub with and into COMSovereign (hereafter referred to as the “COMSovereign Acquisition”). As a result of the COMSovereign Acquisition, Merger Sub ceased to exist, and COMSovereign became the surviving corporation and a direct wholly-owned subsidiary of the Company. Additionally, the former stockholders of COMSovereign (the “COMSovereign Stockholders”) received a direct equity ownership and controlling equity interest in the Company. For each share of COMSovereign common stock, the stockholder received 5.6706 shares of the Company’s common stock. The COMSovereign Acquisition was completed on November 27, 2019. On December 10, 2019, the Company changed its name from Drone Aviation Holding Corp. to COMSovereign Holding Corp.

The COMSovereign Acquisition was accounted for as a reverse merger with COMSovereign acquiring the assets of the Company, and the net assets, including other intangible assets, of the Company prior to the COMSovereign Acquisition being recorded at fair value with the excess purchase price allocated to goodwill. As a result of the completion of the COMSovereign Acquisition, these consolidated financial statements include (1) the assets and liabilities of the Company and its consolidated subsidiaries, including COMSovereign and its subsidiaries, as of December 31, 2020 and 2019, (2) the historical operations of COMSovereign from inception (January 10, 2019) to the date of consummation of the COMSovereign Acquisition, and (3) and the operations of the Company and its subsidiaries from the date of completion of the COMSovereign Acquisition (November 27, 2019) forward.

Corporate History of COMSovereign

COMSovereign was incorporated in the state of Delaware on January 10, 2019. From the date of incorporation until the date of its first acquisition, as described below, COMSovereign had no business operations.

On January 12, 2019, two founding members of COMSovereign each acquired 2,000,000 shares of common stock at a value of $0.0001 per share of common stock with no cash paid to COMSovereign and no services required.

On January 20, 2019, the same two founding members of COMSovereign each acquired an additional 2,000,000 shares of common stock at a value of $0.0001 per share of common stock with no cash paid to COMSovereign and no services required.

On January 22, 2019, an additional 11 founding members of COMSovereign acquired an aggregate of 1,096,667 shares of common stock at a value of $0.0001 per share of common stock with no cash paid to COMSovereign and no services required.

On January 23, 2019, one of the additional 11 founding members acquired an additional 166,667 shares of common stock at a value of $0.0001 per share of common stock with no cash paid to COMSovereign and no services required.

On January 29, 2019, an additional founding member of COMSovereign acquired 33,334 shares of common stock at a value of $0.0001 per share of common stock with no cash paid to COMSovereign and no services required.

On January 31, 2019, COMSovereign acquired the capital stock of VEO, a California corporation (“VEO”). VEO is a research and development company innovating silicon photonic (“SiP”) technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment. In connection with the purchase of VEO, COMSovereign issued 500,000 unregistered shares of Series A Redeemable Convertible Preferred stock (“Preferred Series A”) to Dr. Chen K. Sun, who is also a founding member of COMSovereign.

On January 31, 2019, COMSovereign acquired the capital stock of InduraPower Inc. (“InduraPower”). InduraPower is a manufacturer of intelligent batteries and back-up power supplies for network systems and telecom nodes. It also provides power designs and batteries for aerospace, marine and automotive industries. In connection with the purchase of InduraPower, COMSovereign issued an aggregate of 266,667 unregistered Preferred Series A shares. Of those 266,667 shares, 229,600 Preferred Series A shares were issued to Sergei Begliarov, who is a founding member of COMSovereign and who became the Chief Executive Officer of InduraPower, and the balance was distributed to four other shareholders.

On March 4, 2019, COMSovereign acquired the capital stock of Silver Bullet Technology, Inc. (“Silver Bullet”). Silver Bullet is an engineering firm that designs and develops next generation network systems and components, including large-scale network protocol development, software-defined radio-systems and wireless network designs. In connection with the purchase of Silver Bullet, COMSovereign issued 100,000 unregistered Preferred Series A shares to Dr. Dustin McIntire, who is a founding member of COMSovereign and who became the Company’s Chief Technology Officer.

On April 1, 2019, COMSovereign acquired the equity securities of DragonWave-X, LLC and its operating subsidiaries, DragonWave Corp. and DragonWave-X Canada, Inc. (collectively, “DragonWave”), a Dallas-based manufacturer of high-capacity microwave and millimeter wave point-to-point telecom backhaul radio units. DragonWave and its predecessor have been selling telecom backhaul radios since 2012 and its microwave radios have been installed in over 330,000 locations in more than 100 countries worldwide. According to a report by the U.S. Federal Communications Commission, as of December 2019, DragonWave was the second largest provider of licensed point-to-point microwave backhaul radios in North America.

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

On November 15, 2019, the 866,667 outstanding shares of Preferred Series A were exchanged for an aggregate of 866,667 shares of COMSovereign’s common stock.

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

On July 6, 2020, the Company completed its acquisition (the “VNC Acquisition”) of Virtual Network Communications Inc., a Virginia corporation (“VNC”), pursuant to an Agreement and Plan of Merger and Reorganization dated as of May 21, 2020 (the “Merger Agreement”), by and among the Company and its wholly-owned subsidiaries, CHC Merger Sub 7, Inc. and VNC Acquisition LLC, VNC and Mohan Tammisetti, solely in his capacity as the representative of the security holders of VNC. In connection with the VNC Acquisition, the final adjusted total purchase price consideration amounted to $18,832,383, representing (i) cash paid on the closing date of $2,892,727, (ii) 3,912,737 shares of the Company’s common stock with a fair value of $11,855,592 or $3.03 per share, of which an aggregate of 1,333,334 shares is being held in an escrow fund for purposes of satisfying any post-closing indemnification claims of the former VNC security holders under the Merger Agreement, (iii) options to purchase an aggregate 841,837 shares of the Company’s common stock with a fair value of $2,239,950, (iv) warrants to purchase an aggregate 578,763 shares of the Company’s common stock with a fair value of $1,592,867, and (v) settlement of a note receivable and related interest receivable pre-existing relationship in the amount of $251,247. VNC is an edge compute focused wireless telecommunications technology developer and equipment manufacturer of both 4G LTE Advanced and 5G capable radio equipment.  VNC designs, develops, manufactures, markets, and supports a line of network products for wireless network operators, mobile virtual network operators, cable TV system operators, and government and business enterprises that enable new sources of revenue, and reduce capital and operating expenses.  VNC is reinventing how wireless networks service mission-critical communications for Public Safety, Homeland Security, Department of Defense and commercial Private Network users.  We envision the future of virtualized micro networks blanketing the globe without expensive terrestrial based radio towers and building installation. VNC’s patented technology virtualizes entire LTE Advanced and 5G core and radio solutions. VNC’s products eliminate much of the costly backbone equipment of telecom networks. VNC also has developed rapidly deployable, tactical systems that can be combined with the tethered aerostats and drones, including from COMSovereign’s Drone Aviation subsidiary, enabling operating in nearly any location in the world.

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

As described in Note 13 – Shareholders’ Equity, effective January 21, 2021, the Company enacted a 1-for-3 reverse stock split (the “Split”) of the Company’s common stock. The consolidated financial statements and accompanying notes give effect to the Split as if it occurred at the beginning of the first period presented.

Principle of Consolidation

The consolidated financial statements as of, and for the year ended December 31, 2020 and as of, and for the period from January 10, 2019 (inception) to December 31, 2019 (“fiscal 2019”) include the accounts of the Company and its subsidiaries: Drone AFS Corp., Lighter Than Air Systems Corp., DragonWave, Lextrum, Silver Bullet, VEO, InduraPower, Sovereign Plastics and VNC. All intercompany transactions and accounts have been eliminated.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions, including all short-term, highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2020 and 2019.

Accounts Receivable and Credit Policies

Trade accounts receivable consist of amounts due from the sale of the Company’s products and services. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 45 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. As of December 31, 2020 and 2019, the Company characterized $1,686,731 and $690,830, respectively, as uncollectible.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivables. The Company places its cash with high-credit-quality financial institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250,000 per depositor. As a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company has not experienced any losses due to these excess deposits and believes the risk is not significant. With respect to trade receivables, management routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Related Parties

The Company accounts for related party transactions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 850, Related Party Disclosures. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries’ controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Inventory

Inventory is valued at the lower of cost or net realizable value (“NRV”). The cost of inventory is calculated on a standard cost basis, which approximates weighted average actual cost. NRV is determined as the market value for finished goods, replacement cost for raw materials and finished goods market value less cost to complete for work in progress inventory. The Company regularly reviews inventory quantities on hand and records an impairment for excess and obsolete inventory, when necessary, based on factors including its estimated forecast of product demand, the stage of the product life cycle and production requirements for the units in question. Indirect manufacturing costs and direct labor expenses are allocated systematically to the total production inventory.

Property and Equipment, net

Property and equipment are stated at cost when acquired. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Asset Type	Useful Life
Shop machinery and equipment	3-5 years
Computers and electronics	2 years
Office furniture and fixtures	3 – 5 years
Leasehold improvements	Shorter of remaining lease term or 5 years

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The adoption of this standard had no material impact on the Consolidated Financial Statements. During fiscal 2020 and 2019, the Company recorded no impairments. At December 31, 2020, one reporting unit was identified with a zero or negative carrying value of net assets. Goodwill allocated to that reporting unit totaled $47,926 at December 31, 2020.

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

Under these guidelines, the Company first allocates the value of the proceeds received from a convertible debt transaction between the convertible debt instrument and any other detachable instruments included in the transaction (such as warrants) on a relative fair value basis. A BCF is then measured as the intrinsic value of the conversion option at the commitment date, representing the difference between the effective conversion price and the Company’s stock price on the commitment date multiplied by the number of shares into which the debt instrument is convertible. The allocated value of the BCF and warrants are recorded as a debt discount and accreted over the expected term of the convertible debt as interest expense. If the intrinsic value of the BCF is greater than the proceeds allocated to the convertible debt instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible debt instrument.

Fair Value Measurements

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

Level 1 – Observable inputs that reflect quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market corroborated inputs.

Level 3 – Unobservable inputs for which there is little, if any, market activity for the asset or liability being measured. These inputs may be used with standard pricing models or other valuation or internally-developed methodologies that result in management’s best estimate of fair value.

The Company utilizes fair value measurements primarily in conjunction with the valuation of assets acquired and liabilities assumed in a business combination. In addition, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when an impairment is recognized. As of December 31, 2020 and 2019, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities to any of its currently eligible financial assets or liabilities. The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of December 31, 2020 and 2019, approximated their fair value due to their short-term nature.

Debt Discounts

The Company records debt discounts as a deduction from the carrying amount of the related indebtedness on its Consolidated Balance Sheet with the respective debt discount amortized in interest expense on its Consolidated Statement of Operations. In connection with the issuance of certain notes payable and senior convertible debentures, the Company, or its subsidiaries, issued warrants to purchase shares of its common stock and has BCFs. See Note 10 – Debt Agreements and Note 14 – Share-Based Compensation. The warrants are exercisable at various exercise prices per share. The Company evaluated the terms of these warrants at issuance and concluded that they should be treated as equity. The fair value of the warrants was determined by using the Black-Scholes model and was recorded as a debt discount offsetting the carrying value of the debt obligation in the Consolidated Balance Sheet.

As described above under Beneficial Conversion Features and Warrants, the Company first allocates the value of the proceeds received from a convertible debt transaction between the convertible debt instrument and any other detachable instruments included in the transaction (such as warrants) on a relative fair value basis. A BCF is then measured as the intrinsic value of the conversion option at the commitment date, representing the difference between the effective conversion price and the Company’s stock price on the commitment date multiplied by the number of shares into which the debt instrument is convertible. The allocated value of the BCF and warrants are recorded as a debt discount and accreted over the expected term of the convertible debt as interest expense. If the intrinsic value of the BCF is greater than the proceeds allocated to the convertible debt instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible debt instrument.

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

Revenue Recognition

Starting at January 10, 2019 (date of inception), the Company accounts for revenue from contracts with customers in accordance with ASU No. 2017-09, Revenue from Contracts with Customers and a series of related accounting standard updates (collectively referred to as “Topic 606”). This guidance sets forth a five-step revenue recognition model which replaced the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance and to require more detailed disclosures. The five steps of the revenue recognition model are: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Management has determined that it has the following performance obligations related to its products and services: equipment, software license, extended warranty, training, installation and consulting service. Revenue from equipment, software license, training and installation are all recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract, or services is completed. Revenue from extended warranties is recognized over time using an input method that results in a straight-line basis recognition over the warranty period, as the contract usually provides the customer equal benefit throughout the warranty period. Revenue from consulting services is recognized over time using an input method of labor hours expensed, as it directly measures the efforts toward satisfying the performance obligation.

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

The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. As a result, the Company accrues the costs of shipping and handling when the related revenue is recognized. Costs incurred for shipping and handling are included in costs of goods sold on the Consolidated Statement of Operations. Amounts billed to a customer for shipping and handling are reported as revenue on the Consolidated Statement of Operations.

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

Applying a practical expedient, the Company recognizes the incremental costs of obtaining contracts, which primarily consist of sales commissions, as expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. If the service period, inclusive of any anticipated renewal, is longer than a year, the incremental direct costs are capitalized and amortized over the period of benefit. As of December 31, 2020 and 2019, there were no such capitalized costs.

The Company also applies the practical expedient not to adjust the promised amount of consideration for the effects of a financing component if the Company expects, at contract inception, that the period between when the Company transfers a good or service to the customer and when the customer pays for the good or service will be one year or less. During fiscal 2020 and 2019, there were no such financing components.

Research and Development

Research costs are expensed as incurred. Development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Development costs incurred prior to establishment of technological feasibility do not meet these criteria and are expensed as incurred.

Share-Based Compensation

The Company accounts for share-based compensation costs in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires companies to measure the cost of awards of equity instruments, including stock options and restricted stock awards, based on the grant-date fair value of the award and to recognize it as compensation expense over the employee’s requisite service period or the non-employee’s vesting period. An employee’s requisite service period is the period of time over which an employee must provide service in exchange for an award under a share-based payment arrangement and generally is presumed to be the vesting period.

Beginning in 2020, for employee awards, the Company elected to utilize the simplified method of estimating the expected life of options as allowed by U.S. Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 107. The Company believes this to be a better estimate of the expected life given the lack of historical information. For nonemployee awards, the Company will utilize the stated term of the award. Forfeitures will be accounted for as they occur for both employee and nonemployee awards. Upon exercise or conversion of any share-based payment transaction, the Company will issue shares, generally as new issuances.

Share-based compensation for employees and non-employees is recorded in the Consolidated Statement of Operations as a component of general and administrative expense with a corresponding increase to additional paid-in capital in shareholders’ equity.

Leases

Effective in the first quarter of 2019, the Company adopted ASU No. 2016-02, Leases and a series of related Accounting Standards Updates that followed (collectively referred to as “Topic 842”). Topic 842 requires organizations to recognize right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous U.S. GAAP. The Company utilized the transition method allowed under ASU 2018-11 in which an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any.

The Company determines, at contract inception, whether or not an arrangement contains a lease and evaluates the contract for classification as an operating or finance lease. For all leases, ROU assets and lease liabilities are recognized based on the present value of lease payments, including annual rent increases, over the lease term at commencement date. If the Company’s lease does not provide an implicit rate in the contract, the Company uses its incremental, secured borrowing rate based on lease term information available as of the adoption date or lease commencement date in determining the present value of lease payments. Any renewal periods are considered in the analysis of each lease to the extent that the Company considers them to be reasonably certain of being exercised.

Costs associated with operating leases are recorded as a single lease cost on a straight-line basis over the life of the lease. The single lease cost includes the cost of amortizing the operating lease ROU asset and accretion expense related to the operating lease liability and is included in general and administrative expenses on the consolidated statement of operations. Costs associated with finance leases are recorded by amortizing the finance lease ROU asset, which is recorded as amortization on the consolidated statement of operations, and the accretion of the finance lease liability, recognized as interest expense on the Consolidated Statement of Operations.

For all leases with a term of 12 months or less, the Company has elected the practical expedient to not recognize ROU assets and lease liabilities.

See Note 16 — Leases for more information related to the Company’s leases.

Income Taxes

The Company accounts for income taxes utilizing ASC 740, Income Taxes. ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. At December 31, 2020 and 2019, the Company has recorded a 100% valuation allowance against net deferred tax assets due to the uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company also follows the guidance for accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2020 and 2019. If the Company has to recognize any interest or penalties associated with its tax positions or returns, any interest or penalties will be recorded as income tax expense in the Consolidated Statement of Operations.

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

There were no adjustments to net loss, the numerator, for purposes of computing basic earnings per share. The following table sets out the computation of basic and diluted income (loss) per share:

	Year Ended December 31,	January 10, 2019 (Inception) to December 31,
(Amounts in US$’s, except share data)	2020	2019
Numerator:
Net Loss	$(37,081,464)	$(27,545,255)
Numerator for basic earnings per share – loss available to common shareholders	$(37,081,464)	$(27,545,255)
Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	45,293,697	16,238,036
Dilutive effect of warrants and options	—	—
Denominator for diluted earnings per share – weighted average common shares outstanding and assumed conversions	45,293,697	16,238,036
Basic loss per common share	$(0.82)	$(1.70)
Diluted loss per common share	$(0.82)	$(1.70)

Potential common shares issuable to employees, non-employees and directors upon exercise or conversion of shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are dilutive in periods of net loss available to common shareholders. Stock options and warrants are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period (out-of-the-money), regardless of whether the Company is in a period of net loss available to common shareholders. The following weighted-average potential common shares were excluded from the diluted loss per common share as their effect was anti-dilutive as of December 31, 2020 and 2019, respectively: stock options of 2,967,762 and 279,160, unvested restricted stock units of 349,997 and 52,031, and warrants of 477,160 and 16,166.

Subsequent to December 31, 2020, the Company completed two public offerings, during which the Company issued a total of 9,832,296 shares of common stock and warrants to purchase an aggregate of 4,913,832 shares of common stock. In February 2021, the Company completed an acquisition and issued 2,555,209 shares of common stock as partial consideration. Additionally, in January and February 2021, the Company compensated vendors with shares of common stock totaling 219,000 shares issued and issued restricted awards to a member of the Board of Directors totaling 66,667 restricted shares. See Note 19 – Subsequent Events for details regarding the subsequent public offerings. In addition, and also subsequent to December 31, 2020, the Company converted or exchanged certain debt resulting in an issuance of 3,331,755 shares of the Company’s common stock and warrants to purchase 2,751,556 shares of common stock. See Note 10 – Debt Agreements for details regarding the subsequent conversions and exchanges.

Reportable Segments

U.S. GAAP establishes standards for reporting financial and descriptive information about a company’s reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker is the Company’s Chief Executive Officer, who currently reviews the financial performance and the results of operations of our operating subsidiaries on a consolidated basis when making decisions about allocating resources and assessing performance of the Company. Accordingly, the Company currently considers itself to be in a single reporting segment for reporting purposes focused on the North American development, manufacturing and production of products and services for the telecom infrastructure market.

As it is still in the early stages of development, the Company historically managed its subsidiaries within this single operating segment and do not assess the performance of our product lines or geographic regions or other measures of income or expense, such as product expense, operating income or net income. Each of the subsidiaries is operated under the same senior management of the Company, and the Company views the operations of its subsidiaries as a whole for making business decisions. Employees of one subsidiary, particularly mechanical engineers, are often called upon to assist in the operations of another subsidiary. As the development of the Company matures and it move toward full scale production with increased marketing efforts, the Company will continue to evaluate additional segment disclosure requirements.

Accounting Standards Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for certain convertible instruments and contracts in an entity’s own equity. As a smaller reporting entity, this standard will become effective for fiscal years beginning after December 15, 2023, including interim periods within those years. The Company is currently evaluating the potential impact ASU 2020-06 will have on the Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This guidance provides optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments that use LIBOR as a reference rate and is effective upon issuance through December 31, 2022. The Company has performed a preliminary evaluation of the potential impact of this ASU and it is not expected to have a material effect on the Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws and rate changes. ASU 2019-12 will be effective for the Company in the fiscal years beginning after December 15, 2020 and for interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the potential impact that adopting this ASU will have on the Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This standard will become effective for interim and annual periods beginning after December 15, 2022 and earlier adoption is permitted. The Company is currently evaluating the potential impact the adoption of this ASU will have on the Consolidated Financial Statements.

3. BUSINESS ACQUISITIONS

The Company’s acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill.

For fiscal 2020 and 2019, the Company recorded the following acquisitions:

VEO

On January 31, 2019, COMSovereign entered a stock-for-stock exchange with the stockholder of VEO. At the effective date of the acquisition, all of the outstanding capital stock of VEO that was issued and outstanding at such time was exchanged for 500,000 unregistered Preferred Series A shares of COMSovereign.

Purchase consideration has been evaluated based on the business enterprise valuation of VEO. The shares of Preferred Series A issued to acquire VEO were valued at $26.43 per share (non-marketable basis).

VEO Purchase Price

(Amounts in US$’s, except share data)	Consideration
Number of Preferred Series A paid	500.000
Per share value	$26.43
Purchase price	$13,215,000

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

InduraPower, Inc.

On January 31, 2019, COMSovereign entered a stock-for-stock exchange with the stockholders of InduraPower. At the effective date of the acquisition, all of the outstanding capital stock of InduraPower that was issued and outstanding at such time was exchanged for 266.667 unregistered shares of Preferred Series A of COMSovereign.

Purchase consideration has been evaluated based on the business enterprise valuation of InduraPower. The shares of Preferred Series A issued to acquire InduraPower were valued at $26.43 per share (non-marketable basis).

InduraPower Purchase Price

(Amounts in US$’s, except share data)	Consideration
Number of Preferred Series A shares paid	266.667
Per share value	$26.43
Purchase price	$7,048,000	*

*	- difference due to rounding related to the Split

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

Silver Bullet Technology, Inc.

On March 4, 2019, COMSovereign entered a stock-for-stock exchange with the stockholder of Silver Bullet. At the effective date of the acquisition, all of the outstanding capital stock of Silver Bullet that was issued and outstanding at such time was exchanged for 100,000 unregistered shares of Preferred Series A of COMSovereign.

Purchase consideration has been evaluated based on the business enterprise valuation of Silver Bullet. The shares of Preferred Series A issued to acquire Silver Bullet were valued at $26.43 per share (non-marketable basis).

Silver Bullet Purchase Price

(Amounts in US$’s, except share data)	Consideration
Number of Preferred Series A shares paid	100,000
Per share value	$26.43
Purchase price	$2,643,000

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

DragonWave-X LLC and Lextrum, Inc.

On April 1, 2019, COMSovereign entered into a stock-for-stock exchange with the owner of DragonWave and Lextrum. At the effective date of the acquisition, all of the equity interests of DragonWave and Lextrum were exchanged for an aggregate of 4,412,383 shares of COMSovereign’s restricted common stock.

Purchase consideration has been evaluated based on the business enterprise valuation of DragonWave and Lextrum. The shares of common stock issued to acquire DragonWave and Lextrum were valued at $13.20 per share (non-marketable basis).

DragonWave and Lextrum Purchase Price

(Amounts in US$’s, except share data)	Consideration
Number of common stock shares paid	4,412,383
Per share value	$13.20
Purchase price	$58,243,456
DragonWave	$42,081,392
Lextrum	$16,162,064

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

Fast Plastic Parts, LLC and Spring Creek Manufacturing, Inc. Acquisition

On March 6, 2020, Sovereign Plastics completed the acquisition of the net assets of Fast Plastic Parts, LLC and 100% of the shares of common stock of Spring Creek Manufacturing, Inc. The consideration paid was the purchase price of $829,347, representing cash paid on the closing date of $253,773 and short-term debt incurred to the sellers of $575,574. Based in Colorado Springs, Colorado, the acquired business occupies a 23,300-square-foot manufacturing facility that houses a full-production machine shop, a comprehensive line of state-of-the-art plastic injection molding machinery, as well as light-assembly fulfilment and packaging lines serving customers 24x7. To finance the cash paid on the closing date and a portion of the short-term debt incurred, the Company entered into a new promissory note with an unaffiliated lender in the principal amount of $500,000 for proceeds of $446,000 that matured on November 30, 2020 and issued 16,667 shares of common stock. See Note 10 for further discussion of the promissory note. The Company expensed acquisition-related costs of $35,254 in the year ended December 31, 2020, which is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The acquired assets and assumed liabilities were subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one-year as permitted under U.S. GAAP. During the fourth quarter, the Company finalized the determination of the fair values of the assets acquired and liabilities assumed as of the acquisition date, as set forth below.

(Amounts in US$’s)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments (1)	Fair Value
Inventory	$168,106	$(76,069)	$92,037
Prepaid expenses	66,575	(51,575)	15,000
Property & equipment	1,365,319	393,744	1,759,063
Operating lease right-of-use-assets	1,048,058	—	1,048,058
Finance lease right-of-use assets	18,009	—	18,009
Intangible assets:
Customer relationships	500,226	(290,226)	210,000
Trade name	—	10,000	10,000
Goodwill	—	47,926	47,926
Total assets	3,166,293	33,800	3,200,093
Current portion of long-term debt	1,270,879	—	1,270,879
Operating lease liabilities, current	166,919	—	166,919
Finance lease liabilities, current	6,578	—	6,578
Operating lease liabilities, net of current portion	881,139	—	881,139
Finance lease liabilities, net of current portion	11,431	—	11,431
Deferred tax liability - noncurrent	—	33,800	33,800
Total purchase consideration	$829,347	$—	$829,347

(1)	The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, related to the finalization of the third-party valuation analysis, working capital, and deferred income taxes. The change to the provisional amount of property & equipment resulted in an increase in depreciation expense and accumulated depreciation of $99,350, of which $66,703 relates to a previous reporting period. In addition, the change to the provisional amount of intangible assets resulted in a decrease in amortization expense and accumulated amortization of $52,045, of which $36,617 relates to a previous reporting period. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the acquisition date and did not result from intervening events subsequent to the acquisition date.

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

In connection with the VNC Acquisition, the final adjusted total purchase price consideration amounted to $18,832,383, representing (i) cash paid on the closing date of $2,892,727, (ii) 3,912,737 shares of the Company’s common stock with a fair value of $11,855,592 or $3.03 per share, of which an aggregate of 1,333,334 shares is being held in an escrow fund for purposes of satisfying any post-closing indemnification claims of the former VNC security holders under the Merger Agreement, (iii) options to purchase an aggregate 841,837 shares of the Company’s common stock with a fair value of $2,239,950, (iv) warrants to purchase an aggregate 578,763 shares of the Company’s common stock with a fair value of $1,592,867, and (v) settlement of a note receivable and related interest receivable pre-existing relationship in the amount of $251,247. The Company expensed acquisition-related costs of $156,605 in the year ended December 31, 2020 and $9,244 in the year ended December 31, 2019, which is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The acquired assets and assumed liabilities were subject to adjustment during a measurement period subsequent to the acquisition date, not to exceed one-year as permitted under U.S. GAAP. During the fourth quarter, the Company finalized the determination of the fair values of the assets acquired and liabilities assumed as of the acquisition date, as set forth below.

(Amounts in US$’s)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments (1)	Fair Value
Inventory	$157,727	$—	$157,727
Prepaid expenses	15,000	(2,181)	12,819
Intangible assets:
Technology	23,992	6,526,008	6,550,000
Customer relationships	—	5,880,000	5,880,000
Trade name	—	320,000	320,000
Licenses	410,000	(60,000)	350,000
Goodwill	19,151,331	(10,687,831)	8,463,500
Total assets	19,758,050	1,975,996	21,734,046
Accounts payable	5,000	—	5,000
Accrued interest	35	—	35
Long-term debt	24,028	—	24,028
Deferred tax liability - noncurrent	—	2,872,600	2,872,600
Total purchase consideration	$19,728,987	$(896,604)	$18,832,383

(1)	The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities, related to the finalization of the third-party valuation analysis and deferred income taxes, which analysis also included the valuation of the non-cash purchase consideration resulting in a decrease in the total purchase consideration of $896,604. The change to the provisional amount of intangible assets resulted in an increase in amortization expense and accumulated amortization of $993,064, of which $479,981 relates to a previous reporting period. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the acquisition date and did not result from intervening events subsequent to the acquisition date.

4. GOING CONCERN

U.S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2020, the Company generated negative cash flows from operations of $6,020,305 and had an accumulated deficit of $64,626,719 and negative working capital of $26,581,053.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, issuance of debt, and/or securing lines of credit. The Company has completed two public offerings subsequent to December 31, 2020 and has received gross proceeds of approximately $45.0 million, before deducting underwriting discounts and commissions and offering expenses. See Note 19 – Subsequent Events for further information.

The Company’s fiscal operating results, accumulated deficit and negative working capital, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows to meet its future liquidity requirements. However, there can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake, and the failure of the Company to raise additional capital could adversely affect its future operations and viability.

5. INVENTORY

Inventory consisted of the following as of December 31, 2020 and 2019:

(Amounts in US$’s)	December 31, 2020	December 31, 2019
Raw materials	$1,765,398	$1,041,256
Work in progress	461,188	1,566,147
Finished goods	3,305,020	3,060,518
Total inventory	5,531,606	5,667,921
Reserve	(993,174)	(996,525)
Total inventory, net	$4,538,432	$4,671,396

6. PREPAID AND DEFERRED EXPENSES

Prepaid expenses consisted of the following as of December 31, 2020 and 2019:

(Amounts in US$’s)	December 31, 2020	December 31, 2019
Prepaid rent and security deposit	$732,270	$873,617
Deferred offering expenses	569,281	—
Prepaid products and services	171,560	43,112
	$1,473,111	$916,729

Prepaids and deferred expenses includes cash paid in advance for rent and security deposits, products and services and certain deferred expenses to be deferred in accordance with Staff Accounting Bulletin Topic 5.A, as codified in ASC 340. These deferred expenses are specific incremental costs directly attributable to a proposed or actual offering of securities which are properly be deferred and charged against the gross proceeds of the offering. See Note 19 – Subsequent Events for details regarding the subsequent public offerings.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2020 and 2019:

(Amounts in US$’s)	December 31, 2020	December 31, 2019
Shop machinery and equipment	$9,960,626	$8,100,667
Computers and electronics	575,452	558,561
Office furniture and fixtures	348,142	341,214
Leasehold improvements	274,314	222,332
	11,158,534	9,222,774
Less – accumulated depreciation	(8,872,068)	(7,764,668)
	$2,286,466	$1,458,106

For the year ended December 31, 2020 and the period from Inception through December 31, 2019, the Company invested $176,697 and $87,038, respectively, in capital expenditures.

The Company recognized $1,107,400 and $623,884, respectively, of depreciation expense for the year ended December 31, 2020 and fiscal 2019.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of goodwill for fiscal 2020 and 2019:

(Amounts in US$’s)	Total
Balance at January 10, 2019 (inception)	$—
2019 Acquisitions	56,386,796
Balance at December 31, 2019	$56,386,796
2020 Acquisitions	8,511,426
Balance at December 31, 2020	$64,898,222

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of December 31, 2020 and 2019:

(Amounts in US$’s)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trade names	$5,643,204	$(489,222)	$5,153,982
Licenses	—	—	—
Technology	32,800,000	(4,308,333)	28,491,667
Customer relationships	15,110,792	(2,054,894)	13,055,898
Intellectual property	3,729,537	(51,799)	3,677,738
Noncompete	937,249	(39,052)	898,197
Total definite-lived intangible assets at December 31, 2019	$58,220,782	$(6,943,300)	$51,277,482
Trade names	$5,973,204	$(1,349,698)	$4,623,506
Licenses	350,000	(33,871)	316,129
Technology	39,350,000	(10,303,516)	29,046,484
Customer relationships	21,200,792	(5,484,917)	15,715,875
Intellectual property	3,729,537	(673,389)	3,056,148
Noncompete	937,249	(507,677)	429,572
Total definite-lived intangible assets at December 31, 2020	$71,540,782	$(18,353,068)	$53,187,714

Amortization expense of intangible assets was $11,409,768 and $6,943,300, respectively, for the year ended December 31, 2020 and fiscal 2019. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets. The following table sets forth the weighted-average amortization period, in total and by major intangible asset class:

Asset Class	Weighted-Average Amortization period
Trade names	6.8 years
Licenses	5.0 years
Technology	6.0 years
Customer relationships	5.7 years
Intellectual property	6.0 years
Noncompete	2.0 years

All Intangible assets	5.9 years

As of December 31, 2020, assuming no additional amortizable intangible assets, the expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter was as follows:

(Amounts in US$’s)	Estimated
2021	12,436,826
2022	12,007,253
2023	11,952,916
2024	9,842,359
2025	4,481,091
2026	1,670,789
2027	784,000
2028	12,480

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

Under the terms of the CNB Note, the Company is obligated to maintain its primary operating account with CNB with a minimum average annual balance of $1,600,000. In the event the Company does not maintain this account balance, CNB may charge the Company a fee equal to 2% of the deficiency as additional interest under the CNB Note. Management believes that it was in compliance at all times during 2020 and 2019 with this covenant and was never charged the 2% deficiency fee. The CNB Note is personally guaranteed by the Company’s former Chief Executive Officer, Mr. Jay H. Nussbaum and his estate (“Guarantors”). The Company and the Guarantors are obligated to maintain aggregate unencumbered liquidity of no less than $6,000,000 in accounts with recognized financial institutions or licensed brokerage firms during the term of the CNB Note. Management believes that it was in compliance at all times during 2020 and 2019 with this covenant. In addition, the CNB Note is secured by all of the Company’s accounts, inventory and equipment, along with an assignment of a $120,000 bank account the Company maintains at CNB. The Company maintained the $120,000 bank account as of December 31, 2019. As of December 31, 2019, $2,000,000 had been drawn against the CNB line of credit. On March 19, 2020, the Company entered into a secured loan agreement with an unrelated party, the proceeds of which were used to pay off the CNB Note. See Note 10 – Debt Agreements for further information.

Indemnification Agreement

On August 3, 2017, the Company entered into an Indemnification Agreement with Mr. Nussbaum in order to indemnify and defend him to the fullest extent permitted by law for any claim, expense or obligation which might arise as a result of his guarantee of the CNB Note.

10. DEBT AGREEMENTS

Long-term debt consisted of the following as of December 31, 2020 and 2019:

		December 31, 2020		December 31, 2019
(Amounts in US$’s)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Secured Notes Payable
Secured note payable*	February 28, 2020	$788,709	12.5%	$788,709	8.5%
Secured note payable*	March 1, 2022	150,710	9.0%	224,288	9.0%
Secured note payable*	September 1, 2021	10,790	7.9%	21,571	7.9%
Secured note payable*	November 26, 2021	2,000,000	15.0%	2,000,000	9.0%
Secured note payable*	December 26, 2020	75,219	78.99%	—	—
Secured note payable*	September 15, 2020	855,120	36.0%	—	—
Secured note payable*	October 15, 2020	2,007,971	18.0%	—	—
Equipment financing loan*	November 9, 2023	57,146	8.5%	—	—
Equipment financing loan*	December 19, 2023	83,851	6.7%	—	—
Equipment financing loan*	January 17, 2024	38,732	6.7%	—	—
Secured note payable	January 6, 2021	1,100,000	10.0%	—	—
Total secured notes payable		7,168,248		3,034,568

Notes Payable
Equipment financing loan	September 15, 2020	—	—	3,828	8.8%
Note payable	July 9, 2019	—	—	200,000	18.0%
Note payable	September 1, 2019	—	—	200,000	18.0%
Note payable*	September 30, 2020	500,000	15.0%	500,000	10.0%
Note payable*	September 30, 2020	175,000	15.0%	175,000	10.0%
Note payable*	August 31, 2020	3,500,000	18.0%	5,000,000	10.0%
Note payable	July 9, 2019	—	—	200,000	18.0%
Notes payable*	December 6, 2019	66,700	18.0%	450,100	18.0%
Note payable*	November 30, 2020	500,000	15.0%	—	—
Notes payable*	June 30, 2020	379,588	0.0%	—	—
Notes payable*	June 30, 2020	165,986	0.0%	—	—
Note payable*	February 16, 2023	83,309	3.0%	—	—
Note payable*	September 30, 2020	290,000	12.0%	—	—
Notes Payable*	October 13, 2020 through November 30, 2020	1,200,000	18.0%	—	—
Notes Payable*	January 31, 2021 through February 23, 2021	550,000	18.0%	—	—
PPP loans	April 30, 2022 through May 26, 2022	455,184	1.0%	—	—
PPP loan	May 14, 2022	24,028	1.0%	—	—
PPP loan	August 11, 2025	103,659	1.0%	—	—
Total notes payable		7,993,454		6,728,928

Senior Debentures
Senior debenture*	December 31, 2019	84,000	15.0%	100,000	15.0%
Total senior debentures		84,000		100,000

Convertible Notes Payable
Convertible note payable*	January 29, 2021	374,137	24.0%	—	—
Convertible note payable*	November 20, 2020	2,238,239	24.0%	—	—
Total convertible notes payable		2,612,376		—	—

Senior Convertible Debentures
Senior convertible debenture	December 31, 2019	—	—	25,000	15.0%
Senior convertible debenture	December 31, 2021	250,000	15.0%	250,000	10.0%
Senior convertible debenture	November 30, 2020	1,000,000	15.0%	—	—
Total senior convertible debentures		1,250,000		275,000
Total long-term debt		19,108,078		10,138,496
Less unamortized discounts and debt issuance costs		(61,079)		(4,749,004)
Total long-term debt, less discounts and debt issuance costs		19,046,999		5,389,492
Less current portion of long-term debt		(18,340,706)		(5,389,492)
Debt classified as long-term debt		$706,293		$—

*	Note is in default. Refer to further discussion below.

Secured Notes Payable

In August 2016, InduraPower entered into a promissory note not to exceed the principal amount of $550,000 bearing interest at 8.5% per annum with a maturity date of August 31, 2018. InduraPower could draw funds under the note through February 28, 2017. Interest on this note was payable monthly and the full principal balance was due at maturity. On September 11, 2019, the note was amended with both parties agreeing that the outstanding balance of $813,709 would be due on February 28, 2020. As of December 31, 2020 and 2019, an aggregate principal amount of $788,709 was outstanding under this note. This promissory note was past due and accruing interest at an increased default rate of 12.5% per annum. This promissory note is secured by substantially all of the assets of InduraPower. The aggregate principal amount of this note was fully repaid during the first quarter of fiscal 2021.

In August 2016, InduraPower entered into a promissory note in the principal amount of $450,000 that bears interest at 9.0% per annum and matures on March 1, 2022. Interest-only payments were due monthly beginning October 1, 2016 through March 1, 2017. Monthly payments of $9,341 for interest and principal were due on this note for the following 60 consecutive months. This promissory note is currently past due. As of December 31, 2020 and 2019, an aggregate principal amount of $150,710 and $224,288, respectively, was outstanding under this note. This promissory note is secured by all assets, certain real estate and cash accounts of InduraPower, and is guaranteed by certain officers of InduraPower. This promissory note is subjected to clauses, whereby InduraPower is required to meet certain financial and non-financial terms. InduraPower did not fulfill the requirements to maintain a balance of at least $155,159 at J.P. Morgan while the promissory note is outstanding and maintain a debt service coverage ratio of at least 1.25. Due to this breach of clauses for those covenants, the promissory note holder is contractually entitled to request immediate repayment of the outstanding promissory note, and/or increase the interest rate up to an additional 18% per annum. The outstanding balance is presented as a current liability as of December 31, 2020 and 2019. The promissory note holder had not requested early repayment of the loan as of the date when these financial statements were approved by the Board of Directors.

In August 2016, InduraPower entered into a promissory note in the principal amount of $50,000 with an interest rate of 7.9% per annum and a maturity date of September 1, 2021. Beginning April 1, 2017, equal monthly payments of $1,011 for interest and principal are due on the note for 60 consecutive months. This promissory note is currently past due. As of December 31, 2020 and 2019, an aggregate principal amount of $10,790 and $21,571, respectively, was outstanding under this note. This promissory note is secured by business equipment, certain real estate and cash accounts of InduraPower and is guaranteed by certain officers of InduraPower. This promissory note is subjected to clauses, whereby InduraPower is required to meet certain financial and non-financial terms. InduraPower did not fulfil the requirements to maintain a balance of at least $155,159 at J.P. Morgan while the promissory note is outstanding and maintain a debt service coverage ratio of at least 1.25. Due to this breach of clauses for those covenants, the promissory note holder is contractually entitled to request immediate repayment of the outstanding promissory note, and/or increase the interest rate up to an additional 18% per annum. The promissory note holder had not requested early repayment of the loan as of the date when these financial statements were approved by the Board of Directors.

In November 2019, DragonWave entered into a secured loan agreement with an individual lender pursuant to which DragonWave received a $2,000,000 loan bearing interest at the rate of 9.0% per annum and matures on November 26, 2021. Upon an event of default, the interest rate shall automatically increase to 15% per annum on any unpaid principal and interest, compounded monthly, and all unpaid principal and accrued interest become due on-demand. A late charge of 5% will be charged for any balance overdue by more than 10 days. Accrued interest is calculated on a compound basis and is payable semi-annually in May and November of each year. Principal is due in full at maturity but can be prepaid in full or in part without penalty. The loan is secured by all of the assets of DragonWave and is guaranteed by COMSovereign. The debt issuance costs were the result of the issuance of 350,000 shares of common stock of the Company and a cash payment of $80,000. The Company defaulted on this loan during the current fiscal year, causing the interest rate to increase to a monthly compounded rate of 15% per annum, a late charge of 5% to be incurred, and the loan and accrued interest to become due on-demand. Amounts recorded as debt discounts and issuance costs were fully amortized and recognized in interest expense during the current fiscal year, as a result of the loan becoming due on-demand from the default event. For the fiscal years ended December 31, 2020 and 2019, $4,523,333 and $196,667 of these costs were amortized and recognized in interest expense in the Consolidated Statements of Operations, respectively. As of December 31, 2020 and 2019, there were $0 and $4,523,333 of debt discounts and issuance costs remaining, respectively. As of December 31, 2020 and 2019, an aggregate principal amount of $2,000,000 was outstanding under this loan. On January 26, 2021, $1,000,000 of the principal amount of this loan and all accrued interest with a combined total of $1,227,043, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 19- Subsequent Events, resulting in the issuance of 295,674 shares of issued common stock of the Company, along with warrants to purchase up to 295,674 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

On February 26, 2020, the Company entered into a $600,000 secured business loan bearing interest at 78.99% per annum which matured on December 26, 2020. Principal and interest payments of $19,429 were due weekly. The loan was secured by the assets of the Company. As of December 31, 2020, an aggregate principal amount of $75,219 was outstanding and past due under this loan. The aggregate principal amount of this loan was fully repaid during the first quarter of fiscal 2021.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020, the Company assumed a secured loan with FirstBank in the principal amount of $979,381 bearing interest at 5% per annum and with a maturity date of June 1, 2020. On August 5, 2020, the maturity date of this loan was extended to September 15, 2020, with a single payment of all unpaid principal and accrued interest then due, and the interest rate was increased to 36% per annum for any principal balance remaining unpaid past the extended maturity date. The loan was secured by certain assets of Sovereign Plastics. This loan was subjected to covenants, whereby Sovereign Plastics was required to meet certain financial and non-financial covenants at the end of each fiscal year. As of December 31, 2020, an aggregate principal amount of $855,120 was outstanding and past due under this loan. The aggregate principal amount of this loan was fully repaid during the first quarter of fiscal 2021.

On March 19, 2020, the Company entered into a secured loan agreement in the amount of $2,007,971 bearing interest at 5% per annum with a maturity date of August 31, 2020. On August 5, 2020, the maturity date of this loan was extended to October 15, 2020. Upon maturity, the interest rate automatically increased to 18% per annum, and a late charge of 5% was charged for any balance overdue by more than 10 days. Interest payments of $8,428 were due monthly, with the full principal amount due at maturity. The loan was secured by certain intellectual property assets of the Company. The proceeds of the loan were used to repay the balance of the CNB Note (revolving line of credit) that was entered into in 2017. As of December 31, 2020, an aggregate principal amount of $2,007,971 was outstanding and past due under this loan. On January 26, 2021, the aggregate principal amount of this loan and accrued interest with a combined total of $2,250,255, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 19- Subsequent Events, plus a 10,000 unit conversion bonus, resulting in the issuance of 552,231 shares of issued common stock of the Company, along with warrants to purchase up to 552,231 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020, the Company:

●	assumed an equipment financing loan with an aggregate principal balance of $64,865, which is secured by the related equipment, bearing interest at 8.5% per annum. Monthly principal and interest payments of approximately $1,680 are due over the term. As of December 31, 2020, an aggregate amount of principal of $57,146 was outstanding and past due under this loan. However, there are no penalties associated with this default. The aggregate principal amount of this loan was fully repaid during the first quarter of fiscal 2021.

●	assumed an equipment financing loan with an aggregate principal balance of $95,810, which is secured by the related equipment, bearing interest at 6.7% per annum. Monthly principal and interest payments of approximately $2,361 are due over the term. As of December 31, 2020, an aggregate amount of principal of $83,851 was outstanding and past due under this loan. However, there are no penalties associated with this default. The aggregate principal amount of this loan was fully repaid during the first quarter of fiscal 2021.

●	assumed an equipment financing loan with an aggregate principal balance of $43,957, which is secured by the related equipment, bearing interest at 6.7% per annum. Monthly principal and interest payments of approximately $1,063 are due over the term. As of December 31, 2020, an aggregate amount of principal of $38,732 was outstanding and past due under this loan. However, there are no penalties associated with this default. The aggregate principal amount of this loan was fully repaid during the first quarter of fiscal 2021.

On December 8, 2020, the Company entered into a secured loan agreement in the aggregate principal amount of $1,100,000 with an original issue discount of $100,000, that bears interest at the rate of 10% per annum and matures on January 6, 2021. Upon an event of default, the interest rate shall automatically increase to 36% per annum on any unpaid principal, or the maximum amount permitted by applicable law, compounded monthly, and all unpaid principal and accrued interest may become due on-demand. Accrued interest and principal are due in full on the maturity date. A late charge of 10% may be charged for any balance not paid when due. The loan is guaranteed by VNC and is secured by the Company’s equity interest in VNC, all of the assets of VNC and certain intellectual property assets of the Company. Daniel L. Hodges, the Company’s Chief Executive Officer, transferred a total of 23,334 shares of his personally owned, issued and outstanding common stock of the Company to the lender and brokers, as part of this transaction. The shares had a total fair value of $142,800. The Company accounted for this as a contribution from Mr. Hodges, with $102,000 assigned as debt discounts for additional consideration to the lender, and $40,800 assigned as debt issuance costs to the brokers. The Company incurred debt issuance costs to the placement agent of this transaction in the amount of $50,000. For the fiscal year ended December 31, 2020, $232,221 of the debt discounts and issuance costs were amortized and recognized in interest expense in the Consolidated Statement of Operations. As of December 31, 2020, there were $60,579 of debt discounts and issuance costs remaining. As of December 31, 2020, an aggregate principal amount of $1,100,000 was outstanding under this loan. On January 26, 2021, $350,000 of the principal amount of this loan and accrued interest with a combined total of $495,584, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 19- Subsequent Events, resulting in the issuance of 119,418 shares of issued common stock of the Company, along with warrants to purchase up to 119,418 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. The remaining $750,000 principal amount of this loan was fully repaid during the first quarter of 2021.

Notes Payable

InduraPower had a financing loan for certain of its equipment that bore interest at 8.775% per annum and was due on September 15, 2020. Principal and interest payments of $1,872 were due quarterly. As of December 31, 2019, an aggregate principal amount of $3,828 was outstanding under this loan. The aggregate principal amount of this loan was fully repaid during the third quarter of fiscal 2020.

In September 2017, COMSovereign entered into a promissory note in the principal amount of $137,500 that bore interest at a rate of 12% per annum and was due on October 17, 2017. The note was repaid during fiscal year 2019. On June 10, 2019, COMSovereign entered into a new promissory note with the same lender for $200,000 with an original issue discount of $6,000 and a maturity date of July 9, 2019. The full $200,000 balance was due at maturity. Since this note was not repaid upon maturity, subsequent interest was accrued at an increased rate of 18% per annum. Additionally, on August 14, 2019, COMSovereign borrowed from the same lender an additional $200,000 promissory note that matured on September 1, 2019. As this note was not repaid upon maturity, subsequent interest was accrued at an increased rate of 18% per annum. As of December 31, 2019, an aggregate principal amount of $400,000 was outstanding under these notes. On August 5, 2020, the aggregate principal amount of these note and accrued interest in the amount of $488,520 was fully extinguished in exchange for 108,560 shares of issued common stock of the Company with a fair value of $4.53 per share.

In connection with its acquisition of DragonWave and Lextrum in April 2019, COMSovereign assumed the obligations of the seller on a promissory note in the principal amount of $500,000 bearing interest at 12.0% per annum with a maturity date of October 17, 2017. On October 1, 2019, the maturity date was extended until September 30, 2020 and the interest rate was reduced to 10% per annum. All unpaid accrued interest from October 2017 through September 30, 2019 was converted into 50,000 shares of common stock of COMSovereign. On April 21, 2020, all unpaid accrued interest from October 1, 2019 through December 31, 2019 was converted into 4,832 shares of issued common stock of the Company. Accrued interest and the full principal balance were due at maturity. Upon maturity, the interest rate increased to 15% per annum for any balance overdue by more than 5 days. As of December 31, 2020 and 2019, an aggregate principal amount of $500,000 was outstanding under this note, and was past due at December 31, 2020. On January 26, 2021, the aggregate principal amount of this note and accrued interest with a combined total of $561,592, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 19- Subsequent Events, resulting in the issuance of 135,324 shares of issued common stock of the Company, along with warrants to purchase up to 135,324 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

In connection with its acquisition of DragonWave and Lextrum in April 2019, COMSovereign assumed the obligations of the seller of a promissory note in the principal amount of $175,000 bearing interest at the rate of 15% per annum and was due on November 30, 2017. The interest rate increased to 18% per annum when the note became past due. On October 1, 2019, COMSovereign amended the promissory note to extend the maturity date to September 30, 2020 and to change the interest rate to 10% per annum. Both parties to the note also agreed to convert all unpaid accrued interest into 3,334 shares of common stock of COMSovereign, valued at $44,000. Accrued interest and principal were due and payable at maturity. Upon maturity, the interest rate increased to 15% per annum for any balance overdue by more than 5 days. As of December 31, 2020 and 2019, an aggregate principal amount of $175,000 was outstanding under this note, and was past due at December 31, 2020. The aggregate principal amount of this note was fully repaid during the first quarter of fiscal 2021.

In October 2017, DragonWave entered into a 90-day promissory note in the principal amount of $4,400,000 and received proceeds of $4,000,000. In January 2018, the promissory note was amended to accrue interest at the rate of 8% per annum and to extend the maturity date another 90 days. In August 2018, the maturity date was extended to December 31, 2018 with new payment terms. In September 2018, the maturity date was extended to February 28, 2019 with new payment terms. In October 2018, DragonWave amended the promissory note to clarify the payment of interest. On September 3, 2019, the promissory note was increased to $5,000,000 as all unpaid accrued interest was added to the principal balance. Additionally, the maturity date was extended to March 30, 2020 and the interest rate was changed to 10% per annum. Under this new amendment, interest payments were due and payable monthly. On April 21, 2020, the maturity date of this note was extended to August 31, 2020, the interest rate was increased to 12% per annum, and the Company provided to the lender 33,334 fully paid and non-assessable shares of its common stock that have been treated as debt issuance costs. On August 5, 2020, $1,500,000 principal amount of this note was extinguished in exchange for 333,334 shares of common stock of the Company with a fair value of $4.53 per share. This loan was past due at December 31, 2020. However, there are no penalties associated with this default. As of December 31, 2020 and 2019, an aggregate principal amount of $3,500,000 and $5,000,000, respectively, was outstanding under this note. On January 26, 2021, the aggregate principal amount of this note and accrued interest with a combined total of $4,211,069, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 19- Subsequent Events, resulting in the issuance of 1,014,716 shares of issued common stock of the Company, along with warrants to purchase up to 1,014,716 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

On June 10, 2019, COMSovereign entered into a promissory note in the principal amount of $200,000 with an original issue discount of $6,000 and a maturity date of July 9, 2019. The full $200,000 balance was due at maturity. Since this note was not repaid and was past due, interest was being accrued at an increased rate of 18% per annum. As of December 31, 2019, an aggregate principal amount of $200,000 was outstanding under this note. On August 5, 2020, the aggregate principal amount of this note and accrued interest in the amount of $245,172 was fully extinguished in exchange for 54,483 shares of issued common stock of the Company with a fair value of $4.53 per share.

In September 2019, DragonWave entered into a $5,250,000 promissory note that was not fully funded and was guaranteed by COMSovereign. DragonWave received $3,485,000 in proceeds. As incentive to enter into the promissory note, the noteholder was issued 166,667 shares of COMSovereign’s common stock for the total purchase price of $13.20 per share, or $2,200,000, of which only $5,000 was paid in cash. The noteholder was later granted detachable warrants to purchase an aggregate of 814,167 shares of COMSovereign’s common stock at a price of $0.03 per share. As of December 31, 2019, DragonWave had repaid the principal amount in full along with all accrued interest, and the warrants had been converted into 814,167 shares of COMSovereign’s common stock at an exercise price of $0.03 per share or noncash proceeds $24,425.

On November 7, 2019, COMSovereign entered into several promissory notes in the aggregate principal amount of $450,100 that bore an effective interest rate at 133% per annum due to a single payment incentive, which matured on December 6, 2019. An aggregate principal amount of $200,100 was owed to three related parties out of the $450,100 promissory notes. Accrued interest and principal were due and payable at maturity. These notes are currently past due, and the Company is using an interest rate of 18% per annum to accrue interest on these notes. The Company repaid $250,000 of the aggregate principal amount of this promissory note during the first quarter of the 2020. An additional $133,400 of the aggregate principal amount of this promissory note, along with accrued interest and associated late fee penalties of $51,516, was fully extinguished on August 5, 2020 in exchange for 41,093 shares of issued common stock of the Company with a fair value of $4.53 per share. As of December 31, 2020 and 2019, the aggregate principal amount of $66,700 and $450,100, respectively, was outstanding and past due under these notes. The aggregate principal amount of these notes was fully repaid during the first quarter of fiscal 2021.

On March 5, 2020, the Company sold a promissory note in the principal amount of $500,000 that matured on November 30, 2020 for a purchase price of $446,000. Additionally, in lieu of interest, the Company issued to the lender 16,667 shares of its common stock with a fair value of $57,000, which was recognized as a debt discount and amortized to interest expense over the term of the note. Any principal balance remaining unpaid past the maturity date accrued interest at a rate of 15% per annum. As of December 31, 2020, an aggregate principal amount of $500,000 was outstanding and past due under this note. On January 26, 2021, the aggregate principal amount of this note and accrued interest with a combined total of $511,712, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 19- Subsequent Events, resulting in the issuance of 123,305 shares of issued common stock of the Company, along with warrants to purchase up to 123,305 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020, the Company:

●	entered into several promissory notes with the sellers in the aggregate principal amount of $409,586 that do not bear interest and with a maturity date of June 30, 2020 and monthly principal payments. As of December 31, 2020, the aggregate amount of $379,588 was outstanding and past due under these notes. However, there are no penalties associated with this default. The aggregate principal amount of these notes was fully repaid during the first quarter of fiscal 2021.

●	agreed to pay an aggregate of $165,987 to the sellers on or before June 30, 2020. The agreement was not interest bearing. As of December 31, 2020, an aggregate amount of $165,986 was outstanding and past due under these notes. However, there are no penalties associated with this default. The aggregate principal amount of these notes was fully repaid during the first quarter of fiscal 2021.

●	assumed a note payable in the amount of $86,866 bearing interest at 3% per annum and with a maturity date of February 16, 2023. Monthly payments in the amount of $3,773 for principal and interest are due over the term. As of December 31, 2020, an aggregate principal amount of $83,309 was outstanding and past due under this note. However, there are no penalties associated with this default and amounts due were current as of the filing date of this Form 10-K.

On May 29, 2020, the Company entered into a promissory note in the principal amount of $290,000 with an original issue discount of $40,000 and a maturity date of September 30, 2020. The full $290,000 balance was due at maturity, with interest accruing at a rate of 12% per annum for any principal balance remaining unpaid past the maturity date. As of December 31, 2020, an aggregate principal amount of $290,000 was outstanding and past due under this note. On January 26, 2021, the aggregate principal amount of this note, a 10% principal bonus, and accrued interest with a combined total of $330,250, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 19- Subsequent Events, resulting in the issuance of 79,579 shares of issued common stock of the Company, along with warrants to purchase up to 79,579 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

Between July 2, 2020 and August 21, 2020, the Company borrowed an aggregate of $1,200,000 from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes were between $50,000 and $200,000. The notes had maturity dates between October 13, 2020 and November 30, 2020 bearing interest at a rate of 15% per annum, with interest accruing at an annually compounded rate of 18% per annum for any principal balance remaining unpaid past the maturity date. Daniel L. Hodges, the Company’s Chief Executive Officer, transferred a total of 96,634 shares of his personally owned, issued and outstanding common stock of the Company to the accredited investors and brokers, as part of this transaction. The shares had a total fair value of $478,726. The Company accounted for this as a contribution from Mr. Hodges, with $398,540 assigned as debt discounts for additional consideration to the accredited investors, and $80,186 assigned as debt issuance costs to the brokers. The Company incurred additional debt issuance costs to the brokers of this transaction in the amount of $21,000. The amounts recorded as debt discounts and issuance costs were fully amortized and recognized in interest expense during the current fiscal year. As of December 31, 2020, an aggregate principal amount of $1,200,000 was outstanding and past due under these notes. On January 26, 2021, $750,000 of the aggregate principal amount of these notes, a 10% principal bonus, and accrued interest with a combined total of $885,995, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 19- Subsequent Events, resulting in the issuance of 213,496 shares of issued common stock of the Company, along with warrants to purchase up to 213,496 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. The remaining $450,000 aggregate principal amount of these notes was fully repaid during the first quarter of fiscal 2021.

Between November 4, 2020 and November 24, 2020, the Company borrowed an aggregate of $550,000 from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes were between $50,000 and $100,000. The notes have maturity dates between January 31, 2021 and February 23, 2021 bearing interest at a rate of 15% per annum, with interest accruing at an annually compounded rate of 18% per annum for any principal balance remaining unpaid past the maturity date. Daniel L. Hodges, the Company’s Chief Executive Officer, transferred a total of 38,334 shares of his personally owned, issued and outstanding common stock of the Company to the accredited investors, as part of this transaction. The Company accounted for this as a contribution from Mr. Hodges, with the total fair value of the shares of $259,600 assigned as debt discounts for additional consideration to the accredited investors. The Company defaulted on these notes during the 2020 fiscal year, causing the interest rate to increase to an annually compounded rate of 18% per annum, and the note and accrued interest to become due on-demand. The amounts recorded as debt discounts were fully amortized and recognized in interest expense during the 2020 fiscal year, as a result of the notes becoming due on-demand from the default event. As of December 31, 2020, an aggregate principal amount of $550,000 was outstanding under these notes. On January 26, 2021, $500,000 of the aggregate principal amount of these notes, a 10% principal bonus, and accrued interest with a combined total of $565,740, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 19- Subsequent Events, resulting in the issuance of 136,324 shares of issued common stock of the Company, along with warrants to purchase up to 136,324 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. The remaining $50,000 aggregate principal amount of these notes was fully repaid during the first quarter of fiscal 2021.

Between April 30 and May 26, 2020, six of the Company’s subsidiaries received loan proceeds in the aggregate amount of $455,184 under the Paycheck Protection Program (“PPP”). The PPP loan has a maturity of 2 years and an interest rate of 1% per annum. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable pursuant to section 1106 of the CARES Act, after a period of up to 24 weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 40 percent of the amount forgiven can be attributable to non-payroll costs. Further, the amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period of up to 24 weeks. As of December 31, 2020, an aggregate amount of principal of $455,184 was outstanding under these loans.

In connection with the VNC acquisition on July 6, 2020, the Company assumed a PPP loan in the principal amount of $24,028 bearing interest at 1% per annum and with a maturity date of May 14, 2022. Terms are consistent with the Company’s other PPP loans. As of December 31, 2020, an aggregate amount of principal amount of $24,028 was outstanding under this loan.

On August 11, 2020, one of the Company’s subsidiaries received loan proceeds in the aggregate amount of $103,659 under the PPP. The PPP loan has a maturity of 5 years and an interest rate of 1% per annum. Terms are consistent with the Company’s other PPP loans. As of December 31, 2020, an aggregate principal amount of $103,659 was outstanding under this loan.

Senior Debentures

In connection with its acquisition of DragonWave and Lextrum in April 2019, COMSovereign assumed the obligations of the seller of $100,000 aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $24.00 or (2) 80% of the common stock price offered under the next equity offering. On April 30, 2020, these debentures were modified to remove the conversion feature and only have settlement through cash. These debentures are past due and interest accrues at a rate of 15% per annum.  As of December 31, 2020 and 2019, an aggregate principal amount of $84,000 and $100,000, respectively, was outstanding under these debentures. The aggregate principal amount of this debenture was fully repaid during the first quarter of fiscal 2021.

Convertible Notes Payable

On April, 29, 2020, the Company sold a convertible promissory note in the principal amount of $285,714 with an original issue discount of $35,714 that bore interest at a rate of 12.5% per annum and matures on January 29, 2021. Accrued interest and principal are due on the maturity date. Upon maturity, the interest rate would have automatically increased to 18% per annum or the maximum amount permitted by applicable law on any unpaid principal and accrued interest. The Company also issued warrants to purchase 52,910 shares of common stock that are exercisable for a purchase price of $2.97 per share at any time on or prior to April 29, 2025. Warrants to purchase up to 9,260 shares of common stock, at an exercise price of 110% of the initial conversion price of the notes (i.e., an exercise price of $2.97), at any time on or prior to April 29, 2025, were also issued to an unrelated third-party as a placement fee for the transaction. In connection with this note, the Company recognized a BCF of $114,904, a debt discount of $44,944 associated with the issuance of warrants to the note holder, and debt issuance costs of $39,333, which were all recorded as debt discounts. On July 28, 2020, the Company defaulted on this note under the related Registration Rights Agreement by not filing a registration statement within 90 days of the note origination date. As a result, the aggregate principal balance increased by $97,322, which was composed of an $88,393 penalty payment-in-kind and an $8,929 interest payment-in-kind, representing 130% of the outstanding principal and accrued interest balance on the default date. In addition, the interest rate was increased to 24% per annum, and the note and accrued interest was due on-demand. On September 29, 2020, the note holder converted the full principal of $383,306 and all accrued interest of $16,087 into 147,824 shares of common stock of the Company. During the year ending December 31, 2020, all amounts recorded as debt discounts totaling $234,895 were amortized and recognized in interest expense in the consolidated statement of operations.

On July 7, 2020, the Company sold to the same investor as the April 29, 2020 note an additional convertible promissory note in the principal amount of $285,714 with an original issue discount of $35,714 that bears interest at a rate of 12.5% per annum, and warrants to purchase an additional 52,910 shares of common stock. Warrants to purchase up to 9,260 shares of common stock, were also issued to an unrelated third-party as a placement fee for the transaction. Terms and maturities are similar to the April 29, 2020 note and warrants. In connection with this note, the Company recognized a BCF of $139,810, a debt discount of $50,128 associated with the issuance of warrants to the note holder, and debt issuance costs of $35,539, which were all recorded as debt discounts. On July 28, 2020, the Company defaulted on this note under the related Registration Rights Agreement by not filing a registration statement within 90 days of the initial April 29, 2020 note origination date. As a result, the aggregate principal balance increased by $88,423, which was composed of an $86,339 penalty payment-in-kind and a $2,084 interest payment-in-kind, representing 130% of the outstanding principal and accrued interest balance on the default date. In addition, the interest rate was increased to 24% per annum, and the note and accrued interest is due on-demand. During the year ended December 31, 2020, all amounts recorded as debt discounts totaling $261,191 were amortized and recognized in interest expense in the consolidated statement of operations. As of December 31, 2020, there were $0 of debt discounts remaining as a result of the note becoming due on-demand from the default event, and an aggregate principal amount of $374,137 was outstanding under this note. On January 22, 2021, the note holder converted the full principal of $374,137 and all accrued interest of $44,398 into 155,013 shares of common stock of the Company.

On August 21, 2020, the Company sold a convertible promissory note in the principal amount of $1,700,000 with an original issue discount of $200,000 that bears interest at a rate of 5.0% per annum and matured on November 20, 2020. Accrued interest and principal are due on the maturity date. Upon maturity, the interest rate shall automatically increase to the lesser of 18% per annum or the maximum amount permitted by applicable law on any unpaid principal and accrued interest. Upon a default event, a penalty will be incurred of 130% of the outstanding principal and accrued interest balance on the default date, the interest rate will increase to 24% per annum, and the note and accrued interest will become due on-demand. Following the maturity date, the note is convertible into shares of common stock at a conversion price equal to 65% of the lowest volume weighted average price of the common stock during the 20 consecutive trading days immediately preceding the conversion date, which the Company recognized as a BCF of $160,000. As additional consideration for the loan, the Company issued to the lender 133,334 shares of common stock at a fair value of $10.05 per share. Warrants to purchase up to 17,857 shares of common stock that are exercisable for a purchase price of $8.40 per share at any time on or prior to August 20, 2025, were also issued to an unrelated third-party as a placement fee for the transaction. In connection with this note, the Company recognized a debt discount of $1,340,000 associated with the issuance of shares to the note holder, and debt issuance costs of $231,149, which were all recorded as debt discounts. On November 21, 2020, the Company defaulted on this note by not repaying the principal and accrued interest by the maturity date, which resulted in the aggregate principal balance increasing by $538,239, which was composed of an $516,517 penalty payment-in-kind and a $21,722 interest payment-in-kind, representing 130% of the outstanding principal and accrued interest balance on the default date. In addition, the interest rate was increased to 24% per annum. During the year ended December 31, 2020, all amounts recorded as debt discounts totaling $1,931,149 were amortized and recognized in interest expense in the consolidated statement of operations. As of December 31, 2020, an aggregate principal amount of $2,238,239 was outstanding and past due under this note. The aggregate principal amount of this note was fully repaid during the first quarter of fiscal 2021.

Senior Convertible Debentures

In connection with its acquisition of DragonWave and Lextrum in April 2019, COMSovereign assumed the obligations of the seller of $25,000 aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $24.00 or (2) 80% of the common stock price offered under the next equity offering. These debentures were past due and interest accrued at a rate of 15% per annum. The aggregate principal amount of $25,000 under these debentures was fully repaid during the first quarter of fiscal 2020.

On September 24, 2019, COMSovereign sold $250,000 aggregate principal amount of 10% Senior Convertible Debentures that bear interest at a rate of 10% per annum and mature on December 31, 2021. Interest is paid semi-annually in arrears in June and December of each year in cash or, at COMSovereign’s option, in shares of common stock at the conversion price that is equal to the lesser of (1) $7.50 or (2) a future effective price per share of any common stock sold by COMSovereign. Upon an event of default, the interest rate shall automatically increase to 15% per annum. In connection with these debentures, COMSovereign recognized a BCF of $69,000 and a debt discount of $181,000 associated with the issuance of warrants, both of which were recorded as debt discounts. On April 21, 2020, all unpaid accrued interest through December 31, 2019 was converted into 2,234 shares of issued common stock of the Company. Also on April 21, 2020, all the outstanding warrants were exercised at $0.03 per share into 94,510 issued shares of the Company’s common stock, resulting in full recognition in interest expense of the remaining debt discount of approximately $139,000 associated with the issuance of warrants. On April 30, 2020, these debentures were amended to provide for the conversion of the debentures into shares of the Company’s common stock instead of COMSovereign’s common stock. Additionally, the conversion price was changed from $7.50 per share to $2.268 per share. The Company defaulted on these debentures during the current fiscal year, causing the interest rate to increase to 15% per annum, and the debentures and accrued interest to become due on-demand. Amounts recorded as debt discounts were fully amortized and recognized in interest expense during the current fiscal year, as a result of the debentures becoming due on-demand from the default event. As of December 31, 2020 and 2019, there were $0 and $225,000 of debt discounts remaining, respectively. As of December 31, 2020 and 2019, an aggregate principal amount of $250,000 was outstanding under these debentures. On January 26, 2021, the holder of these debentures converted the full principal of $250,000 and all accrued interest of $33,921 into 125,186 shares of common stock of the Company.

On July 2, 2020, the Company sold $1,000,000 aggregate principal amount of 9% Senior Convertible Debentures to an accredited investor bearing interest at a rate of 9% per annum and a maturity date of September 30, 2020. During the third quarter of the current fiscal year, the maturity date of these debentures was extended to November 30, 2020. Accrued interest and principal were due on the maturity date, with interest paid in cash or, at the Company’s option, in shares of common stock at the conversion price of $3.00 per share. Upon an event of default, the interest rate shall automatically increase to 15% per annum. The debentures are convertible into shares of the Company’s common stock at a conversion price of $3.00 per share. The Company also issued warrants to purchase 33,334 shares of common stock that are exercisable for a purchase price of $3.00 per share, at any time on or prior to the earlier of December 31, 2022 or the second anniversary of the Company’s consummation of a public offering of its common stock in connection with an up-listing of the common stock to a national securities exchange. In connection with these debentures, the Company recognized a BCF of $131,477 and a debt discount of $31,477 associated with the issuance of warrants, both of which were recorded as debt discounts. During year ended December 31, 2020, the entire $162,954 of the costs recorded as debt discounts were fully amortized and recognized in interest expense in the consolidated statement of operations. As of December 31, 2020, an aggregate principal amount of $1,000,000 was outstanding and past due under these debentures. On January 26, 2021, the holder of these debentures converted the principal amount of $900,000 into 300,000 shares of common stock of the Company. The remaining principal amount $100,000 and accrued interest with a combined total of $160,568, was fully extinguished on January 26, 2021 at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 19- Subsequent Events, resulting in the issuance of, along with warrants to purchase up to 38,713 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

Certain agreements governing the secured notes payable, notes payable, senior debentures, convertible notes payable, and senior convertible debentures contain customary covenants, such as debt service coverage ratios, limitations on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness.

All debt agreements are subject to customary events of default. If an event of default occurs with respect to the debt agreements and is continuing, the lenders may accelerate the applicable amounts due. The Company is in default on several debt agreements, and has accrued the proper penalties or disclosed any additional contingencies that resulted from the default.

Future maturities contractually required by the Company under long-term debt obligations are as follows for the years ending December 31:

(Amounts in US$’s)	Total
2021	$18,401,785
2022	544,305
2023	57,272
2024	1,057
2025	103,659
Thereafter	—
Total	$19,108,078

See Note 19 – Subsequent Events for details regarding additional debt incurred after December 31, 2020.

11. RELATED PARTY TRANSACTIONS

Throughout 2020, the Executive Officers and the members of the Board of Directors elected to not receive salaries and Board fees to which they are entitled through the Company’s compensation program until such time the cash position of the Company improved. Amounts outstanding at December 31, 2020 totaled approximately $1.4 million. Subsequent to December 31, 2020, the Company completed two public offerings and approximately $1.2 million of this amount was paid. See Note 19 – Subsequent Events for details regarding the subsequent public offerings.

Receivable – Related Party

As of December 31, 2019, the receivables – related party balance was $1,595, which represented amounts owed by Dr. Dustin McIntire, the Company’s Chief Technology Officer, for personal charges he incurred using his company credit card.

Accrued Liabilities – Related Party

As of December 31, 2020 and 2019, the accrued liabilities – related party balance was $30,000 and $461,254, respectively, which represented amounts owed to various contractors, officers and employees of the Company as described below.

In August 2016, InduraPower entered into a promissory note in the principal amount of $50,000 that bears interest at 7.785% per annum and matures on September 1, 2021. At the same time, InduraPower also entered into a promissory note in the principal amount of $450,000 with the same lender that bears interest at 9.0% per annum and matures on March 1, 2022. A requirement of the promissory notes is to maintain a balance of at least $155,159 at J.P. Morgan while the promissory notes are outstanding. Sergei Begliarov, Chief Executive Officer of InduraPower, provided cash of $153,761 to comply with the requirements of the promissory notes. The amount was recorded in accrued liabilities – related party and $153,761 was outstanding as of December 31, 2019. These transactions are not considered related party activity during 2020.

During 2019, Sergei Begliarov paid $71,199 of expenses on behalf of InduraPower. During 2019, Mr. Hodges, paid $6,588 of expenses on behalf of InduraPower. These amounts were recorded in accrued liabilities – related party and had balances outstanding aggregating to $77,787 as of December 31, 2019. These transactions are not considered related party activity during 2020.

Mr. Hodges is also the founder, Chairman and Chief Executive Officer of TM Technologies, Inc. (“TM”). Mr. Hodges also controls TM by virtue of his ownership and control of a majority of the outstanding equity securities of TM. In addition, Mr. Kevin Sherlock, the Company’s General Counsel, is also a director of TM. Additionally, in 2019, TM paid $29,300 of expenses on behalf of InduraPower and this amount was recorded in accrued liabilities – related party as of December 31, 2019. These transactions are not considered related party activity during 2020.

During 2018 and 2019, Daniel L. Hodges paid $29,120 of rent on behalf of Lextrum. This amount was recorded in accrued liabilities – related party as of December 2019. These transactions are not considered related party activity during 2020.

On November 10, 2017, the Company and Global Security Innovative Strategies, LLC (“GSIS”), a company in which David Aguilar, a member of the Company’s Board of Directors, is a principal, entered in an agreement (the “GSIS Agreement”) pursuant to which GSIS agreed to provide business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for the Company. The GSIS Agreement had an initial term of six months beginning on November 1, 2017. On September 26, 2018, the parties amended the GSIS Agreement to extend the period of service through September 2019 with monthly automatic renewals thereafter. The Company also agreed to issue an option to purchase 100,000 shares of the Company’s common stock at a strike price of $1.00, or $100,000. This option immediately vested and terminates on September 26, 2022. Pursuant to the GSIS Agreement, GSIS is paid a fee of $10,000 per month. In addition, GSIS is paid for the expenses incurred in connection with the performance of its duties under the GSIS Agreement. Either party may terminate or renew the GSIS Agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party. GSIS was owed $30,000 and $23,036 for normal monthly retainers and expenses incurred as of December 31, 2020 and 2019, respectively. These amounts were recorded in accrued liabilities – related party as of December 31, 2020 and 2019, respectively.

On March 21, 2019, concurrent with the resignation of Kevin Hess, the Company’s former Chief Technology Officer, the Company and Cognitive Carbon Corporation (“CCC”), entered into an agreement pursuant to which CCC agreed to provide Chief Technology Officer services, sales and marketing services and outsourced software and platform development services which are to be provided personally by Kevin Hess or third-party development firms of his choosing for outsourced development. CCC will receive $19,750 per month for one year for the Chief Technology Officer services and potential bonuses and an amount up to $120,000 for outsourced software and platform development. Felicia Hess, and employee of the Company, who is married to Kevin Hess, is the President and a director of CCC. Amounts outstanding and payable to CCC in accrued liabilities – related party totaled $148,250 as of December 31, 2019. These transactions are not considered related party activity during 2020.

Notes Payable – Related Party

As of October 2019, TM had advanced amounts to the Company totaling $1,292,953 for general expenses and to simulate and test emplacement of the modulation technology within one of DragonWave’s Harmony line radios.  As of October 31, 2019, this amount was formalized into a note with a stated interest payment of $54,000.  Interest and principal was due at initial maturity, August 31, 2020. No payment was made as of maturity and a default penalty was accrued in other liabilities totaling $67,348 in accordance with the agreement.  Effective September 30, 2020, this note was amended to extend the maturity date to December 31, 2020.  As of December 31, 2019, $1,292,953 plus accrued interest and penalty was outstanding under this loan.  On October 1, 2020, the Company entered into an agreement with TM to exchange the aggregate principal, interest and penalties outstanding with a combined total of $1,414,301, in full for 188,574 common shares of the Company with a fair value of $7.50 per share.

On August 5, 2019, Mr. Hodges and his wife, loaned DragonWave $200,000 at an interest rate of 5.0% per annum and an 18.0% default interest rate with a maturity date of December 31, 2020. Interest was payable monthly while the full principal balance was due at maturity. This loan is currently past due and is accruing interest at an increased default rate of 18.0% per annum. As of December 31, 2020 and 2019, $200,000 plus accrued interest was outstanding under the loan. The aggregate principal amount of this note was fully repaid during the subsequent first quarter of fiscal year 2021.

On July 1, 2020, Mr. Brent Davies, who is on the Company’s Board of Directors and Audit Committee, loaned the Company $50,000 at an interest rate of 4.80% per annum with an original maturity date of August 31, 2020. This note was amended to extend the maturity date to November 30, 2020. Interest and the full principal balance are due at maturity. This loan is currently past due and is accruing interest at an increased default rate of 18.0% per annum. As of December 31, 2020, $50,000 plus accrued interest was outstanding under the loan. The aggregate principal amount of this note was fully repaid during the subsequent first quarter of fiscal year 2021.

On July 2, 2020, the Company sold $1,900,000 aggregate principal amount of 9% Convertible Debentures to Dr. Dustin McIntire, the Company’s Chief Technology Officer, that bore interest at a rate of 9% per annum and matured on September 30, 2020. Dr. McIntire was also granted warrants to purchase an aggregate of 63,334 shares of the Company’s common stock at a price of $3.00 per share. The Company recorded the warrants as a discount to the debt in the amount of $59,806. The Company also recorded $249,806 for the BCF associated with the debentures. On August 19, 2020, Dr. McIntire converted the full principal amount of such debentures and accrued interest into 640,360 shares of the Company’s common stock.

Between October 15, 2020 and December 28, 2020, we borrowed an aggregate of $600,000 from Dr. McIntire and issued promissory notes evidencing such loans. The principal amounts of the notes are between $100,000 and $350,000, and such notes bear interest at 10% per annum and are due between January 14, 2021 and March 28, 2021. The aggregate principal amount of these notes was fully repaid during the subsequent first quarter of fiscal year 2021.

Between November 13, 2020 and December 24, 2020, we borrowed an aggregate of $160,000 from Richard J. Berman, a member of the Board of Directors, and issued promissory notes evidencing such loans. The principal amounts of the notes were between $40,000 and $120,000, and such notes bore interest at 8% per annum and were due between February 12, 2021 and March 23, 2021. On January 14, 2021, we and Mr. Berman agreed to convert such promissory notes, and all accrued interest thereon, into 42,776 shares of common stock and warrants to purchase 42,776 shares of common stock at an exercise price of $4.50 per share. On January 26, 2021, the aggregate principal amount of this note, a 10% principal bonus, and all accrued interest with a combined total of $177,517, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 19- Subsequent Events, resulting in the issuance of 42,776 shares of issued common stock of the Company, along with warrants to purchase up to 42,776 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

12. REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the year ended December 31, 2020 and the period January 10, 2019 (Inception) to December 31, 2019:

	Year Ended December 31,	January 10, 2019 (Inception) to December 31,
(Amounts in US$’s)	2020	2019
Timing of revenue recognition:
Services and products transferred at a point in time	$8,815,731	$2,803,026
Services and products transferred over time	611,105	1,909,186
Total revenue	$9,426,836	$4,712,212

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the year ended December 31, 2020 and the period January 10, 2019 (Inception) to December 31, 2019:

	Year Ended December 31,	January 10, 2019 (Inception) to December 31,
(Amounts in US$’s)	2020	2019
Revenue by products and services:
Products	$7,562,251	$2,702,410
Services	1,864,585	2,009,802
Total revenue	$9,426,836	$4,712,212

Revenue by geographic destination consisted of the following for the year ended December 31, 2020 and the period January 10, 2019 (Inception) to December 31, 2019:

	Year Ended December 31,	January 10, 2019 (Inception) to December 31,
(Amounts in US$’s)	2020	2019
Revenue by geography:
North America	$8,577,006	$3,476,977
International	849,830	1,235,235
Total revenue	$9,426,836	$4,712,212

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of December 31, 2020 and 2019, the Company did not have a material contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

(Amounts in US$’s)	Total
Balance at January 10, 2019 (Inception)	$—
Increase	302,815
Balance at December 31, 2019	$302,815
Increase	561,487
Balance at December 31, 2020	$864,302

The increase in contract liabilities during the year ended December 31, 2020 and the period January 10, 2019 (Inception) to December 31, 2019 was primarily due to invoiced amounts that did not yet meet the revenue recognition criteria, which for the year ended December 31, 2020, was partially offset by the revenue recognition criteria being met for previously deferred revenue. The amount of revenue recognized for the year ended December 31, 2020 and the period January 10, 2019 (Inception) to December 31, 2019 that was included in the prior period contract liability balance was approximately $149,923 and $0, respectively. This revenue consisted of services provided to customers who had been invoiced prior to the year ended December 31, 2020.

See Note 2 – Summary of Significant Accounting Policies for the Company’s policies on revenue recognition.

13. SHAREHOLDERS’ EQUITY

On May 26, 2020, the board of directors of the Company and stockholders holding a majority of the outstanding shares of the Company’s common stock approved resolutions authorizing the board of directors to effect the Split of the Company’s common stock at an exchange ratio of up to 1-for-3, with the board of directors retaining the discretion as to whether to implement the Split. On December 16, 2020, the Company’s board of directors approved a ratio for the Split of 1-for-3 subject to such registration statement being declared effective by the U.S. SEC. On January 21, 2021, the Company’s first planned registration statement and the Split became effective and closed on January 26, 2021. The consolidated financial statements and accompanying notes give effect to this Split as if it occurred at the beginning of the first period presented.

The Company filed an additional registration statement that became effective on February 10, 2021 and closed on February 12, 2021.

See Note 19 – Subsequent Events for details regarding the subsequent public offerings.

COMSovereign had 5,000,000 Preferred Series A shares authorized for issuance and as of March 4, 2019 had 866,667 Preferred Series A shares issued and outstanding. All the Preferred Series A shares issued were for the acquisitions of VEO, InduraPower and Silver Bullet during fiscal 2019. On November 15, 2019, each Preferred Series A share was converted into one common share of COMSovereign. After the conversion, the Preferred Series A shares ceased to exist and were no longer authorized for issuance.

As of December 31, 2020 and 2019, the Company had 100,000,000 shares of preferred stock authorized for issuance, none of which were issued and outstanding.

As of December 31, 2020 and 2019, the Company had 300,000,000 shares of common stock authorized for issuance and 49,444,689 and 42,775,415 shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively.

On September 4, 2019, the Company entered into a Redemption Agreement with Robert Guerra, a former director of the Company, pursuant to which 33,334 shares of common stock were redeemed for $1.50 per share, or an aggregate of $50,000. These redeemed shares were recorded as treasury stock on the Consolidated Balance Sheets as of December 31, 2020 and 2019.

Dividends

The Company did not pay dividends to holders of its common stock during fiscal 2020 or 2019. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. In addition, current or future loan agreements may restrict the Company’s ability to pay dividends. The Company does not anticipate declaring or paying any cash dividends on common stock in the foreseeable future.

Consulting Agreements and Settlements with Vendors

On January 31, 2020, the Company entered into an agreement with a consultant to amend an existing consulting agreement between the consultant and the Company to allow the consultant to elect to take from 50% to 100% of its compensation in the form of common stock of the Company. Common stock to be issued to the consultant will be paid on a quarterly basis. On March 12, 2020, the Company issued 55,032 shares of its common stock in satisfaction of $106,238 that was owed by Lextrum to the consultant for services previously rendered. The fair value on the issue date of the 55,032 shares of common stock was $193,160. The Company booked the difference between the fair value of the shares issued and the amount owed by Lextrum to the consultant as general and administrative expense in the Company’s Consolidated Financial Statements. On August 8, 2020 and October 27, 2020, an aggregate of 25,661 shares of its common stock, with a fair value of an aggregate of $96,116, were issued in conjunction with services performed in the first, second and third quarters of 2020. An additional 8,169 shares of its common stock, with a fair value of $49,012, are recorded at December 31, 2020 as unissued shares, as discussed below, for services rendered for the fourth quarter of 2020.

On May 15, 2020, the Company entered into an agreement with a consultant that requires the payment of 18,334 shares of the its common stock, with a fair value of $49,500, at the inception of the contract with no performance condition. These shares of common stock were issued on August 26, 2020.

On June 12, 2020, the Company entered into an agreement with a consultant that requires payment of $5,000 to be paid in shares of its common stock, as well as warrants to purchase 1,334 shares of its common stock per month. Six months of warrants were issued at the inception of the contract with no performance conditions. On October 6, 2020 the Company issued 5,255 shares of its common stock, with a fair value of $19,861, for services rendered for the third quarter of 2020. This consulting agreement was terminated in October of 2020.

On August 8, 2020, the Company settled outstanding accounts payable to a vendor by issuing 27,280 shares of its common stock, with a fair value of $102,424. These shares were issued October 6, 2020.

On December 9, 2020, the Company entered into an agreement with a consultant that required the payment of 5,000 shares of its common stock with a fair value of $30,750 at the inception of the contract with the obligation to perform services in the future. These shares of common stock were issued on December 14, 2020. As of December 31, 2020, 6,375 of these shares of common stock have vested and expense totaling $13,069 has been recognized, through satisfaction of the performance obligation. The remainder of the shares vested subsequent to year end.

On November 9, 2020, the Company entered into a Settlement Agreement and Mutual Release with a prior lender to avoid potential litigation that required the payment of 300,000 shares of its common stock with a fair value of $690,000 at the agreement date. The expense related to this settlement has been recorded as Other Expense in the Consolidated Statement of Operations.

Subscription Agreement

On July 16, 2020, the Company entered into a stock subscription agreement to sell 19,903 shares of its common stock for a total of $59,707. These shares were issued on August 25, 2020.

On September 28, 2020, the Company entered into a stock subscription agreement to sell 10,772 shares of its common stock for a total of $32,134. These shares were issued on August 25, 2020.

On September 28, 2020, the Company entered into a stock subscription agreement to sell 33,334 shares of its common stock for a total of $240,000. These shares were issued on October 9, 2020.

Unissued Shares

As of December 31, 2020, the Company had an agreement in place for which shares of its common stock were required to be issued as compensation to a vendor, although shares had not been administratively issued. This agreement has met the equity classification requirements and a corresponding increase to additional paid in capital has been recorded. Upon their issuance, the par value of these shares will be reclassified into common stock and the shares entered as outstanding. If these shares had been issued on of December 31, 2020, no material change in EPS would have been noted. Unissued shares as of December 31, 2020 totaled 8,169 shares and were issued subsequent to that date.

14. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires companies to measure the cost of employee and non-employee services received in exchange for an award of equity instruments, including stock options and warrants, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee and non-employee is required to provide service in exchange for the award, usually the vesting period.

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

 As described in Note 13 – Shareholders’ Equity, effective January 21, 2021, the Company enacted the Split of the Company’s common stock. As a result, the Company has given effect to the Split as if it occurred at the beginning of the first period presented for all share-based compensation.

Stock Awards

In January 2019, Daniel L. Hodges, Chairman and Chief Executive Officer of COMSovereign at such time, and John E. Howell, President of COMSovereign at such time, each acquired 4,000,000 shares of common stock of COMSovereign at a value of $0.0001 per share of common stock with no cash paid to COMSovereign and no services required.

On January 22, 2019, three members of the Board of Directors of COMSovereign and an executive officer of COMSovereign acquired an aggregate of 716,667 shares of common stock of COMSovereign at a value of $0.0001 per share of common stock with no cash paid to COMSovereign and no services required. Additionally, four executive officers of InduraPower, Lextrum and VEO acquired an aggregate of 166,667 shares of common stock of COMSovereign at a value of $0.0001 per share of common stock with no cash paid to COMSovereign and no services required.

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

A total of 3,333,334 shares of the Company’s common stock are authorized for issuance with respect to awards granted under the 2020 Plan. Any shares subject to awards that are not paid, delivered or exercised before they expire or are cancelled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2020 Plan. As of December 31, 2020, 908,502 options have been issued under the 2020 Plan, of which 33,334 were forfeited. Any shares forfeited are available for re-issuance. A total of 2,458,165 shares authorized under the 2020 Plan remained available for award purposes.

The 2020 Plan will terminate on May 1, 2030. The maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2020 Plan is ten years after the initial date of the award.

Stock Options

The following options were issued by the Company, outside of any equity plan, prior to the COMSovereign Acquisition with the attributes described below to purchase the Company’s common stock (amounts in US$’s, except share data):

Grant Date	Underlying Shares	Option Price	Full Vesting Date	Expiration Date
January 9, 2017	33,334	$8.70	January 9, 2019	January 7, 2021
August 3, 2017	1,710,000	$1.50	August 3, 2017	August 3, 2021
November 9, 2017	666,667	$1.50	November 9, 2017	November 9, 2021
December 13, 2017	66,667	$3.00	November 13, 2019	December 13, 2021
March 28, 2018	33,334	$3.00	March 28, 2020	March 28, 2022
May 16, 2018	110,000	$3.00	May 16, 2018	May 16, 2022
May 16, 2018	43,334	$3.00	May 16, 2020	May 16, 2022
September 26, 2018	2,000,000	$1.95	December 21, 2018	September 26, 2022

All of the above options were outstanding as of January 10, 2019.

On March 20, 2019, the Company granted options outside of any equity plan to two employees and one non-employee for the purchase of an aggregate of 60,001 shares of the Company’s common stock. All the options have an exercise price of $3.18 per share and expire on March 20, 2023. During Q4 of 2019, 16,667 of these options were forfeited and the remainder vested with the change of control event. Under the Black-Scholes option pricing model, the fair value of these options on the date of grant was estimated to be $123,130.

On July 6, 2020, the Company issued replacement options for outstanding VNC options in conjunction with the acquisition of VNC. These options are outside of any equity plan and are for the purchase of an aggregate 841,837 shares of the Company’s common stock. These options have an exercise price ranging from $0.1497 – $0.8646 per share, vested immediately, and expire July 6, 2025. The fair value of these options on the grant date was estimated to be $2,239,950.

Also on July 6, 2020, the Company issued options to two employees as share-based compensation under the Company’s 2020 Long-Term Incentive Plan for the purchase of an aggregate of 66,668 shares of the common stock. These options expire on July 6, 2025, have an exercise price of $3.24 per share, and half of these options vest six months from the date of issuance and the remainder vest 12 months from the date of issuance. The fair value of these options on the grant date was estimated to be $59,000. Of these, 33,334 options with a weighted average grant date fair value of $0.885 were forfeited during the third quarter of 2020 and 33,334 remain outstanding and unvested as of December 31, 2020.

All options issued during fiscal years 2019 and 2020 have been valued utilizing the Black-Scholes pricing model using the assumptions listed below. The weighted average grant date fair value of all options issued during the year ended December 31, 2020 was $2.55 per share and during the period January 10, 2019 (inception) through December 31, 2019 was $2.04 per share. The weighted average grant date fair value of the 33,334 unvested options as of December 31, 2020 was $0.885 per share. The weighted average grant date fair value of the 33,334 options that were forfeited during the year ended December 31, 2020 was $0.885 per share.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during fiscal 2020 and 2019:

	2020	2019
Expected dividend yield	0%	0%
Expected volatility	38.17%	90%
Risk-free interest rate	0.205–0.310%	2.40-2.47%
Expected life of options	3.250-05.00 years	4.0 years

The following table represents stock option activity of COMSovereign and the Company as of and for the year ended December 31, 2020 and the period January 10, 2019 (Inception) to December 31, 2019:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	2,898,347	$1.90	1.92	$2,264,770
Exercisable – December 31, 2019	2,898,347	$1.90	1.92	$2,264,770
Granted	908,505	0.77
Exercised	(6,668)	1.50
Cancelled or Expired	(366,669)	2.01
Outstanding – December 31, 2020	3,433,515	$1.59	2.01	$15,220,798
Exercisable – December 31, 2020	3,400,181	$1.58	1.99	$15,128,796

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – January 10, 2019	4,663,350	$1.83	2.41	$—
Granted	60,001	3.18
Exercised	(1,750,001)	1.70
Cancelled or Expired	(75,003)	2.86
Outstanding – December 31, 2019	2,898,347	$1.90	1.92	$2,264,770
Exercisable – December 31, 2019	2,898,347	$1.90	1.92	$2,264,770

Total recognized compensation expense related to the Company’s stock options was $12,290 and $157,441 for fiscal 2020 and 2019, respectively. All options granted by the Company prior to the change of control resulting from the completion of the COMSovereign Acquisition on November 27, 2019 vested immediately upon the change of control. The Company did not record any compensation expense for the period from November 27, 2019, the date of the COMSovereign Acquisition, to December 31, 2019. Compensation expense related to stock options is recorded in share-based compensation expense, a component of general and administrative expenses, in the Consolidated Statements of Operations. For year ended December 31, 2020 the Company has $17,210 of unrecognized compensation expense related to options. For the period January 10, 2019 (Inception) to December 31, 2019, there was no unrecognized compensation expense related to stock options.

Restricted Stock Awards

On March 25, 2019, COMSovereign’s Board of Directors granted an aggregate of 26,667 Restricted Stock Awards (“RSAs”) to a non-employee for consulting services, of which 20,000 RSAs immediately vested and 6,667 RSAs vested upon the change in control of COMSovereign in connection with the COMSovereign Acquisition. The grant date fair value of these RSAs was $13.20 per share of common stock for a total value of $352,000 recognized in share-based compensation expense.

On November 12, 2019, the Company’s Board of Directors granted an aggregate of 766,667 RSAs to eight employees. The RSAs vested upon the change of control upon the completion of the COMSovereign Acquisition on November 27, 2019. The Company recorded $1,495,000 in share-based compensation expense related to these RSAs during fiscal 2019, prior to the COMSovereign Acquisition. No compensation expense was recognized for the period November 27, 2019, the date of the COMSovereign Acquisition, through December 31, 2019.

On November 14, 2019, COMSovereign’s Board of Directors granted an aggregate of 13,334 RSAs to a non-employee for consulting services that vested immediately, with a grant date fair value of $13.20 per share of common stock for a total value of $176,000 recognized in share-based compensation expense during fiscal 2019.

On November 19, 2019, COMSovereign’s Board of Directors granted an aggregate of 90,267 RSAs to noteholders, employees, non-employees and an officer that vested immediately, with a grant date fair value of $13.20 per share of common stock for a total value of $1,191,520 recognized in share-based compensation expense during fiscal 2019.

On November 19, 2019, COMSovereign’s Board of Directors granted an aggregate of 8,000 RSAs to three executives of DragonWave and Silver Bullet, with a grant date fair value of $13.20 per share of common stock for a total value of $105,600 recognized in share-based compensation during fiscal 2019.

On November 27, 2019, COMSovereign’s Board of Directors granted an aggregate of 16,667 RSAs that immediately vested to a non-employee for assistance in negotiating a secured loan agreement on COMSovereign’s behalf, with a grant date fair value of $13.20 per share of common stock for a total value of $220,000 recognized in share-based compensation during fiscal 2019.

On December 2, 2019, the Company’s Board of Directors granted an aggregate of 633,334 RSAs to nine officers and directors at a grant date fair value of $2.46 per share. The vesting period for these RSAs is as follows: 283,334 vest on the one-year anniversary of the grant date; 283,334 vest on the two-year anniversary of the original grant date; and 66,667 vest on the three-year anniversary of the original grant date. The Company recognized $700,484 in share-based compensation expense for these RSAs during fiscal 2020 and $54,667 during fiscal 2019 which was recognized after the COMSovereign Acquisition.

There were no RSAs that were forfeited in the year ended December 31, 2020 or the period of January 10, 2019 (Inception) through December 31, 2019. For the year ended December 31, 2020 and the period of January 10, 2019 (Inception) through December 31, 2019, the Company recognized a total of $700,484 and $258,256, respectively, of compensation expense related to all RSAs which was recorded as share-based compensation expense, a component of general and administrative expenses, in the Consolidated Statement of Operations. Unrecognized compensation cost for RSAs totaled $802,947 and $ 1,503,431 as of December 31, 2020 and 2019, respectively. See Note 1 – Description of Business and Basis of Presentation for information about the shares issued in connection with the formation of COMSovereign.

Warrants

The following warrants, were issued by the Company prior to the COMSovereign Acquisition with the attributes described below to purchase the Company’s common stock (amounts in US$’s, except share data):

Issuance Date	Warrants Issued	Exercise Price	Full Vesting Date	Expiration Date
November 20, 2015	23,334	$15.00	November 20, 2015	November 20, 2020
April 27, 2016	20,000	$8.73	April 27, 2016	April 27, 2019
August 3, 2017	10,000	$1.50	August 3, 2017	August 3, 2021
August 3, 2017	666,667	$1.50	August 3, 2017	August 3, 2022
November 9, 2017	6,667	$1.50	November 9, 2017	November 9, 2021
September 26, 2018	33,334	$3.00	September 26, 2018	September 26, 2022

During the third quarter of 2019, COMSovereign issued eight warrants to purchase an aggregate of 33,334 shares of COMSovereign’s common stock. The warrants were issued in conjunction with the sale of the COMSovereign’s 9% Senior Convertible Debentures. The warrants had an exercise price of $15.00 per share and an expiration date of December 31, 2021. Prior to conversion of the related debentures, COMSovereign cancelled warrants to purchase 26,667 shares of common stock at $15.00 per share, and reissued warrants to purchase 37,500 shares of common stock at $4.50 per share. COMSovereign valued the new warrants at $250,835 using the Black-Scholes pricing model, which is included in interest expense on the Consolidated Statement of Operations. Warrants to purchase all 44,167 shares of common stock were exercised in November 2019 prior to the COMSovereign Acquisition.

On September 24, 2019, COMSovereign issued a warrant to purchase 50,000 shares of the COMSovereign’s common stock, which was converted into the ability to purchase 94,510 shares of the Company’s common stock as a result of the COMSovereign Merger. The warrant was issued in conjunction with the sale of COMSovereign’s 10% Senior Convertible Debentures. The warrant has an exercise price of $0.03 per share and an expiration date of December 31, 2021. No warrants were exercised during fiscal 2019. On April 21, 2020, these warrants were exercised and exchanged for 94,510 shares of the Company’s common stock.

During September 2019, COMSovereign issued two warrants to purchase 666,667 shares of COMSovereign’s common stock. The warrants were issued in conjunction with the sale by COMSovereign of a promissory note. The warrants had an exercise price of $0.03 per share and an expiration date of December 31, 2021. Warrants to purchase the full 666,667 shares of COMSovereign’s common stock were exercised in November 2019 prior to the COMSovereign Acquisition.

On October 15, 2019, COMSovereign issued a warrant to purchase 147,500 shares of COMSovereign’s common stock. The warrant was issued in conjunction with the sale by COMSovereign of a promissory note. The warrant had an exercise price of $0.03 per share and an expiration date of December 31, 2021. Warrants to purchase the full 147,500 shares of COMSovereign’s common stock were exercised in November 2019 prior to the COMSovereign Acquisition.

On November 26, 2019, COMSovereign issued warrants to purchase 310,000 shares of COMSovereign’s common stock to non-employees for consulting services in connection with the COMSovereign Acquisition. The warrants had an exercise price of $0.03 per share and an expiration date of November 26, 2024. Warrants to purchase the full 310,000 shares of COMSovereign’s common stock were exercised on November 27, 2019.

On April 13, 2020, the Company issued warrants to purchase an aggregate of 33,342 shares of the Company’s common stock. The warrants were issued as compensation to a vendor and had no vesting requirements. The warrants have an exercise price of $3.60 per share and an expiration date of April 12, 2025. None of these warrants were exercised during the year ended December 31, 2020.

On April 29, 2020, the Company issued a warrant to purchase 52,910 shares of the Company’s common stock. The warrant was issued in conjunction with the sale of the Company’s 12.5% OID Convertible Note and had no vesting requirements. The warrant has an exercise price of $2.97 per share and an expiration date of April 29, 2025. In connection with this transaction and as a placement fee to an unrelated third-party, the Company also issued warrants to purchase an aggregate of 9,262 shares of the Company’s common stock. The warrants have an exercise price of $2.97 per share and an expiration date of April 29, 2025. None of these warrants were exercised during the year ended December 31, 2020.

On June 8, 2020, the Company issued warrants to purchase an aggregate of 8,000 shares of the Company’s common stock at an exercise price of $3.00 per share to a vendor in conjunction with a consulting agreement. These warrants expire on June 7, 2023. None of these warrants were exercised during the year ended December 31, 2020.

On July 6, 2020, and in conjunction with the acquisition of VNC, the Company issued replacement warrants for outstanding VNC warrants to purchase an aggregate of 578,763 shares of the Company’s common stock. The warrants have an exercise price of ranging from $0.1497 to $0.7212 per share and an expiration date of July 6, 2025. 18,572 of these warrants were exercised during the year ended December 31, 2020.

On July 7, 2020, the Company issued warrants to purchase an aggregate of 96,668 shares of the Company’s common stock. The warrants were issued as part of a convertible debenture offering with no vesting requirement, have an exercise price of $3.00 per share, and expire on December 31, 2022. None of these warrants were exercised during the year ended December 31, 2020.

On July 7, 2020, the Company issued a warrant to purchase 52,910 shares of the Company’s common stock. The warrant was issued in conjunction with the sale of the Company’s 12.5% OID Convertible Note and had no vesting requirements. The warrant has an exercise price of $2.97 per share and an expiration date of April 29, 2025. In connection with this transaction and as a placement fee to an unrelated third-party, the Company also issued warrants to purchase an aggregate of 9,262 shares of the Company’s common stock. The warrants have an exercise price of $2.97 per share and an expiration date of April 29, 2025. None of these warrants were exercised during the year ended December 31, 2020.

On August 21, 2020, the Company issued a warrant to purchase an aggregate of 17,866 shares of the Company’s common stock in conjunction with the sale of the Company’s 13.33% OID Convertible Note. These warrants were issued as payment of a placement fee to an unrelated third-party and had no vesting requirements. The warrant has an exercise price of $8.40 per share and an expiration date of August 20, 2025. None of these warrants were exercised during the year ended December 31, 2020.

The following table summarizes the assumptions used to estimate the fair value of the warrants granted during fiscal 2019:

	2020	2019
Expected dividend yield	0%	0%
Expected volatility	36.96-41.55%	32-33%
Risk-free interest rate	0.19-0.44%	1.38-1.82%
Contractual life of warrants	2.5-5.0 years	2.27-3.0 years

Under the Black-Scholes option pricing model, the fair value of the warrants issued during fiscal years 2020 and 2019, was estimated at $2,061,368 and $3,138,667 or $2.40 and $12.69 per share on the dates of grants, respectively. Warrants issued in conjunction with the issuance of indebtedness are recorded as debt discounts. See Note 2 – Summary of Significant Accounting Policies and Note 10 – Debt Agreements. Warrants issued in conjunction with an acquisition is accounted for as purchase price consideration. See Note 3 – Business Acquisitions.

The following tables represents warrant activity for the year ended December 31, 2020 and the period from January 10, 2019 (Inception) to December 31, 2019:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	167,846	$2.85	1.96	$258,332
Exercisable – December 31, 2019	167,846	$2.85	1.96	$258,332
Granted	858,983	1.39
Exercised	(113,080)	0.14
Forfeited or Expired	(23,334)	15.00
Outstanding – December 31, 2020	890,415	$1.46	4.02	$4,083,357
Exercisable – December 31, 2020	890,415	1.46	4.02	4,083,357

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – January 10, 2019	760,005	$2.17	3.44	$—
Exercisable – January 10, 2019	760,005	$2.17	3.44	$—
Granted	1,289,511	0.50
Exercised	(1,824,165)	0.67
Forfeited or Expired	(57,505)	10,56
Outstanding – December 31, 2019	167,846	$2.85	1.96	$258,332
Exercisable – December 31, 2019	167,846	$2.85	1.96	$258,332

15. INCOME TAXES

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

Net deferred tax liabilities consisted of the following as of December 31, 2020 and 2019:

	December 31
(Amounts in US$’s)	2020	2019
Deferred tax assets:
Share-based compensation	$14,500	$13,700
Inventory reserve	164,600	137,000
Allowance for bad debt	421,700	172,700
Net operating loss carryover	19,037,000	11,867,800
Foreign losses	4,836,400	4,130,000
General business credits	256,400	256,400
Total deferred tax assets	24,730,600	16,577,600
Deferred tax liabilities:
Depreciation	(381,600)	(43,000)
Amortization	(13,156,300)	(12,771,800)
Total deferred tax liabilities	(13,537,900)	(12,814,800)
Valuation allowance:	(11,192,700)	(3,762,800)
Net deferred tax assets (liabilities)	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income (loss) from continuing operations before tax for fiscal 2019 due to the following:

	December 31, 2020		December 31, 2019
	US$’s	Rates	US$’s	Rates
Income tax benefit at statutory federal income tax rate	$8,397,400	21.00%	$6,653,400	21.00%
State tax expense, net of federal benefit	1,599,500	4.00%	1,267,300	4.00%
Permanent items	233,700	0.58%	(20,000)	(0.06)%
Other	105,700	0.26%	—	—%
Valuation allowance	(7,429,900)	(18.58)	(3,762,800)	(11.88)%
Income tax benefit	$2,906,400	(7.27)%	$4,137,900	13.06%

As of December 31, 2020, the Company had domestic net operating loss carryforwards of approximately $76,148,000, of which approximately $13,615,000 was generated pre-2018 that may be carried forward 20 years to offset against future taxable income from the year 2018 through 2038, and approximately $62,533,000 that may offset future taxable income with no definite expiration date.

Due to the change in the ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon the ultimate settlement with the related tax authority. The Company did not record any liabilities related to uncertain tax positions as of December 31, 2020 and 2019.

The Company records valuation allowances to reduce its deferred tax assets to an amount it believes is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers all positive and negative evidence to determine whether future taxable income will be generated during the periods in which those temporary differences become deductible. As a result, the Company recorded a valuation allowance on the portion of the deferred tax assets, including current year losses, deemed not to have enough sources of income to utilize the future benefits.

16. LEASES

Operating Leases

The impact of ASU 2016-02 on the Company’s Consolidated Balance Sheet beginning January 10, 2019 was from the recognition of the present value of the remaining payments on the remaining lease term totaling $116,876 of ROU assets and $116,876 lease liabilities for operating leases. The Company elected the practical expedient under ASU 2018-11, which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date. Therefore, the Company recognized and measured leases existing at January 10, 2019 (inception date). In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. No impact was recorded to the Consolidated Statement of Operations or beginning retained earnings resulting from the adoption of Topic 842.

The Company has operating leases for office, manufacturing and warehouse space, along with office equipment. Amounts recognized as of December 31, 2020 and 2019 for operating leases were as follows:

(Amounts in US$’s)	December 31, 2020	December 31, 2019
Operating lease ROU assets	$2,725,462	$2,199,682
Operating lease liability	$2,884,997	$2,212,548

On January 10, 2019, the Company had one operating lease for office space with a right-of-use asset and lease liability recognized for $116,876. The lease is for 5,533 square feet of office space with monthly payments ranging from $6,316 to $6,464 and an incremental borrowing rate of 5.90%, which expired July 31, 2020. On August 14, 2020, the Company amended this lease, to extend the term for an additional 36-months through July 31, 2023. A right-of-use asset and lease liability for $161,328 was recorded on the commencement date of August 1, 2020. Monthly payments range from $4,786 to $5,078 over the extended lease term. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate. The lease agreement has no renewal option.

On March 1, 2019, the Company entered into a 37-month lease for 2,390 square feet of office space. A right-of-use asset and lease liability for $72,887 was recorded, with monthly payments ranging from $2,091 to $2,189 per month through March 2022. The lease did not include an implicit rate of return, so the Company used an incremental borrowing rate of 5.5%.

On June 1, 2018, InduraPower entered into a one-year lease on its executive office located at 1668 S. Research Loop in Tucson, Arizona. InduraPower leases 7,432 square feet of a business park. On February 1, 2019, the date InduraPower was acquired, there were five months remaining on the original lease. On June 7, 2019, InduraPower entered into a two-year lease renewal. A right-of-use asset and lease liability for $140,210 was recorded, with monthly payments ranging from $5,351 to $5,717 per month until June 2021. The lease did not include an implicit rate of return; therefore, the Company used the average interest rate of InduraPower’s debt financings, which is 8.46%. The lease does not have a renewal option.

On June 1, 2019, VEO entered into a five-year lease on its executive office located at 10509 Vista Sorrento Parkway in San Diego, California. VEO leases 3,031 square feet of a business park. A right-of-use asset and lease liability for $376,998 was recorded, with monthly payments ranging from $6,800 to $7,654 per month until May 2024. The lease did not include an implicit rate of return and VEO did not have any outstanding debt financing. Therefore, the Company used the average rate of the first two outstanding leases mentioned above, which is 5.70%. The lease has a renewal option of two additional periods of five years each.

On June 12, 2019, DragonWave entered into a two-year lease on office space located at 362 Terry Fox Drive, Ottawa Canada. DragonWave leases 13,541 square feet of a business park with monthly payments of CAD 10,708. The lease was recorded with a right-of-use asset and lease liability of $170,343. The lease is effective as of July 1, 2019 through June 2021. DragonWave used a 15% interest rate and there is no renewal option.

On December 13, 2019, the Company entered into a 63-month lease on its executive office located at 5000 Quorum Drive, Dallas, TX 75254. The Company is leasing 15,289 square feet of a business park. The lease began on April 1, 2020 and will expire on July 31, 2025. A right-of-use asset and lease liability for $1,540,142 was recorded on December 13, 2019. Monthly payments will range from $27,074 to $29,622 during the life of the lease. The lease did not include an implicit rate of return; therefore, the Company used the average rate of the first two outstanding leases mentioned above, which is 5.70%. The lease has a renewal option of two additional periods of five years each. The renewal periods were not included in the analysis of the right-to-use asset and lease liability as the Company does not consider them to be reasonably certain of being exercised, as comparable locations could generally be identified for comparable lease rates, without the Company incurring significant costs. During 2020, the Company recognized three months of rent abatement, applied a portion of a security deposit balance towards two months of future rent for this lease, and also applied its unused tenant improvement allowance towards future rent, resulting in a reduction of the right-of-use asset and lease liability by $188,623. Recognition of the security deposit balance towards two months of future rent also resulted in an increase of the right-of-use asset by $54,148.

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

On September 17, 2020, the Company entered into a 63-month lease of office equipment. The lease commenced on September 29, 2020 and will expire on December 29, 2025. A right-of-use asset and lease liability for $23,898 was recorded on the commencement date of September 29, 2020. Monthly payments are $529 during the life of the lease, excluding a lease incentive of $1,750 payable at lease commencement. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate. The renewal periods were not included in the analysis of the right-to-use asset and lease liability as the Company does not consider them to be reasonably certain of being exercised, as comparable equipment could generally be identified for comparable lease rates, without the Company incurring significant costs. In December 2020, the lessor provided a concession that deferred payment and extended the expiration date for 1 ½ months, resulting in a reduction of the right-of-use asset and lease liability by $167 and lease expiration date of January 15, 2026.

On November 11, 2020, the Company entered into a 12 ½-month lease for 2,335 square feet of office space. The lease commenced on November 15, 2020 and will expire on November 30, 2021. A right-of-use asset and lease liability for $53,793 was recorded on the commencement date of November 15, 2020. Monthly payments are $4,865 during the life of the lease, excluding a 1-month rent abatement. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate. The lease agreement has no renewal option.

Other information related to the Company’s operating leases are as follows:

	Year Ended December 31,	January 10, 2019 (Inception) to December 31,
(Amounts in US$’s)	2020	2019
Operating lease ROU Asset – Beginning Balance	$2,199,682	$116,876
Increase	1,341,225	2,300,580
Decrease	(188,790)	—
Amortization	(626,655)	(217,774)
Operating lease ROU Asset – Ending Balance	$2,725,462	$2,199,682

Operating lease liability – Beginning Balance	$2,212,548	$116,876
Increase	1,287,077	2,300,580
Decrease	(188,790)	—
Amortization	(425,838)	(204,908)
Operating lease liability – Ending Balance	$2,884,997	$2,212,548

Operating lease liability – short term	$676,019	$467,979
Operating lease liability – long term	2,208,978	1,744,569
Operating lease liability – total	$2,884,997	$2,212,548

Operating lease cost	$770,630	$166,345
Variable lease cost	$7,101	—
Short-term lease cost	$158,533	$6,231

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$590,490	$138,670

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s operating leases as of December 31, 2020 and 2019:

(Amounts in US$’s)	December 31, 2020	December 31, 2019
Weighted average remaining lease term	4.19 years	4.56 years
Weighted average discount rate	5.95%	6.50%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2020:

(Amounts in US$’s)	Operating Leases
2021	$819,481
2022	699,255
2023	713,647
2024	641,648
2025	377,459
Thereafter	529
Total minimum lease payments	3,252,019
Less: effect of discounting	(367,022)
Present value of future minimum lease payments	2,884,997
Less: current obligations under leases	(676,019)
Long-term lease obligations	$2,208,978

Finance Leases

There were no finance leases on the Company’s books and records as of and for the period of January 10, 2019 (Inception) through December 31, 2019.

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

Other information related to the Company’s finance leases are as follows:

(Amounts in US$’s)	Year Ended December 31, 2020
Finance lease ROU Asset – Beginning Balance	$—
Increase	81,976
Amortization	(14,284)
Finance lease ROU Asset – Ending Balance	$67,692

Finance lease liability – Beginning Balance	$—
Increase	81,976
Interest accretion	1,715
Payment	(28,455)
Finance lease liability – Ending Balance	$55,236

Finance lease liability – short term	$46,345
Finance lease liability – long term	8,891
Finance lease liability – total	$55,236

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s finance leases as of December 31, 2020:

(Amounts in US$’s)	December 31, 2020
Weighted average remaining lease term	1.10 years
Weighted average discount rate	3.91%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the finance lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2020:

(Amounts in US$’s)	Finance Leases
2021	$47,213
2022	8,891
Total minimum lease payments	56,104
Less: effect of discounting	(868)
Present value of future minimum lease payments	55,236
Less: current obligations under leases	(46,345)
Long-term lease obligations	$8,891

17. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Management does not believe that after the final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows, except as follows.

On January 17, 2020, Arrow Electronics, Inc. (“Arrow”) filed suit against DragonWave and the Company in the United States District Court for the District of Colorado, Case No. 1:20-cv-00149-NRN. Arrow alleged that in November and December 2018, DragonWave took delivery of merchandise from Arrow worth approximately $124,000 and ordered additional merchandise from Arrow worth approximately $520,000, but that DragonWave defaulted in December 2018 on its obligations to pay Arrow. Arrow further alleged that in November 2019, Arrow, DragonWave entered into a forbearance agreement acknowledging indebtedness to Arrow of approximately $124,000, plus an additional commitment to purchase inventory of $520,000 plus fees of $10,000, to be paid in certain installments. On June 12, 2020, Arrow and DragonWave entered into a settlement agreement whereby DragonWave was obligated to pay Arrow $503,500 on or before August 15, 2020, DragonWave-X gave a consent judgment to Arrow in the amount of $503,000, and the Company guaranteed DragonWave-X’s payment to Arrow. The consent judgment against DragonWave-X was entered on June 15, 2020. Also on June 15, 2020 the Company was dismissed from the case. On August 14, 2020, Arrow and DragonWave entered into an amendment to the June 12, 2020 settlement agreement whereby DragonWave was obligated to pay Arrow $200,000 on or before August 17, 2020 and $313,000 on or before September 18, 2020. On August 18, 2020, the $200,000 was paid to Arrow. On September 28, 2020, Arrow and DragonWave entered into an amendment to the June 12, 2020, settlement agreement whereby DragonWave was obligated to pay Arrow a remaining balance of $323,500 on or before November 6, 2020. On December 1, 2020, Arrow filed suit against DragonWave, Daniel L. Hodges, the Chairman and Chief Executive Officer, and the Company in the United States District Court for the District of Colorado, Case No. 1:20-cv-03532-NYW. In its complaint, Arrow alleges that the Company and DragonWave breached the June 12, 2020 settlement agreement, as amended, by failing to pay the remaining balance due, and that Mr. Hodges breached his personal guaranty. Arrow sought damages of approximately $340,000. On December 3, 2020, we, DragonWave and Mr. Hodges provided waivers of service of process in the case. As of December 31, 2020, these amounts remain unpaid. In February 2021, the Company paid $374,410 in full settlement and received inventory valued at approximately $283,500.

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

On May 22, 2020, Michael Powell, a former employee, filed suit against DragonWave-X, LLC, DragonWave-X, Inc., Transform-X, Inc., COMSovereign Corp, and the Company in the Pima County Arizona Superior Court, Case No. C20202216. On December 7, 2020, Mr. Powell filed his first amended complaint against DragonWave Corp., COMSovereign Holding Corp., and Transform-X, Inc. Mr. Powell has alleged that he entered into an employment agreement with DragonWave-X, Inc. in July 2018, was terminated without cause in May 2019, and claims he is owed approximately $182,000 in wages and $50,000 in bonuses. Mr. Powell is seeking approximately $697,000 in treble damages, punitive damages, consequential damages, interest and attorneys’ fees and costs. The Company disputes Mr. Powell’s allegations and it intends to vigorously defend the lawsuit.

On December 1, 2020, Arrow filed suit against Elitise, LLC, the research and development arm of the Company’s wholly-owned subsidiary InduraPower, in the United States District Court for the Southern District of New York, Case No. 1:20-cv-10045. In its complaint, Arrow alleges that Elitise breached an August 19, 2016 secured promissory note and a September 11, 2019 forbearance agreement. The outstanding principal under this promissory note has been included in our balance sheet as a current portion of long-term debt. See Note 10 - Debt Agreements for detail on the promissory note. In such action, Arrow was seeking damages of approximately of up to $950,000. On December 3, 2020, Elitise provided a waiver of service of process in the case. In February 2021, the Company reached and paid a settlement on this matter totaling $900,000.

In December 2020, the Company entered into two software licensing agreements with vendors for software to be utilized in products moving into production in 2021 with an option for a separate annual maintenance agreement, which was elected for 2021. Upon receipt of the source code in 2021, the Company is required to pay a total of approximately $1.7 million under these licensing agreements and an additional $0.3 million for the maintenance agreement. The elected maintenance agreement will expire December 31, 2021, and will be re-evaluated near expiration.

18. CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At December 31, 2020 and 2019, accounts receivable from customers over 10% of Company’s trade accounts receivable comprised 33% and 84%, respectively of the Company’s total trade accounts receivable, and none of this balance has been characterized as uncollectible as of December 31, 2020 and 2019.

A single customer accounted for more than 10% of the Company’s revenues for 2020. This customer accounted for approximately 17% of the Company’s total revenue for the year ended December 31, 2020.

19. SUBSEQUENT EVENTS

Management evaluated for subsequent events requiring disclosure within the financial statements through the date of the filing of this report and noted the following items.

Corporate Acquisitions

On August 24, 2020, the Company entered into an Agreement and Plan of Merger and Reorganization dated as of August 24, 2020 (the “FN Merger Agreement”) among the Company and its wholly-owned subsidiary, CHC Merger Sub 8, LLC, Skyline Partners Technology LLC, a Colorado limited liability company that does business under the name Fastback Networks (“Fastback”), and John Helson, solely in his capacity as the representative of the security holders of Fastback, pursuant to which, subject to the terms and conditions of the FN Merger Agreement, the Company has agreed to acquire Fastback.

On January 29, 2021, the Company completed the acquisition of Fastback for a purchase price that included the payment of approximately $1.32 million in cash and, as described below, the issuance of $1.5 million aggregate principal amount of term notes and $11.15 million aggregate principal amount of convertible notes that are convertible into common stock of the Company at a conversion price of $5.22 per share, subject to adjustment.

On February 25, 2021, the Company entered into a Share Purchase Agreement dated as of February 25, 2021 (the “Purchase Agreement”) by and among the Company, Sky Sapience Ltd., a company organized under the laws of the State of Israel (“SKS”), certain of the shareholders of SKS, and Neuberger, Quinn, Gielen, Rubin & Gibber P.A., solely in its capacity as the Shareholders’ Representative (as defined therein), pursuant to which, subject to the terms and conditions of the Purchase Agreement, the Company purchased or agreed to purchase all of the issued and outstanding capital stock of SKS and SKS will become a wholly-owned subsidiary of the Company.

Pursuant to the Purchase Agreement, on the closing date, the Company paid approximately $2.7 million to repay in full an outstanding third-party secured loan to SKS. In addition, the Company agreed to issue to the shareholders of SKS, the holders of outstanding options or warrants of SKS and certain other entities with which SKS had contractual obligations an aggregate of 2,555,209 shares of common stock of the Company, par value $0.001 per share, in consideration of the purchase of all outstanding shares of SKS and the cancellation of such outstanding options, warrants and contractual obligations. The total preliminary purchase price consideration amounted to approximately $13 million, subject to working capital and other post-closing adjustments.

On March 26, 2021, the Company entered into a Share Exchange Agreement dated as of March 26, 2021 (the “RVision Exchange Agreement”) among the Company, RVision, Inc. (“RVision”), Industrial Security Alliance Partners, Inc. and Halls of Valhalla, LLC pursuant to which, subject to the terms and conditions of the RVision Exchange Agreement, the Company has agreed to acquire RVision.

Pursuant to the RVision Exchange Agreement, the aggregate purchase consideration the Company is obligated to pay for RVision consists of 2,000,000 shares of the Company’s common stock, with an initial estimated fair value of approximately $5.6 million, subject to certain working capital adjustments. The RVision Exchange Agreement contains customary representations, warranties and covenants of the Company, on one hand, and RVision, on the other hand, including, among others, covenants by RVision with respect to the operations of RVision during the period between execution of the RVision Exchange Agreement and the closing of the transactions contemplated thereby, and provides that each party will indemnify the other party following the closing for breaches of the warranties and covenants of such party. The closing of the acquisition of RVision is subject to the satisfaction of the closing conditions stated in the RVision Exchange Agreement and there can be no assurance that such conditions will be met or that the Company will consummate the acquisition of RVision.

Capital Acquisitions

On January 29, 2021, the Company, through its wholly-owned subsidiary, AZCOMS LLC (“AZCOMS”), completed the acquisition of a 140,000-square-foot building on 12.7 acres in Tucson, Arizona for a purchase price of approximately $6.125 million, of which approximately $2.2 million was paid in cash and the balance was paid with the net proceeds of the $5.3 million term loan described below. The Company intend to use this facility for manufacturing, shipping and office space.

Debt Agreements

As of December 31, 2020, the Company had total undiscounted debt obligations of approximately $19.1 million of total long-term debt and $1.0 million of notes payable – related party. Since December 31, 2020, the Company paid or converted/exchanged for common stock, approximately $18.3 million of principal related to these obligations. See Note 10 - Debt Agreements for detail.

Secured Notes Payable

On January 15, 2021, in connection with its acquisition of the new manufacturing facility in Tucson, Arizona, AZCOMS entered into a secured loan agreement pursuant to which it received a loan in the amount of up to $5,355,000 that bears interest on the outstanding loan balance at the greater of (i) 8% per annum or (ii) 6.75% per annum in excess of the 1-month LIBOR rate, and matures on January 15, 2022. At the closing of the loan, the lender withheld $513,000 of the loan amount as an interest reserve. In addition, $875,000 of the loan amount was withheld and may be disbursed at later dates to pay for lender-approved improvements to the property secured by the loan. Interest is payable monthly. The loan is due in full at maturity. Upon an event of default, the interest rate on the loan will increase by an additional 5.00% per annum, and the outstanding principal amount of the loan, accrued interest thereon and fees may become due on-demand. Upon the maturity date or earlier date upon which the unpaid balance of the loan may become immediately payable due to acceleration, and on any prepayments of the loan, AZCOMS will owe an exit fee equal to the greater of (a) $53,850, or (b) 1.00% of the unpaid loan balance and all unpaid accrued interest and fees. Subject to certain terms and conditions and upon payment of a fee, AZCOMS may request a six-month extension of the maturity date. The loan is secured by the land, building and certain other assets of AZCOMS and is guaranteed by the Company and Daniel L. Hodges, the Company’s Chief Executive Officer. In addition, all rights to leases and rent related to the land and building assets have been assigned to the lender for potential non-performance by AZCOMS of its obligations under the loan. This loan is subject to certain financial and non-financial covenants on the part of AZCOMS at the end of each fiscal quarter and fiscal year.

Notes Payable

In connection with its acquisition of Fastback on January 29, 2021, the Company issued to the sellers $1,500,000 aggregate principal amount of term promissory notes. The individual principal amounts of the notes ranged from $1,500 to $393,484. These notes bear interest at the rate of 10% per annum and mature on the earlier of (i) January 1, 2022, (ii) the date on which an aggregate of $6,000,000 worth of products and services are sold following the acquisition date by (A) Fastback or (B) the Company and its subsidiaries (other than Fastback) to certain specified Fastback customers, or (iii) the date on which the Company issues and sells shares of its common stock or debt securities to investors in a bona-fide arms-length financing transaction for aggregate consideration of at least $12,000,000. Interest is payable in cash semi-annually in arrears on each June 1 and December 1, commencing on June 1, 2021, and on the maturity date. Upon an event of default, the interest rate will automatically increase to 15% per annum compounded semi-annually, and all unpaid principal and accrued interest may become due on-demand. Principal and any unpaid accrued interest are due on the maturity date. Upon maturity, the interest rate will automatically increase to 15% per annum compounded semi-annually on any unpaid principal. These notes matured on February 10, 2021 upon the Company’s closing of a public offering, as discussed below. However, the representative of the Fastback sellers has requested that the Company withhold payment of principal and interest on these notes until a dispute among such sellers can be resolved. As payment was withheld at the request of the sellers’ representative, no event of default has occurred and interest has been accrued only through the maturity date.

Convertible Notes Payable

In connection with its acquisition of Fastback on January 29, 2021, the Company issued to the sellers $11,150,000 aggregate principal amount of convertible promissory notes. The individual principal amounts of the notes ranged from $5,575 to $5,575,000. These notes initially bear interest at the rate of 1.01% per annum, which is to be adjusted to the prime rate as published by the Wall Street Journal on each annual anniversary of the issuance date, and mature on January 29, 2026. Interest is payable in cash annually in arrears on each January 1. Commencing on January 29, 2022, the outstanding principal and accrued interest on these notes may be converted in full to shares of the Company’s common stock at a conversion price of $5.22 per share, subject to adjustment. Upon an event of default, the interest rate will automatically increase to 15% per annum compounded annually, and all unpaid principal and accrued interest may become due on-demand. Principal and any unpaid accrued interest are due on the maturity date. Upon maturity, the interest rate will automatically increase to 15% per annum compounded annually on any unpaid principal.

Capital and Equity Transactions

Public Offerings

On January 26, 2021 (the “First Offering Closing Date”), the Company sold an aggregate of 3,855,422 units at a price to the public of $4.15 per unit (the “First Offering”), each unit consisting of one share of the Company’s common stock, par value $0.0001 per share, and a warrant to purchase one share of common stock at an exercise price of $4.50 per share (the “First Offering Warrants”), pursuant to an Underwriting Agreement, dated as of January 21, 2021 (the “First Offering Underwriting Agreement”), between the Company and the representative (the “Representative”) of the several underwriters named in the Underwriting Agreement. In addition, pursuant to the First Offering Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 578,312 additional shares of Common Stock, and/or 578,312 additional Warrants, to cover over-allotments in connection with the First Offering, which the Representative partially exercised to purchase 578,312 Warrants on the First Offering Closing Date.

The common stock and the warrants of the First Offering were offered and sold to the public pursuant to the Company’s registration statement on Form S-1 (File No. 333-248490), filed by the Company with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), on August 28, 2020, as amended, and which became effective on January 21, 2021.

On the First Offering Closing Date, the Company received gross proceeds of approximately $16,000,000, before deducting underwriting discounts and commissions of eight percent (8%) of the gross proceeds and estimated offering expenses.

On January 27, 2021, the Representative exercised its over-allotment option for the First Offering to purchase 329,815 additional shares of common stock, which closed on January 29, 2021. The Company received gross proceeds of approximately $1,365,000 before deducting underwriting discounts and commissions of eight percent (8%) of the gross proceeds.

Pursuant to the First Offering Underwriting Agreement, the Company also agreed to issue to the Representative warrants (the “Representative’s First Offering Warrants”) to purchase up to a total of 154,216 shares of common stock (4% of the shares of common stock sold in the First Offering). The Representative’s First Offering Warrants are exercisable at $5.1875 per share of Common Stock and have a term of five years. The Representative’s First Offering Warrants are subject to a lock-up for 180 days from the commencement of sales in the First Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e), and will be non-exercisable for six (6) months after January 21, 2021.

The total expenses of the First Offering are approximately $2.7 million, which included the underwriting discounts and commissions and the Representative’s reimbursable expenses relating to the First Offering. As part of this offering, the Company also issued 100,000 warrants to purchase the Company’s common stock at $4.15 per share to compensate a vendor for certain offering costs.

The issuance date fair value of all of the warrants issued in the First Offering, using the Black-Scholes Option-Pricing model was estimated to be $1.597 per share for a total of $7,080,673. The issuance date fair value of all the warrants issued to a vendor to pay offering costs related to the First Offering, using the Black-Scholes Option-Pricing model was estimated to be $1.703 per share for a total of $170,300. The issuance date fair value of all the warrants issued to the Representative in conjunction with the First Offering, using the Black-Scholes Option-Pricing model was estimated to be $1.376 per share for a total of $212,201.

On February 10, 2021 (the “Second Offering Closing Date”), the Company sold an aggregate of 5,647,059 shares of the Company’s common stock, par value $0.0001 per share, at a price to the public of $4.25 per share (the “Second Offering”), pursuant to a Second Offering Underwriting Agreement, dated as of February 10, 2021 (the “Second Offering Underwriting Agreement”), between the Company the Representative of the several underwriters named in the Second Offering Underwriting Agreement. In addition, pursuant to the Second Offering Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 847,058 additional shares of common stock to cover over-allotments in connection with the Second Offering, which the Representative exercised in full on February 11, 2021.

The common stock was offered and sold to the public pursuant to the Company’s registration statement on Form S-1 (File No. 333-252780), filed by the Company with the SEC under the Securities Act, on February 5, 2021, and the Company’s registration statement on Form S-1 (File No. 333-252974), filed by the Company with the SEC under Rule 462(b) of the Securities Act on February 10, 2021, each of which became effective on February 10, 2021.

The Company received gross proceeds of approximately $27,600,000, before deducting underwriting discounts and commissions of eight percent (8%) of the gross proceeds and estimated offering expenses.

Pursuant to the Second Offering Underwriting Agreement, the Company also agreed to issue to the Representative warrants (the “Representative’s Second Offering Warrants”) to purchase up to a total of 225,882 shares of common stock (4% of the shares of common stock sold in the Second Offering), of which warrants to purchase 198,776 shares of common stock were registered under the Securities Act and warrants to purchase 27,106 shares of common stock were issued in a private placement to the Representative. The Representative’s Second Offering Warrants are exercisable at $5.3125 per share of common stock and have a term of five years. The Representative’s Second Offering Warrants are subject to a lock-up for 180 days from the commencement of sales in the Second Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e), and will be non-exercisable for six (6) months after February 10, 2021.

The total expenses of the Second Offering are approximately $2.6 million, which included the underwriting discounts and commissions and the Representative’s reimbursable expenses relating to the Second Offering.

The issuance date fair value of all the warrants issued to the Representative in conjunction with the Second Offering, using the Black-Scholes Option-Pricing model was estimated to be $1.918 per share for a total of $433,242.

Restricted Stock Awards

On January 26, 2021, the Company’s Board of Directors granted 66,667 RSAs to a new director at a grant date fair value of $4.50 per share. These RSAs vest pro rata annually on the anniversary of the director’s appointment over two years.

Options

On January 9, 2021, 3,334 options were exercised at an exercise price of $0.1497 per share.

Consulting Agreements and Settlements with Vendors

On February 12, 2021, the Company issued 10,000 shares of common stock to a vendor as partial compensation. These shares had a fair value as of the grant date of $5.09 per share of common stock for a total of $50,899.

On February 26, 2021, the Company issued 209,000 shares of common stock to three vendors as partial compensation. These shares had a fair value as of the grant date of $5.18 per share of common stock for a total of $1,082.620.