Form 10-Q
period 2021-03-31
COMSovereign Holding Corp.
filed 2021-05-17
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of May 17, 2021, there were 68,365,748 shares of registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in US$’s, except share data)	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash, cash equivalents, and restricted cash	$10,970,950	$730,502
Accounts receivable, net	1,147,487	787,333
Inventory, net	6,146,078	4,538,432
Prepaid expenses	5,016,351	1,473,111
Other current assets	104,033	151,832
Total Current Assets	23,384,899	7,681,210
Property and equipment, net	9,072,766	2,286,466
Operating lease right-of-use assets	2,974,443	2,725,462
Finance lease right-of-use-assets	61,807	67,692
Intangible assets, net	55,167,692	53,187,714
Goodwill	87,539,996	64,898,222
Other assets – long term	30,413	30,413
Total Assets	$178,232,016	$130,877,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,993,996	$5,582,532
Accrued interest	89,473	2,028,569
Accrued liabilities	1,758,128	1,649,003
Accrued liabilities – related party	60,000	30,000
Accrued payroll	1,225,860	3,992,454
Contract liabilities – current	2,445,208	721,220
Accrued warranty liability – current	186,488	185,415
Operating lease liabilities – current	865,763	676,019
Finance lease liabilities – current	36,504	46,345
Notes payable – related party	—	1,010,000
Current portion of long-term debt, net of unamortized discounts and debt issuance costs	7,210,439	18,340,706
Total Current Liabilities	17,871,859	34,262,263
Debt – long term	11,732,871	706,293
Contract liabilities – long term	123,995	143,082
Accrued warranty liability – long term	235,828	—
Operating lease liabilities – long term	2,287,977	2,208,978
Finance lease liabilities – long term	4,446	8,891
Total Liabilities	32,256,976	37,329,507
COMMITMENTS AND CONTINGENCIES (Note 21)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 66,308,177 and 49,444,689 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	16,522	14,833
Additional paid-in capital	226,841,666	158,209,558
Accumulated deficit	(80,833,148)	(64,626,719)
Treasury stock, at cost, 33,334 shares as of March 31, 2021 and December 31, 2020, respectively	(50,000)	(50,000)
Total Stockholders’ Equity	145,975,040	93,547,672
Total Liabilities and Stockholders’ Equity	$178,232,016	$130,877,179

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Amounts in US$’s, except share data)	2021	2020
Revenue	$2,086,452	$2,485,204
Cost of Goods Sold	1,073,990	1,060,908
Gross Profit	1,012,462	1,424,296

Operating Expenses
Research and development (1)	547,556	288,473
Sales and marketing (1)	48,123	14,054
General and administrative (1)	7,135,126	4,433,443
Depreciation and amortization	3,660,811	2,832,152
Gain on sale of fixed assets	(83,000)	(663)
Total Operating Expenses	11,308,616	7,567,459
Net Operating Loss	(10,296,154)	(6,143,163)
Other Income (Expense)
Interest expense	(468,534)	(973,169)
Other income (expense)	(13,042)	(24)
Loss on extinguishment of debt	(5,348,469)	—
Foreign currency transaction gain (loss)	(80,234)	90,818
Interest income	4	—
Total Other Expenses	(5,910,275)	(882,375)
Net Loss Before Income Taxes	(16,206,429)	(7,025,538)
Deferred Tax Benefit	—	—
Net Loss	$(16,206,429)	$(7,025,538)
Loss per common share:
Basic	$(0.25)	$(0.16)
Diluted	$(0.25)	$(0.16)
Weighted-average shares outstanding:
Basic	65,941,513	42,788,370
Diluted	65,941,513	42,788,370

(1)	These are exclusive of depreciation and amortization

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
(Amounts in US$’s)	2021	2020
Net Loss	$(16,206,429)	$(7,025,538)
Other Comprehensive Income:
Foreign currency translation adjustment	—	(21,699)
Total Comprehensive Loss	$(16,206,429)	$(7,047,237)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2021 and 2020

(Amounts in US$’s, except share data)	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Shares	Deficit	Equity
December 31, 2020	—	$—	49,444,689	$14,833	$158,209,558	$—	$(50,000)	$(64,626,719)	$93,547,672
Issuance of common stock for exercise of options	—	—	3,334	1	499	—	—	—	500
Issuance of common stock as vendor compensation	—	—	227,169	24	1,171,391	—	—	—	1,171,415
Issuance of common stock for conversion of debt	—	—	580,199	58	1,602,398	—	—	—	1,602,456
Issuance of common stock for public offering	—	—	10,679,354	1,068	39,654,675	—	—	—	39,655,743
Share-based compensation	—	—	66,667	7	356,447	—	—	—	356,454
Issuance of common stock for extinguishment of debt and interest	—	—	2,751,556	275	12,381,727	—	—	—	12,382,002
Issuance of warrants for extinguishment of debt and interest	—	—	—	—	4,394,235	—	—	—	4,394,235
Issuance of common stock for Sky Sapience Ltd. acquisition	—	—	2,555,209	256	9,070,736	—	—	—	9,070,992
Net loss	—	—	—	—	—	—	—	(16,206,429)	(16,206,429)
March 31, 2021	—	$—	66,308,177	$16,522	$226,841,666	$—	$(50,000)	$(80,833,148)	$145,975,040

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

For the Three Months Ended March 31, 2021 and 2020

(Amounts in US$’s, except share data)	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Shares	Deficit	Equity
December 31, 2019	—	$—	42,775,415	$12,833	$130,553,180	$(23,383)	$(50,000)	$(27,545,255)	$102,947,375
Issuance of common stock for settlement of accounts payable	—	—	55,032	17	193,143	—	—	—	193,160
Issuance of common stock for debt issue costs	—	—	16,667	5	56,995	—	—	—	57,000
Foreign currency translation adjustment	—	—	—	—	—	1,684	—	—	1,684
Net loss	—	—	—	—	—	—	—	(7,025,538)	(7,025,538)
March 31, 2020	—	$—	42,847,114	$12,855	$130,803,318	$(21,699)	$(50,000)	$(34,570,793)	$96,173,681

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Amounts in US$’s)	2021	2020
Cash flows from operating activities:
Net loss	$(16,206,429)	$(7,025,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	362,120	223,982
Amortization	3,292,806	2,607,670
Amortization of financing lease right-of-use asset	5,885	500
Operating lease expense	208,471	90,200
Bad debt (recovery) expense	(2,142)	245,168
Gain on the sale of assets	(83,000)	(663)
Share-based compensation	356,454	—
Amortization of debt discounts and debt issuance costs	87,579	633,751
Share-based vendor payments	1,171,415	—
Loss on extinguishment of debt	5,348,469	—
Other, net	—	(112,513)
Changes in assets and liabilities:
Accounts receivable	(52,870)	110,862
Inventory	(342,712)	(45,305)
Prepaids	(1,614,118)	572,283
Other current assets	381,681	1,944
Accounts payable	(3,351,447)	1,155,034
Accrued liabilities	(6,745)	518,212
Accrued payroll	(3,125,437)	401,270
Accrued interest	(222,716)	265,770
Contract liabilities	(267,280)	62,240
Operating lease liabilities	(178,026)	(88,914)
(Repayments)/advances from related party	30,000	(103,707)
Other current liabilities	1,073	(2,498)
Net cash (used in) operating activities	(14,206,969)	(490,252)
Cash flows from investing activities:
Business acquisitions, net of cash received	(4,247,709)	(253,773)
Purchases of property and equipment	(1,997,036)	—
Acquisition of intangible assets	(1,675,000)	—
Proceeds from disposal of property and equipment	83,000	663
Net cash used in investing activities	(7,836,745)	(253,110)
Cash flows from financing activities:
Principal payment on finance lease	(14,286)	(845)
Payments on related party notes	(850,000)	—
Payment on line of credit	—	(2,000,000)
Proceeds from sale of common stock from offering	44,971,216	—
Offering costs	(5,315,473)	—
Proceeds from issuance of debt	—	3,047,971
Proceeds from exercise of options	500	—
Debt issuance costs	(155,354)	—
Repayment of debt	(6,352,441)	(365,787)
Net cash provided by financing activities	32,284,162	681,339
Effect of exchange rates on cash	—	1,684
Net increase /(decrease) in cash, cash equivalents and restricted cash	10,240,448	(60,339)
Cash, cash equivalents and restricted cash, beginning of period	730,502	812,452
Cash, cash equivalents and restricted cash, end of period	$10,970,950	$752,113

Supplemental disclosures of cash flow information:
Cash paid during the period:
Taxes	$—	$—
Interest	573,840	41,492
Non-cash investing and financing activities:
Issuance of common stock for extinguishment of debt and interest	12,382,002	—
Issuance of warrants for extinguishment of debt and interest	4,394,235	—
Debt incurred to sellers for Sky Sapience Ltd. Acquisition	12,650,000	—
Issuance of common stock for Sky Sapience Ltd. Acquisition	9,070,992	—
Acquisition of building with secured note payable	4,480,000	—
Issuance of common stock for conversion of debt and interest	1,602,456	—
Recognition of operating lease right-of-use asset and liability	457,452
Transfer of inventory to property and equipment	321,958	—
Issuance of common stock as settlement on accounts payable	—	193,160
Recognition of operating right-of-use asset and liability rent abatement		101,438
Debt incurred to sellers for Fast Plastics Parts LLC and Spring Creek Manufacturing, Inc. acquisition	—	575,574
Issuance of common stock as debt issuance costs	—	57,000

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

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

Corporate History of the Company

The Company was incorporated under the laws of the State of Nevada on April 17, 2014. In November of 2019, the Company entered into an Agreement and Plan of Merger with COMSovereign Corp., a Delaware corporation (“COMSovereign”). As a result, COMSovereign became the surviving corporation and a directly wholly-owned subsidiary of the Company.

On January 31, 2019, COMSovereign acquired the capital stock of VEO, a California corporation (“VEO”). VEO is a research and development company innovating silicon photonic (“SiP”) technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment.

On January 31, 2019, COMSovereign acquired InduraPower, Inc. (“InduraPower”). InduraPower is a manufacturer of intelligent batteries and back-up power supplies for network systems and telecom nodes. It also provides power designs and batteries for aerospace, marine and automotive industries.

On March 4, 2019, COMSovereign acquired Silver Bullet Technology, Inc. (“Silver Bullet”). Silver Bullet is an engineering firm that designs and develops next generation network systems and components, including large-scale network protocol development, software-defined radio-systems and wireless network designs.

On April 1, 2019, COMSovereign acquired DragonWave-X, LLC and its operating subsidiaries, DragonWave Corp. and DragonWave-X Canada, Inc. (collectively, “DragonWave”), a Dallas-based manufacturer of high-capacity microwave and millimeter wave point-to-point telecom backhaul radio units. DragonWave and its predecessor have been selling telecom backhaul radios since 2012 and its microwave radios have been installed in over 330,000 locations in more than 100 countries worldwide.

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

On July 6, 2020, the Company completed its acquisition of Virtual Network Communications Inc., a Virginia corporation (“VNC”). VNC is an edge compute focused wireless telecommunications technology developer and equipment manufacturer of both 4G LTE Advanced and 5G capable radio equipment. VNC designs, develops, manufactures, markets, and supports a line of network products for wireless network operators, mobile virtual network operators, cable TV system operators, and government and business enterprises that enable new sources of revenue, and reduce capital and operating expenses.

On January 29, 2021, the Company completed the acquisition of Skyline Partners Technology LLC, a Colorado limited liability company that does business under the name Fastback Networks (“Fastback”). Fastback, is a manufacturer of intelligent backhaul radio (IBR) systems that deliver high-performance wireless connectivity to virtually any location, including those challenged by Non-Line of Sight (NLOS) limitations. See Note 15 – Business Acquisitions for further discussion.

On February 25, 2021, the Company completed the acquisition of Sky Sapience Ltd., a company organized under the laws of the State of Israel (“SKS”). SKS is an Israeli-based manufacturer of drones with a patented tethered hovering technology that provides long-duration, mobile and all-weather Intelligence, Surveillance and Reconnaissance (ISR) capabilities to customers worldwide for both land and marine-based applications. See Note 15 – Business Acquisitions for further discussion.

On April 1, 2021, the Company completed the acquisition of RVision, Inc., a California corporation (“RVision”). RVision is a developer of technologically-advanced video and communications products and physical security solutions designed for government and private sector commercial industries. See Note 22 – Subsequent Events for further discussion.

During 2021, the Company, utilizing its wholly-owned subsidiary, AZCOMS LLC (“AZCOMS”), completed the acquisition of a 140,000-square-foot building in Tucson, Arizona, and will hold and service the related debt as described in Note 15 – Debt Agreements.

Each of the Company’s subsidiaries was acquired to address a different opportunity or segment within the North American and international telecom infrastructure and service market.

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

As described in Note 17 – Stockholders’ Equity, effective January 21, 2021, the Company enacted a 1-for-3 reverse stock split (the “Split”) of the Company’s common stock. The Condensed Consolidated financial statements and accompanying notes give effect to the Split as if it occurred at the beginning of the first period presented.

The results for the three months ended March 31, 2021 are not necessarily indicative of the Company’s results of operations, financial position or cash flows that may be expected for the full fiscal year or future operating periods. The unaudited Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements as of, and for the three months ended, March 31, 2021 and 2020 include the accounts of the Company and its subsidiaries: Drone AFS Corp., Lighter Than Air Systems Corp., DragonWave, Lextrum, Silver Bullet, VEO, InduraPower, Sovereign Plastics, VNC, Fastback, SKS and AZCOMS. All intercompany transactions and accounts have been eliminated.

Reclassifications

Certain immaterial March 31, 2020 amounts have been reclassified to be consistent with the current period presentation.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the three months ended March 31, 2021, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Accounting Standards Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for certain convertible instruments and contracts in an entity’s own equity. As a smaller reporting entity, this standard will become effective for fiscal years beginning after December 15, 2023, including interim periods within those years. The Company is currently evaluating the potential impact ASU 2020-06 will have on the Condensed Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This guidance provides optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments that use LIBOR as a reference rate and is effective upon issuance through December 31, 2022. The Company has performed an evaluation of and will continue to evaluate, through December 31, 2022, the impact of this ASU. This ASU does not currently and is not expected to have in the future, a material effect on the Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This standard will become effective for interim and annual periods beginning after December 15, 2022 and earlier adoption is permitted. The Company is currently evaluating the potential impact the adoption of this ASU will have on the Condensed Consolidated Financial Statements.

3. GOING CONCERN

U.S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2021, the Company generated negative cash flows from operations of $14,206,969 and had an accumulated deficit of $80,833,148.

Management anticipates that the Company will be dependent, for the near future, on additional debt facilities or investment capital to fund growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, including but not limited to, securing a line or lines of credit, the issuance of debt, and/or accessing the equity markets.

The Company’s fiscal operating results and accumulated deficit, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows to meet its future liquidity requirements. However, there can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake, and the failure of the Company to raise additional capital could adversely affect its future operations and viability.

4. REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Amounts in US$’s)	2021	2020
Timing of revenue recognition:
Services and products transferred at a point in time	$1,896,324	$2,162,038
Services and products transferred over time	190,128	323,166
Total revenue	$2,086,452	$2,485,204

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Amounts in US$’s)	2021	2020
Revenue by products and services:
Products	$1,618,896	$1,874,350
Services	467,556	610,854
Total revenue	$2,086,452	$2,485,204

Revenue by geographic destination consisted of the following for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Amounts in US$’s)	2021	2020
Revenue by geography:
North America	$1,735,753	$2,189,676
International	350,699	295,528
Total revenue	$2,086,452	$2,485,204

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of March 31, 2021 and December 31, 2020, the Company did not have a material contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

(Amounts in US$’s)	Total
Balance at December 31, 2020	$864,302
Increase	1,704,901
Balance at March 31, 2021	$2,569,203

The increase in contract liabilities during the three months ended March 31, 2021 was primarily due to invoiced amounts that did not yet meet the revenue recognition criteria and are partially offset by the revenue recognition criteria being met for previously deferred revenue. The amount of revenue recognized in the three months ended March 31, 2021 that was included in the prior period contract liability balance was $352,211. This revenue consisted of services provided and products delivered to customers who had been invoiced prior to the current year.

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

There were no adjustments to net loss, the numerator, for purposes of computing basic earnings per share. The following table sets out the computation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
(Amounts in US$’s, except share data)	2021	2020
Numerator:
Net Loss	$(16,206,429)	$(7,025,538)
Numerator for basic earnings per share – loss available to common shareholders	$(16,206,429)	$(7,025,538)
Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	65,941,513	42,788,370
Dilutive effect of warrants and options	—	—
Denominator for diluted earnings per share – weighted average common shares outstanding and assumed conversions	65,941,513	42,788,370
Basic loss per common share	$(0.25)	$(0.16)
Diluted loss per common share	$(0.25)	$(0.16)

Potential common shares issuable to employees, non-employees and directors upon exercise or conversion of shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common shareholders. Stock options and warrants are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period (out-of-the-money), regardless of whether the Company is in a period of net loss available to common shareholders. The following weighted-average potential common shares were excluded from the diluted loss per common share as their effect was anti-dilutive as of March 31, 2021 and 2020, respectively: stock options of 3,380,181 and 7,695,000, unvested restricted stock units of 323,701 and 1,900,000, and warrants of 6,298,692 and 503,523.

As described in Note 22 – Subsequent Events, subsequent to March 31, 2021, the Company completed one acquisition resulting in the issuance of 2,000,000 shares of common stock as partial consideration. The Company also issued 7,571 shares as compensation to a vendor that were classified as unissued shares at March 31, 2021 and 50,000 shares of common stock for the exercise of options. Additionally, the Board of Directors has approved the issuance of options to purchase 4,237,000 shares of common stock.

6. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash are represented by operating accounts or money market accounts maintained with insured financial institutions, including all short-term, highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020. Restricted cash consists of funds that were withheld from the loan amount as an interest reserve as described in Note 15 – Debt Agreements related to the secured loan agreement entered into by AZCOMS. These funds are legally restricted to service the interest on the related debt agreement and are relieved on a monthly basis.

Cash and cash equivalents consisted of the following as of March 31, 2021 and December 31, 2020:

(Amounts in US$’s)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$10,485,826	$730,502
Restricted cash	485,124	—
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$10,970,950	$730,502

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

Accounts receivable consisted of the following as of March 31, 2021 and December 31, 2020:

(Amounts in US$’s)	March 31, 2021	December 31, 2020
Account receivables	$2,876,679	$2,474,064
Less: Allowance for doubtful accounts	(1,729,192)	(1,686,731)
Total account receivables, net	$1,147,487	$787,333

Bad debt (recovery)/expense totaled ($2,142) and $245,168 for the three months ended March 31, 2021 and 2020, respectively.

8. INVENTORY

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

Inventory consisted of the following as of March 31, 2021 and December 31, 2020:

(Amounts in US$’s)	March 31, 2021	December 31, 2020
Raw materials	$2,562,567	$1,765,398
Work in progress	579,349	461,188
Finished goods	4,128,729	3,305,020
Total inventory	7,270,645	5,531,606
Reserve	(1,124,567)	(993,174)
Total inventory, net	$6,146,078	$4,538,432

9. PREPAID EXPENSES

Prepaid expenses consisted of the following as of March 31, 2021 and December 31, 2020:

(Amounts in US$’s)	March 31, 2021	December 31, 2020
Prepaid products and services	$4,866,641	$732,270
Deferred offering expenses	—	569,281
Prepaid rent and security deposit	149,710	171,560
	$5,016,351	$1,473,111

10. PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost when acquired. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Asset Type	Useful Life
Shop machinery and equipment	3 – 5 years
Computers and electronics	2 years
Office furniture and fixtures	3 – 5 years
Leasehold improvements	Shorter of remaining lease term or 5 years

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.

Property and equipment, net consisted of the following as of March 31, 2021 and December 31, 2020:

(Amounts in US$’s)	March 31, 2021	December 31, 2020
Shop machinery and equipment	$10,625,067	$9,960,626
Computers and electronics	699,959	575,452
Office furniture and fixtures	1,109,569	348,142
Building	4,800,903	—
Land	1,330,000	—
Leasehold improvements	718,091	274,314
	19,283,589	11,158,534
Less - accumulated depreciation	(10,210,823)	(8,872,068)
	$9,072,766	$2,286,466

For the three months ended March 31, 2021, the Company invested $6,798,994 in capital expenditures. There were no capital expenditures for the three months ended March 31, 2020.

The Company recognized $362,120 and $223,982 of depreciation expense for the three months ended March 31, 2021 and 2020, respectively.

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

Costs associated with operating leases are recorded as a single lease cost on a straight-line basis over the life of the lease. The single lease cost includes the cost of amortizing the operating lease ROU asset and accretion expense related to the operating lease liability and is included in general and administrative expenses on the Condensed Consolidated Statement of Operations. Costs associated with finance leases are recorded by amortizing the finance lease ROU asset, which is recorded as amortization on the Condensed Consolidated Statement of Operations, and the accretion of the finance lease liability, recognized as interest expense on the Condensed Consolidated Statement of Operations.

For all leases with a term of 12 months or less, the Company has elected the practical expedient to not recognize ROU assets and lease liabilities.

The Company has operating leases for office, manufacturing and warehouse space, office equipment, and vehicles. Amounts recognized as of March 31, 2021 and December 31, 2020 for operating leases were as follows:

(Amounts in US$’s)	March 31, 2021	December 31, 2020
Operating lease ROU assets	$2,974,443	$2,725,462
Operating lease liability	$3,153,740	$2,884,997

As part of the SKS business acquisition on February 25, 2021, the Company assumed a lease of flexible office space with a remaining term of approximately 28 months that will expire on July 1, 2023. A right-of-use asset and lease liability for $429,033 was recorded on February 25, 2021. Monthly payments are Israeli New Shekel (ILS) 53,735 during the remaining life of the lease. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms. The renewal periods, if any, were not included in the analysis of the right-to-use asset and lease liability as the Company does not consider them to be reasonably certain of being exercised, as comparable locations could generally be identified for comparable lease rates, without the Company incurring significant costs.

As part of the SKS business acquisition on February 25, 2021, the Company assumed vehicle leases with a remaining weighted average term of approximately 11 months. A total right-of-use asset and lease liability for $28,419 was recorded on February 25, 2021, excluding a deposit of $10,683 to be applied to future lease payments. Monthly average payments are ILS 5,970 during the remaining life of the leases. The leases included an implicit rate of return and no renewal options.

Other information related to the Company’s operating leases are as follows:

(Amounts in US$’s)	For the three months ended March 31, 2021
Operating lease ROU Asset – December 31, 2020	$2,725,462
Increase	457,452
Decrease	-
Amortization	(208,471)
Operating lease ROU Asset – March 31, 2021	$2,974,443

Operating lease liability – December 31, 2020	$2,884,997
Increase	457,452
Decrease	(10,683)
Amortization	(178,026)
Operating lease liability – March 31, 2021	$3,153,740

Operating lease liability – short term	$865,763
Operating lease liability – long term	2,287,977
Operating lease liability – total	$3,153,740

Operating lease cost	$252,334
Variable lease cost	$-
Short-term lease cost	$39,258

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$259,191

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s operating leases as of March 31, 2021 and December 31, 2020, respectively:

(Amounts in US$’s)	March 31, 2021	December 31, 2020
Weighted average remaining lease term	3.77 years	4.19 years
Weighted average discount rate	5.89%	5.95%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Condensed Consolidated Balance Sheet as of March 31, 2021:

(Amounts in US$’s)	Operating Leases
Remainder of 2021	$786,886
2022	894,857
2023	810,887
2024	641,648
2025	377,459
Thereafter	529
Total minimum lease payments	3,152,266
Less: effect of discounting	(358,526)
Present value of future minimum lease payments	3,153,740
Less: current obligations under leases	(865,763)
Long-term lease obligations	$2,287,977

Finance Leases

Information related to the Company’s finance leases are as follows:

(Amounts in US$’s)	For the three months ended March 31, 2021
Finance lease ROU Asset – December 31, 2020	$67,692
Increase	-
Amortization	(5,885)
Finance lease ROU Asset – March 31, 2021	$61,807

Finance lease liability – December 31, 2020	$55,236
Increase	-
Interest accretion	472
Payment	(14,758)
Finance lease liability – March 31, 2021	$40,950

Finance lease liability – short term	$36,504
Finance lease liability – long term	4,446
Finance lease liability – total	$40,950

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s finance leases as of March 31, 2021 and December 31, 2020, respectively:

(Amounts in US$’s)	March 31, 2021	December 31, 2020
Weighted average remaining lease term	0.90 years	1.10 years
Weighted average discount rate	3.46%	3.91%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the finance lease liabilities recorded on the Condensed Consolidated Balance Sheet as of March 31, 2021:

(Amounts in US$’s)	Finance Leases
Remainder of 2021	$32,455
2022	8,891
Total minimum lease payments	41,436
Less: effect of discounting	(396)
Present value of future minimum lease payments	40,950
Less: current obligations under leases	(36,504)
Long-term lease obligations	$4,446

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

The Company utilizes fair value measurements primarily in conjunction with the valuation of assets acquired and liabilities assumed in a business combination. In addition, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when an impairment is recognized. As of March 31, 2021, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities to any of its currently eligible financial assets or liabilities. The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of March 31, 2021, approximated their fair value due to their short-term nature.

13. BUSINESS ACQUISITIONS

Skyline Partners Technology LLC

On January 29, 2021, the Company completed the acquisition of Skyline Partners Technology LLC, a Colorado limited liability company that does business under the name Fastback Networks (“Fastback”), for cash consideration paid of $1,315,000 and the issuance of $1,500,000 aggregate principal amount of term notes and $11,150,000 aggregate principal amount of convertible notes that are convertible into common stock at a conversion price of $5.22 per share, subject to adjustment. See Note 15 – Debt Agreements for further discussion of the notes. The Company incurred acquisition-related costs of $78,966, of which $17,954 were expensed in the three months ended March 31, 2021 and $61,012 were expensed in fiscal year 2020, as included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at March 31, 2021:

(Amounts in US$’s)	Fair Value
Cash	$8,560
Accounts receivable	245,161
Inventory	358,254
Prepaid expenses	1,914,275
Property & equipment	201,693
Intangible assets:
Intellectual Property	3,501,744
Software	96,040
Goodwill	9,526,715
Total assets	15,852,442
Accounts payable	1,054,989
Accrued liabilities	173,678
Notes payable	210,000
Contract liabilities, current	212,947
Accrued warranty liability – long term	235,828
Total purchase consideration	$13,965,000

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis and working capital, as the Company has not yet completed the detailed valuation analyses as of the filing date of this Form 10-Q.

Sky Sapience Ltd.

On February 25, 2021, the Company completed the acquisition of Sky Sapience Ltd., a company organized under the laws of the State of Israel (“SKS”). The total preliminary purchase price consideration amounted to $12,331,831, subject to working capital and other post-closing adjustments, representing (i) cash paid on the closing date of $2,710,839, (ii) 2,555,209 shares of the Company’s common stock with a fair value of $9,070,992 or $3.55 per share, of which an aggregate of 1,151,461 shares is being held in an escrow fund for purposes of satisfying any post-closing indemnification claims of the sellers under the Share Purchase Agreement, and (iii) settlement of a pre-existing relationship in the amount of $550,000. The Company incurred acquisition-related costs of $163,808, of which $71,239 were expensed in the three months ended March 31, 2021 and $92,569 were expensed in fiscal year 2020, as included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at March 31, 2021:

(Amounts in US$’s)	Fair Value
Cash	$319,570
Accounts receivable	59,981
Inventory	1,228,638
Prepaid expenses	14,847
Other current assets	333,882
Property & equipment	147,733
Operating lease right-of-use assets	457,452
Intangible assets:
Goodwill	13,115,059
Total assets	15,677,162
Accounts payable	707,922
Accrued liabilities	431,406
Contract liabilities, current	1,759,234
Operating lease liabilities, current	194,298
Operating lease liabilities - long term	252,471
Total purchase consideration	$12,331,831

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The adoption of this standard had no material impact on the Condensed Consolidated Financial Statements. During the three months ended March 31, 2021 and 2020, the Company recorded no impairments.

The Company accounts for software costs in accordance with the provisions of ASC 985-20 – Costs of Software to be Sold, Leased, or Marketed. ASC 985-20 provides guidance on costs for software that is internally developed or purchased, including software to be either sold as a separate product or as part of a product or process. Costs incurred to establish technological feasibility of the software should be expensed as research and development when incurred, regardless of whether it is internally developed or purchased. Once technological feasibility has been achieved, the remaining costs incurred to develop the software should be capitalized. These costs should continue to be capitalized until the product is ready to be sold or marketed to customers, at which time, amortization of the capitalized costs begin.

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2021:

(Amounts in US$’s)	Total
Balance at December 31, 2020	$64,898,222
2021 Acquisitions	22,641,774
Balance at March 31, 2021	$87,539,996

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of March 31, 2021 and December 31, 2020:

(Amounts in US$’s)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trade names	$5,973,204	$(1,349,698)	$4,623,506
Licenses	350,000	(33,871)	316,129
Technology	39,350,000	(10,303,516)	29,046,484
Customer relationships	21,200,792	(5,484,917)	15,715,875
Intellectual property	3,729,537	(673,389)	3,056,148
Noncompete	937,249	(507,677)	429,572
Total definite-lived intangible assets at December 31, 2020	$71,540,782	$(18,353,068)	$53,187,714
Trade names	$5,973,204	$(1,563,569)	$4,409,635
Licenses	350,000	(51,371)	298,629
Technology	39,350,000	(11,942,848)	27,407,152
Customer relationships	21,200,792	(6,543,392)	14,657,400
Intellectual property	7,231,281	(907,856)	6,323,425
Noncompete	937,249	(624,833)	312,416
Capitalized software	1,771,040	(12,005)	1,759,035
Total definite-lived intangible assets at March 31, 2021	$76,813,566	$(21,645,874)	$55,167,692

Amortization expense of intangible assets was $3,292,806 and $2,607,670 for the three months ended March 31, 2021 and 2020, respectively. The Company’s amortization is generally based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets. However, capitalized software is amortized using greater of the (1) the net realizable value test, which is based on the proportion of current gross revenues to the total of current and estimated future gross revenues for the project or (2) straight-line amortization. The following table sets forth the weighted-average amortization period, in total and by major intangible asset class:

Asset Class	Weighted- Average Amortization period
Trade names	6.8 years
Licenses	5.0 years
Technology	6.0 years
Customer relationships	5.7 years
Intellectual property	6.7 years
Noncompete	2.0 years
Capitalized software	4.8 years
All Intangible assets	6.0 years

As of March 31 2021, assuming no additional amortizable intangible assets, the expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter was as follows:

(Amounts in US$’s)	Estimated
Remainder of 2021	$9,728,681
2022	12,846,684
2023	12,762,335
2024	10,651,778
2025	5,290,510
2026	2,396,458
Thereafter	1,491,246

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

Debt Discounts

The Company records debt discounts as a deduction from the carrying amount of the related indebtedness on its Condensed Consolidated Balance Sheet with the respective debt discount amortized in interest expense on its Condensed Consolidated Statement of Operations. In connection with the issuance of certain notes payable and senior convertible debentures, the Company, or its subsidiaries, issued warrants to purchase shares of its common stock and has BCFs. The warrants are exercisable at various exercise prices per share. The Company evaluated the terms of these warrants at issuance and concluded that they should be treated as equity. The fair value of the warrants was determined by using the Black-Scholes model and was recorded as a debt discount offsetting the carrying value of the debt obligation in the Condensed Consolidated Balance Sheet.

Debt Issuance Costs

The Company presents debt issuance costs as a direct deduction from the carrying amount of the related indebtedness on its Condensed Consolidated Balance Sheet and amortizes these costs over the term of the related debt liability using the straight-line method, which approximates the effective interest method. Amortization is recorded in interest expense on the Condensed Consolidated Statement of Operations.

Long-term debt consisted of the following as of March 31, 2021 and December 31, 2020:

		March 31, 2021		December 31, 2020
(Amounts in US$’s)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Secured Notes Payable
Secured note payable	February 28, 2020	$—	—	$788,709	12.5%
Secured note payable*	March 1, 2022	125,516	9.0%	150,710	9.0%
Secured note payable*	September 1, 2021	7,987	7.9%	10,790	7.9%
Secured note payable	November 26, 2021	1,000,000	15.0%	2,000,000	15.0%
Secured note payable	December 26, 2020	—	—	75,219	78.99%
Secured note payable	September 15, 2020	—	—	855,120	36.0%
Secured note payable	October 15, 2020	—	—	2,007,971	18.0%
Equipment financing loan	November 9, 2023	—	—	57,146	8.5%
Equipment financing loan	December 19, 2023	—	—	83,851	6.7%
Equipment financing loan	January 17, 2024	—	—	38,732	6.7%
Secured note payable	January 6, 2021	—	—	1,100,000	10.0%
Secured note payable	January 15, 2022	4,480,000	Variable	—	—
Secured loan	April 30, 2021	177,597	Variable	—	—
Total secured notes payable		5,791,100		7,168,248

Notes Payable
Note payable	September 30, 2020	—	—	500,000	15.0%
Note payable	September 30, 2020	—	—	175,000	15.0%
Note payable	August 31, 2020	—	—	3,500,000	18.0%
Note payable	July 9, 2019	—	—	—	—
Notes payable	December 6, 2019	—	—	66,700	18.0%
Note payable	November 30, 2020	—	—	500,000	15.0%
Notes payable	June 30, 2020	—	—	379,588	0.0%
Notes payable	June 30, 2020	—	—	165,986	0.0%
Note payable*	February 16, 2023	47,693	3.0%	83,309	3.0%
Note payable	September 30, 2020	—	—	290,000	12.0%
Notes Payable	October 13, 2020 through November 30, 2020	—	—	1,200,000	18.0%
Notes Payable	January 31, 2021 through February 23, 2021	—	—	550,000	18.0%
Notes Payable	February 10, 2021	1,500,000	10.0%	—	—
PPP loans	April 30, 2022 through May 26, 2022	455,184	1.0%	455,184	1.0%
PPP loan	May 14, 2022	24,028	1.0%	24,028	1.0%
PPP loan	August 11, 2025	103,659	1.0%	103,659	1.0%
Total notes payable		2,130,564		7,993,454

Senior Debentures
Senior debenture	December 31, 2019	—	—	84,000	15.0%
Total senior debentures		—		84,000

Convertible Notes Payable
Convertible note payable	January 29, 2021	—	—	374,137	24.0%
Convertible note payable	November 20, 2020	—	—	2,238,239	24.0%
Convertible notes payable	January 29, 2026	11,150,000	1.01%	—	—
Total convertible notes payable		11,150,000		2,612,376

Senior Convertible Debentures
Senior convertible debenture	December 31, 2021	—	—	250,000	15.0%
Senior convertible debenture	November 30, 2020	—	—	1,000,000	15.0%
Total senior convertible debentures		—		1,250,000
Total long-term debt		19,071,664		19,108,078
Less unamortized discounts and debt issuance costs		(128,354)		(61,079)
Total long-term debt, less discounts and debt issuance costs		18,943,310		19,046,999
Less current portion of long-term debt		(7,210,439)		(18,340,706)
Debt classified as long-term debt		$11,732,871		$706,293

*	Note is in default. Refer to further discussion below.

Secured Notes Payable

In August 2016, InduraPower entered into a promissory note not to exceed the principal amount of $550,000 that bore interest at 8.5% per annum with a maturity date of August 31, 2018. InduraPower could draw funds under the note through February 28, 2017. Interest on this note was payable monthly and the full principal balance was due at maturity. On September 11, 2019, the note was amended with both parties agreeing that the outstanding balance of $813,709 would be due on February 28, 2020. This promissory note was secured by substantially all of the assets of InduraPower. As of December 31, 2020, an aggregate principal amount of $788,709 was outstanding under this note. The aggregate principal amount of this note was fully repaid during the first quarter of fiscal 2021.

In August 2016, InduraPower entered into a promissory note in the principal amount of $450,000 that bears interest at 9.0% per annum and matures on March 1, 2022. Interest-only payments were due monthly beginning October 1, 2016 through March 1, 2017. Monthly payments of $9,341 for interest and principal were due on this note for the following 60 consecutive months. As of March 31, 2021 and December 31, 2020, an aggregate principal amount of $125,516 and $150,710, respectively, was outstanding under this note. This promissory note is secured by all assets, certain real estate and cash accounts of InduraPower, and is guaranteed by certain officers of InduraPower. This promissory note is subjected to clauses, whereby InduraPower is required to meet certain financial and non-financial terms. InduraPower did not fulfill the requirements to maintain a balance of at least $155,159 at J.P. Morgan while the promissory note is outstanding and maintain a debt service coverage ratio of at least 1.25. Due to this breach of clauses for those covenants, the promissory note holder is contractually entitled to request immediate repayment of the outstanding promissory note, and/or increase the interest rate up to an additional 18% per annum. The outstanding balance is presented as a current liability as of March 31, 2021. The promissory note holder had not requested early repayment of the loan as of the date when these financial statements were approved by the Board of Directors.

In August 2016, InduraPower entered into a promissory note in the principal amount of $50,000 with an interest rate of 7.9% per annum and a maturity date of September 1, 2021. Beginning April 1, 2017, equal monthly payments of $1,011 for interest and principal are due on the note for 60 consecutive months. As of March 31, 2021 and December 31, 2020, an aggregate principal amount of $7,987 and $10,790, respectively, was outstanding under this note. This promissory note is secured by business equipment, certain real estate and cash accounts of InduraPower and is guaranteed by certain officers of InduraPower. This promissory note is subjected to clauses, whereby InduraPower is required to meet certain financial and non-financial terms. InduraPower did not fulfil the requirements to maintain a balance of at least $155,159 at J.P. Morgan while the promissory note is outstanding and maintain a debt service coverage ratio of at least 1.25. Due to this breach of clauses for those covenants, the promissory note holder is contractually entitled to request immediate repayment of the outstanding promissory note, and/or increase the interest rate up to an additional 18% per annum. The promissory note holder had not requested early repayment of the loan as of the date when these financial statements were approved by the Board of Directors.

In November 2019, DragonWave entered into a secured loan agreement with an individual lender pursuant to which DragonWave received a $2,000,000 loan that bore interest at the rate of 9.0% per annum and was scheduled to mature on November 26, 2021. Upon an event of default, the interest rate would automatically increase to 15% per annum on any unpaid principal and interest, compounded monthly, and all unpaid principal and accrued interest would become due on-demand. A late charge of 5% was to be charged for any balance overdue by more than 10 days. Accrued interest was calculated on a compound basis and is payable semi-annually in May and November of each year. Principal was scheduled to be due in full at maturity but can be prepaid in full or in part without penalty. The loan was secured by all of the assets of DragonWave and was guaranteed by COMSovereign. The debt issuance costs were the result of the issuance of 350,000 shares of common stock and a cash payment of $80,000. The Company defaulted on this loan during fiscal 2020, which caused the interest rate to increase to a monthly compounded rate of 15% per annum, a late charge of 5% was incurred, and the loan and accrued interest became due on-demand. Amounts recorded as debt discounts and issuance costs were fully amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations during the 2020 fiscal year, as a result of the loan becoming due on-demand from the default event. As of December 31, 2020, an aggregate principal amount of $2,000,000 was outstanding under this loan. On January 26, 2021, $1,000,000 of the principal amount of this loan and all accrued interest with a combined total of $1,227,043, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 17- Stockholders’ Equity, resulting in the issuance of 295,674 shares of common stock, along with warrants to purchase up to 295,674 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. As of March 31, 2021, there were no debt discounts and issuance costs remaining and an aggregate principal amount of $1,000,000 was outstanding under this loan.

On February 26, 2020, the Company entered into a $600,000 secured business loan that bore interest at 78.99% per annum which matured on December 26, 2020. Principal and interest payments of $19,429 were due weekly. The loan was secured by the assets of the Company. As of December 31, 2020, an aggregate principal amount of $75,219 was outstanding and past due under this loan. The aggregate principal amount of this loan was fully repaid during the first quarter of fiscal 2021.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020, the Company assumed a secured loan with FirstBank in the principal amount of $979,381 that bore interest at 5% per annum, with a maturity date of June 1, 2020. On August 5, 2020, the maturity date of this loan was extended to September 15, 2020, with a single payment of all unpaid principal and accrued interest then due, and the interest rate was increased to 36% per annum for any principal balance remaining unpaid past the extended maturity date. The loan was secured by certain assets of Sovereign Plastics. This loan was subjected to covenants, whereby Sovereign Plastics was required to meet certain financial and non-financial covenants at the end of each fiscal year. As of December 31, 2020, an aggregate principal amount of $855,120 was outstanding and past due under this loan. The aggregate principal amount of this loan was fully repaid during the first quarter of fiscal 2021.

On March 19, 2020, the Company entered into a secured loan agreement in the amount of $2,007,971 that bore interest at 5% per annum with a maturity date of August 31, 2020. On August 5, 2020, the maturity date of this loan was extended to October 15, 2020. Upon maturity, the interest rate automatically increased to 18% per annum, and a late charge of 5% was charged for any balance overdue by more than 10 days. Interest payments of $8,428 were due monthly, with the full principal amount due at maturity. The loan was secured by certain intellectual property assets of the Company. As of December 31, 2020, an aggregate principal amount of $2,007,971 was outstanding and past due under this loan. On January 26, 2021, the aggregate principal amount of this loan and accrued interest with a combined total of $2,250,255, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 17- Stockholders’ Equity, plus a 10,000 unit conversion bonus, resulting in the issuance of 552,231 shares of common stock, along with warrants to purchase up to 552,231 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020, the Company:

●	assumed an equipment financing loan with an aggregate principal balance of $64,865, which was secured by the related equipment, that bore interest at 8.5% per annum. Monthly principal and interest payments of approximately $1,680 were due over the term. As of December 31, 2020, an aggregate amount of principal of $57,146 was outstanding and past due under this loan. The aggregate principal amount of this loan was fully repaid during the first quarter of fiscal 2021.

●	assumed an equipment financing loan with an aggregate principal balance of $95,810, which was secured by the related equipment, that bore interest at 6.7% per annum. Monthly principal and interest payments of approximately $2,361 were due over the term. As of December 31, 2020, an aggregate amount of principal of $83,851 was outstanding and past due under this loan. The aggregate principal amount of this loan was fully repaid during the first quarter of fiscal 2021.

●	assumed an equipment financing loan with an aggregate principal balance of $43,957, which was secured by the related equipment, that bore interest at 6.7% per annum. Monthly principal and interest payments of approximately $1,063 were due over the term. As of December 31, 2020, an aggregate amount of principal of $38,732 was outstanding and past due under this loan. The aggregate principal amount of this loan was fully repaid during the first quarter of fiscal 2021.

On December 8, 2020, the Company entered into a secured loan agreement in the aggregate principal amount of $1,100,000 with an original issue discount of $100,000, that bore interest at the rate of 10% per annum and matured on January 6, 2021. Upon an event of default, the interest rate would automatically increase to 36% per annum on any unpaid principal, or the maximum amount permitted by applicable law, compounded monthly, and all unpaid principal and accrued interest would become due on-demand. Accrued interest and principal were due in full on the maturity date. A late charge of 10% would have been charged for any balance not paid when due. The loan was guaranteed by VNC and was secured by the Company’s equity interest in VNC, all of the assets of VNC and certain intellectual property assets of the Company. Daniel L. Hodges, the Company’s Chief Executive Officer, transferred a total of 23,334 shares of his personally owned, issued and outstanding common stock to the lender and brokers, as part of this transaction. The shares had a total fair value of $142,800. The Company accounted for this as a contribution from Mr. Hodges, with $102,000 assigned as debt discounts for additional consideration to the lender, and $40,800 assigned as debt issuance costs to the brokers. The Company incurred debt issuance costs to the placement agent of this transaction in the amount of $50,000. For the three months ended March 31, 2021, $60,579 of the debt discounts and issuance costs were amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations. As of December 31, 2020, an aggregate principal amount of $1,100,000 was outstanding under this loan. On January 26, 2021, $350,000 of the principal amount of this loan and accrued interest with a combined total of $495,584, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 17- Stockholders’ Equity, resulting in the issuance of 119,418 shares of common stock, along with warrants to purchase up to 119,418 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. The remaining $750,000 principal amount of this loan was fully repaid during the first quarter of 2021.

On January 15, 2021, in connection with its acquisition of the new manufacturing facility in Tucson, Arizona, AZCOMS entered into a secured loan agreement pursuant to which it received a loan in the amount of up to $5,355,000 that bears interest on the outstanding loan balance at the greater of (i) 8% per annum or (ii) 6.75% per annum in excess of the 1-month LIBOR rate, and matures on January 15, 2022. At the closing of the loan, the lender withheld $513,000 of the loan amount as an interest reserve. In addition, $875,000 of the loan amount was withheld and may be disbursed at later dates to pay for lender-approved improvements to the property secured by the loan. Interest is payable monthly. The loan is due in full at maturity. Upon an event of default, the interest rate on the loan will increase by an additional 5.00% per annum, and the outstanding principal amount of the loan, accrued interest thereon and fees may become due on-demand. Upon the maturity date or earlier date upon which the unpaid balance of the loan may become immediately payable due to acceleration, and on any prepayments of the loan, AZCOMS will owe an exit fee equal to the greater of (a) $53,850, or (b) 1.00% of the unpaid loan balance and all unpaid accrued interest and fees. Subject to certain terms and conditions and upon payment of a fee, AZCOMS may request a six-month extension of the maturity date. The loan is secured by the land, building and certain other assets of AZCOMS and is guaranteed by the Company and Daniel L. Hodges, the Company’s Chief Executive Officer. In addition, all rights to leases and rent related to the land and building assets have been assigned to the lender for potential non-performance by AZCOMS of its obligations under the loan. This loan is subject to certain financial and non-financial covenants on the part of AZCOMS at the end of each fiscal quarter and fiscal year. The Company incurred debt issuance costs for transaction in the amount of $89,787 and paid a cash discount totaling $65,567. For the three months ended March 31, 2021, $26,999 of the debt discounts and issuance costs were amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations. As of March 31, 2021, an aggregate principal amount of $4,480,000 was outstanding under this loan.

In connection with its acquisition of Fastback on January 29, 2021, COMSovereign assumed the obligations of the sellers on a secured loan in the principal amount of $210,000 that bears interest on the outstanding loan balance at the greater of (i) 5.75% per annum in excess of the Prime Rate or (ii) $4,000 per month, with a maturity date of April 30, 2021. Interest is payable monthly. Upon an event of default, the interest rate on the loan will increase by an additional 5.00% per annum, and the outstanding principal amount of the loan, accrued interest thereon and fees may become due on-demand. The loan is secured by the assets of Fastback. The balance of this loan is preliminary and based on the Company’s best estimate using information obtained as of the filing date of this Form 10-Q. See Note 13 – Business Acquisitions for further discussion of the Fastback business acquisition. As of March 31, 2021, an aggregate principal amount of $177,597 was outstanding under this loan and is currently past due as of the filing date of this Form 10-Q.

Notes Payable

In connection with its acquisition of DragonWave and Lextrum in April 2019, COMSovereign assumed the obligations of the seller on a promissory note in the principal amount of $500,000 that bore interest at 12.0% per annum with a maturity date of October 17, 2017. On October 1, 2019, the maturity date was extended until September 30, 2020 and the interest rate was reduced to 10% per annum. All unpaid accrued interest from October 2017 through September 30, 2019 was converted into 50,000 shares of common stock of COMSovereign. On April 21, 2020, all unpaid accrued interest from October 1, 2019 through December 31, 2019 was converted into 4,832 shares of common stock. Accrued interest and the full principal balance were due at maturity. Upon maturity, the interest rate increased to 15% per annum for any balance overdue by more than 5 days. As of December 31, 2020, an aggregate principal amount of $500,000 was outstanding and past due under this note. On January 26, 2021, the aggregate principal amount of this note and accrued interest with a combined total of $561,592, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 17- Stockholders’ Equity, resulting in the issuance of 135,324 shares of common stock, along with warrants to purchase up to 135,324 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

In connection with its acquisition of DragonWave and Lextrum in April 2019, COMSovereign assumed the obligations of the seller of a promissory note in the principal amount of $175,000 that bore interest at the rate of 15% per annum and was due on November 30, 2017. The interest rate increased to 18% per annum when the note became past due. On October 1, 2019, COMSovereign amended the promissory note to extend the maturity date to September 30, 2020 and changed the interest rate to 10% per annum. Both parties to the note also agreed to convert all unpaid accrued interest into 3,334 shares of common stock of COMSovereign, valued at $44,000. Accrued interest and principal were due and payable at maturity. Upon maturity, the interest rate increased to 15% per annum for any balance overdue by more than 5 days. As of December 31, 2020, an aggregate principal amount of $175,000 was outstanding and past due. The aggregate principal amount of this note was fully repaid during the first quarter of fiscal 2021.

In October 2017, DragonWave entered into a 90-day promissory note in the principal amount of $4,400,000 and received proceeds of $4,000,000. In January 2018, the promissory note was amended to accrue interest at the rate of 8% per annum and to extend the maturity date another 90 days. In August 2018, the maturity date was extended to December 31, 2018 with new payment terms. In September 2018, the maturity date was extended to February 28, 2019 with new payment terms. In October 2018, DragonWave amended the promissory note to clarify the payment of interest. On September 3, 2019, the promissory note was increased to $5,000,000 as all unpaid accrued interest was added to the principal balance. Additionally, the maturity date was extended to March 30, 2020 and the interest rate was changed to 10% per annum. Under this new amendment, interest payments were due and payable monthly. On April 21, 2020, the maturity date of this note was extended to August 31, 2020, the interest rate was increased to 12% per annum, and the Company provided to the lender 33,334 fully paid and non-assessable shares of its common stock that have been treated as debt issuance costs. On August 5, 2020, $1,500,000 principal amount of this note was extinguished in exchange for 333,334 shares of common stock with a fair value of $4.53 per share. As of December 31, 2020, an aggregate principal amount of $3,500,000 was outstanding under this note. On January 26, 2021, the aggregate principal amount of this note and accrued interest with a combined total of $4,211,069, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 17- Stockholders’ Equity, resulting in the issuance of 1,014,716 shares of common stock, along with warrants to purchase up to 1,014,716 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

On November 7, 2019, COMSovereign entered into several promissory notes in the aggregate principal amount of $450,100 that bore an effective interest rate at 133% per annum due to a single payment incentive, which matured on December 6, 2019. An aggregate principal amount of $200,100 was owed to three related parties out of the $450,100 promissory notes. Accrued interest and principal were due and payable at maturity. These notes had been past due and the Company was using an interest rate of 18% per annum to accrue interest on these notes. The Company repaid $250,000 of the aggregate principal amount of this promissory note during the first quarter of the 2020. An additional $133,400 of the aggregate principal amount of this promissory note, along with accrued interest and associated late fee penalties of $51,516, was fully extinguished on August 5, 2020 in exchange for 41,093 shares of common stock with a fair value of $4.53 per share. As of December 31, 2020, the aggregate principal amount of $66,700 was outstanding and past due under these notes. The aggregate principal amount of these notes was fully repaid during the first quarter of fiscal 2021.

On March 5, 2020, the Company sold a promissory note in the principal amount of $500,000 that matured on November 30, 2020 for a purchase price of $446,000. Additionally, in lieu of interest, the Company issued to the lender 16,667 shares of its common stock with a fair value of $57,000, which was recognized as a debt discount and amortized to interest expense over the term of the note. Any principal balance remaining unpaid past the maturity date accrued interest at a rate of 15% per annum. As of December 31, 2020, an aggregate principal amount of $500,000 was outstanding and past due under this note. On January 26, 2021, the aggregate principal amount of this note and accrued interest with a combined total of $511,712, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 17- Stockholders’ Equity, resulting in the issuance of 123,305 shares of common stock, along with warrants to purchase up to 123,305 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020, the Company:

●	entered into several promissory notes with the sellers in the aggregate principal amount of $409,586 that do not bear interest and with a maturity date of June 30, 2020 and monthly principal payments. As of December 31, 2020, the aggregate amount of $379,588 was outstanding and past due under these notes. However, there were no penalties associated with this default. The aggregate principal amount of these notes was fully repaid during the first quarter of fiscal 2021.

●	agreed to pay an aggregate of $165,987 to the sellers on or before June 30, 2020. The agreement was not interest bearing. As of December 31, 2020, an aggregate amount of $165,986 was outstanding and past due under these notes. However, there were no penalties associated with this default. The aggregate principal amount of these notes was fully repaid during the first quarter of fiscal 2021.

●	assumed a note payable in the amount of $86,866 bearing interest at 3% per annum and with a maturity date of February 16, 2023. Monthly payments in the amount of $3,773 for principal and interest are due over the term. As of March 31, 2021 and December 31, 2020, an aggregate principal amount of $47,693 and $83,309 was outstanding and past due under this note, respectively. However, there are no penalties associated with this default.

On May 29, 2020, the Company entered into a promissory note in the principal amount of $290,000 with an original issue discount of $40,000 and a maturity date of September 30, 2020. The full $290,000 balance was due at maturity, with interest accruing at a rate of 12% per annum for any principal balance remaining unpaid past the maturity date. As of December 31, 2020, an aggregate principal amount of $290,000 was outstanding and past due under this note. On January 26, 2021, the aggregate principal amount of this note, a 10% principal bonus, and accrued interest with a combined total of $330,250, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 17- Stockholders’ Equity, resulting in the issuance of 79,579 shares of common stock, along with warrants to purchase up to 79,579 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

Between July 2, 2020 and August 21, 2020, the Company borrowed an aggregate of $1,200,000 from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes were between $50,000 and $200,000. The notes had maturity dates between October 13, 2020 and November 30, 2020 that bore interest at a rate of 15% per annum, with interest accrued at an annually compounded rate of 18% per annum for any principal balance remaining unpaid past the maturity date. Daniel L. Hodges, the Company’s Chief Executive Officer, transferred a total of 96,634 shares of his personally owned, issued and outstanding common stock to the accredited investors and brokers, as part of this transaction. The shares had a total fair value of $478,726. The Company accounted for this as a contribution from Mr. Hodges, with $398,540 assigned as debt discounts for additional consideration to the accredited investors, and $80,186 assigned as debt issuance costs to the brokers. The Company incurred additional debt issuance costs to the brokers of this transaction in the amount of $21,000. The amounts recorded as debt discounts and issuance costs were fully amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations during the 2020 fiscal year. As of December 31, 2020, an aggregate principal amount of $1,200,000 was outstanding and past due under these notes. On January 26, 2021, $750,000 of the aggregate principal amount of these notes, a 10% principal bonus, and accrued interest with a combined total of $885,995, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 17- Stockholders’ Equity, resulting in the issuance of 213,496 shares of common stock, along with warrants to purchase up to 213,496 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. The remaining $450,000 aggregate principal amount of these notes was fully repaid during the first quarter of fiscal 2021.

Between November 4, 2020 and November 24, 2020, the Company borrowed an aggregate of $550,000 from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes were between $50,000 and $100,000. The notes had maturity dates between January 31, 2021 and February 23, 2021 that bore interest at a rate of 15% per annum, with interest accrued at an annually compounded rate of 18% per annum for any principal balance remaining unpaid past the maturity date. Daniel L. Hodges, the Company’s Chief Executive Officer, transferred a total of 38,334 shares of his personally owned, issued and outstanding common stock to the accredited investors, as part of this transaction. The Company accounted for this as a contribution from Mr. Hodges, with the total fair value of the shares of $259,600 assigned as debt discounts for additional consideration to the accredited investors. The Company defaulted on these notes during the 2020 fiscal year, causing the interest rate to increase to an annually compounded rate of 18% per annum, and the note and accrued interest to become due on-demand. The amounts recorded as debt discounts were fully amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations during the 2020 fiscal year, as a result of the notes becoming due on-demand from the default event. As of December 31, 2020, an aggregate principal amount of $550,000 was outstanding under these notes. On January 26, 2021, $500,000 of the aggregate principal amount of these notes, a 10% principal bonus, and accrued interest with a combined total of $565,740, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 17- Shareholders’ Equity, resulting in the issuance of 136,324 shares of common stock, along with warrants to purchase up to 136,324 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. The remaining $50,000 aggregate principal amount of these notes was fully repaid during the first quarter of fiscal 2021.

In connection with its acquisition of Fastback on January 29, 2021, the Company issued to the sellers $1,500,000 aggregate principal amount of term promissory notes. The individual principal amounts of the notes ranged from $1,500 to $393,484. These notes bear interest at the rate of 10% per annum and mature on the earlier of (i) January 1, 2022, (ii) the date on which an aggregate of $6,000,000 worth of products and services are sold following the acquisition date by (A) Fastback or (B) the Company and its subsidiaries (other than Fastback) to certain specified Fastback customers, or (iii) the date on which the Company issues and sells shares of its common stock or debt securities to investors in a bona-fide arms-length financing transaction for aggregate consideration of at least $12,000,000. Interest is payable in cash semi-annually in arrears on each June 1 and December 1, commencing on June 1, 2021, and on the maturity date. Upon an event of default, the interest rate will automatically increase to 15% per annum compounded semi-annually, and all unpaid principal and accrued interest may become due on-demand. Principal and any unpaid accrued interest are due on the maturity date. Upon maturity, the interest rate will automatically increase to 15% per annum compounded semi-annually on any unpaid principal. These notes matured on February 10, 2021 upon the Company’s closing of a public offering, as disclosed in Note 17- Shareholders’ Equity. However, the representative of the Fastback sellers has requested that the Company withhold payment of principal and interest on these notes until a dispute among such sellers can be resolved. As payment was withheld at the request of the sellers’ representative, no event of default has occurred and interest has been accrued only through the maturity date.

Between April 30 and May 26, 2020, six of the Company’s subsidiaries received loan proceeds in the aggregate amount of $455,184 under the Paycheck Protection Program (“PPP”). The PPP loan has a maturity of 2 years and an interest rate of 1% per annum. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable pursuant to section 1106 of the CARES Act, after a period of up to 24 weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 40 percent of the amount forgiven can be attributable to non-payroll costs. Further, the amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period of up to 24 weeks. As of March 31, 2021 and December 31, 2020, an aggregate amount of principal of $455,184 was outstanding under these loans. In May 2021, the two of the Company’s subsidiaries were notified that the entire principal amount of their outstanding loans in the aggregate amount of $74,591, along with all accrued interest, was forgiven under the terms of the PPP.

In connection with the VNC acquisition on July 6, 2020, the Company assumed a PPP loan in the principal amount of $24,028 bearing interest at 1% per annum and with a maturity date of May 14, 2022. Terms are consistent with the Company’s other PPP loans. As of March 31, 2021 and December 31, 2020, an aggregate amount of principal amount of $24,028 was outstanding under this loan. On May 7, 2021, the Company was notified that the entire principal amount of its outstanding loan in the amount of $24,028, along with all accrued interest, was forgiven under the terms of the PPP.

On August 11, 2020, one of the Company’s subsidiaries received loan proceeds in the aggregate amount of $103,659 under the PPP. The PPP loan has a maturity of 5 years and an interest rate of 1% per annum. Terms are consistent with the Company’s other PPP loans. As of March 31, 2021 and December 31, 2020, an aggregate principal amount of $103,659 was outstanding under this loan.

Senior Debentures

In connection with its acquisition of DragonWave and Lextrum in April 2019, COMSovereign assumed the obligations of the seller of $100,000 aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $24.00 or (2) 80% of the common stock price offered under the next equity offering. On April 30, 2020, these debentures were modified to remove the conversion feature and only have settlement through cash. During fiscal 2020, these debentures became past due and interest accrued at a rate of 15% per annum. As of December 31, 2020, an aggregate principal amount of $84,000 was outstanding under these debentures. The aggregate principal amount of this debenture was fully repaid during the first quarter of fiscal 2021.

Convertible Notes Payable

On July 7, 2020, the Company sold a convertible promissory note in the principal amount of $285,714 with an original issue discount of $35,714 that bore interest at a rate of 12.5% per annum, and warrants to purchase an additional 52,910 shares of common stock. Warrants to purchase up to 9,260 shares of common stock, were also issued to an unrelated third-party as a placement fee for the transaction. Terms and maturities are similar to the April 29, 2020 note, as disclosed in the Company’s annual 10-K, and warrants. In connection with this note, the Company recognized a BCF of $139,810, a debt discount of $50,128 associated with the issuance of warrants to the note holder, and debt issuance costs of $35,539, which were all recorded as debt discounts. On July 28, 2020, the Company defaulted on this note under the related Registration Rights Agreement by not filing a registration statement by July 28, 2020. As a result, the aggregate principal balance increased by $88,423, which was composed of an $86,339 penalty payment-in-kind and a $2,084 interest payment-in-kind, representing 130% of the outstanding principal and accrued interest balance on the default date. In addition, the interest rate was increased to 24% per annum, and the note and accrued interest is due on-demand. As of December 31, 2020, there was an aggregate principal amount of $374,137 was outstanding and past due under this note. On January 22, 2021, the note holder converted the full principal of $374,137 and all accrued interest of $44,398 into 155,013 shares of common stock.

On August 21, 2020, the Company sold a convertible promissory note in the principal amount of $1,700,000 with an original issue discount of $200,000 that bore interest at a rate of 5.0% per annum and matured on November 20, 2020. Accrued interest and principal are due on the maturity date. Upon maturity, the interest rate automatically increased to the lesser of 18% per annum or the maximum amount permitted by applicable law on any unpaid principal and accrued interest. Upon a default event, a penalty would be incurred of 130% of the outstanding principal and accrued interest balance on the default date, the interest rate would increase to 24% per annum, and the note and accrued interest would become due on-demand. Following the maturity date, the note was convertible into shares of common stock at a conversion price equal to 65% of the lowest volume weighted average price of the common stock during the 20 consecutive trading days immediately preceding the conversion date, which the Company recognized as a BCF of $160,000. As additional consideration for the loan, the Company issued to the lender 133,334 shares of common stock at a fair value of $10.05 per share. Warrants to purchase up to 17,857 shares of common stock that are exercisable for a purchase price of $8.40 per share at any time on or prior to August 20, 2025, were also issued to an unrelated third-party as a placement fee for the transaction. In connection with this note, the Company recognized a debt discount of $1,340,000 associated with the issuance of shares to the note holder, and debt issuance costs of $231,149, which were all recorded as debt discounts. As of December 31, 2020, an aggregate principal amount of $2,238,239 was outstanding and past due under this note. On November 21, 2020, the Company defaulted on this note by not repaying the principal and accrued interest by the maturity date, which resulted in the aggregate principal balance increasing by $538,239, which was composed of an $516,517 penalty payment-in-kind and a $21,722 interest payment-in-kind, representing 130% of the outstanding principal and accrued interest balance on the default date. In addition, the interest rate was increased to 24% per annum. The aggregate principal amount of this note was fully repaid during the first quarter of fiscal 2021.

In connection with its acquisition of Fastback on January 29, 2021, the Company issued to the sellers $11,150,000 aggregate principal amount of convertible promissory notes. The individual principal amounts of the notes ranged from $5,575 to $5,575,000. These notes initially bear interest at the rate of 1.01% per annum, which is to be adjusted to the prime rate as published by the Wall Street Journal on each annual anniversary of the issuance date, and mature on January 29, 2026. Interest is payable in cash annually in arrears on each January 1. Commencing on January 29, 2022, the outstanding principal and accrued interest on these notes may be converted in full to shares of the Company’s common stock at a conversion price of $5.22 per share, subject to adjustment. Upon an event of default, the interest rate will automatically increase to 15% per annum compounded annually, and all unpaid principal and accrued interest may become due on-demand. Principal and any unpaid accrued interest are due on the maturity date. Upon maturity, the interest rate will automatically increase to 15% per annum compounded annually on any unpaid principal. As of March 31, 2021, an aggregate principal amount of $11,150,000 was outstanding.

Senior Convertible Debentures

On September 24, 2019, COMSovereign sold $250,000 aggregate principal amount of 10% Senior Convertible Debentures that bore interest at a rate of 10% per annum and were scheduled to mature on December 31, 2021. Interest is paid semi-annually in arrears in June and December of each year in cash or, at COMSovereign’s option, in shares of common stock at the conversion price that is equal to the lesser of (1) $7.50 or (2) a future effective price per share of any common stock sold by COMSovereign. Upon an event of default, the interest rate shall automatically increase to 15% per annum. In connection with these debentures, COMSovereign recognized a BCF of $69,000 and a debt discount of $181,000 associated with the issuance of warrants, both of which were recorded as debt discounts. On April 21, 2020, all unpaid accrued interest through December 31, 2019 was converted into 2,234 shares of common stock. Also on April 21, 2020, all the outstanding warrants were exercised at $0.03 per share into 94,510 issued shares of the Company’s common stock, resulting in full recognition in interest expense of the remaining debt discount of approximately $139,000 associated with the issuance of warrants. On April 30, 2020, these debentures were amended to provide for the conversion of the debentures into shares of the Company’s common stock instead of COMSovereign’s common stock. Additionally, the conversion price was changed from $7.50 per share to $2.268 per share. The Company defaulted on these debentures during the current fiscal year, causing the interest rate to increase to 15% per annum, and the debentures and accrued interest to become due on-demand. Amounts recorded as debt discounts were fully amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations during the 2020 fiscal year, as a result of the debentures becoming due on-demand from the default event. As of December 31, 2020, an aggregate principal amount of $250,000 was outstanding and past due under these debentures. On January 26, 2021, the holder of these debentures converted the full principal of $250,000 and all accrued interest of $33,921 into 125,186 shares of common stock.

On July 2, 2020, the Company sold $1,000,000 aggregate principal amount of 9% Senior Convertible Debentures to an accredited investor that bore interest at a rate of 9% per annum and a maturity date of September 30, 2020. During the third quarter of the 2020 fiscal year, the maturity date of these debentures was extended to November 30, 2020. Accrued interest and principal were due on the maturity date, with interest paid in cash or, at the Company’s option, in shares of common stock at the conversion price of $3.00 per share. Upon an event of default, the interest rate would automatically increase to 15% per annum. The debentures were convertible into shares of the Company’s common stock at a conversion price of $3.00 per share. The Company also issued warrants to purchase 33,334 shares of common stock that are exercisable for a purchase price of $3.00 per share, at any time on or prior to the earlier of December 31, 2022 or the second anniversary of the Company’s consummation of a public offering of its common stock in connection with an up-listing of the common stock to a national securities exchange. In connection with these debentures, the Company recognized a BCF of $131,477 and a debt discount of $31,477 associated with the issuance of warrants, both of which were recorded as debt discounts. Amounts recorded as debt discounts were fully amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations during the 2020 fiscal year, as a result of the debentures becoming due on-demand from the default event. As of December 31, 2020, an aggregate principal amount of $1,000,000 was outstanding and past due under these debentures. On January 26, 2021, the holder of these debentures converted the principal amount of $900,000 into 300,000 shares of common stock. The remaining principal amount $100,000 and accrued interest with a combined total of $160,568, was fully extinguished on January 26, 2021 at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 17- Stockholders’ Equity, resulting in the issuance of, along with warrants to purchase up to 38,713 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

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

Future maturities contractually required by the Company under long-term debt obligations are as follows for the years ending December 31:

(Amounts in US$’s)
Remainder of 2021	$1,347,919
2022	6,470,086
2023	—
2024	—
2025	103,659
Thereafter	11,150,000
Total	$19,071,664

See Note 22 – Subsequent Events for details regarding additional debt incurred after March 31, 2021.

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

Accrued Liabilities – Related Party

As of March 31, 2020 and December 31, 2020, the accrued liabilities – related party balance was $60,000 and $30,000, respectively, which represented amounts owed to various contractors, officers and employees of the Company as described below.

On November 10, 2017, the Company and Global Security Innovative Strategies, LLC (“GSIS”), a company in which David Aguilar, a member of the Company’s Board of Directors, is a principal, entered in an agreement (the “GSIS Agreement”) pursuant to which GSIS agreed to provide business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for the Company. The GSIS Agreement had an initial term of six months beginning on November 1, 2017. On September 26, 2018, the parties amended the GSIS Agreement to extend the period of service through September 2019 with monthly automatic renewals thereafter. The Company also agreed to issue an option to purchase 100,000 shares of the Company’s common stock at a strike price of $1.00, or $100,000. This option immediately vested and terminates on September 26, 2022. Pursuant to the GSIS Agreement, GSIS is paid a fee of $10,000 per month. In addition, GSIS is paid for the expenses incurred in connection with the performance of its duties under the GSIS Agreement. Either party may terminate or renew the GSIS Agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party. As of March 31, 2021 and December 31, 2020, GSIS was owed $60,000 and $30,000, respectively, for normal monthly retainers and expenses incurred and these amounts were recorded in accrued liabilities – related party.

Notes Payable – Related Party

On August 5, 2019,Daniel L. Hodges, the Company’s Chairman and Chief Executive Officer, and his wife, loaned DragonWave $200,000 at an interest rate of 5.0% per annum and an 18.0% default interest rate with a maturity date of December 31, 2020. Interest was payable monthly while the full principal balance was due at maturity. During fiscal 2020, this loan became past due and was accruing interest at an increased default rate of 18.0% per annum. As of December 31, 2020, $200,000 was outstanding and past due under the loan. The aggregate principal amount of this note was fully repaid during the first quarter of fiscal year 2021.

On July 1, 2020, Brent Davies, a member of the Company’s Board of Directors and Audit Committee, loaned the Company $50,000 at an interest rate of 4.80% per annum with an original maturity date of August 31, 2020. This note was amended to extend the maturity date to November 30, 2020. Interest and the full principal balance was due at maturity. During fiscal 2020, this loan became past due and was accruing interest at an increased default rate of 18.0% per annum. As of December 31, 2020, $50,000 was outstanding and past due under the loan. The aggregate principal amount of this note was fully repaid during the first quarter of fiscal year 2021.

Between October 15, 2020 and December 28, 2020, the Company borrowed an aggregate of $600,000 from Dr. Dustin McIntire, the Company’s Chief Technology Officer, and issued promissory notes evidencing such loans. The principal amounts of the notes were between $100,000 and $350,000, and such notes bore interest at 10% per annum and were due between January 14, 2021 and March 28, 2021. As of December 31, 2020, $600,000 was outstanding under these notes. The aggregate principal amount of these notes was fully repaid during the first quarter of fiscal year 2021.

Between November 13, 2020 and December 24, 2020, the Company borrowed an aggregate of $160,000 from Richard J. Berman, a member of the Company’s Board of Directors, and issued promissory notes evidencing such loans. The principal amounts of the notes were between $40,000 and $120,000, and such notes bore interest at 8% per annum and were due between February 12, 2021 and March 23, 2021. As of December 31, 2020, $160,000 was outstanding under these notes. On January 26, 2021, the aggregate principal amount of this note, a 10% principal bonus, and all accrued interest with a combined total of $177,517, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 17- Stockholders’ Equity, resulting in the issuance of 42,776 shares of common stock, along with warrants to purchase up to 42,776 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

17. STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2021

As of March 31, 2021, the Company had 100,000,000 shares of preferred stock authorized for issuance, none of which were issued and outstanding and 300,000,000 shares of common stock authorized for issuance and 66,308,177 shares of common stock issued and outstanding.

On May 26, 2020, the board of directors of the Company and stockholders holding a majority of the outstanding shares of the Company’s common stock approved resolutions authorizing the board of directors to effect the Split of the Company’s common stock at an exchange ratio of up to 1-for-3, with the board of directors retaining the discretion as to whether to implement the Split. On December 16, 2020, the Company’s board of directors approved a ratio for the Split of 1-for-3, which was effected on January 21, 2021. The Condensed Consolidated Financial Statements and accompanying notes give effect to this Split as if it occurred at the beginning of the first period presented.

Public Offerings

On January 26, 2021 (the “First Offering Closing Date”), the Company sold an aggregate of 3,855,422 units at a price to the public of $4.15 per unit (the “First Offering”), each unit consisting of one share of the Company’s common stock, and a warrant to purchase one share of common stock at an exercise price of $4.50 per share (the “First Offering Warrants”), pursuant to an Underwriting Agreement, dated as of January 21, 2021 (the “First Offering Underwriting Agreement”), between the Company and the representative (the “Representative”) of the several underwriters named in the Underwriting Agreement. In addition, pursuant to the First Offering Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 578,312 additional shares of common stock, and/or 578,312 additional First Offering Warrants, to cover over-allotments in connection with the First Offering, which the Representative partially exercised to purchase 578,312 Warrants on the First Offering Closing Date. For additional information on these First Offering Warrants, see Note 18 – Share-Based Compensation.

The common stock and the warrants of the First Offering were offered and sold to the public pursuant to the Company’s registration statement on Form S-1 (File No. 333-248490), filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on August 28, 2020, as amended, and which became effective on January 21, 2021.

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

Pursuant to the First Offering Underwriting Agreement, the Company also agreed to issue to the Representative warrants (the “Representative’s First Offering Warrants”) to purchase up to a total of 154,216 shares of common stock (4% of the shares of common stock sold in the First Offering). See Note 18 – Share-Based Compensation.

The total expenses of the First Offering were approximately $2.7 million, which included the underwriting discounts and commissions and the Representative’s reimbursable expenses relating to the First Offering. As part of this offering, the Company also issued 100,000 warrants to purchase the Company’s common stock at $4.15 per share to compensate a vendor for certain offering costs. See Note 18 – Share-Based Compensation.

On February 10, 2021 (the “Second Offering Closing Date”), the Company sold an aggregate of 5,647,059 shares of the Company’s common stock, at a price to the public of $4.25 per share (the “Second Offering”), pursuant to an Underwriting Agreement, dated as of February 10, 2021 (the “Second Offering Underwriting Agreement”), between the Company the Representative of the several underwriters named in the Second Offering Underwriting Agreement. In addition, pursuant to the Second Offering Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 847,058 additional shares of common stock to cover over-allotments in connection with the Second Offering, which the Representative exercised in full on February 11, 2021.

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

Pursuant to the Second Offering Underwriting Agreement, the Company also issued to the Representative warrants (the “Representative’s Second Offering Warrants”) to purchase up to a total of 225,882 shares of common stock (4% of the shares of common stock sold in the Second Offering), of which warrants to purchase 198,776 shares of common stock were registered under the Securities Act and warrants to purchase 27,106 shares of common stock were issued in a private placement to the Representative. See Note 18 – Share-Based Compensation.

The total expenses of the Second Offering were approximately $2.6 million, which included the underwriting discounts and commissions and the Representative’s reimbursable expenses relating to the Second Offering.

Consulting Agreements and Settlements with Vendors

On January 31, 2020, the Company entered into an agreement with a consultant to replace an existing consulting agreement between the consultant and the Company to allow the consultant to elect to take from 50% to 100% of its compensation in the form of common stock based on an agreed upon conversion calculation. Any difference between the amount due and the actual fair value of the shares issued in payment is recorded as general and administrative expense in the Company’s Condensed Consolidated Financial Statements. Common stock to be issued to the consultant will be paid on a quarterly basis. On March 12, 2020, the Company issued 55,032 shares of its common stock in satisfaction of $106,238 that was owed by Lextrum to the consultant for services previously rendered. The fair value on the issue date of the 55,032 shares of common stock was $193,160. As of March 31, 2021, 7,571 shares of common stock, with a fair value of $20,215, are recorded as unissued shares, as discussed below, for services rendered for the first quarter of the 2021 fiscal year.

On December 9, 2020, the Company entered into an agreement with a consultant that required the payment of 5,000 shares of its common stock with a fair value of $30,750 at the inception of the contract with the obligation to perform services in the future. These shares of common stock were issued on December 14, 2020. As of December 31, 2020, 2,125 of these shares of common stock had vested and expense totaling $13,069 has been recognized, through satisfaction of the performance obligation. During the first quarter of the fiscal 2021 year, the remaining shares totaling 2,875 vested and $17,681 of additional expense was recognized.

Unissued Shares

As of March 31, 2021, the Company had agreements in place for which shares of common stock were subscribed or shares were called for to settle debt or compensate vendors, although shares had not been administratively issued. These agreements have met the equity classification requirements and a corresponding increase to additional paid in capital has been recorded. Upon their issuance, the par value of these shares will be reclassified into common stock and the shares entered as outstanding. If these shares had been issued on of March 31, 2021, no change in EPS would have been noted. Unissued shares as of March 31, 2021 totaled approximately 7,571 shares and were issued subsequent to that date.

Dividends

The Company did not pay dividends to holders of its common stock during the three months ended March 31, 2021. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. In addition, current or future loan agreements may restrict the Company’s ability to pay dividends. The Company does not anticipate declaring or paying any cash dividends on common stock in the foreseeable future.

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

For employee awards, the Company elected to utilize the simplified method of estimating the expected life of options as allowed by SEC Staff Accounting Bulletin (“SAB”) 107. The Company believes this to be a better estimate of the expected life given the lack of historical information. For nonemployee awards, the Company will utilize the stated term of the award. Forfeitures will be accounted for as they occur for both employee and nonemployee awards. Upon exercise or conversion of any share-based payment transaction, the Company will issue shares, generally as new issuances.

Share-based compensation for employees and non-employees is recorded in the Condensed Consolidated Statement of Operations as a component of general and administrative expense with a corresponding increase to additional paid-in capital in shareholders’ equity.

As described in Note 17 – Stockholders’ Equity, effective January 21, 2021, the Company enacted the Split of the Company’s common stock. As a result, the Company has given effect to the Split as if it occurred at the beginning of the first period presented for all share-based compensation.

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

A total of 3,333,334 shares of the Company’s common stock are authorized for issuance with respect to awards granted under the 2020 Plan. Any shares subject to awards that are not paid, delivered or exercised before they expire or are cancelled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2020 Plan. As of March 31, 2021, 908,505 options have been issued under the 2020 Plan, of which 33,334 were forfeited, 3,333 have been exercised, and 2,458,163 shares authorized under the 2020 Plan remained available for award purposes.

The 2020 Plan will terminate on May 1, 2030. The maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2020 Plan is ten years after the initial date of the award.

Restricted Stock Awards

On December 2, 2019, the Company’s Board of Directors granted an aggregate of 633,336 RSAs to nine officers and directors (“Participant”) at a grant date fair value of $2.46 per share. The original vesting period for these RSAs is as follows: 283,339 were to vest on the one-year anniversary of the grant date; 283,331 were to vest on the two-year anniversary of the original grant date; and 66,666 were scheduled to vest on the three-year anniversary of the original grant date. As of December 31, 2020, 283,339 RSAs had vested. In the first quarter of fiscal 2021, the Company modified the RSA awards for two individuals to accelerate the final vesting of their awards in consideration of the individuals’ separation and/or retirement. This modification resulted in the vesting of an additional 50,000 RSAs. An incremental compensation expense was recognized for the modification totaling $166,920 during the three months ended March 31, 2021. As of March 31, 2021, the remaining unvested RSAs from these awards, totaling 299,997, are scheduled to vest as follows: 233,331 are scheduled to vest on the two-year anniversary of the original grant date; and 66,666 were scheduled to vest on the three-year anniversary of the original grant date.

On January 26, 2021, the Company’s Board of Directors granted an aggregate of 66,667 RSAs to one director at a grant date fair value of $4.50 per share. The vesting period for these RSAs is as follows: 33,334 vest on the one-year anniversary of the grant date and 33,333 vest on the two-year anniversary of the original grant date.

For all RSAs that are currently outstanding, if the Participant’s employment with, engagement by, or service to the Company terminates for any reason (other than due to disability, retirement or death, or termination by employee for “Good Cause” as defined pursuant to a written employment contract) prior to the vesting of all or any portion of the RSAs granted, such RSAs shall immediately be cancelled. If the Participant’s employment with, engagement by, or service to the Company terminates due to the Participant’s death, disability or retirement, or by termination by such employee for “Good Cause” as defined pursuant to a written employment contract, the Participant shall become 100% vested in the RSAs granted as of the date of any such termination. There were no RSAs that were forfeited in the three months ended March 31, 2021. For the three months ended March 31, 2021, the Company recognized $349,080 of compensation expense related to RSAs and had unrecognized compensation cost for RSAs totaling $821,706. There was neither any share-based compensation expense related to RSAs nor unrecognized compensation cost for RSAs for the three months ended March 31, 2020.

Stock Options

No options were granted during the three months ended March 31, 2021 and 2020.

The following tables represent stock option activity for the three months ended March 31, 2021 and March 31, 2020:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2020	3,433,515	$1.59	2.01	$15,220,798
Exercisable – December 31, 2020	3,400,181	1.58	1.99	15,128,796
Granted	—	—
Exercised	(3,333)	0.15
Cancelled or Expired	(33,334)	8.70
Outstanding – March 31, 2021	3,396,848	1.52	1.78	3,984,796
Exercisable – March 31, 2021	3,380,181	1.52	1.77	3,984,796

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	2,898,347	$1.90	1.92	$2,264,770
Exercisable – December 31, 2019	2,898,347	$1.90	1.92	$2,264,770
Granted	—	—
Exercised	—	—
Cancelled or Expired	(333,335)	1.89
Outstanding – March 31, 2020	2,565,012	1.90	1.91	4,898,470
Exercisable – March 31, 2020	2,565,012	1.90	1.91	4,898,470

The Company recognized $7,374 of share-based compensation expense related to options for the three months ended March 31, 2021. There was no share-based compensation expense related to options for the three months ended March 31, 2020. Compensation expense related to stock options is recorded in general and administrative in the Condensed Consolidated Statement of Operations. For the three months ended March 31, 2021, the Company has $9,836 of unrecognized compensation expense related to options. There was no unrecognized compensation expense related to options for the three months ended March 31, 2020.

Warrants

On January 26, 2021, the Company issued warrants to purchase an aggregate of 2,751,556 shares of the Company’s common stock as partial consideration for the debt extinguishments disclosed in Note 15 – Debt Agreements and Note 16 – Related Party Transactions. The warrants have an exercise price of $4.50 per share and an expiration date of January 26, 2026. The issuance date fair value of these warrants, using the Black-Scholes Option-Pricing model, was estimated to be $1.597 per share for a total of $4,394,235. None of these warrants were exercised during the three months ended March 31, 2021.

On January 26, 2021, the Company issued warrants to purchase an aggregate of 4,433,734 shares of the Company’s common stock as portion of the Units offered in the Company’s First offering as disclosed in Note 17 – Stockholders’ Equity. The warrants have an exercise price of $4.50 per share and an expiration date of January 26, 2026. The issuance date fair value of these warrants, using the Black-Scholes Option-Pricing model, was estimated to be $1.597 per share for a total of $7,080,673. None of these warrants were exercised during the three months ended March 31, 2021.

On January 26, 2021, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company’s common stock as consideration for certain costs related to the First Offering as disclosed in Note 17 – Stockholders’ Equity. The Representative’s First Offering Warrants are subject to a lock-up for 180 days from the commencement of sales in the First Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e), and will be non-exercisable for six (6) months after January 21, 2021. The warrants have an exercise price of $4.15 per share and an expiration date of January 21, 2026. The issuance date fair value of these warrants, using the Black-Scholes Option-Pricing model, was estimated to be $1.703 per share for a total of $170,300. None of these warrants were exercised during the three months ended March 31, 2021.

On January 26, 2021, the Company issued warrants to purchase an aggregate of 154,216 shares of the Company’s common stock as the Representative’s First Offering Warrants as discussed in Note 17 – Stockholders’ Equity. The warrants have an exercise price of $5.1875 per share and an expiration date of January 21, 2026. The issuance date fair value of these warrants, using the Black-Scholes Option-Pricing model, was estimated to be $1.376 per share for a total of $212,201. None of these warrants were exercised during the three months ended March 31, 2021.

On February 12, 2021, the Company issued warrants to purchase an aggregate of 225,882 shares of the Company’s common stock as the Representative’s Second Offering Warrants as discussed in Note 17 – Stockholders’ Equity. The Representative’s Second Offering Warrants are subject to a lock-up for 180 days from the commencement of sales in the Second Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e), and will be non-exercisable for six (6) months after February 10, 2021. The warrants have an exercise price of $5.3125 per share and an expiration date of February 10, 2026. The issuance date fair value of these warrants, using the Black-Scholes Option-Pricing model, was estimated to be $1.918 per share for a total of $433,242. None of these warrants were exercised during the three months ended March 31, 2021.

All warrants are valued utilizing the Black-Scholes pricing model using the assumptions listed below. The weighted average grant date fair value of all warrants issued during the three months ended March 31, 2021, was $1.60 per share.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during the three months ended March 31, 2021:

2021
Expected dividend yield	0%
Expected volatility	39.94-45.84%
Risk-free interest rate	0.42-0.50%
Contractual life of warrants	5.0 years

The following tables represents warrant activity for the three months ended March 31, 2021 and 2020:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2020	890,416	$1.46	4.02	$4,083,362
Exercisable – December 31, 2020	890,416	$1.46	4.02	$4,083,362
Granted/Issued	7,669,092	4.53
Exercised	—	—
Forfeited or Expired	(3,704)	2.97
Outstanding – March 31, 2021	8,555,804	$4.21	4.72	$1,291,622
Exercisable – March 31, 2021	8,555,804	$4.21	4.72	$2,291,622

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	167,846	$2.85	1.96	$258,332
Exercisable – December 31, 2019	167,846	$2.85	1.96	$258,332
Granted	—	—
Exercised	—	—
Forfeited or Expired	—	—
Outstanding – March 31, 2020	167,846	$2.85	1.72	$414,078
Exercisable – March 31, 2020	167,846	$2.85	1.72	$414,078

20. INCOME TAXES

During the three months ended March 31, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740). This guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws and rate changes. The impact that adopting this ASU has not had any material effect on the Condensed Consolidated Financial Statements.

The Company’s income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to loss from continuing operations before tax for the three months ended March 31, 2021 and 2020, due to the following:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(Amounts in US$’s)	US$’s	Rates	US$’s	Rates
Income tax benefit at statutory federal income tax rate	$3,403,350	21.00%	$1,475,300	21.00%
State tax expense, net of federal benefit	648,257	4.00%	281,000	4.00%
Permanent items	—	%	(400)	(0.01)%
Other	—	%	—	—
Valuation allowance	(4,051,607)	%	$(1,755,900)	(24.99)%
Income tax benefit	—	—%	$—	—%

To determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in various jurisdictions in which the Company is subject to tax. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rate from quarter to quarter. The Company recognizes interest and penalties related to uncertain tax positions, if any, as an income tax expense. As of March 21, 2021 and December 31, 2020, the Company had not recorded any liabilities for uncertain tax positions. There were no discrete items for the three months ended March 31, 2021.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon the ultimate settlement with the related tax authority. The Company did not record any liabilities related to uncertain tax positions.

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

20. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Management does not believe that after the final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows, except as follows.

On January 17, 2020, Arrow Electronics, Inc. (“Arrow”) filed suit against DragonWave and the Company in the United States District Court for the District of Colorado, Case No. 1:20-cv-00149-NRN. Arrow alleged that in November and December 2018, DragonWave took delivery of merchandise from Arrow worth approximately $124,000 and ordered additional merchandise from Arrow worth approximately $520,000, but that DragonWave defaulted in December 2018 on its obligations to pay Arrow. Arrow further alleged that in November 2019, Arrow, DragonWave entered into a forbearance agreement acknowledging indebtedness to Arrow of approximately $124,000, plus an additional commitment to purchase inventory of $520,000 plus fees of $10,000, to be paid in certain installments. On June 12, 2020, Arrow and DragonWave entered into a settlement agreement whereby DragonWave was obligated to pay Arrow $503,500 on or before August 15, 2020, DragonWave-X gave a consent judgment to Arrow in the amount of $503,000, and the Company guaranteed DragonWave-X’s payment to Arrow. The consent judgment against DragonWave-X was entered on June 15, 2020. Also on June 15, 2020, the Company was dismissed from the case. On August 14, 2020, Arrow and DragonWave entered into an amendment to the June 12, 2020 settlement agreement whereby DragonWave was obligated to pay Arrow $200,000 on or before August 17, 2020 and $313,000 on or before September 18, 2020. On August 18, 2020, the $200,000 was paid to Arrow. On September 28, 2020, Arrow and DragonWave entered into an amendment to the June 12, 2020, settlement agreement whereby DragonWave was obligated to pay Arrow a remaining balance of $323,500 on or before November 6, 2020. On December 1, 2020, Arrow filed suit against DragonWave, Daniel L. Hodges, the Chairman and Chief Executive Officer, and the Company in the United States District Court for the District of Colorado, Case No. 1:20-cv-03532-NYW. In its complaint, Arrow alleges that the Company and DragonWave breached the June 12, 2020 settlement agreement, as amended, by failing to pay the remaining balance due, and that Mr. Hodges breached his personal guaranty. Arrow sought damages of approximately $340,000. On December 3, 2020, we, DragonWave and Mr. Hodges provided waivers of service of process in the case. As of December 31, 2020, these amounts remain unpaid. In February 2021, the Company paid $374,410 in full settlement and received inventory valued at approximately $283,500.

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

On December 1, 2020, Arrow filed suit against Elitise, LLC, the research and development arm of the Company’s wholly-owned subsidiary InduraPower, in the United States District Court for the Southern District of New York, Case No. 1:20-cv-10045. In its complaint, Arrow alleges that Elitise breached an August 19, 2016 secured promissory note and a September 11, 2019 forbearance agreement. The outstanding principal under this promissory note has been included in the Company’s balance sheet as a current portion of long-term debt. See Note 10 - Debt Agreements for detail on the promissory note. In such action, Arrow was seeking damages of approximately of up to $950,000. On December 3, 2020, Elitise provided a waiver of service of process in the case. In February 2021, the Company reached and paid a settlement on this matter totaling $900,000.

In May 20, 2019, and prior to its acquisition by the Company, Fastback entered into a purchase commitment agreement to purchase 11,800 DAN chips (the “Chips”) for a price of $105 per Chip from a vendor and paid a deposit on the purchase totaling $539,000. In addition, Fastback committed to an additional $1.00 per chip premium per month from and after May 20, 2019, to the date of payment for each chip until December 31, 2019, when this premium would be increased to $2.50 per chip per month. In addition, Fastback is prohibited from purchasing these Chips from any other vendor until the completion of the purchase of the agreed upon Chips. The deposit was to be applied to the purchase of the last $539,000 worth of chips, provided however that any remaining unapplied portion of the deposit shall be forfeit if all of the Chips are not purchased pursuant to this agreement on or before December 31, 2020. In December of 2020, this agreement, including the forfeiture date of the deposit, was extended through May 15 2021. As of March 31, 2021, the estimated cost to fulfil this contract totaled approximately $1.6 million which would have included a cash payment of approximately $1.1 million and the use of the deposit of $0.5 million. This agreement has not been extended as of the date of this 10-Q and the deposit has been forfeited.

21. CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At March 31, 2021, accounts receivable from two customers comprised approximately 31% of the Company’s total trade accounts receivable, and none of this balance had been characterized as uncollectible. In addition, for the three months ended March 31, 2021, revenue from two customers individually exceeded 10% of revenue and, in total, comprised approximately 23% of the Company’s total revenue. No vendors accounted for greater than 10% of revenue for the three months ended March 31, 2021.

22. SUBSEQUENT EVENTS

Corporate Acquisitions

On April 1, 2021 (the “RVision Closing Date”), the Company completed the acquisition (the “RVision Acquisition”) of RVision, Inc., a Nevada corporation, (“RVision”) pursuant to a Share Exchange Agreement (the “Exchange Agreement”) dated as of March 26, 2021 among the Company, RVision, Industrial Security Alliance Partners, Inc. and Halls of Valhalla, LLC. In accordance with the terms of the Exchange Agreement, on the RVision Closing Date, the Company acquired all of the issued and outstanding shares of capital stock of RVision in exchange for 2,000,000 shares of common stock, with an initial estimated fair value of approximately $5.6 million. The shares of the Company’s common stock issued at closing will be the maximum number of shares available for satisfying any post-closing indemnification claims of the former RVision stockholders under the Exchange Agreement. The Company has agreed to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), to register the resale of 1,000,000 of such shares of common stock within 30 days of the RVision Closing Date and to include the remaining shares in any registration statement the Company files under the Securities Act for a primary offering within one year of the RVision Closing Date, subject to certain exceptions. No registration statement has been filed as of the date of this form 10-Q.

Capital and Equity Transactions

Subsequent to March 31, 2021, the Company issued all of the Unissued Shares. See discussion in Note 17 –Shareholder’s Equity.

Options

On April 1, 2021, the Board of Directors of the Company authorized the issuance of options to purchase an aggregate 4,237,000 shares of common stock with exercise prices ranging from $2.75 to $3.025 per share and a grant date fair value ranging from $1.843 to $2.108 per share. Of these, options to purchases 1,025,000 shares of common stock have a two-year service period and vest ratably on the first and second anniversary of their authorization for issuance. The remaining options to purchase 3,212,000 shares of common stock have a three-year service period and vest ratably on the first, second and third anniversary of their authorization for issuance. In addition, of such options awarded, options to purchase 2,458,163 shares of common stock have been granted from shares available to be issued under the 2020 Long-Term Incentive Plan. The remaining options to purchase 1,778,837 shares of common stock are subject to the approval by the Company’s stockholders of a proposal to increase the authorized shares available for grant under the 2020 Long-term Incentive Plan that will be voted on at the 2021 annual stockholders meeting.

On January 9, 2021, options to purchase 50,000 shares of common stock were exercised at an exercise price of $0.1497 per share.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Readers should carefully review the risk factors included under “Item 1A. Risk Factors” of our fiscal 2020 Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission (the “SEC”) on March 30, 2021.

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2021 and 2020 Results

The following MD&A is intended to help readers understand the results of our operations and financial condition and is provided as a supplement to, and should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes (“Notes”) in Part 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2021, compared to three months ended March 31, 2020 unless otherwise indicated.

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

Our Operating Units

Through a series of acquisitions, we and our operating subsidiaries have expanded our service offerings and geographic reach over the past two years. Our company is comprised of the following principal operating units:

●	DragonWave-X LLC. DragonWave-X, LLC and its operating subsidiaries, DragonWave Corp. and DragonWave-X Canada, Inc. (collectively, “DragonWave”), are a Dallas-based manufacturer of high-capacity microwave and millimeter wave point-to-point telecom backhaul radio units. DragonWave and its predecessor have been selling telecom backhaul radios since 2012 and its microwave radios have been installed in over 330,000 locations in more than 100 countries worldwide. According to a report of the U.S. Federal Communications Commission, as of December 2019, DragonWave was the second largest provider of licensed point-to-point microwave backhaul radios in North America. DragonWave was acquired by COMSovereign in April 2019 prior to the COMSovereign Acquisition.

●	Virtual Network Communications Inc. Virtual Network Communications Inc. (“VNC”) is an edge compute focused wireless telecommunications technology developer and equipment manufacturer of both 4G LTE Advanced and 5G capable radio equipment. VNC designs, develops, manufactures, markets, and supports a line of network products for wireless network operators, mobile virtual network operators, cable TV system operators, and government and business enterprises that enable new sources of revenue, and reduce capital and operating expenses. VNC also has developed rapidly deployable, tactical systems that can be combined with the tethered aerostats and drones offered by our Drone Aviation subsidiary and enabled and operated in nearly any location in the world. We acquired VNC in July 2020.

●	Fastback. Skyline Partners Technology LLC, which does business under the name Fastback Networks (“Fastback”), is a manufacturer of intelligent backhaul radio (IBR) systems that deliver high-performance wireless connectivity to virtually any location, including those challenged by Non-Line of Sight (NLOS) limitations. Fastback’s advanced IBR products allow operators to economically add capacity and density to their macrocells and expand service coverage density with small cells. These solutions also allow operators to both provide temporary cellular and data service utilizing mobile/portable radio systems and provide wireless Ethernet connectivity. We acquired Fastback in January 2021.

●	Drone Aviation. Lighter Than Air Systems Corp., which does business under the name Drone Aviation (“Drone Aviation”), is based in Jacksonville, Florida and develops and manufactures cost-effective, compact and enhanced tethered unmanned aerial vehicles (UAVs), including lighter-than-air aerostats and drones that support surveillance sensors and communications networks. We acquired Drone Aviation in June 2014.

●	Sky Sapience Ltd. Sky Sapience Ltd. (“SKS”) is an Israeli-based manufacturer of drones with a patented tethered hovering technology that provides long-duration, mobile and all-weather Intelligence, Surveillance and Reconnaissance (ISR) capabilities to customers worldwide for both land and marine-based applications. Its innovative technologies include fiber optic tethers that enable secure, high-capacity communications, including support for commercial 4G and 5G wireless networks. SKS’s flagship HoverMast line of quadrotor-tethered drones feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically-improved situational awareness and communications capabilities to users. We acquired SKS in March 2021.

●	InduraPower, Inc. InduraPower Inc. (“InduraPower”) is a Tucson, Arizona-based developer and manufacturer of intelligent batteries and back-up power supplies for network systems and telecom nodes. It also provides power designs and batteries for the aerospace, marine and automotive industries. COMSovereign acquired InduraPower in January 2019 prior to the COMSovereign Acquisition.

●	Silver Bullet Technology, Inc. Silver Bullet Technology, Inc. (“Silver Bullet”) is a California-based engineering firm that designs and develops next generation network systems and components, including large-scale network protocol development, software-defined radio systems and wireless network designs. COMSovereign acquired Silver Bullet in March 2019 prior to the COMSovereign Acquisition.

●	Lextrum, Inc. Lextrum, Inc. (“Lextrum”) is a Tucson, Arizona-based developer of full-duplex wireless technologies and components, including multi-reconfigurable radio frequency (RF) antennae and software programs. This technology enables the doubling of a given spectrum band by allowing simultaneous transmission and receipt of radio signals on the same frequencies. COMSovereign acquired Lextrum in April 2019 prior to the COMSovereign Acquisition.

●	VEO Photonics, Inc. VEO Photonics, Inc. (“VEO”), based in San Diego, California, is a research and development company innovating SiP technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment. COMSovereign acquired VEO in January 2019 prior to the COMSovereign Acquisition.

●	Sovereign Plastics LLC. Sovereign Plastics LLC (“Sovereign Plastics”), based in Colorado Springs, Colorado, operates as the material, component manufacturing and supply chain source for all of our subsidiaries, and also provides plastic and metal components to third-party manufacturers. Its ability to rapidly prototype new product offerings and machine moldings, metals and plastic castings has reduced the production cycle for many of our components from months to days. We acquired the business currently conducted by Sovereign Plastics in March 2020.

●	RVision, Inc. RVision Inc. (“RVision”) is a California-based developer of technologically-advanced video and communications products and physical security solutions designed for government and private sector commercial industries. It has been serving governments and the military for nearly two decades with sophisticated, environmentally-rugged optical and infrared cameras, hardened processors, custom tactical video hardware, software solutions, and related communications technologies. It also has developed nano-defractive optics with integrated, artificial intelligence-driven electro-optical sensors and communication network connectivity products for smart city/smart campus applications. We acquired RVision in April 2021.

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

We expect our revenues for the year ending December 31, 2021 (“fiscal 2021”) to materially exceed those of fiscal 2020, primarily due to our availability of working capital, including from a portion of the net proceeds of the equity offerings we completed in 2021, for the purchase of parts and components and the manufacturing of products, primarily those of DragonWave, in quantities that greatly exceed the quantities that we were able to manufacture in 2020. Additionally, we expect to commence commercial production of new products in 2021 that we have previously produced in only limited quantities or as prototypes, including, among others, intelligent battery back-up power solutions for the telecom, aerospace and transportation industries and airborne high-bandwidth, LTE-Advanced and 5G aerostats.

During fiscal 2020, approximately 18% of our sales were to customers located outside of the United States. While our near-term focus is on the North American telecom and infrastructure and service market, a key element of our growth strategy is to expand our worldwide customer base and our international operations, initially through agreements with third-party resellers, distributors and other partners that can market and sell our products in foreign jurisdictions. We expect that over the short term our percentage of sales outside the United States may increase as we build up our domestic sales and service teams. Notwithstanding such percentage increase, we expect the sales of tethered aerostats and drones will primarily be to the domestic market customers, primarily to the U.S. government and its agencies, even if such systems are for integration into foreign locations.

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

Operating Expenses

We classify our operating expense as research and development, sales and marketing, and general and administrative. Personnel costs are the primary component of each of these operating expense categories, which consist of cash-based personnel costs, such as salaries, sales commissions, benefits and bonuses, as well as share-based compensation expenses. Additionally, we separate depreciation and amortization expense into its own category.

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

Share-Based Compensation

Share-based compensation consists of expense related to the issuance of equity instruments, which can be in many forms, such as incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including performance-based awards under our long-term incentive plans or outside of such plans. The expense related to any share-based compensation grant is allocated to specific groupings in the Condensed Consolidated Statement of Operations in the same manner as the grantee’s normal compensation expense and will vary depending upon the number of underlying shares of common stock, the fair value of the common stock on the date of grant and the vesting period.

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

Results of Operations

	Three Months Ended March 31,
(Amounts in US$’s, except share data)	2021	2020
Revenue	$2,086,452	$2,485,204
Cost of Goods Sold	1,073,990	1,060,908
Gross Profit	1,012,462	1,424,296

Operating Expenses
Research and development (1)	547,556	288,473
Sales and marketing (1)	48,123	14,054
General and administrative (1)	7,135,126	4,433,443
Depreciation and amortization	3,660,811	2,832,152
Gain on sale of fixed assets	(83,000)	(663)
Total Operating Expenses	11,308,616	7,567,459
Net Operating Loss	(10,296,154)	(6,143,163)
Other Income (Expense)
Interest expense	(468,534)	(973,169)
Other income (expense)	(13,042)	(24)
Loss on extinguishment of debt	(5,348,469)	—
Foreign currency transaction gain (loss)	(80,234)	90,818
Interest income	4	—
Total Other Expenses	(5,910,275)	(882,375)
Net Loss Before Income Taxes	(16,206,429)	(7,025,538)
Deferred Tax Benefit	—	—
Net Loss	$(16,206,429)	$(7,025,538)
Loss per common share:
Basic	$(0.25)	$(0.16)
Diluted	$(0.25)	$(0.16)
Weighted-average shares outstanding:
Basic	65,941,513	42,788,370
Diluted	65,941,513	42,788,370

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

Total Revenues

For the three months ended March 31, 2021, total revenues were $2,086,452 compared to $2,485,204 for the three months ended March 31, 2020, a decrease of $398,752, or 16%. These sales derived primarily from mobile network backhaul products, outside sales from Sovereign Plastics, and the sale of our aerostat products and accessories. The decrease was driven primarily from the lack of capital available during the period. The capital from the two public offerings that occurred during the period was deployed towards the end of the period which did not have enough time to drive revenue growth.

Cost of Goods Sold and Gross Profit

For the three months ended March 31, 2021, cost of goods sold were $1,073,990 compared to $1,060,908 for the three months ended March 31, 2020, an increase of $13,082, or 1%. Cost of goods sold primarily consisted of the payment to our contract manufacturer for the production of our mobile network backhaul products and the materials, parts and labor associated our other manufacturing activities.

Gross profit for the three months ended March 31, 2021 was $1,012,462 compared to $1,424,296 for the three months ended March 31, 2020, a decrease of $411,834, with a gross profit margin for the three months ended March 31, 2021, of 49% compared to 57% for the three months ended March 31, 2020. This decrease in gross profit and margin were driven primarily by the sale of older products that were lower margin during the current quarter as compared to the corresponding period, as new products are dependent upon the allocation of the capital received during the quarter from the public offerings.

Research and Development Expense

For the three months ended March 31, 2021, research and development expenses were $547,556 compared $288,473 for the three months ended March 31, 2020, an increase of $259,083. Research and development expense consisted primarily of contract labor and payroll related costs. This increase resulted from a focus on research and development in our subsidiaries in anticipation of additional capital.

Sales and Marketing Expense

For the three months ended March 31, 2021, sales and marketing expense was $48,123 compared $14,054 for the three months ended March 31, 2020, an increase of $34,069, which primarily consisted of increases in payroll and related costs performed primarily by our newly acquired subsidiary.

General and Administrative Expenses

For the three months ended March 31, 2021, general and administrative expense was $7,135,126 compared $4,433,443 for the three months ended March 31, 2020, an increase of $2,701,683. This increase primarily consisted of increases in professional expenses of $2,229,598, which were primarily driven by increases in certain public relations services, accounting services, and other professional services. In addition, payroll and related costs increased by $782,616 due to additional employees and salary increases, share-based compensation expense increased by $356,454 related to the acceleration of vesting of restricted awards, and rent increased by $219,727, resulting from recording a full quarter of expense for the 2020 acquisitions plus additional expense related to the Q1 2021 acquisitions. These were partially offset by decreases to overhead of $649,459 due to a reduction in expenses, and bad debt expense of $247,310 due to a decrease in uncollectable receivables.

Depreciation and Amortization

For the three months ended March 31, 2021, depreciation and amortization was $3,660,811 compared $2,832,152 for the three months ended March 31, 2020, an increase of $828,659, primarily due to a full quarter of depreciation and amortization expense from the acquisitions made during 2020.

Other Income and Expenses

For the three months ended March 31, 2021, other income and expense was $5,910,275 compared $882,375 for the three months ended March 31, 2020, an increase of $5,027,900. This increase primarily consisted of increases in loss on extinguishment of debt of $5,348,469 from the exchange of debt for equity and foreign currency translation gain of $171,052 driven by currency fluctuations. These were partially offset by a decrease in interest expense of $504,635 driven by the payoff, conversion and exchange of debt.

Provision for Income Taxes

For the three months ended March 31, 2021 and 2020, there was no provision for income taxes due to an increase in the valuation allowance recorded on the total tax provision, because we believe that it is more likely than not that the tax asset will not be utilized during the next year.

Net Loss

For the three months ended March 31, 2021, we had a net loss of $16,206,429 compared to a net loss of $7,025,538 for the three months ended March 31, 2020, related to the items described above.

Going Concern

The accompanying Unaudited Consolidated Financial Statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2021, the Company generated negative cash flows from operations of $14,206,969 and had an accumulated deficit of $80,833,148.

Management anticipates that the Company will be dependent, for the near future, on additional debt facilities or investment capital to fund growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the capital markets, including but not limited to, securing a line or lines of credit, the issuance of debt, and/or accessing the equity markets.

The Company’s fiscal operating results and accumulated deficit, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows to meet its future liquidity requirements. However, there can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake, and the failure of the Company to raise additional capital could adversely affect its future operations and viability.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2021, we had $10,970,950 in cash compared to $730,502 at December 31, 2020, an increase of $10,240,448 resulting primarily from the net proceeds of the public offerings completed during the period, the payoff of debt and other obligations and capital deployed to begin production for future sales. As of March 31, 2021, we had $1,147,487 in accounts receivable compared to $787,333 at December 31, 2020, an increase of $360,154 resulting primarily from receivables gained through business acquisitions during the quarter.

As of March 31, 2021, we had total current assets of $23,384,899 and total current liabilities of $17,871,859, or working capital of $5,513,040, compared to total current assets of $7,681,210 and total current liabilities of $34,262,263, or negative working capital of $26,581,053 at December 31, 2020. This is an increase in working capital of $32,094,093 over the working capital balance at the end of 2020 driven primarily by the two public offerings completed during the quarter.

As of March 31, 2021, we had undiscounted obligations relating to the payment of indebtedness as follows:

●	$3,813,069 related to accrued liabilities and accounts payable that were past due;

●	$3,530 related to notes payable that were past due;

●	$322,107 related to indebtedness that is due in the second quarter of 2021;

●	$11,099 related to indebtedness that is due in the third quarter of 2021;

●	$1,011,183 related to indebtedness that is due in the fourth quarter of 2021;

●	$5,990,874 related to indebtedness that is due in the first quarter of 2022;

●	$479,212 related to indebtedness that is due from the second quarter through the end of 2022;

●	$103,659 related to indebtedness that is due in 2025; and

●	$11,150,000 related to indebtedness that is due after 2025.

We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to March 31, 2022, primarily from liquidity management tools such as a line of credit, from earnings from operations, including, in particular, the operations of DragonWave, VNC and Drone Aviation, and possibly from the proceeds of additional indebtedness or equity raises.

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

We had capital expenditures of $6,798,994 during the three months ended March 31, 2021 and had no capital expenditures during the three months ended March 31, 2020. We expect our capital expenditures for next 12 months will be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Line of Credit and Debt Agreements

Summary information with respect to our debt agreements or other credit facilities is set forth in Notes 15 and 22 of the Notes to the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report.

Sources and Uses of Cash

	For the Three Months Ended March 31,
(Amounts in US$’s)	2021	2020
Cash flows (used in) provided by operating activities	$(14,206,969)	$(490,252)
Cash flows (used in) provided by investing activities	(7,836,745)	(253,110)
Cash flows (used in) provided by financing activities	32,284,162	681,339
Effect of exchange rates on cash	—	1,684
Net increase/(decrease) in cash and cash equivalents	$10,240,448	$(60,339)

Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $14,206,969. Net cash used in operating activities primarily consisted of the net operating loss of $16,206,429, which was partially offset by depreciation and amortization of $3,660,811, loss on extinguishment of debt of $5,348,469, and share-based compensation to employees and vendors of $1,527,869. Additionally, working capital changes used $8,748,597 in cash during the period.

For the three months ended March 31, 2020, net cash used in operating activities was $490,252. Net cash used in operating activities primarily consisted of the net operating loss of $7,025,538, which was partially offset by depreciation and amortization of $2,832,152, amortized discounts and debt issuance costs on our outstanding debt of $633,751, and bad debt expense of $245,168. Additionally, working capital changes provided $2,847,191 in cash during the period.

Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities was $7,836,745. Investing activities primarily consisted of business acquisitions with direct cashflow impact of $4,247,709 and the acquisition of property and equipment and intangible assets of $3,672,036.

For the three months ended March 31, 2020, net cash used in investing activities was $253,110. Investing activities primarily consisted of business acquisitions with direct cashflow impact of $253,773.

Financing Activities

For the three months ended March 31, 2021, financing activities provided cash of $32,284,162. Financing activities primarily consisted of proceeds from the sale of common stock from the public offerings of $39,655,743, which was offset by the repayment of debt of $6,352,441, the repayment of related party notes of $850,000 and cash discounts and debt issuance costs of $155,354.

For the three months ended March 31, 2020, financing activities provided cash of $681,339. Financing activities primarily consisted the proceeds from the issuance of debt of $3,047,971, which was offset by the payment on the line of credit of $2,000,000 and the repayment of debt of $365,787.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, management has identified the following material weaknesses in our disclosure controls and procedures:

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

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting as of and for the three months ended March 31, 2021, as compared to the internal control over financial reporting weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A. Risk Factors

Readers should carefully review the risk factors included under “Item 1A. Risk Factors” of our fiscal 2020 Annual Report on Form 10-K filed with the SEC on March 30, 2021. However, due to recent activities of the Company, the following additional risk factors have been identified:

We recently acquired operations located in Israel and may acquire additional operations in Israel in the future; therefore, our results may be adversely affected by political, economic, and military instability in Israel.

In April 2021, we acquired Sky Sapience Ltd, which is headquartered in Yokneam, Israel. We may acquire additional businesses located in Israel or otherwise expand our Israeli operations in the future. Accordingly, political, economic, and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Any armed conflicts, terrorist activities, or political instability in the region could adversely affect business conditions and could harm our results of operations and could make it more difficult for us to raise capital.

We also could be adversely affected by the interruption or reduction of trade between Israel and its trading partners. To date, the State of Israel and Israeli companies have been repeatedly subjected to economic boycotts. Several countries, companies and organizations continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. Also, over the past several years there have been calls in Europe and elsewhere to reduce trade with Israel. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business.

Commercial insurance typically does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Although the Israeli government is currently committed to covering the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure that this government coverage will be maintained, or if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions generally and could harm our results of operations.

The operations of our subsidiary in Israel may be disrupted as a result of the obligation of Israeli citizens to perform military service.

Many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty until they reach the age of 40 (or older, for reservists who are officers or who have certain special training) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity and recent armed conflicts, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. The operations of our subsidiary in Israel could be disrupted by such call-ups, which may include the call-up of our employees or the employees of our Israeli business partners. Such disruption could materially adversely affect our business, financial condition and results of operations.

Exchange rate fluctuations between the United States dollar and the New Israeli Shekel may negatively affect our earnings or cash flows.

Our functional currency is the United States dollar. In connection with our recently-acquired Sky Sapience subsidiary, we incur expenses in New Israeli Shekel, which we refer to as NIS, and United States dollars. As a result, we are exposed to the risks that the United States dollar may devalue relative to the NIS, or, if the United States dollar appreciates relative to the NIS, that the inflation rate in the United States may exceed such rate of devaluation of the United States dollar, or that the timing of such devaluation may lag behind inflation in the United States. The average exchange rate for the year ended December 31, 2020, was US$1.00 = NIS 3.4370. We cannot predict any future trends in the rate of inflation in the United States or the rate of devaluation, if any, of the United States dollar against the NIS.

Item 2. Unregistered Securities Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the last two years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

On January 14, 2021, we issued 3,334 shares of our common stock in the exercise of previously issued options. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

On January 22, 2021, we issued to a board member an aggregate of 66,667 shares of our common stock valued at $4.15 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

Between January 22, 2021 and January 26, 2021, we issued to an accredited investor an aggregate of 155,013 shares of our common stock upon the conversion of the principal amount and all accrued interest thereon of an outstanding promissory note at a conversion price of $2.70 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 3(a)(9) of the Securities Act.

On February 2, 2021, we issued to an accredited investor an aggregate of 125,186 shares of our common stock upon the conversion of the principal amount and all accrued interest thereon of an outstanding promissory note at a conversion price of $2.268 per share. In addition, we issued to an accredited investor an aggregate of 300,000 shares of our common stock upon the conversion of the principal amount and all accrued interest thereon of an outstanding promissory note at a conversion price of $3.00 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 3(a)(9) of the Securities Act.

On February 12, 2021, we issued to a consulting firm for services rendered, 10,000 shares of our common stock that were valued at $5.09 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

On February 26, 2021, we issued to three consulting firms for services rendered, an aggregate of 209,000 shares of our common stock that were valued at $3.55 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

Item 3. Default Upon Senior Securities Sales of Equity Securities and Use of Proceeds

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSovereign Holding Corp.

Date: May 17, 2021	/s/ Daniel L. Hodges
Daniel L. Hodges
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	/s/ Martin R. Wade III
Martin R. Wade III
Chief Financial Officer
(Principal Financial and Accounting Officer)