Form 10-Q
period 2021-06-30
COMSovereign Holding Corp.
filed 2021-08-16
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-150332

COMSOVEREIGN HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	46-5538504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Quorum Drive, Suite 400 Dallas, TX	75254
(Address of principal executive office)	(Zip Code)

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

As of August 10, 2021, there were 72,533,850 shares of registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except share data)	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$4,901	$731
Restricted cash	503	—
Accounts receivable, net	1,713	787
Inventory, net	7,147	4,538
Prepaid expenses	7,238	1,473
Other current assets	59	152
Total Current Assets	21,561	7,681
Non-Current Assets
Property and equipment, net	9,749	2,286
Operating lease right-of-use assets	3,447	2,725
Finance lease right-of-use-assets	56	68
Intangible assets, net	51,273	53,188
Goodwill	102,215	64,898
Other assets	83	31
Total Non-Current Assets	166,823	123,196
Total Assets	$188,384	$130,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,477	$13,253
Accrued liabilities – related party	31	30
Contract liabilities	2,858	721
Accrued warranty liability	—	185
Notes payable – related party	—	1,010
Current portion of operating lease liabilities	1,106	676
Current portion of finance lease liabilities	26	46
Current portion of long-term debt, net of unamortized discounts and debt issuance costs	11,211	18,341
Total Current Liabilities	20,709	34,262
Non-Current Liabilities
Long-term debt, net of unamortized discounts and debt issuance costs	14,929	706
Contract liabilities	110	143
Accrued warranty liability	420	—
Operating lease liabilities	2,513	2,209
Finance lease liabilities	—	9
Total Non-Current Liabilities	17,972	3,067
Total Liabilities	38,681	37,329

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 71,541,070 and 49,444,689 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	17	15
Additional paid-in capital	241,146	158,210
Accumulated deficit	(91,410)	(64,627)
Treasury stock, at cost, 100,000 shares as of June 30, 2021 and December 31, 2020, respectively	(50)	(50)
Total Stockholders’ Equity	149,703	93,548
Total Liabilities and Stockholders’ Equity	$188,384	$130,877

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share data)	2021	2020	2021	2020
Revenue	$3,611	$3,010	$5,698	$5,495
Cost of Goods Sold	1,813	1,553	2,887	2,613
Gross Profit	1,798	1,457	2,811	2,882

Operating Expenses
Research and development	1,199	413	1,747	701
Sales and marketing	109	16	157	30
General and administrative	6,976	4,246	14,111	8,681
Depreciation and amortization	3,617	2,913	7,278	5,745
Impairment expense	281	—	281	—
Gain on the sale of assets	—	—	(83)	(1)
Total Operating Expenses	12,182	7,588	23,491	15,156

Net Operating Loss	(10,384)	(6,131)	(20,680)	(12,274)

Other (Expense) Income
Interest expense	(547)	(1,384)	(1,016)	(2,357)
Other income	13	—	—	—
Gain/(loss) on extinguishment of debt	323	—	(5,025)	—
Foreign currency transaction loss/(gain)	18	(51)	(62)	40
Total Other Expenses	(193)	(1,435)	(6,103)	(2,317)

Net Loss	$(10,577)	$(7,566)	$(26,783)	$(14,591)

Loss per common share:
Basic	$(0.15)	$(0.18)	$(0.42)	$(0.34)
Diluted	$(0.15)	$(0.18)	$(0.42)	$(0.34)

Weighted-average shares outstanding:
Basic	68,770,644	42,886,180	63,538,782	42,856,809
Diluted	68,770,644	42,886,180	63,538,782	42,856,809

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2021	2020	2021	2020
Net Loss	$(10,577)	$(7,566)	$(26,783)	$(14,591)
Other Comprehensive Gain:
Foreign currency translation adjustment	—	—	—	(1)
Total Comprehensive Loss	$(10,577)	$(7,566)	$(26,783)	$(14,590)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

(Amounts in thousands, except	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
share data)	Shares	Amount	Shares	Amount	Capital	Loss	Shares	Deficit	Equity
January 1, 2021	—	$—	49,444,689	$15	$158,210	$—	$(50)	$(64,627)	$93,548
Issuance of common stock for exercise of options	—	—	3,334	—	1	—	—	—	1
Issuance of common stock as vendor compensation	—	—	227,169	—	1,171	—	—	—	1,171
Issuance of common stock for conversion of debt	—	—	580,199	—	1,602	—	—	—	1,602
Issuance of common stock for public offering	—	—	10,679,354	1	39,655	—	—	—	39,656
Share-based compensation	—	—	66,667	—	356	—	—	—	356
Issuance of common stock for extinguishment of debt and interest	—	—	2,751,556	1	12,382	—	—	—	12,383
Issuance of warrants for extinguishment of debt and interest	—	—	—	—	4,394	—	—	—	4,394
Issuance of common stock for Sky Sapience Ltd. acquisition	—	—	2,555,209	—	9,071	—	—	—	9,071
Net loss	—	—	—	—	—	—	—	(16,206)	(16,206)
March 31, 2021	—	$—	66,308,177	$17	$226,842	$—	$(50)	$(80,833)	$145,976
Issuance of common stock for exercise of options	—	—	60,000	—	16	—	—	—	16
Issuance of common stock as vendor compensation	—	—	7,571	—	—	—	—	—	—
Share-based compensation	—	—	—	—	526	—	—	—	526
Issuance of common stock for RVision, Inc. acquisition	—	—	2,000,000	—	5,500	—	—	—	5,500
Issuance of common stock for Innovation Digital, LLC acquisition	—	—	3,165,322	—	7,343	—	—	—	7,343
Issuance of Warrants for debt issuance costs	—	—	—	—	919	—	—	—	919
Net loss	—	—	—	—	—	—	—	(10,577)	(10,577)
June 30, 2021	—	$—	71,541,070	$17	$241,146	$—	$(50)	$(91,410)	$149,703

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

(Amounts in thousands, except	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
share data)	Shares	Amount	Shares	Amount	Capital	Loss	Shares	Deficit	Equity
January 1, 2020	—	$—	42,775,415	$13	$130,553	$(23)	$(50)	$(27,545)	$102,948
Issuance of common stock for settlement of accounts payable	—	—	55,032	—	193	—	—	—	193
Issuance of common stock for debt issue costs	—	—	16,667	—	57	—	—	—	57
Foreign currency translation adjustment	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	(7,026)	(7,026)
March 31, 2020	—	$—	42,847,114	$13	$130,803	$(22)	$(50)	$(34,571)	$96,173
Issuance of common stock for exercise of warrants	—	—	94,510	—	3	—	—	—	3
Issuance of common stock for payment of accrued interest	—	—	7,066	—	38	—	—	—	38
Warrants issued in conjunction with debt agreements	—	—	—	—	44	—	—	—	44
Beneficial conversion feature	—	—	—	—	69	—	—	—	69
Net loss	—	—	—	—	—	—	—	(7,565)	(7,565)
June 30, 2020	—	$—	42,948,690	$13	$130,957	$(22)	$(50)	$(42,136)	$88,762

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Amounts in thousands)	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Cash flows from operating activities:
Net loss	$(26,783)	$(14,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	801	516
Amortization	6,465	5,226
Amortization of financing right-of-use asset	12	3
Impairment Expense	281	—
Operating lease expense	495	268
Bad debt expense	197	375
Gain on the sale of assets	(83)	(1)
Share-based compensation	882	—
Amortization of debt discounts and debt issuance costs	249	1,547
Share-based vendor payments	1,171	—
Loss on extinguishment of debt	5,025	—
Changes in assets and liabilities:
Accounts receivable	(771)	52
Inventory	1,683	232
Prepaids	(6,255)	578
Other current assets	157	42
Other non-current assets	(70)	—
Accounts payable and accrued expenses	(8,644)	4,770
Contract liabilities	(1,211)	48
Operating lease liabilities	(453)	(187)
(Repayments)/advances from related party	1	(69)
Accrued warranty	(1)	(1)
Net cash (used in) operating activities	(26,852)	(1,192)

Cash flows from investing activities:
Business acquisitions, net of cash received	(4,248)	(254)
Purchases of property and equipment	(2,550)	(145)
Acquisition of intangible assets	(1,233)	—
Note Receivable for Acquisition	—	(250)
Proceeds from disposal of property and equipment	83	1
Net cash (used in) investing activities	(7,948)	(648)

Cash flows from financing activities:
Principal payment on finance lease	(29)	(3)
Payments on related party notes	(850)	—
Payment on line of credit	—	(2,000)
Proceeds from sale of common stock from offering	44,971	—
Offering costs	(5,315)	—
Proceeds from issuance of debt	9,345	4,016
Proceeds from exercise of options	17	—
Debt issuance costs	(186)	(36)
Repayment of debt	(8,480)	(581)
Net cash provided by financing activities	39,473	1,396
Effect of exchange rates on cash	—	1
Net increase /(decrease) in cash, cash equivalents and restricted cash	4,673	(443)
Cash, cash equivalents and restricted cash, beginning of period	731	812
Cash, cash equivalents and restricted cash, end of period	$5,404	$369

Supplemental disclosures of cash flow information:
Cash paid during the period:
Taxes	$—	$—
Interest	436	352

Non-cash investing and financing activities:
Debt incurred to sellers for Skyline Partners Technology LLC	12,650
Issuance of common stock for Sky Sapience Ltd. Acquisition	9,071	—
Issuance of common stock for Innovation Digital, LLC	7,344	—
Debt incurred to sellers for Innovation Digital, LLC	600	—
Issuance of common stock for RVision, Inc.	5,500	—
Issuance of common stock for extinguishment of debt and interest	12,383	—
Issuance of warrants for extinguishment of debt and interest	4,394	—
Issuance of common stock for conversion of debt and interest	1,602	—
Original issue discount and non-cash debt issuance costs	1,655	—
Issuance of Warrants as debt issuance costs	919	—
Recognition of operating lease right-of-use asset and liability	1,217	—
Acquisition of building with secured note payable	4,480	—
Capital asset additions transferred from inventory and prepaid	862	—
Lease deposits recognized from Sky Sapience Ltd. Acquisition	11	—
Recognition of operating right-of-use asset and liability rent abatement	—	101
Recognition of finance lease right-of-use asset and liability		36
Debt incurred to sellers for acquisitions	—	576
Issuance of common stock to settle interest	—	38
Beneficial conversion feature	—	69
Common stock issued for payment of accounts payable	—	193
Common stock issued as debt issuance costs	—	101

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

COMSovereign Holding Corp. (the “Company”), formerly known as Drone Aviation Holding Corp., is a provider of technologically-advanced telecom solutions to network operators, mobile device carriers, governmental units and other enterprises worldwide. The Company has assembled a portfolio of communications, power and portable infrastructure technologies, capabilities and products that enable the upgrading of latent 3G networks to 4G and 4G-LTE networks and will facilitate the rapid rollout of the 5G and “next-Generation” (“nG”) networks of the future. The Company focuses on novel capabilities, including signal modulations, antennae, software, hardware and firmware technologies that enable increasingly efficient data transmission across the radio-frequency spectrum. The Company’s product solutions are complemented by a broad array of services including technical support, systems design and integration, and sophisticated research and development programs. The Company competes globally on the basis of its innovative technology, broad product offerings, high-quality and cost-effective customer solutions, as well as the scale of its global customer base and distribution. In addition, the Company believes it is in a unique position to rapidly increase its near-term domestic sales as it is among the few U.S.-based providers of telecommunications equipment and services.

On January 29, 2021, the Company completed the acquisition of Skyline Partners Technology LLC, a Colorado limited liability company that does business under the name Fastback Networks (“Fastback”). Fastback is a manufacturer of intelligent backhaul radio (IBR) systems that deliver high-performance wireless connectivity to virtually any location, including those challenged by Non-Line of Sight (NLOS) limitations.

On February 25, 2021, the Company completed the acquisition of Sky Sapience Ltd., a company organized under the laws of the State of Israel (“SKS”). SKS is an Israeli-based manufacturer of drones with a patented tethered hovering technology that provides long-duration, mobile and all-weather Intelligence, Surveillance and Reconnaissance (ISR) capabilities to customers worldwide for both land- and marine-based applications.

On April 1, 2021, the Company completed the acquisition of RVision, Inc., a Nevada corporation (“RVision”). RVision is a developer of technologically-advanced video and communications products and physical security solutions designed for government and private sector commercial industries.

On June 3, 2021, the Company completed the acquisition of Innovation Digital, LLC, a California limited liability company (“Innovation Digital”). Innovation Digital is a premier provider of “beyond state-of-the-art” mixed analog/digital signal processing solutions, intellectual property (IP) licensing, and design and consulting services.

See Note 11 – Business Acquisitions for further discussion of the Company’s acquisitions.

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

As described in Note 15 – Stockholders’ Equity, effective January 21, 2021, the Company enacted a 1-for-3 reverse stock split (the “Split”) of the Company’s common stock. The Condensed Consolidated financial statements and accompanying notes give effect to the Split as if it occurred at the beginning of the first period presented.

Principles of Consolidation

The results for the three and six months ended June 30, 2021 are not necessarily indicative of the Company’s results of operations, financial position or cash flows that may be expected for the full fiscal year or future operating periods. The unaudited Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The unaudited Condensed Consolidated Financial Statements as of, and for the three and six months ended, June 30, 2021 and 2020 include the accounts of the Company and all of its subsidiaries. All intercompany transactions and accounts have been eliminated.

COVID-19 and Market Update

In March 2020, the World Health Organization categorized the COVID-19 outbreak as a pandemic and the President of the United States declared it a national emergency. The Company continues to monitor the market and environment for impacts to the business as the pandemic continues to evolve and its future effects remain uncertain.

Reclassifications

Certain immaterial June 30, 2020 amounts have been reclassified to be consistent with the current period presentation.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the six months ended June 30, 2021, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Accounting Standards Not Yet Adopted

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2021-04). This guidance clarifies an issuer’s accounting for certain modifications of freestanding equity-classified written call options and provides a “principles-based” framework to determine whether an issuer should recognize the modification or exchange and an adjustment to equity or an expense. The Company is currently evaluating the potential impact ASU 2021-04 will have on the Condensed Consolidated Financial Statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for certain convertible instruments and contracts in an entity’s own equity. As a smaller reporting entity, this standard will become effective for fiscal years beginning after December 15, 2023, including interim periods within those years. The Company is currently evaluating the potential impact ASU 2020-06 will have on the Condensed Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This standard will become effective for interim and annual periods beginning after December 15, 2022 and earlier adoption is permitted. The Company is currently evaluating the potential impact the adoption of this ASU will have on the Condensed Consolidated Financial Statements.

Accounting Standards Adopted

During the six months ended June 30, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740). This guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws and rate changes. The impact that adopting this ASU has not had any material effect on the Condensed Consolidated Financial Statements.

3. GOING CONCERN

U.S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2021, the Company generated negative cash flows from operations of $28.85 million and had an accumulated deficit of $91.41 million.

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

The Company’s fiscal operating results and accumulated deficit, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows, to meet its future liquidity requirements. However, there can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake, and the failure of the Company to raise additional capital could adversely affect its future operations and viability.

4. REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2021	2020	2021	2020
Timing of revenue recognition:
Services and products transferred at a point in time	$3,473	$2,953	$5,370	$5,115
Services and products transferred over time	138	57	328	380
Total revenue	$3,611	$3,010	$5,698	$5,495

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2021	2020	2021	2020
Revenue by products and services:
Products	$3,250	$2,697	$4,867	$4,572
Services	361	313	831	923
Total revenue	$3,611	$3,010	$5,698	$5,495

Revenue by geographic destination consisted of the following for the for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2021	2020	2021	2020
Revenue by geography:
North America	$2,550	$2,735	$4,281	$4,925
International	1,061	275	1,417	570
Total revenue	$3,611	$3,010	$5,698	$5,495

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of June 30, 2021, the Company did not have a contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

(Amounts in thousands)	Total
Balance at December 31, 2020	$864
Additions through advance billings to or payments from vendors	768
Additions through business acquisition	3,315
Revenue recognized that was included in the prior period balance	(554)
Revenue recognized from current period advance billings to or payments from vendors	(394)
Revenue recognized from amounts acquired through business acquisition	(1,031)
Balance at June 30, 2021	$2,968

The increase in contract liabilities during the six months ended June 30, 2021 was primarily due to invoiced amounts that did not yet meet the revenue recognition criteria, partially offset by the revenue recognition criteria being met for previously deferred revenue.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of June 30, 2021 and December 31, 2020:

(Amounts in US$’s)	June 30, 2021	December 31, 2020
Account receivables	$2,984	$2,474
Less: Allowance for doubtful accounts	(1,271)	(1,687)
Total account receivables, net	$1,713	$787

The Company recognized $0.20 million and $0.13 million of bad debt expense for the three months ended June 30, 2021 and 2020, respectively, and $0.20 million and $0.38 million for the six months ended June 30, 2021 and 2020, respectively.

6. INVENTORY

Inventory consisted of the following as of June 30, 2021 and December 31, 2020:

(Amounts in thousands)	June 30, 2021	December 31, 2020
Raw materials	$4,041	$1,765
Work in progress	1,249	461
Finished goods	3,096	3,305
Total inventory	8,386	5,531
Reserve	(1,239)	(993)
Total inventory, net	$7,147	$4,538

7. PREPAID

Prepaid expenses consisted of the following as of June 30, 2021 and December 31, 2020:

(Amounts in thousands)	June 30, 2021	December 31, 2020
Prepaid products and services	$7,154	$172
Deferred offering expenses	—	569
Prepaid rent and security deposit	84	732
	$7,238	$1,473

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2021 and December 31, 2020:

(Amounts in thousands)	June 30, 2021	December 31, 2020
Shop machinery and equipment	$11,239	$9,961
Computers and electronics	1,393	575
Office furniture and fixtures	627	348
Building	4,801	—
Land	1,330	—
Leasehold improvements	1,164	274
	20,554	11,158
Less - accumulated depreciation	(10,805)	(8,872)
	$9,749	$2,286

The Company recognized $0.44 million and $0.29 million of depreciation expense for the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $0.52 million for the six months ended June 30, 2021 and 2020, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020:

(Amounts in thousands)	June 30, 2021	December 31, 2020
Accounts payable	$2,593	$5,583
Accrued interest	155	2,029
Accrued liabilities	1,538	1,649
Accrued payroll	1,191	3,992
Total accounts payable and accrued expenses	$5,477	$13,253

10. LEASES

Operating Leases

The Company has operating leases for office, manufacturing and warehouse space, office equipment, and vehicles.

As part of the SKS business acquisition on February 25, 2021, the Company assumed a lease of flexible office space with a remaining term of approximately 28 months that will expire on July 1, 2023. Monthly payments are $16 thousand during the remaining life of the lease. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms.

As part of the SKS business acquisition on February 25, 2021, the Company assumed vehicle leases with a remaining weighted average term of approximately 11 months. Monthly average payments are $2 thousand during the remaining life of the leases. The leases included an implicit rate of return from 5.41% to 6% and no renewal options.

In April 2021, the Company entered into a 60-month office equipment lease with monthly payments and no renewal options. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms.

In April 2021, a subsidiary of the Company entered into several vehicle leases with approximately 36-month terms. Monthly payments range from $1 thousand to $2 thousand. Each lease had an implicit rate of 6.0% and no renewal options.

In May 2021, a subsidiary of the Company entered into an amendment to its existing facility lease to extend the expiration date through June 20, 2022 and to increase the annual base to $12 thousand per month. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms. The modification resulted in additional right-of-use asset and lease liability of $0.12 million

As part of the RVision business acquisition on April 1, 2021, the Company assumed a lease of office space with a remaining term of approximately 35 months that will expire on March 31, 2024. Monthly payments ae $7 thousand during the remaining life of the lease. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms.

Other information related to the Company’s operating leases are as follows:

(Amounts in thousands)	For the six months ended June 30, 2021
Operating lease ROU Asset – December 31, 2020	$2,725
Increase	1,217
Decrease	—
Amortization	(495)
Operating lease ROU Asset – June 30, 2021	$3,447

Operating lease liability – December 31, 2020	$2,885
Increase	1,217
Decrease	(30)
Amortization	(453)
Operating lease liability – June 30, 2021	$3,619

Operating lease liability – short term	$1,106
Operating lease liability – long term	2,513
Operating lease liability – total	$3,619

Operating lease cost	$595
Variable lease cost	$—
Short-term lease cost	$102

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$598

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s operating leases as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term	3.45 years	4.19 years
Weighted average discount rate	6.0%	5.95%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Condensed Consolidated Balance Sheet as of June 30, 2021:

(Amounts in thousands)	Operating Leases
Remainder of 2021	$675
2022	1,179
2023	1,048
2024	707
2025	384
Thereafter	3
Total minimum lease payments	3,996
Less: effect of discounting	(377)
Present value of future minimum lease payments	3,619
Less: current obligations under leases	(1,106)
Long-term lease obligations	$2,513

Finance Leases

The Company has finance leases for certain manufacturing and office equipment.

Information related to the Company’s finance leases are as follows:

(Amounts in thousands)	For the six months ended June 30, 2021
Finance lease ROU Asset – December 31, 2020	$68
Increase	—
Amortization	(12)
Finance lease ROU Asset – June 30, 2021	$56

Finance lease liability – December 31, 2020	$55
Increase	—
Interest accretion	1
Payment	(30)
Operating lease liability – June 30, 2021	$26

Finance lease liability – short term	$26
Finance lease liability – long term	—
Finance lease liability – total	$26

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s finance leases as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term	0.75 years	1.10 years
Weighted average discount rate	7.20%	3.91%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the finance lease liabilities recorded on the Condensed Consolidated Balance Sheet as of June 30, 2021:

(Amounts in thousands)	Finance Leases
Remainder of 2021	$19
2022	8
Thereafter	—
Total minimum lease payments	27
Less: effect of discounting	(1)
Present value of future minimum lease payments	26
Less: current obligations under leases	(26)
Long-term lease obligations	$—

11. BUSINESS ACQUISITIONS

Skyline Partners Technology LLC

On January 29, 2021, the Company completed the acquisition of Fastback for cash consideration paid of $1.32 million and the issuance of $1.50 million aggregate principal amount of term notes and $11.15 million aggregate principal amount of convertible notes that are convertible into common stock at a conversion price of $5.22 per share, subject to adjustment. See Note 13 – Debt Agreements for further discussion of the notes. Fastback’s products complement and enhance the Company’s 5g connectivity offerings. All resulting goodwill is expected to be tax deductible.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at June 30, 2021:

(Amounts in thousands)	Fair Value
Cash	$9
Accounts receivable	245
Inventory	358
Prepaid expenses	1,914
Property & equipment	202
Intangible assets:
Intellectual Property	3,502
Software	96
Goodwill	9,527
Total assets	15,853
Accounts payable	1,055
Accrued liabilities	174
Notes payable	210
Contract liabilities, current	213
Accrued warranty liability – long term	236
Total purchase consideration	$13,965

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis and working capital, as the Company has not yet completed the detailed valuation analyses as of the filing date of this Form 10-Q.

Sky Sapience Ltd.

On February 25, 2021, the Company completed the acquisition of SKS. The total preliminary purchase price consideration amounted to $11.78 million, subject to working capital and other post-closing adjustments, representing (i) cash paid on the closing date of $2.71 million, (ii) 2,555,209 shares of the Company’s common stock with a fair value of $9.07 million or $3.55 per share, of which an aggregate of 1,151,461 shares is being held in an escrow fund for the purpose of satisfying any post-closing indemnification claims against the sellers under the share purchase agreement. SKS’s products complement and enhance the Company’s tethered drone product portfolio for commercial communications, defense and national security markets. All resulting goodwill is expected to be tax deductible.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at June 30, 2021:

(Amounts in thousands)	Fair Value
Cash	$320
Accounts receivable	60
Inventory	1,229
Prepaid expenses	15
Other current assets	334
Property & equipment	148
Operating lease right-of-use assets	472
Intangible assets:
Goodwill	13,115
Total assets	15,693
Accounts payable	710
Accrued liabilities	431
Contract liabilities, current	2,309
Operating lease liabilities, current	194
Operating lease liabilities - long term	267
Total purchase consideration	$11,782

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis and working capital, as the Company has not yet completed the detailed valuation analyses as of the filing date of this Form 10-Q.

RVision, Inc.

On April 1, 2021, the Company completed the acquisition of RVision. The Company acquired 100% of the outstanding capital stock of RVision in exchange for 2,000,000 shares of its common stock with a fair value of $5.5 million or $2.75 per share. Pursuant to the terms of the acquisition, the Company filed a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), to register the resale of 1,000,000 of such shares of common stock, and agreed to include the remaining shares in any registration statement the Company files under the Securities Act for a primary offering within one year of the closing date, subject to certain exceptions. RVision’s products complement and enhance the Company’s communication offerings and provides additional access to governmental and private sector commercial industries. All resulting goodwill is expected to be tax deductible.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at June 30, 2021:

(Amounts in thousands)	Fair Value
Cash	$449
Accounts receivable	47
Prepaid expenses	53
Inventory	825
Property & equipment	16
Operating lease right-of-use asset	270
Intangible assets:
Goodwill	5,629
Total assets	7,289
Accounts payable	54
Accrued liabilities	219
Operating lease liabilities, current	74
Contract liabilities, current	793
Notes payable	453
Operating lease liabilities – long term	196
Total purchase consideration	$5,500

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis and working capital, as the Company has not yet completed the detailed valuation analyses as of the filing date of this Form 10-Q.

Innovation Digital, LLC

On June 3, 2021, the Company completed the acquisition of Innovation Digital. The total preliminary purchase price consideration amounted to $8.94 million, representing cash consideration paid of $1.0 million, 3,165,322 shares of common stock with a fair value of $7.34 million or $2.32 per share, and a promissory note in the principal amount of $0.60 million that is convertible into common stock at a conversion price of $2.35. Pursuant to the terms of the acquisition, the Company has agreed to filed a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), to register the resale of the 3,165,322 shares of common stock. See Note 13 – Debt Agreements for further discussion of the notes. Innovation digital enhances the Company’s portfolio of intellectual property and licensing capabilities. All resulting goodwill is expected to be tax deductible.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at June 30, 2021:

(Amounts in thousands)	Fair Value
Property & equipment	$6
Operating lease right-of-use asset	105
Other Non-Current Assets	2
Intangible assets:
Goodwill	9,046
Total assets	9,159
Accounts payable	78
Operating lease liabilities, current	32
Notes payable	31
Operating lease liabilities – long term	74
Total purchase consideration	$8,944

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis and working capital, as the Company has not yet completed the detailed valuation analyses as of the filing date of this Form 10-Q.

12. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2021:

(Amounts in thousands)	Total
Balance at December 31, 2020	$64,898
2021 Acquisitions	37,317
Balance at June 30, 2021	$102,215

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of June 30, 2021 and December 31, 2020:

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trade names	$5,974	$(1,350)	$4,624
Licenses	350	(34)	316
Technology	39,350	(10,304)	29,046
Customer relationships	21,201	(5,485)	15,716
Intellectual property	3,730	(673)	3,057
Noncompete	937	(508)	429
Total definite-lived intangible assets at December 31, 2020	$71,542	$(18,354)	$53,188
Trade names	$5,974	$(1,808)	$4,166
Licenses	69	(69)	—
Technology	39,350	(13,584)	25,766
Customer relationships	21,201	(7,404)	13,797
Intellectual property	7,232	(1,182)	6,050
Noncompete	937	(742)	195
Capitalized software	1,329	(30)	1,299
Total definite-lived intangible assets at June 30, 2021	$76,092	$(24,819)	$51,273

Amortization expense of intangible assets was $3.17 million and $2.62 million for the three months ended June 30, 2021 and 2020, respectively, and $6.47 million and $5.23 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, the Company impaired obsolete software that was replaced during the year. Impairment expense for the three and six months ended June 30, 2021 was $0.28 million. There was no impairment expense for the three and six months ended June 30, 2020. The Company’s amortization is generally based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets. However, capitalized software is amortized using the greater of (1) the net realizable value test, which is based on the proportion of current gross revenues to the total of current and estimated future gross revenues for the project or (2) straight-line amortization. The following table sets forth the weighted-average amortization period, in total and by major intangible asset class:

Asset Class	Weighted- Average Amortization period
Trade names	6.8 years
Licenses	5.0 years
Technology	6.0 years
Customer relationships	5.7 years
Intellectual property	6.5 years
Noncompete	2.0 years
Capitalized software	4.7 years
All Intangible assets	6.0 years

As of June 30 2021, the expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter was as follows:

(Amounts in thousands)	Estimated
Remainder of 2021	$6,513
2022	12,687
2023	12,602
2024	10,493
2025	5,159
2026	2,326
Thereafter	1,493
Total	$51,273

13. DEBT AGREEMENTS

Secured Notes Payable

A subsidiary of the Company had previously entered into a promissory note not to exceed the principal amount of $0.55 million that bore interest at 8.5% per annum with a maturity date of August 31, 2018. On September 11, 2019, the note was amended with both parties agreeing that the outstanding balance of $0.81 million would be due on February 28, 2020. This promissory note was secured by substantially all of the assets of the subsidiary. As of December 31, 2020, an aggregate principal amount of $0.79 million was outstanding under this note. The aggregate principal amount of this note was fully repaid during fiscal 2021.

A subsidiary of the Company had previously entered into a promissory note in the principal amount of $0.45 million that bore interest at 9.0% per annum and was scheduled to mature on March 1, 2022. As of December 31, 2020, an aggregate principal amount of and $0.15 million, was outstanding under this note. This promissory note was secured by all assets, certain real estate and cash accounts of the subsidiary, and was guaranteed by certain management of the subsidiary. The aggregate principal amount of this note was fully repaid during fiscal 2021.

A subsidiary of the Company had previously entered into a promissory note in the principal amount of $50 thousand that bore interest at 7.9% per annum and was scheduled to mature on September 1, 2021. This promissory note was secured by business equipment, certain real estate and cash accounts of the subsidiary and was guaranteed by certain management of the subsidiary. As of December 31, 2020, an aggregate principal amount of $11 thousand was outstanding under this note. The aggregate principal amount of this note was fully repaid during fiscal 2021.

A subsidiary of the Company had previously entered into a loan agreement under which it received $2.0 million bearing interest at the rate of 9.0% per annum and is scheduled to mature on November 26, 2021. Upon an event of default, the interest rate would automatically increase to 15% per annum on any unpaid principal and interest, compounded monthly, and all unpaid principal and accrued interest would become due on-demand. Accrued interest is calculated on a compound basis and is payable semi-annually in May and November of each year. Principal is scheduled to be due in full at maturity but can be prepaid in full or in part without penalty. The loan is secured by all of the assets of the subsidiary and is guaranteed by the Company. The debt issuance costs were the result of the issuance of 350,000 shares of common stock and a cash payment of $80 thousand. The Company defaulted on this loan during fiscal 2020, which caused the interest rate to increase to a monthly compounded rate of 15% per annum, a late charge of 5% was incurred, and the loan and accrued interest became due on-demand. Amounts recorded as debt discounts and issuance costs were fully amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations during the 2020 fiscal year, as a result of the loan becoming due on-demand from the default event. As of December 31, 2020, an aggregate principal amount of $2.0 million was outstanding under this loan. On January 26, 2021, $1.0 million of the principal amount of this loan and all accrued interest with a combined total of $1.23 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Stockholders’ Equity, resulting in the issuance of 295,674 shares of common stock, along with warrants to purchase up to 295,674 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. The extinguishment on January 26, 2021 cured all events of default. As of June 30, 2021, an aggregate principal amount of $1.0 million was outstanding under this loan.

On February 26, 2020, the Company entered into a $0.6 million secured business loan that bore interest at 78.99% per annum which matured on December 26, 2020. The loan was secured by the assets of the Company. As of December 31, 2020, an aggregate principal amount of $75 thousand was outstanding and past due under this loan. The aggregate principal amount of this loan was fully repaid during 2021.

In connection with the acquisition a subsidiary on March 6, 2020, the Company assumed a secured loan with FirstBank in the principal amount of $0.98 million that bore interest at 5% per annum, with a maturity date of June 1, 2020. This loan was subsequently extended to September 15, 2020 and the interest rate was increased to 36% per annum for any principal balance remaining unpaid past the extended maturity date. The loan was secured by certain assets of the subsidiary. This loan was subjected to covenants, whereby the subsidiary was required to meet certain financial and non-financial covenants at the end of each fiscal year. As of December 31, 2020, an aggregate principal amount of $0.86 million was outstanding and past due under this loan. The aggregate principal amount of this loan was fully repaid during fiscal 2021.

On March 19, 2020, the Company entered into a secured loan agreement in the amount of $2.01 million that bore interest at 5% per annum with a maturity date of August 31, 2020, which was subsequently extended to October 15, 2020. Upon maturity, the interest rate automatically increased to 18% per annum, and a late charge of 5% was charged for any balance overdue by more than 10 days. The loan was secured by certain intellectual property assets of the Company. As of December 31, 2020, an aggregate principal amount of $2.01 million was outstanding and past due under this loan. On January 26, 2021, the aggregate principal amount of this loan and accrued interest with a combined total of $2.25 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Stockholders’ Equity, plus a 10,000 unit conversion bonus, resulting in the issuance of 552,231 shares of common stock, along with warrants to purchase up to 552,231 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

In connection with the acquisition a subsidiary on March 6, 2020, the Company: assumed various equipment financing loans with aggregate principal balances of approximately $0.2 million, which were secured by the related equipment, that bore interest ranging from 6.7% to 8.5% per annum. Monthly principal and interest payments were due over the term. As of December 31, 2020, aggregate principal balances of approximately $0.18 million were outstanding and past due under these loans. The aggregate principal amounts of these loans were fully repaid during fiscal 2021.

On December 8, 2020, the Company entered into a secured loan agreement in the aggregate principal amount of $1.1 million with an original issue discount of $0.1 million, that bore interest at the rate of 10% per annum and matured on January 6, 2021. Upon an event of default, the interest rate would automatically increase to 36% per annum on any unpaid principal, or the maximum amount permitted by applicable law, compounded monthly, and all unpaid principal and accrued interest would become due on-demand. The loan was guaranteed by a subsidiary of the Company and was secured by the Company’s equity interest in the subsidiary, all of the assets of the subsidiary and certain intellectual property assets of the Company. Daniel L. Hodges, the Company’s Chief Executive Officer, transferred a total of 23,334 shares of his personally owned, issued and outstanding common stock to the lender and brokers, as part of this transaction. The shares had a total fair value of $0.14 million. The Company accounted for this as a contribution from Mr. Hodges, as debt issuance costs. The Company incurred debt issuance costs to the placement agent of this transaction in the amount of $50 thousand. As of December 31, 2020, an aggregate principal amount of $1.1 million was outstanding under this loan. On January 26, 2021, $0.4 million of the principal amount of this loan and accrued interest with a combined total of $0.5 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Stockholders’ Equity, resulting in the issuance of 119,418 shares of common stock, along with warrants to purchase up to 119,418 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. The remaining $0.7 million principal amount of this loan was fully repaid during fiscal 2021.

On January 15, 2021, in connection with its acquisition of the new manufacturing facility in Tucson, Arizona, a subsidiary entered into a secured loan agreement pursuant to which it received a loan in the amount of up to $5.36 million that bears interest on the outstanding loan balance at the greater of (i) 8% per annum or (ii) 6.75% per annum in excess of the 1-month LIBOR rate, and matures on January 15, 2022. At the closing of the loan, the lender withheld $0.51 million of the loan amount as an interest reserve. In addition, $0.88 million of the loan amount was withheld and may be disbursed at later dates to pay for lender-approved improvements to the property secured by the loan. Interest is payable monthly. The loan is due in full at maturity. Upon an event of default, the interest rate on the loan will increase by an additional 5.00% per annum, and the outstanding principal amount of the loan, accrued interest thereon and fees may become due on-demand. Upon the maturity date or earlier date upon which the unpaid balance of the loan may become immediately payable due to acceleration, and on any prepayments of the loan, the subsidiary will owe an exit fee equal to the greater of (a) $54 thousand, or (b) 1.00% of the unpaid loan balance and all unpaid accrued interest and fees. Subject to certain terms and conditions and upon payment of a fee, the subsidiary may request a six-month extension of the maturity date. The loan is secured by the land, building and certain other assets of the subsidiary and is guaranteed by the Company and Daniel L. Hodges, the Company’s Chief Executive Officer. In addition, all rights to leases and rent related to the land and building assets have been assigned to the lender for potential non-performance by the subsidiary of its obligations under the loan. This loan is subject to certain financial and non-financial covenants on the part of the subsidiary at the end of each fiscal quarter and fiscal year. The Company incurred debt issuance costs for transaction in the amount of $0.16 million. As of June 30, 2021, an aggregate principal amount of $4.48 million was outstanding under this loan.

In connection with its acquisition of a subsidiary on January 29, 2021, the Company assumed the obligations of the sellers on a secured loan in the principal amount of $0.21 million that bears interest on the outstanding loan balance at the greater of (i) 5.75% per annum in excess of the Prime Rate or (ii) $4 thousand per month, with a maturity date of April 30, 2021. Interest is payable monthly. Upon an event of default, the interest rate on the loan will increase by an additional 5.00% per annum, and the outstanding principal amount of the loan, accrued interest thereon and fees may become due on-demand. The loan was secured by the assets of the subsidiary. The principal amount of this loan was fully repaid during fiscal 2021.

Notes Payable

In connection with previous acquisitions of two subsidiaries, the Company assumed the obligations of the seller on a promissory note in the principal amount of $0.5 million that bore interest at 12.0% per annum with a maturity date of October 17, 2017, which was subsequently extended to September 30, 2020 and the interest rate was reduced to 10% per annum. Accrued interest and the full principal balance were due at maturity. Upon maturity, the interest rate increased to 15% per annum for any balance overdue by more than 5 days. During 2020, all unpaid accrued interest from October 1, 2019 through December 31, 2019 was converted into 4,832 shares of common stock. As of December 31, 2020, an aggregate principal amount of $0.5 million was outstanding and past due under this note. On January 26, 2021, the aggregate principal amount of this note and accrued interest with a combined total of $0.56 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Stockholders’ Equity, resulting in the issuance of 135,324 shares of common stock, along with warrants to purchase up to 135,324 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

In connection with previous acquisitions of two subsidiaries, the Company assumed the obligations of the seller of a promissory note in the principal amount of $0.18 million that bore interest at the rate of 15% per annum and was due on November 30, 2017, which was subsequently extended to September 30, 2020 and the interest rate was reduced to 10% per annum. Accrued interest and principal were due and payable at maturity. Upon maturity, the interest rate increased to 15% per annum for any balance overdue by more than 5 days. As of December 31, 2020, an aggregate principal amount of $0.18 million was outstanding and past due. The aggregate principal amount of this note was fully repaid during fiscal 2021.

A subsidiary of the Company had previously entered into a 90-day promissory note in the principal amount of $4.4 million with an original issue discount of $0.4 million. Subsequently, this note was amended to accrue interest at the rate of 8% per annum and to extend the maturity date with new payment terms. In September 2019, the promissory note was increased to $5.0 million as all unpaid accrued interest was added to the principal balance and to extend the maturity date to March 20, 2020 and increase the interest rate to 10% per annum. In April 2020, the maturity date of this note was extended to August 31, 2020, the interest rate was increased to 12% per annum, and the Company provided to the lender 33,334 fully paid and non-assessable shares of its common stock that have been treated as debt issuance costs. As of December 31, 2020, an aggregate principal amount of $3.5 million was outstanding under this note. On January 26, 2021, the aggregate principal amount of this note and accrued interest with a combined total of $4.21 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Stockholders’ Equity, resulting in the issuance of 1,014,716 shares of common stock, along with warrants to purchase up to 1,014,716 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

A subsidiary of the company had previously entered into several promissory notes in the aggregate principal amount of $0.45 million that bore an effective interest rate of 133% per annum due to a single payment incentive, which matured on December 6, 2019. Of these promissory notes, an aggregate principal amount of $0.2 million was owed to three employees. Accrued interest and principal were due and payable at maturity. These notes had been past due and were accruing interest at a rate of 18% per annum. As of December 31, 2020, the aggregate principal amount of $67 thousand was outstanding and past due under these notes. The aggregate principal amount of these notes was fully repaid during fiscal 2021.

On March 5, 2020, the Company sold a promissory note in the principal amount of $0.5 million with an original issue discount of $54 thousand, that matured on November 30, 2020. Additionally, in lieu of interest, the Company issued to the lender 16,667 shares of its common stock with a fair value of $57 thousand, which was recognized as a debt discount and amortized to interest expense over the term of the note. Any principal balance remaining unpaid past the maturity date accrued interest at a rate of 15% per annum. As of December 31, 2020, an aggregate principal amount of $0.5 million was outstanding and past due under this note. On January 26, 2021, the aggregate principal amount of this note and accrued interest with a combined total of $0.51 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Stockholders’ Equity, resulting in the issuance of 123,305 shares of common stock, along with warrants to purchase up to 123,305 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

In connection with the acquisition of a subsidiary on March 6, 2020, the Company, entered into promissory notes or agreed to pay the sellers an aggregate principal amount of $0.58 million that did not bear interest and required monthly principal payments. As of December 31, 2020, an aggregate amount of $0.55 million was outstanding and past due. However, there were no penalties associated with this default. The aggregate principal amount of these notes was fully repaid during fiscal 2021.

In addition, the Company assumed a note payable in the amount of $87 thousand bearing interest at 3% per annum and with a maturity date of February 16, 2023. Monthly payments of principal and interest are due over the term. As of June 20, 2020 and December 31, 2020, an aggregate principal amount of $33 thousand and $83 thousand, respectively, was outstanding under this note.

On May 29, 2020, the Company entered into a promissory note in the principal amount of $0.29 million with an original issue discount of $40 thousand and a maturity date of September 30, 2020. The balance was due at maturity, with interest accruing at a rate of 12% per annum for any principal balance remaining unpaid past the maturity date. As of December 31, 2020, an aggregate principal amount of $0.29 million was outstanding and past due under this note. On January 26, 2021, the aggregate principal amount of this note, a 10% principal bonus, and accrued interest with a combined total of $0.33 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Stockholders’ Equity, resulting in the issuance of 79,579 shares of common stock, along with warrants to purchase up to 79,579 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

Between July 2, 2020 and August 21, 2020, the Company borrowed an aggregate of $1.2 million from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes were between $50 thousand and $200 thousand. The notes had maturity dates between October 13, 2020 and November 30, 2020 that bore interest at a rate of 15% per annum, with interest accrued at an annually-compounded rate of 18% per annum for any principal balance remaining unpaid past the maturity date. Daniel L. Hodges, the Company’s Chief Executive Officer, transferred a total of 96,634 shares of his personally owned, issued and outstanding common stock, with a fair value of $0.48 million, to the accredited investors and brokers, as part of this transaction. The Company accounted for this as a contribution from Mr. Hodges and as debt discounts and issuance costs. The amounts recorded as debt discounts and issuance costs were fully amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations during the 2020 fiscal year. As of December 31, 2020, an aggregate principal amount of $1.2 million was outstanding and past due under these notes. On January 26, 2021, $0.75 million of the aggregate principal amount of these notes, a 10% principal bonus, and accrued interest with a combined total of $0.89 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Stockholders’ Equity, resulting in the issuance of 213,496 shares of common stock, along with warrants to purchase up to 213,496 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. The remaining $0.45 million aggregate principal amount of these notes was fully repaid during fiscal 2021.

Between November 4, 2020 and November 24, 2020, the Company borrowed an aggregate of $0.55 million from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes were between $50 thousand and $100 thousand. The notes had maturity dates between January 31, 2021 and February 23, 2021 that bore interest at a rate of 15% per annum, with interest accrued at an annually-compounded rate of 18% per annum for any principal balance remaining unpaid past the maturity date. Daniel L. Hodges, the Company’s Chief Executive Officer, transferred a total of 38,334 shares of his personally owned, issued and outstanding common stock, with a fair value of $0.26 million, to the accredited investors, as part of this transaction. The Company accounted for this as a contribution from Mr. Hodges and as debt discounts and issuance costs. The Company defaulted on these notes during the 2020 fiscal year, causing the interest rate to increase to an annually-compounded rate of 18% per annum, and the note and accrued interest to become due on-demand. The amounts recorded as debt discounts were fully amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations during the 2020 fiscal year. As of December 31, 2020, an aggregate principal amount of $0.55 million was outstanding under these notes. On January 26, 2021, $0.5 million of the aggregate principal amount of these notes, a 10% principal bonus, and accrued interest with a combined total of $0.57 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Stockholders’ Equity, resulting in the issuance of 136,324 shares of common stock, along with warrants to purchase up to 136,324 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. The remaining $50 thousand aggregate principal amount of these notes was fully repaid during fiscal 2021.

In connection with an acquisition of a subsidiary on January 29, 2021, the Company issued to the sellers $1.5 million aggregate principal amount of term promissory notes. The individual principal amounts of the notes ranged from $1 thousand to $393 thousand. These notes bore interest at the rate of 10% per annum and matured on the earlier of (i) January 1, 2022, (ii) the date on which an aggregate of $6.0 million worth of products and services are sold following the acquisition date by (A) Fastback or (B) the Company and its subsidiaries (other than Fastback) to certain specified Fastback customers, or (iii) the date on which the Company issues and sells shares of its common stock or debt securities to investors in a bona-fide arms-length financing transaction for aggregate consideration of at least $12.0 million. Interest was payable in cash semi-annually in arrears on each June 1 and December 1, commencing on June 1, 2021, and on the maturity date. Principal and any unpaid accrued interest was due on the maturity date. These notes matured on February 10, 2021 upon the Company’s closing of a public offering, as disclosed in Note 15- Stockholders’ Equity. However, the representative of the Fastback sellers requested that the Company withhold payment of principal and interest on these notes until a dispute among such sellers could be resolved. As payment was withheld at the request of the sellers’ representative, no event of default occurred and interest was accrued only through the maturity date. These notes were fully repaid during fiscal 2021.

Various subsidiaries of the Company received loan proceeds or the Company assumed in conjunction with various acquisitions an aggregate amount of $0.77 million under the Paycheck Protection Program (“PPP”). The PPP loans have maturity dates ranging from two to five years and an interest rate of 1% per annum. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable pursuant to section 1106 of the CARES Act, after a period of up to 24 weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 40 percent of the amount forgiven can be attributable to non-payroll costs. Further, the amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period of up to 24 weeks. During the six months ended June 30, 2021, an aggregate of $0.32 million of these notes has been forgiven. This forgiveness was recorded as a gain on extinguishment of debt in the Condensed Consolidated Statement of Operations. As of June 20, 2021 and December 31, 2020, an aggregate principal amount of $0.45 million and $0.58 million, respectively, was outstanding under these loans. As described in Note 19 – Subsequent Events, an additional $0.1 million of these notes was forgiven subsequent to June 30, 2021.

In connection with the acquisition of a subsidiary by the Company on April 1, 2021, the Company assumed two notes payable with aggregate principal balances of $0.3 million. These notes bore interest at 6% and were paid in full immediately following the completion of the acquisition by the Company.

Senior Debentures

In connection with previous acquisitions of two subsidiaries, the Company assumed the obligations of the seller of $0.1 million aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $24.00 or (2) 80% of the common stock price offered under the next equity offering. On April 30, 2020, these debentures were modified to remove the conversion feature and only have settlement through cash. During fiscal 2020, these debentures became past due and interest accrued at a rate of 15% per annum. As of December 31, 2020, an aggregate principal amount of $84 thousand was outstanding under these debentures. The aggregate principal amount of this debenture was fully repaid during fiscal 2021.

Convertible Notes Payable

On July 7, 2020, the Company sold a convertible promissory note in the principal amount of $0.29 million with an original issue discount of $36 thousand that bore interest at a rate of 12.5% per annum, and warrants to purchase 52,910 shares of common stock. Warrants to purchase up to 9,260 shares of common stock were also issued to an unrelated third-party as a placement fee for the transaction. Terms and maturities are similar to the April 29, 2020 note, as disclosed in the Company’s Annual Report on Form 10-K. In connection with this note, the Company recognized debt discounts of $0.22 million. On July 28, 2020, the Company defaulted on this note by not filing a registration statement under the Securities Act by July 28, 2020. As a result, the aggregate principal balance increased by penalties and interest of $88 thousand. In addition, the interest rate was increased to 24% per annum, and the note and accrued interest became due on demand. As of December 31, 2020, there was an aggregate principal amount of $0.37 million outstanding and past due under this note. On January 22, 2021, the note holder converted the full principal of $0.37 million and all accrued interest with a combined total of $0.42 million into 155,013 shares of common stock.

On August 21, 2020, the Company sold a convertible promissory note in the principal amount of $1.7 million with an original issue discount of $0.2 million that bore interest at a rate of 5.0% per annum and matured on November 20, 2020. Accrued interest and principal were due on the maturity date. Upon maturity, the interest rate automatically increased to the lesser of 18% per annum or the maximum amount permitted by applicable law on any unpaid principal and accrued interest. Following the maturity date, the note was convertible into shares of common stock at a conversion price equal to 65% of the lowest volume weighted average price of the common stock during the 20 consecutive trading days immediately preceding the conversion date. As additional consideration for the loan, the Company issued to the lender 133,334 shares of common stock at a fair value of $10.05 per share. Warrants to purchase up to 17,857 shares of common stock that are exercisable for a purchase price of $8.40 per share at any time on or prior to August 20, 2025, were also issued to an unrelated third-party as a placement fee for the transaction. In connection with these transactions, the Company recognized aggregate debt discounts of $1.73 million. On November 21, 2020, the Company defaulted on this note by not repaying the principal and accrued interest by the maturity date, which resulted in the aggregate principal balance increasing by penalties and interest of $0.54 million. In addition, the interest rate was increased to 24% per annum. As of December 31, 2020, an aggregate principal amount of $2.24 million was outstanding and past due under this note. The aggregate principal amount of this note was fully repaid during fiscal 2021.

In connection with its acquisition a subsidiary on January 29, 2021, the Company issued to the sellers $11.15 million aggregate principal amount of convertible promissory notes. The individual principal amounts of the notes ranged from $6 thousand to $5.58 million. These notes initially bear interest at the rate of 1.01% per annum, which is to be adjusted to the prime rate as published by the Wall Street Journal on each annual anniversary of the issuance date, and mature on January 29, 2026. Interest is payable in cash annually in arrears on each January 1. Commencing on January 29, 2022, the outstanding principal and accrued interest on these notes may be converted in full to shares of the Company’s common stock at a conversion price of $5.22 per share, subject to adjustment. Upon an event of default, the interest rate will automatically increase to 15% per annum compounded annually, and all unpaid principal and accrued interest may become due on-demand. Principal and any unpaid accrued interest are due on the maturity date. Upon maturity, the interest rate will automatically increase to 15% per annum compounded annually on any unpaid principal. As of June 30, 2021, an aggregate principal amount of $11.15 million was outstanding.

In connection with its acquisition of a subsidiary on June 3, 2021, the Company issued to the seller, who became an employee of the Company, a convertible promissory note in the principal amount of $0.6 million that bears interest at the rate of 5% per annum, maturing on June 3, 2022. Accrued interest and principal is due at maturity. Commencing December 3, 2021, the outstanding principal and accrued interest on this note may be converted into shares of the Company’s common stock at an initial conversion price of $2.35 per share, subject to certain terms, conditions and adjustments. As of June 30, 2021, the full principal amount of $0.6 million of this note was outstanding.

Senior Convertible Promissory Note

On May 27, 2021, the Company sold a senior secured convertible promissory note in the principal amount of $11.0 million with an original issue discount of $1.0 million bearing an interest rate of 6% per annum that matures on May 27, 2023 and is subject to certain restrictive covenants. This note is convertible at any time following the earlier of the 6-month anniversary of the date of issuance or the date of effectiveness of a registration statement covering the applicable conversion shares at a conversion price of $4.50, subject to adjustment. The Company also issued to the buyer warrants to purchase up to 1,8200,000 shares of common stock with an exercise price of $4.50 per share, subject to adjustment, any time prior to May 27, 2026, and a grant date fair value of $0.505 per share. The Company also paid aggregate cash debt issuance costs of $0.69 million. The resulting aggregate debt discount recorded by the Company amounted to $2.6 million. Principal payments of $0.61 million plus interest are required to be paid monthly commencing six months after the date of issuance. This note is guaranteed by each of the Company’s subsidiaries and is secured by a first priority lien on all of the assets and properties of the Company and the assets and properties of its subsidiaries, subject only to the liens securing approximately $1.0 million principal amount of outstanding indebtedness of one of its subsidiaries. As of June 30, 2021, an aggregate principal amount of $11.0 million was outstanding.

Senior Convertible Debentures

The Company had previously sold $0.25 million aggregate principal amount of 10% Senior Convertible Debentures that bore interest at a rate of 10% per annum and were scheduled to mature on December 31, 2021. Interest was paid semi-annually in arrears in June and December of each year in cash or, at the Company's option, in shares of common stock at the conversion price that is equal to the lesser of (1) $7.50 or (2) a future effective price per share of any common stock sold by the Company. Upon an event of default, the interest rate shall automatically increase to 15% per annum. In connection with these debentures, the Company recognized aggregate debt discounts of $0.25 million. On April 21, 2020, all unpaid accrued interest through December 31, 2019 was converted into 2,234 shares of common stock. Also on April 21, 2020, all the outstanding warrants were exercised at $0.03 per share into 94,510 issued shares of the Company’s common stock, resulting in full recognition in interest expense of the remaining debt discount. On April 30, 2020, these debentures were amended to provide for the conversion of the debentures into shares of the Company’s common stock instead of the Company’s common stock and the conversion price was changed from $7.50 per share to $2.268 per share. The Company defaulted on these debentures during the 2020 fiscal year, causing the interest rate to increase to 15% per annum, and the debentures and accrued interest to become due on demand. Any remaining amounts recorded as debt discounts were fully amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations during the 2020 fiscal year. As of December 31, 2020, an aggregate principal amount of $0.25 million was outstanding and past due under these debentures. On January 26, 2021, the holder of these debentures converted the aggregate principal and interest of $0.28 million into 125,186 shares of common stock.

On July 2, 2020, the Company sold $1.0 million aggregate principal amount of 9% Senior Convertible Debentures to an accredited investor that bore interest at a rate of 9% per annum and a maturity date of September 30, 2020, subsequently extended to November 30, 2020. Accrued interest and principal were due at maturity, with interest paid in cash or, at the Company’s option, in shares of common stock at the conversion price of $3.00 per share. Upon an event of default, the interest rate would automatically increase to 15% per annum. The debentures were convertible into shares of the Company’s common stock at a conversion price of $3.00 per share. The Company also issued warrants to purchase 33,334 shares of common stock that are exercisable for a purchase price of $3.00 per share, at any time on or prior to the earlier of December 31, 2022 or the second anniversary of the Company’s consummation of a public offering of its common stock in connection with an up-listing of the common stock to a national securities exchange. In connection with these debentures, the Company recorded total debt discounts of $0.16 million. Amounts recorded as debt discounts were fully amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations during the 2020 fiscal year, as a result of the debentures becoming due on demand from the default event. As of December 31, 2020, an aggregate principal amount of $1.0 million was outstanding and past due under these debentures. On January 26, 2021, the holder of these debentures converted the principal amount of $0.9 million into 300,000 shares of common stock. The remaining principal amount of $0.1 million and accrued interest with a combined total of $0.16 million, was fully extinguished on January 26, 2021 at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Stockholders’ Equity, resulting in the issuance of 38,713 shares of common stock of the Company, along with warrants to purchase up to 38,713 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

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

Future maturities contractually required by the Company under long-term debt obligations are as follows for the years ending December 31:

(Amounts in thousands)
Remainder of 2021	$2,284
2022	12,679
2023	2,446
2024	—
2025	—
Thereafter	11,303
Total debt	28,712
Less unamortized discounts and debt issuance costs	(2,572)
Total net debt	26,140
Less current portion of long-term debt, net of unamortized discounts and debt issuance costs	(11,211)
Total long-term debt, net of unamortized discounts and debt issuance costs	$14,929

See Note 19 – Subsequent Events for details regarding additional debt incurred after June 30, 2021.

14. RELATED PARTY TRANSACTIONS

Accrued Liabilities – Related Party

As of June 30, 2021 and December 31, 2020, the accrued liabilities – related party balance was $31 thousand and $30 thousand, respectively, which represented amounts owed to various contractors, officers and employees of the Company as described below.

On November 10, 2017, the Company and Global Security Innovative Strategies, LLC (“GSIS”), a company in which David Aguilar, a member of the Company’s Board of Directors, is a principal, entered in an agreement (the “GSIS Agreement”) pursuant to which GSIS agreed to provide business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for the Company. The GSIS Agreement had an initial term of six months beginning on November 1, 2017. On September 26, 2018, the parties amended the GSIS Agreement to extend the period of service through September 2019 with monthly automatic renewals thereafter. The Company also agreed to issue an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.00. This option immediately vested and terminates on September 26, 2022. Pursuant to the GSIS Agreement, GSIS is paid a fee of $10 thousand per month. In addition, GSIS is paid for the expenses incurred in connection with the performance of its duties under the GSIS Agreement. Either party may terminate or renew the GSIS Agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party. As of June 30, 2021 and December 31, 2020, GSIS was owed $31 thousand and $30 thousand, respectively, for normal monthly retainers and expenses incurred and these amounts were recorded in accrued liabilities – related party.

Notes Payable – Related Party

On August 5, 2019, Daniel L. Hodges, the Company’s Chairman and Chief Executive Officer, and his wife, loaned a subsidiary of the Company $0.2 million at an interest rate of 5.0% per annum and an 18.0% default interest rate with a maturity date of December 31, 2020. Interest was payable monthly while the full principal balance was due at maturity. During fiscal 2020, this loan became past due and was accruing interest at an increased default rate of 18.0% per annum. As of December 31, 2020, $0.2 million was outstanding and past due under the loan. The aggregate principal amount of this note was fully repaid during the first quarter of fiscal year 2021.

On July 1, 2020, Brent Davies, a member of the Company’s Board of Directors and Audit Committee, loaned the Company $50 thousand at an interest rate of 4.80% per annum with an original maturity date of August 31, 2020. This note was amended to extend the maturity date to November 30, 2020. Interest and the full principal balance were due at maturity. During fiscal 2020, this loan became past due and was accruing interest at an increased default rate of 18.0% per annum. As of December 31, 2020, $50 thousand was outstanding and past due under the loan. The aggregate principal amount of this note was fully repaid during the first quarter of fiscal year 2021.

Between October 15, 2020 and December 28, 2020, the Company borrowed an aggregate of $0.6 million from Dr. Dustin McIntire, the Company’s Chief Technology Officer, and issued promissory notes evidencing such loans. The principal amounts of the notes were between $0.1 million and $0.4 million, and such notes bore interest at 10% per annum and were due between January 14, 2021 and March 28, 2021. As of December 31, 2020, $0.6 million was outstanding under these notes. The aggregate principal amount of these notes was fully repaid during the first quarter of fiscal year 2021.

Between November 13, 2020 and December 24, 2020, the Company borrowed an aggregate of $0.16 million from Richard J. Berman, a member of the Company’s Board of Directors, and issued promissory notes evidencing such loans. The principal amounts of the notes were between $40 thousand and $120 thousand, and such notes bore interest at 8% per annum and were due between February 12, 2021 and March 23, 2021. As of December 31, 2020, $0.16 million was outstanding under these notes. On January 26, 2021, the aggregate principal amount of this note, a 10% principal bonus, and all accrued interest with a combined total of $0.18 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Stockholders’ Equity, resulting in the issuance of 42,776 shares of common stock, along with warrants to purchase up to 42,776 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

15. STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2021

As of June 30, 2021, the Company had 100,000,000 shares of preferred stock authorized for issuance, none of which were issued and outstanding and 300,000,000 shares of common stock authorized for issuance and 71,541,070 shares of common stock issued and outstanding.

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

Earnings Per Share

Potential common shares issuable to employees, non-employees and directors upon exercise or conversion of shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options and warrants are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period (out-of-the-money), regardless of whether the Company is in a period of net loss available to common stockholders. The following weighted-average potential common shares were excluded from the diluted loss per common share as their effect was anti-dilutive as of June 30, 2021 and 2020, respectively: stock options of 3,320,181 and 2,548,345, unvested restricted stock units of 328,543 and 314,938, warrants of 775,362 and 94,465, and convertible notes that, if converted, would result in an estimated 4,835,781 and 229,348 shares of common stock.

Public Offerings

On January 26, 2021 (the “First Offering Closing Date”), the Company sold an aggregate of 3,855,422 units at a price to the public of $4.15 per unit (the “First Offering”), each unit consisting of one share of the Company’s common stock, and a warrant to purchase one share of common stock at an exercise price of $4.50 per share (the “First Offering Warrants”), pursuant to an Underwriting Agreement, dated as of January 21, 2021 (the “First Offering Underwriting Agreement”), between the Company and the representative (the “Representative”) of the several underwriters named in the Underwriting Agreement. In addition, pursuant to the First Offering Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 578,312 additional shares of common stock, and/or 578,312 additional First Offering Warrants, to cover over-allotments in connection with the First Offering, which the Representative partially exercised to purchase 578,312 Warrants on the First Offering Closing Date. For additional information on these First Offering Warrants, see Note 16 – Share-Based Compensation.

The common stock and the warrants of the First Offering were offered and sold to the public pursuant to the Company’s registration statement on Form S-1 (File No. 333-248490), filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Act, on August 28, 2020, as amended, and which became effective on January 21, 2021.

On the First Offering Closing Date, the Company received gross proceeds of approximately $16.0 million, before deducting underwriting discounts and commissions of eight percent (8%) of the gross proceeds and estimated offering expenses.

On January 27, 2021, the Representative exercised its over-allotment option for the First Offering to purchase 329,815 additional shares of common stock, which closed on January 29, 2021. The Company received gross proceeds of approximately $1.37 million before deducting underwriting discounts and commissions of eight percent (8%) of the gross proceeds.

Pursuant to the First Offering Underwriting Agreement, the Company also agreed to issue to the Representative warrants (the “Representative’s First Offering Warrants”) to purchase up to a total of 154,216 shares of common stock (4% of the shares of common stock sold in the First Offering). See Note 16 – Share-Based Compensation.

The total expenses of the First Offering were approximately $2.7 million, which included the underwriting discounts and commissions and the Representative’s reimbursable expenses relating to the First Offering. As part of this offering, the Company also issued warrants to purchase 100,000 shares of the Company’s common stock at $4.15 per share to compensate a vendor for certain offering costs. See Note 16 – Share-Based Compensation.

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

The Company received gross proceeds of approximately $27.6 million, before deducting underwriting discounts and commissions of eight percent (8%) of the gross proceeds and estimated offering expenses.

Pursuant to the Second Offering Underwriting Agreement, the Company also issued to the Representative warrants (the “Representative’s Second Offering Warrants”) to purchase up to a total of 225,882 shares of common stock (4% of the shares of common stock sold in the Second Offering), of which warrants to purchase 198,776 shares of common stock were registered under the Securities Act and warrants to purchase 27,106 shares of common stock were issued in a private placement to the Representative. See Note 16 – Share-Based Compensation.

The total expenses of the Second Offering were approximately $2.6 million, which included the underwriting discounts and commissions and the Representative’s reimbursable expenses relating to the Second Offering.

Consulting Agreements and Settlements with Vendors

On January 31, 2020, the Company entered into an agreement with a consultant to replace an existing consulting agreement between the consultant and the Company to allow the consultant to elect to take from 50% to 100% of its compensation in the form of common stock based on an agreed upon conversion calculation. Any difference between the amount due and the actual fair value of the shares issued in payment is recorded as general and administrative expense in the Company’s Condensed Consolidated Financial Statements. Common stock to be issued to the consultant will be paid on a quarterly basis. During the six months ended June 30, 2021 and 2020, respectively, the Company issued 15,740 shares of its common stock with a fair value of $69 thousand and 55,032 shares of its common stock, with a fair value of $193 thousand to the consultant for services previously rendered.

On December 9, 2020, the Company entered into an agreement with a consultant that required the payment of 5,000 shares of its common stock with a fair value of $31 thousand at the inception of the contract with the obligation to perform services in the future. These shares of common stock were issued on December 14, 2020. As of December 31, 2020, 2,125 of these shares of common stock had vested and expense of $13 thousand has been recognized, through satisfaction of the performance obligation. During the first quarter of the fiscal 2021 year, the remaining shares of 2,875 vested and $18 thousand of additional expense was recognized.

16. SHARE-BASED COMPENSATION

2020 Long-Term Incentive Plan

On April 22, 2020, the Company’s Board of Directors adopted the 2020 Long-Term Incentive Plan (the “2020 Plan”), which was approved by the stockholders on or about May 6, 2020. Employees, officers, directors and consultants that provide services to the Company or one of its subsidiaries may be selected to receive awards under the 2020 Plan. Awards under the 2020 Plan may be in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards and performance-based awards.

As originally approved, a total of 3,333,334 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan. As approved by the stockholders on or about June 25, 2021, the amount authorized to be issued under the 2020 Plan has been increased to 8,333,334 shares of the Company’s common stock. Any shares subject to awards that are not paid, delivered or exercised before they expire or are cancelled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2020 Plan. As of June 30, 2021, 5,430,505 options have been issued under the 2020 Plan, of which 33,334 were forfeited, 63,333 have been exercised, and 2,936,163 shares authorized under the 2020 Plan remained available for award purposes.

The 2020 Plan will terminate on May 1, 2030. The maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2020 Plan is ten years after the initial date of the award.

Restricted Stock Awards

On December 2, 2019, the Company’s Board of Directors granted an aggregate of 633,336 Restricted Stock Awards (“RSAs”) to nine officers and directors (“Participant”) at a grant date fair value of $2.46 per share. The original vesting period for these RSAs is as follows: 283,339 were to vest on the one-year anniversary of the grant date; 283,331 were to vest on the two-year anniversary of the original grant date; and 66,666 were scheduled to vest on the three-year anniversary of the original grant date. As of December 31, 2020, 283,339 RSAs had vested. In the first quarter of fiscal 2021, the Company modified the RSA awards for two individuals to accelerate the final vesting of their awards in consideration of the individuals’ separation and/or retirement. This modification resulted in the vesting of an additional 50,000 RSAs. An incremental compensation expense was recognized for the modification totaling $0.17 million during the six months ended June 30, 2021. As of June 30, 2021, the remaining unvested RSAs from these awards, totaling 299,997, are scheduled to vest as follows: 233,331 are scheduled to vest on the two-year anniversary of the original grant date; and 66,666 were scheduled to vest on the three-year anniversary of the original grant date.

On January 26, 2021, the Company’s Board of Directors granted an aggregate of 66,667 RSAs to one director at a grant date fair value of $4.50 per share. The vesting period for these RSAs is as follows: 33,334 vest on the one-year anniversary of the grant date and 33,333 vest on the two-year anniversary of the original grant date.

For all RSAs that are currently outstanding, if the Participant’s employment with, engagement by, or service to the Company terminates for any reason (other than due to disability, retirement or death, or termination by employee for “Good Cause” as defined pursuant to a written employment contract) prior to the vesting of all or any portion of the RSAs granted, such RSAs shall immediately be cancelled. If the Participant’s employment with, engagement by, or service to the Company terminates due to the Participant’s death, disability or retirement, or by termination by such employee for “Good Cause” as defined pursuant to a written employment contract, the Participant shall become 100% vested in the RSAs granted as of the date of any such termination. There were no RSAs that were forfeited in the six months ended June 30, 2021. For the three and six months ended June 30, 2021, respectively, the Company recognized $0.18 million and $0.53 million of compensation expense related to RSAs and had unrecognized compensation cost as of June 30, 2021 for RSAs of $0.64 million.

Stock Options

On April 1, 2021, from shares available to be issued under the 2020 Long-Term Incentive Plan, the Board of Directors of the Company granted options to purchase an aggregate 2,458,163 shares of common stock with exercise prices ranging from $2.75 to $3.025 per share and a grant date fair value ranging from $0.961 to $1.042 per share. These options have a three-year service period and vest ratably on the first, second and third anniversary of their grant date.

Also, on April 1, 2021, the Board of Directors of the Company authorized the issuance of options to purchase an aggregate of 1,778,837 shares of common stock with an exercise price of $2.75 per share. These shares were in excess of the number of shares available under the 2020 Plan at that time and are subject to the approval by the Company’s stockholders of an increase to the shares available in the 2020 Plan as noted above. Effective with the approval of the stockholders on June 25, 2021, these shares are considered granted and have a grant date fair value ranging from $0.759 to 0.768 per share. Of these, 753,837 have a three-year service period and vest ratably on the first, second and third anniversary of their authorization for issuance and 1,025,000 have a two-year service period and vest ratably on the first and second anniversary of their authorization for issuance.

On May 5, 2021, the Board of Directors of the Company authorized the issuance of options to purchase an aggregate of 295,000 shares of common stock with an exercise price of $2.75 per share. These shares were in excess of the number of shares available under the 2020 Plan at that time and are subject to the approval by the Company’s stockholders of an increase to the shares available in the 2020 Plan as noted above. Effective with the approval of the stockholders on June 25, 2021, these shares are considered granted and have a grant date fair value of $0.873 per share. Of these, 270,000 have a one-year service period and vest ratably on the six month and twelve-month anniversary of their authorization for issuance and 25,000 vested immediately upon grant.

On June 29, 2021, the Board of Directors approved the modification of 655,002 options previously issued outside of the corporate plan. These options were scheduled to expire 90 days after the March 31, 2021 retirement of a long-time employee. This modification extended the expiration date of these options through December 15, 2021. The Company has recognized incremental compensation expense of $0.13 million related to this modification.

The following table summarizes the assumptions used to estimate the fair value of options granted during the six months ended June 30, 2021:

2021
Expected dividend yield	0%
Expected volatility	46.5 - 53.02%
Risk-free interest rate	0.48 - 0.89%
Expected life of options	3.00 - 5.00 years

The following tables represent stock option activity for the three months ended June 30, 2021 and 2020:

(Amounts in thousands except per share data)	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2020	3,433,515	$1.59	2.01	$15,221
Exercisable – December 31, 2020	3,400,181	1.58	1.99	15,129
Granted	4,532,000	2.76	4.51	—
Exercised	(63,333)	0.26	4.02	130
Cancelled or Expired	(33,334)	—	—	—
Outstanding – June 30, 2021	7,868,848	$2.25	3.68	$2,757
Exercisable – June 30, 2021	3,320,181	$1.54	1.48	$2,757

(Amounts in thousands except per share data)	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	2,898,347	$1.90	1.92	$2,265
Exercisable – December 31, 2019	2,898,347	1.90	1.92	2,265
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or Expired	(333,335)	1.89	0.39	421
Outstanding – June 30, 2020	2,565,012	$1.90	1.66	$3,381
Exercisable – June 30, 2020	2,565,012	$1.90	1.66	$3,381

The Company recognized $0.34 million and $0.35 million of share-based compensation expense related to options for the three and six months ended June 30, 2021, respectively. There was no share-based compensation expense related to options for the three and six months ended June 30, 2020. Compensation expense related to stock options is recorded in general and administrative in the Condensed Consolidated Statement of Operations. As of June 20, 2021, the Company has $3.95 million of unrecognized compensation expense related to options. There was no unrecognized compensation expense related to options for the six months ended June 30, 2020.

Warrants

On January 26, 2021, the Company issued warrants to purchase an aggregate of 2,751,556 shares of the Company’s common stock as partial consideration for the debt extinguishments disclosed in Note 13 – Debt Agreements and Note 14 – Related Party Transactions. The warrants have an exercise price of $4.50 per share and an expiration date of January 26, 2026. The issuance date fair value of these warrants was estimated to be $1.597 per share. None of these warrants were exercised during the six months ended June 30, 2021.

On January 26, 2021, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company’s common stock as consideration for certain costs related to the First Offering as disclosed in Note 15 – Stockholders’ Equity. The Representative’s First Offering Warrants are subject to a lock-up for 180 days from the commencement of sales in the First Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e), and will be non-exercisable for six (6) months after January 21, 2021. The warrants have an exercise price of $4.15 per share and an expiration date of January 21, 2026. The issuance date fair value of these warrants was estimated to be $1.703 per share. None of these warrants were exercised during the six months ended June 30, 2021.

On January 26, 2021, the Company issued warrants to purchase an aggregate of 154,216 shares of the Company’s common stock as the Representative’s First Offering Warrants as discussed in Note 15 – Stockholders’ Equity. The warrants have an exercise price of $5.1875 per share and an expiration date of January 21, 2026. The issuance date fair value of these warrants was estimated to be $1.376 per share. None of these warrants were exercised during the six months ended June 30, 2021.

On January 26, 2021, the Company issued warrants to purchase an aggregate of 4,433,734 shares of the Company’s common stock as portion of the Units offered in the Company’s First offering as disclosed in Note 15 – Stockholders’ Equity. The warrants have an exercise price of $4.50 per share and an expiration date of January 26, 2026. The issuance date fair value of these warrants was estimated to be $1.597 per share. None of these warrants were exercised during the six months ended June 30, 2021.

On February 12, 2021, the Company issued warrants to purchase an aggregate of 225,882 shares of the Company’s common stock as the Representative’s Second Offering Warrants as discussed in Note 15 – Stockholders’ Equity. The Representative’s Second Offering Warrants are subject to a lock-up for 180 days from the commencement of sales in the Second Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e), and will be non-exercisable for six (6) months after February 10, 2021. The warrants have an exercise price of $5.3125 per share and an expiration date of February 10, 2026. The issuance date fair value of these warrants was estimated to be $1.918 per share. None of these warrants were exercised during the six months ended June 30, 2021.

On May 27, 2021, the Company issued warrants to purchase an aggregate of 1,820,000 shares of the Company’s common stock in conjunction with a debt agreement as discussed in Note 13 – Debt Agreements. These warrants have an exercise price of $4.50, subject to adjustment, a grant date fair value of $0.505 per share, and expire on May 27, 2026.

All warrants are valued utilizing the Black-Scholes pricing model using the assumptions listed below. The weighted average grant date fair value of all warrants issued during the six months ended June 30, 2021, was $1.390 per share.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during the six months ended June 30, 2021:

2021
Expected dividend yield	0%
Expected volatility	39.94-46.33%
Risk-free interest rate	0.42-0.81%
Contractual life of warrants	5.00 years

The following tables represents warrant activity for the three months ended June 30, 2021 and 2020:

(Amounts in thousands except per share data)	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2020	890,416	$1.46	4.02	$4,083
Exercisable – December 31, 2020	890,416	$1.46	4.02	$4,083
Granted/Issued	9,485,388	4.53	4.83	—
Exercised	—	—	—	—
Forfeited or Expired	(3,704)	2.97	3.58	—
Outstanding – June 30, 2021	10,375,804	$4.26	4.55	$1,090
Exercisable – June 30, 2021	10,375,804	$4.26	4.55	$1,090

(Amounts in thousands except per share data)	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	167,846	$2.85	1.96	$258
Exercisable – December 31, 2019	167,846	$2.85	1.96	$258
Granted	62,172	2.97	4.83	11
Exercised	(94,510)	0.03	1.50	295
Forfeited or Expired	—	—	—	—
Outstanding – June 30, 2020	135,508	$4.87	2.98	$44
Exercisable – June 30, 2020	138,508	$4.87	2.98	$44

17. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Management does not believe the final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows, except as follows.

On May 22, 2020, Michael Powell, a former employee of a subsidiary of the Company, filed suit against the Company and certain subsidiaries of the Company, including DragonWave-X, LLC, DragonWave-X, Inc., Transform-X, Inc., and COMSovereign Corp, in the Pima County Arizona Superior Court, Case No. C20202216. On December 7, 2020, Mr. Powell filed his first amended complaint against the Company, DragonWave Corp., and Transform-X, Inc. Mr. Powell alleged that he entered into an employment agreement with DragonWave-X, Inc. in July 2018, was terminated without cause in May 2019, and claimed he was owed approximately $182 thousand in wages and $50 thousand in bonuses. Mr. Powell sought approximately $697 thousand in treble damages, punitive damages, consequential damages, interest and attorneys’ fees and costs. In July, 2021, the Company reached and paid a final settlement on this matter totaling $100 thousand.

18. CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At June 30, 2021, accounts receivable from two customers comprised approximately $1.1 million or 36.8% of the Company’s gross trade accounts receivable, and $0.74 million of this balance has been characterized as uncollectible. In addition, for the six months ended June 30, 2021, there were no customers that individually exceeded 10% of revenue.

19. SUBSEQUENT EVENTS

Corporate Acquisitions

On July 16, 2021, the Company completed the acquisition of RF Engineering & Energy Resource, LLC, a Michigan limited liability company (“RF Engineering”), pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated as of July 16, 2021 among the Company, COMS Merger Sub V, LLC, RF Engineering, and the owners of RF Engineering. In accordance with the terms of the Merger Agreement, on July 16, 2021, the Company acquired all of the ownership interest of RF Engineering in exchange for $550,000 in cash and 992,780 shares of common stock with an initial estimated fair value of approximately $2.2 million.

PPP Loans

Subsequent to June 30, 2021, the Company received notice of the forgiveness of certain loans under the PPP loan program of an aggregate principal amount of $0.1 million.

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

Growth and percentage comparisons made herein generally refer to the six months ended June 30, 2021, compared to six months ended June 30, 2020 unless otherwise indicated.

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

Our Operating Units

Through a series of acquisitions, we and our operating subsidiaries have expanded our service offerings and geographic reach over the past two years. Our company is comprised of the following principal operating units:

●

DragonWave-X, LLC. DragonWave-X, LLC and its operating subsidiaries, DragonWave Corp. and DragonWave-X Canada, Inc. (collectively, “DragonWave”), are a Dallas-based manufacturer of high-capacity microwave and millimeter wave point-to-point telecom backhaul radio units. DragonWave and its predecessor have been selling telecom backhaul radios since 2012 and its microwave radios have been installed in over 330,000 locations in more than 100 countries worldwide. According to a report of the U.S. Federal Communications Commission, as of December 2019, DragonWave was the second largest provider of licensed point-to-point microwave backhaul radios in North America. We acquired DragonWave November 2019.

●

Virtual NetCom, LLC. Virtual NetCom, Inc. (“VNC”) is an edge compute focused wireless telecommunications technology developer and equipment manufacturer of both 4G LTE Advanced and 5G capable radio equipment. VNC designs, develops, manufactures, markets, and supports a line of network products for wireless network operators, mobile virtual network operators, cable TV system operators, and government and business enterprises that enable new sources of revenue, and reduce capital and operating expenses. VNC also has developed rapidly deployable, tactical systems that can be combined with the tethered aerostats and drones offered by our Drone Aviation subsidiary and enabled and operated in nearly any location in the world. We acquired VNC in July 2020.

●	Fastback. Skyline Partners Technology, LLC, which does business under the name Fastback Networks (“Fastback”), is a manufacturer of intelligent backhaul radio (IBR) systems that deliver high-performance wireless connectivity to virtually any location, including those challenged by Non-Line of Sight (NLOS) limitations. Fastback’s advanced IBR products allow operators to economically add capacity and density to their macrocells and expand service coverage density with small cells. These solutions also allow operators to both provide temporary cellular and data service utilizing mobile/portable radio systems and provide wireless Ethernet connectivity. We acquired Fastback in January 2021.

●	Drone Aviation. Lighter Than Air Systems Corp., which does business under the name Drone Aviation (“Drone Aviation”), is based in Jacksonville, Florida and develops and manufactures cost-effective, compact and enhanced tethered unmanned aerial vehicles (UAVs), including lighter-than-air aerostats and drones that support surveillance sensors and communications networks. We acquired Drone Aviation in June 2014.

●	Sky Sapience Ltd. Sky Sapience Ltd. (“SKS”) is an Israeli-based manufacturer of drones with a patented tethered hovering technology that provides long-duration, mobile and all-weather Intelligence, Surveillance and Reconnaissance (ISR) capabilities to customers worldwide for both land and marine-based applications. Its innovative technologies include fiber optic tethers that enable secure, high-capacity communications, including support for commercial 4G and 5G wireless networks. SKS’s flagship HoverMast line of quadrotor-tethered drones feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically-improved situational awareness and communications capabilities to users. We acquired SKS in March 2021.

●	InduraPower, Inc. InduraPower, Inc. (“InduraPower”) is a Tucson, Arizona-based developer and manufacturer of intelligent batteries and back-up power supplies for network systems and telecom nodes. It also provides power designs and batteries for the aerospace, marine and automotive industries. We acquired InduraPower in November 2019.

●	Silver Bullet Technology Inc. Silver Bullet Technology Inc. (“Silver Bullet”) is a California-based engineering firm that designs and develops next generation network systems and components, including large-scale network protocol development, software-defined radio systems and wireless network designs. We acquired Silver Bullet in November 2019.

●	Lextrum, Inc. Lextrum, Inc. (“Lextrum”) is a Tucson, Arizona-based developer of full-duplex wireless technologies and components, including multi-reconfigurable radio frequency (RF) antennae and software programs. This technology enables the doubling of a given spectrum band by allowing simultaneous transmission and receipt of radio signals on the same frequencies. We acquired Lextrum in November 2019.

●	VEO Photonics, Inc. VEO Photonics, Inc. (“VEO”), based in San Diego, California, is a research and development company innovating SiP technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment. We acquired VEO in November 2019.

●	Sovereign Plastics LLC. Sovereign Plastics LLC (“Sovereign Plastics”), based in Colorado Springs, Colorado, operates as the material, component manufacturing and supply chain source for all of our subsidiaries, and also provides plastic and metal components to third-party manufacturers. Its ability to rapidly prototype new product offerings and machine moldings, metals and plastic castings has reduced the production cycle for many of our components from months to days. We acquired the business currently conducted by Sovereign Plastics in March 2020.

●

RVision, Inc. RVision, Inc. (“RVision”) is a California-based developer of technologically-advanced video and communications products and physical security solutions designed for government and private sector commercial industries. It has been serving governments and the military for nearly two decades with sophisticated, environmentally-rugged optical and infrared cameras, hardened processors, custom tactical video hardware, software solutions, and related communications technologies. It also has developed nano-defractive optics with integrated, artificial intelligence-driven electro-optical sensors and communication network connectivity products for smart city/smart campus applications. We acquired RVision in April 2021.

●

Innovation Digital, LLC. Innovation Digital, LLC (“Innovation Digital”) is a California-based developer of “beyond state-of-the-art” mixed analog/digital signal processing solutions, intellectual property (IP) licensing, design and consulting services. Its signal processing techniques and intellectual property have significantly enhanced the bandwidth and accuracy of RF transceiver systems and have provided enabling technologies in the fields of communications and RADAR systems, signals intelligence (SIGINT) and electronic warfare (EW), test and measurement systems, and semiconductor devices. We acquired Innovation Digital in June 2021.

●

RF Engineering & Energy Resources, LLC. RF Engineering & Energy Resources, LLC (“RF Engineering”) is a Michigan-based provider of high-quality microwave antennas and accessories. Providing one of the industry's lowest cost of ownership, RF Engineering has continued to innovate and expand recently announcing the industry's first Universal Licensed Microwave Antenna. Supporting frequencies from (6-42 GHz), customers can now reduce sparing costs and safely future proof their networks by leveraging this new Universal plug and play architecture.  We acquired RF Engineering in July 2021.

Response to Global Pandemic

In March 2020, the World Health Organization categorized the COVID-19 outbreak as a pandemic and the President of the United States declared it a national emergency. Our first priority in the midst of this pandemic has been the health and safety of our workforce. While we believe the effect of the pandemic on our company was not significant in 2020, in 2021 it has affected our supply chain, delaying expected revenue from 2021 into 2022. We continue to monitor the market and environment for impacts to the business as the pandemic continues to evolve and its future effects remain uncertain.

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

We expect our revenues for the year ending December 31, 2021 (“fiscal 2021”) to exceed those of fiscal 2020, primarily due to our availability of working capital, including from a portion of the net proceeds of the equity offerings we completed in the first quarter of 2021, for the purchase of parts and components and the manufacturing of products, primarily those of DragonWave in quantities that greatly exceed the quantities that we were able to manufacture in 2020 as well as our acquisitions of Fastback and SKS. However, due to the COVID-19 pandemic, we have experienced delays on the delivery of certain components required for the manufacture of certain products, primarily those of DragonWave. Primarily as a result of those delays, we have experienced manufacturing and shipping delays that have adversely affected our revenues in fiscal 2021. We expect to recognize a significant portion of those revenues in early 2022. Additionally, primarily as a result of these delays, we now expect to commence commercial production of certain new products in late 2021 or early 2022 that we have previously produced in only limited quantities or as prototypes and for which we had expected to ramp up production earlier in 2021, including, among others, intelligent battery back-up power solutions for the telecom, aerospace and transportation industries and airborne high-bandwidth, LTE-Advanced and 5G aerostats.

During fiscal 2020, approximately 18% of our sales were to customers located outside of the United States. While our near-term focus is on the North American telecom and infrastructure and service market, a key element of our growth strategy is to expand our worldwide customer base and our international operations, initially through agreements with third-party resellers, distributors and other partners that can market and sell our products in foreign jurisdictions. We expect that over the short term our percentage of sales outside the United States may increase as we build up our sales and service teams. Notwithstanding such percentage increase, we expect the sales of tethered aerostats and drones will primarily be to the domestic market customers, primarily to the U.S. government and its agencies, even if such systems are for implementation in foreign locations.

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

Research and Development

In addition to personnel-related costs, research and development expense consists of costs associated with the design, development and certification of our products. We generally recognize research and development expenses as incurred. Development costs incurred prior to establishment of technological feasibility also are expensed as incurred. We expect our research and development costs to continue to increase as we develop new products and modify existing products to meet the changes within the telecom landscape.

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

Interest Expense

Interest expense is comprised of interest expense associated with our secured notes payable, notes payable and senior convertible debentures. The amortization of debt discounts is also recorded as part of interest expense. As many of our debt instruments were past due at various times during fiscal 2020 and, as a result, were accruing interest at increased interest rates, and as we have been able to refinance our debt or issue equity to reduce our outstanding debt in the first quarter of fiscal 2021, our interest expense is expected to decrease in fiscal 2021 due to lower interest rates on our debt or lower debt balances.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share data)	2021	2020	2021	2020
Revenue	$3,611	$3,010	$5,698	$5,495
Cost of Goods Sold	1,813	1,553	2,887	2,613
Gross Profit	1,798	1,457	2,811	2,882

Operating Expenses
Research and development	1,199	413	1,747	701
Sales and marketing	109	16	157	30
General and administrative	6,976	4,246	14,111	8,681
Depreciation and amortization	3,617	2,913	7,278	5,745
Impairment expense	281	—	281	—
Gain on the sale of assets	—	—	(83)	(1)
Total Operating Expenses	12,182	7,588	23,491	15,156

Net Operating Loss	(10,384)	(6,131)	(20,680)	(12,274)

Other (Expense) Income
Interest expense	(547)	(1,384)	(1,016)	(2,357)
Other income	13	—	—	—
Gain/(loss) on extinguishment of debt	323	—	(5,025)	—
Foreign currency transaction loss/(gain)	18	(51)	(62)	40
Total Other Expenses	(193)	(1,435)	(6,103)	(2,317)

Net Loss	$(10,577)	$(7,566)	$(26,783)	$(14,591)

Loss per common share:
Basic	$(0.15)	$(0.18)	$(0.42)	$(0.34)
Diluted	$(0.15)	$(0.18)	$(0.42)	$(0.34)

Weighted-average shares outstanding:
Basic	68,770,644	42,886,180	63,538,782	42,856,809
Diluted	68,770,644	42,886,180	63,538,782	42,856,809

Three and Six Months Ended June 30, 2021 compared to Three and Six Months Ended June 30, 2020

Total Revenues

For the three months ended June 30, 2021, total revenues were $3.61 million compared to $3.01 million for the same period in 2020, an increase of $0.6 million. This increase primarily consisted of revenues of $0.3 million from the acquisition of Sky Sapience in February 2021.

For the six months ended June 30, 2021, total revenues were $5.7 million compared to $5.5 million for the same period in 2020, an increase of $0.2 million. This increase primarily consisted of revenues of $1.6 million from the acquisition of Sky Sapience in February 2021, which offset the decrease in the revenues of DragonWave of $0.6 million and of Drone Aviation of $0.7 million, which were affected by delays in production due to component shortages.

Cost of Goods Sold and Gross Profit

For the three months ended June 30, 2021, cost of goods sold were $1.81 million compared to $1.55 million for the same period in 2020, an increase of $0.26 million.

Gross profit for the three months ended June 30, 2021 was 1.8 million with a gross profit margin of 50% compared to $1.46 million for the same period in 2020 with a gross profit margin of 48%.

For the six months ended June 30, 2021, cost of goods sold were $2.89 million compared to $2.61 million for the same period in 2020, an increase of $0.28 million.

Gross profit for the six months ended June 30, 2021 was $2.81 million with a gross profit margin of 49% compared to $2.88 million for the same period in 2020 with a gross profit margin of 52%.

These changes in gross profit margin resulted primarily from the mix of products.

Research and Development Expense

For the three months ended June 30, 2021, research and development expenses were $1.2 million compared to $0.41 million for the same period in 2020, an increase of $0.79 million. This increase primarily consisted of increased expenditures of $0.5 million and $0.3 million relating to our acquisitions of Sky Sapience and VNC, respectively.

For the six months ended June 30, 2021, research and development expenses were $1.75 million compared to $0.7 million for the same period in 2020, an increase of $1.05 million. This increase primarily consisted of increased expenditures of $0.6 million and $0.4 million relating to our acquisitions of Sky Sapience and VNC, respectively.

Sales and Marketing Expense

For the three months ended June 30, 2021, sales and marketing expenses were $0.1 million compared to $0.0 million for the same period in 2020, an increase of 0.1 million This increase primarily consisted of increased expenditures relating to our acquisition of Sky Sapience.

For the six months ended June 30, 2021, sales and marketing expense was $0.2 million compared to $0.0 million for the same period in 2020, an increase of $0.2 million. This increase primarily consisted of increased expenditures relating to our acquisition of Sky Sapience.

General and Administrative Expenses

For the three months ended June 30, 2021, general and administrative expenses were $7.0 million compared to $4.3 million for the same period in 2020, an increase of $2.7 million. This increase primarily consisted of $1.8 million in payroll related costs related primarily to the acquisitions we completed subsequent to June 30, 2020, $0.2 million increase in rent, $0.2 million increase in director fees and $0.1 million increase in transfer agent fees.

For the six months ended June 30, 2021, general and administrative expenses were $14.1 million compared to $8.7 million for the same period in 2020, an increase of $5.4 million. This increase primarily consisted of $2.4 million of additional expenses from new acquisitions and newly-formed companies, and $1.3 million on payroll for existing companies, $1.1 million of incremental advisory fees, and $0.3 million of increases in rent.

Depreciation and Amortization

For the three months ended June 30, 2021, depreciation and amortization expenses were $3.6 million compared to $2.9 million for the same period in 2020, an increase of $0.7. This increase primarily due to the increase in depreciable assets we acquired from new acquisitions.

For the six months ended June 30, 2021, depreciation and amortization expenses were $7.3 million compared to $5.8 million for the same period in 2020, an increase of $1.5 million. This increase primarily due to the increase in depreciable assets we acquired from new acquisitions.

Other Income and Expenses

For the three months ended June 30, 2021, other income and expenses were $0.2 million compared to $1.4 million for the same period in 2020, a decrease of $1.2. This increase primarily consisted of decreased interest expense of $0.8 million due to lower interest rates and decreased borrowings.

For the six months ended June 30, 2021, other income and expenses were $6.1 million compared to $2.3 million for the same period in 2020, an increase of $3.8 million. This increase primarily consisted of loss on extinguishment of debt of $5.2 million, which was offset by decreased interest expense of $1.3 million due to lower interest rates and decreased borrowings.

Net Loss

For the three months ended June 30, 2021, we had a net loss of $10.6 million compared to a net loss of $7.6 million for the same period in 2020, related to the items described above.

For the six months ended June 30, 2021, we had net loss of $26.8 million compared to a net loss of $14.6 million for the same period 2020, related to the items described above.

Going Concern

The accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared assuming we will continue as a going concern. For the six months ended June 30, 2021, we generated negative cash flows from operations of $26.85 million and had an accumulated deficit of $91.41 million.

Management anticipates that we will be dependent, for the near future, on additional debt facilities or investment capital to fund growth initiatives. We intend to position our company so that it will be able to raise additional funds through the capital markets, including but not limited to, securing a line or lines of credit, the issuance of debt, and/or accessing the equity markets.

Our fiscal operating results and accumulated deficit, among other factors, raise substantial doubt about our ability to continue as a going concern. We will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows to meet our future liquidity requirements. However, there can be no assurance that we will be successful in any capital-raising efforts that we may undertake, and our failure of to raise additional capital could adversely affect our future operations and viability.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2021, we had $5.4 million in cash compared to $0.73 million at December 31, 2020, an increase of $4.67 million resulting primarily from net proceeds of two public offerings, debt financing and liabilities paid. As of June 30, 2021, we had $1.71 million in accounts receivable compared to $0.79 million at December 31, 2020, an increase of $0.92 resulting primarily from receivables gained through business acquisitions during the first six months of 2021.

As of June 30, 2021, we had total current assets of $21.56 million and total current liabilities of $20.71 million, or working capital of $0.85 million, compared to total current assets of $7.68 million and total current liabilities of $34.26 million, or negative working capital of $26.58 million at December 31, 2020. This is an increase in working capital of $27.43 million over the working capital balance at the end of 2020 that was driven primarily by the two public offerings and debt financing completed during the first six months of 2021.

As of June 30, 2021, we had undiscounted obligations relating to the payment of indebtedness as follows:

●	$1.55 million related to accrued liabilities and accounts payable that were past due;

●	$51 thousand related to indebtedness that is due in the third quarter of 2021;

●	$2.23 million related to indebtedness that is due in the fourth quarter of 2021;

●	$6.32 million related to indebtedness that is due in the first quarter of 2022;

●	$2.69 million related to indebtedness that is due in the second quarter of 2022;

●	$3.67 million related to indebtedness that is due from the third quarter through the end of 2022;

●	$2.45 million related to indebtedness that is due in 2023; and

●	$11.3 million related to indebtedness that is due during or after 2026.

We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to June 30, 2022, primarily from liquidity management tools such as a line of credit, from earnings from operations, including, in particular, the operations of DragonWave, VNC, Fastback, SKS and Drone Aviation, and possibly from the proceeds of additional indebtedness or equity raises.

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

We had capital expenditures of $3.78 million and $0.15 million during the six months ended June 30, 2021 and 2020. We expect our capital expenditures for next 12 months will be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Line of Credit and Debt Agreements

Summary information with respect to our debt agreements or other credit facilities is set forth in Notes 13 and 19 of the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report.

Sources and Uses of Cash

	For the Six Months Ended June 30,
(Amounts in thousands)	2021	2020
Cash flows (used in) operating activities	$(26,852)	$(1,192)
Cash flows (used in) investing activities	(7,948)	(648)
Cash flows provided by financing activities	39,473	1,396
Effect of exchange rate	-	1
Net increase/(decrease) in cash and cash equivalents	$4,673	$(443)

Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $26.85 million. Net cash used in operating activities primarily consisted of the net operating loss of $26.78 million, which was partially offset by depreciation and amortization of $7.28 million, loss on extinguishment of debt of $5.03 million, share-based compensation to employees and payments to vendors of $2.05 million, operating lease and bad debt expense of $0.69 million, debt issuance costs of $0.25 million, and impairment expense of $0.28. Additionally, working capital changes used $15.56 million in cash during the period.

For the six months ended June 30, 2020, net cash used in operating activities was $1.19 million. Net cash used in operating activities primarily consisted of the net operating loss of $14.59 million, which was partially offset by depreciation and amortization of $5.75 million, amortized discounts and debt issuance costs on our outstanding debt of $1.55 million, and operating lease and bad debt expense of $0.64 million. Additionally, working capital changes provided $5.47 million in cash during the period.

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $7.95 million. Investing activities primarily consisted of business acquisitions with direct cashflow impact of $4.25 million and capital expenditures of $3.78 million.

For the six months ended June 30, 2020, net cash used in investing activities was $0.65 million. Investing activities primarily consisted of business acquisitions with direct cashflow impact of $0.25 million, capital expenditures of $0.15 million and note receivable from acquisition of $0.25.

Financing Activities

For the six months ended June 30, 2021, financing activities provided cash of $39.47 million. Financing activities primarily consisted of net proceeds from the sale of common stock from the public offerings of $39.66 million and net proceeds of borrowings of $9.35 million, which was offset by the repayment of debt of $8.48 million, the repayment of related party notes of $0.85 million and cash discounts and debt issuance costs of $0.19 million.

For the six months ended June 30, 2020, financing activities provided cash of $1.4 million. Financing activities primarily consisted the proceeds from the issuance of debt of $4.02 million, which was offset by the payment on the line of credit of $2.0 million and the repayment of debt of $0.58 million.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, management has identified the following material weaknesses in our disclosure controls and procedures:

●	a lack of effective segregation of certain accounting duties due to the small size of our accounting staff;

●	a lack of timely reconciliations of the account balances affected by the improperly recorded or omitted transactions; and

●	there is a lack of documented and tested internal controls to meet the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002.

Our remediation of the material weaknesses in our internal control over financial reporting is ongoing.

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting as of and for the six months ended June 30, 2021, as compared to the internal control over financial reporting weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2020, except as follows.

On May 22, 2020, Michael Powell, a former employee of a subsidiary of our company, filed suit against us and certain of our subsidiaries, including DragonWave-X, LLC, DragonWave-X, Inc., Transform-X, Inc., and COMSovereign Corp, in the Pima County Arizona Superior Court, Case No. C20202216. On December 7, 2020, Mr. Powell filed his first amended complaint against our company, DragonWave Corp., and Transform-X, Inc. Mr. Powell alleged that he entered into an employment agreement with DragonWave-X, Inc. in July 2018, was terminated without cause in May 2019, and claimed he was owed approximately $182 thousand in wages and $50 thousand in bonuses. Mr. Powell sought approximately $697 thousand in treble damages, punitive damages, consequential damages, interest and attorneys’ fees and costs. In July 2021, we reached and paid a final settlement on this matter totaling $100 thousand.

Item 1A. Risk Factors

Readers should carefully review the risk factors included under “Item 1A. Risk Factors” of our fiscal 2020 Annual Report on Form 10-K filed with the SEC on March 30, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021.

Item 2. Unregistered Securities Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the period covered by this report that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

On January 22, 2021 and April 24, 2021, respectively, we issued to a consulting firm for services rendered, 8,169 shares of our common stock that were valued at $2.00 per share and 7,571 shares of our common stock that were valued at $2.67 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

On April 24, 2021, we issued 50,000 shares of our common stock upon the exercise of previously issued options. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

On June 17, 2021, we issued 10,000 shares of our common stock upon the exercise of previously issued options. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSovereign Holding Corp.

Date: August 16, 2021	/s/ Daniel L. Hodges
Daniel L. Hodges
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	/s/ Martin R. Wade III
Martin R. Wade III
Chief Financial Officer
(Principal Financial and Accounting Officer)