Form 10-Q
period 2021-09-30
COMSovereign Holding Corp.
filed 2021-11-15
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 10, 2021, there were 79,934,456 shares of registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except share data)	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$2,869	$731
Accounts receivable, net	1,943	787
Inventory, net	10,819	4,538
Prepaid expenses	6,734	1,473
Other current assets	417	152
Total Current Assets	22,782	7,681
Property and equipment, net	9,796	2,286
Operating lease right-of-use assets	3,867	2,725
Finance lease right-of-use-assets	216	68
Intangible assets, net	48,035	53,188
Goodwill	103,604	64,898
Other assets – long term	95	31
Total Assets	$188,395	$130,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,114	$5,583
Accrued interest	424	2,029
Accrued liabilities	1,210	1,649
Accrued liabilities – related party	86	30
Accrued payroll	1,222	3,992
Contract liabilities, current	2,932	721
Accrued warranty liability	—	185
Operating lease liabilities, current	1,021	676
Finance lease liabilities, current	66	46
Notes payable – related party	160	1,010
Current portion of long-term debt, net of unamortized discounts and debt issuance costs	12,354	18,340
Total Current Liabilities	23,589	34,262
Debt – long term, net of unamortized discounts and debt issuance costs	18,077	706
Contract liabilities – long term	122	143
Accrued warranty liability – long term	457	—
Operating lease liabilities – long term	3,012	2,209
Finance lease liabilities – long term	138	9
Total Liabilities	45,395	37,329
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 72,533,850 and 49,444,689 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	17	15
Additional paid-in capital	245,132	158,210
Accumulated deficit	(102,099)	(64,627)
Treasury stock, at cost, 100,000 shares as of September 30, 2021 and December 31, 2020, respectively	(50)	(50)
Total Stockholders’ Equity	143,000	93,548
Total Liabilities and Stockholders’ Equity	$188,395	$130,877

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share data)	2021	2020	2021	2020
Revenue	$4,115	$2,018	$9,812	$7,513
Cost of Goods Sold	1,819	859	4,706	3,473
Gross Profit	2,296	1,159	5,106	4,040

Operating Expenses
Research and development	2,061	562	3,805	1,263
Sales and marketing	247	1	449	31
General and administrative	6,464	4,471	20,543	13,152
Depreciation and amortization	3,834	2,909	11,034	8,654
Impairment expense	—	—	281	—
Gain on the sale of assets	48	—	(83)	(1)
Total Operating Expenses	12,654	7,943	36,029	23,099
Net Operating Loss	(10,358)	(6,784)	(30,923)	(19,059)
Other Income (Expense)
Interest expense	(724)	(3,350)	(1,740)	(5,707)
Other income (expense)	1	(129)	(116)	(129)
Gain/(Loss) on extinguishment of debt	298	(22)	(4,725)	(22)
Foreign currency transaction gain/(loss)	94	(46)	32	(6)
Interest income	—	—	—	1
Total Other Expenses	(331)	(3,547)	(6,549)	(5,863)
Net Loss	$(10,689)	$(10,331)	$(37,472)	$(24,922)
Loss per common share:
Basic and Diluted	$(0.15)	$(0.23)	$(0.56)	$(0.56)
Weighted-average shares outstanding:
Basic and Diluted	71,994,529	44,216,540	66,388,447	44,155,510

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Net Loss	$(10,689)	$(10,331)	$(37,472)	$(24,922)
Other Comprehensive Loss:
Foreign currency translation adjustment	—	22	—	23
Total Comprehensive Loss	$(10,689)	$(10,309)	$(37,472)	$(24,899)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine months ended September 30, 2021 and 2020

(Amounts in thousands, except	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
share data)	Shares	Amount	Shares	Amount	Capital	Loss	Shares	Deficit	Equity
December 31, 2020	—	$—	49,444,689	$15	$158,210	$—	$(50)	$(64,627)	$93,548
Issuance of common stock for exercise of options	—	—	3,334	—	1	—	—	—	1
Issuance of common stock as vendor compensation	—	—	227,169	—	1,171	—	—	—	1,171
Issuance of common stock for conversion of debt	—	—	580,199	—	1,602	—	—	—	1,602
Issuance of common stock for public offering	—	—	10,679,354	1	39,655	—	—	—	39,656
Share-based compensation	—	—	66,667	—	356	—	—	—	356
Issuance of common stock for extinguishment of debt and interest	—	—	2,751,556	1	12,382	—	—	—	12,383
Issuance of warrants for extinguishment of debt and interest	—	—	—	—	4,394	—	—	—	4,394
Issuance of common stock for Sky Sapience Ltd. acquisition	—	—	2,555,209	—	9,071	—	—	—	9,071
Net loss	—	—	—	—	—	—	—	(16,206)	(16,206)
March 31, 2021	—	$—	66,308,177	$17	$226,842	$—	$(50)	$(80,833)	$145,976
Issuance of common stock for exercise of options	—	—	60,000	—	16	—	—	—	16
Issuance of common stock as vendor compensation	—	—	7,571	—	—	—	—	—	—
Share-based compensation	—	—	—	—	526	—	—	—	526
Issuance of common stock for RVision, Inc. acquisition	—	—	2,000,000	—	5,500	—	—	—	5,500
Issuance of common stock for Innovation Digital, LLC acquisition	—	—	3,165,322	—	7,343	—	—	—	7,343
Issuance of Warrants for debt issuance costs	—	—	—	—	919	—	—	—	919
Net loss	—	—	—	—	—	—	—	(10,577)	(10,577)
June 30, 2021	—	$—	71,541,070	$17	$241,146	$—	$(50)	$(91,410)	$149,703

Share-based compensation	—	—	—	—	652	—	—	—	652
Issuance of common stock for RF Engineering & Energy Resource, LLC acquisition	—	—	992,780	—	2,204	—	—	—	2,204
Issuance of Warrants for debt issuance costs	—	—	—	—	1,130	—	—	—	1,130
Net loss	—	—	—	—	—	—	—	(10,689)	(10,689)
September 30, 2021	—	$—	72,533,850	$17	$245,132	$—	$(50)	$(102,099)	$143,000

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(Unaudited)

For the Three and Nine months ended September 30, 2021 and 2020

(Amounts in thousands, except	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
share data)	Shares	Amount	Shares	Amount	Capital	Loss	Shares	Deficit	Equity
December 31, 2019	—	$—	42,775,415	$13	$130,553	$(23)	$(50)	$(27,545)	$102,948
Issuance of common stock for settlement of accounts payable	—	—	55,032	—	193	—	—	—	193
Issuance of common stock for debt issue costs	—	—	16,667	—	57	—	—	—	57
Foreign currency translation adjustment	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	(7,026)	(7,026)
March 31, 2020	—	$—	42,847,114	$13	$130,803,318	$(22)	$(50)	$(34,571)	$96,173
Issuance of common stock for exercise of warrants	—	—	94,510	—	3	—	—	—	3
Issuance of common stock for payment of accrued interest	—	—	7,066	—	38	—	—	—	38
Warrants issued in conjunction with debt agreements	—	—	—	—	44	—	—	—	44
Beneficial conversion feature	—	—	—	—	69	—	—	—	69
Net loss	—	—	—	—	—	—	—	(7,565)	(7,565)
June 30, 2020	—	$—	42,948,690	$13	$130,957	$(22)	$(50)	$(42,136)	$88,762
Issuance of common stock for Virtual Network Communications Inc. acquisition	—	—	3,912,737	1	12,676	—	—	—	12,677
Issuance of options for Virtual Network Communications Inc. acquisition	—	—	—	—	2,261	—	—	—	2,261
Issuance of warrants for Virtual Network Communications Inc. acquisition	—	—	—	—	1,646	—	—	—	1,646
Issuance of common stock for debt issue costs	—	—	133,333	—	1,340	—	—	—	1,340
Issuance of warrants for debt issue costs	—	—	—	—	104	—	—	—	104
Beneficial conversion feature	—	—	—	—	567	—	—	—	567
Issuance of warrants in conjunction with debt agreements	—	—	—	—	150	—	—	—	150
Issuance of common stock for extinguishment of debt and interest	—	—	204,135	—	2,540	—	—	—	2,540
Issuance of common stock for conversion of debt	—	—	640,360	—	2,320	—	—	—	2,320
Share-based compensation	—	—	—	—	531	—	—	—	531
Issuance of common stock as vendor compensation	—	—	69,337	—	268	—	—	—	268
Issuance of warrants as vendor compensation	—	—	—	—	25	—	—	—	25
Common stock issued for cash	—	—	30,613	—	332	—	—	—	332
Non-cash contribution from Chief Executive Officer	—	—	—	—	479	—	—	—	479
Foreign currency translation adjustment	—	—	—	—	—	22	—	—	22
Net loss	—	—	—	—	—	—	—	(10,331)	(10,331)
September 30, 2020	—	$—	47,939,205	$14	$156,196	$—	$(50)	$(52,467)	$103,693

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Amounts in thousands)	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Cash flows from operating activities:
Net loss	$(37,472)	$(24,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,362	798
Amortization	9,672	7,847
Amortization of financing right-of-use asset	17	8
Impairment Expense	281	—
Operating lease expense	748	444
Bad debt expense	207	648
Gain on the sale of assets	(83)	(1)
Share-based compensation	1,534	531
Amortization of debt discounts and debt issuance costs	249	4,288
Share-based vendor payments	1,171	—
Other, net	—	293
Loss on extinguishment of debt	4,725	22
Changes in assets and liabilities:
Accounts receivable	(539)	628
Inventory	(466)	(322)
Prepaids	(5,709)	355
Other current assets	(194)	(248)
Other non-current assets	(6)	(168)
Accounts payable	(3,800)	2,719
Accrued liabilities	(796)	420
Accrued payroll	(3,129)	—
Accrued interest	106	1,079
Contract liabilities	(1,145)	8
Operating lease liabilities	(503)	(274)
(Repayments)/advances from related party	56	(95)
Other current liabilities	—	1,479
Accrued warranty	36	—
Net cash (used in) operating activities	(33,736)	(4,463)
Cash flows from investing activities:
Business acquisitions, net of cash received	(4,495)	(3,146)
Purchases of property and equipment	(3,086)	(97)
Acquisition of intangible assets	(1,234)	—
Proceeds from disposal of property and equipment	83	1
Net cash (used in) investing activities	(8,732)	(3,242)
Cash flows from financing activities:
Principal payment on finance lease	(40)	(12)
Proceeds/(payments) on related party notes	(850)	1,950
Payment on line of credit	—	(2,000)
Proceeds from sale of common stock from offering	44,971	332
Offering costs	(5,315)	—
Proceeds from issuance of debt	14,155	8,008
Proceeds from exercise of options	17	—
Debt issuance costs	148	—
Repayment of debt	(8,480)	(903)
Net cash provided by financing activities	44,606	7,375
Effect of exchange rates on cash	—	23
Net increase /(decrease) in cash, cash equivalents and restricted cash	2,138	(307)
Cash, cash equivalents and restricted cash, beginning of period	731	812
Cash, cash equivalents and restricted cash, end of period	$2,869	$505

Supplemental disclosures of cash flow information:
Cash paid during the period:
Taxes	$—	$—
Interest	533	367
Non-cash investing and financing activities:
Debt incurred to sellers for Skyline Partners Technology LLC	12,650
Issuance of common stock for extinguishment of debt and interest	12,382	2,343
Issuance of common stock for Sky Sapience Ltd. Acquisition	9,071	—
Issuance of common stock for Innovation Digital, LLC	7,344	—
Issuance of common stock for RVision, Inc.	5,500	—
Issuance of common stock for RF Engineering & Energy Resource, LLC	2,204	—
Acquisition of building with secured note payable	4,480	—
Issuance of warrants for extinguishment of debt and interest	4,394	—
Issuance of common stock for conversion of debt and interest	1,602	286
Recognition of operating lease right-of-use asset and liability	1,217	—
Issuance of Warrants as debt issuance costs	2,049	104
Capital asset additions transferred from inventory and prepaid	862	—
Debt incurred to sellers for Innovation Digital, LLC	600	—
Lease deposits recognized from Sky Sapience Ltd. Acquisition	11	—
Recognition of operating right-of-use asset and liability rent abatement	—	152
Recognition of finance lease right-of-use asset and liability
Debt incurred to sellers for Fast Plastics Parts LLC and Spring Creek Manufacturing, Inc. acquisition	—	576
Issuance of common stock to settle interest	—	262
Beneficial conversion feature	—	636
Common stock issued for payment of accounts payable	—	193
Common stock issued as debt issuance costs	—	104

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

Notes to Consolidated Financial Statements

September 30, 2021

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

Corporate History of the Company

The Company was incorporated under the laws of the State of Nevada on April 17, 2014. In November 2019, the Company entered into an Agreement and Plan of Merger with ComSovereign Corp., a Delaware corporation (“ComSovereign”). As a result, ComSovereign merged into a subsidiary of the Company and became a directly wholly-owned subsidiary of the Company.

On January 29, 2021, the Company completed the acquisition of Skyline Partners Technology LLC, a Colorado limited liability company that does business under the name Fastback Networks (“Fastback”). Fastback, is a manufacturer of intelligent backhaul radio (IBR) systems that deliver high-performance wireless connectivity to virtually any location, including those challenged by Non-Line of Sight (NLOS) limitations. See Note 11 – Business Acquisitions for further discussion.

On January 29, 2021, the Company, through its wholly-owned subsidiary, AZCOMS LLC (“AZCOMS”), completed the acquisition of a 140,000-square-foot building in Tucson, Arizona, and will hold and service the related debt as described in Note 13 – Debt Agreements. See Note 11 – Business Acquisitions for further discussion.

On February 25, 2021, the Company completed the acquisition of Sky Sapience Ltd., a company organized under the laws of the State of Israel (“SKS”). SKS is an Israeli-based manufacturer of drones with a patented tethered hovering technology that provides long-duration, mobile and all-weather Intelligence, Surveillance and Reconnaissance (ISR) capabilities to customers worldwide for both land and marine-based applications. See Note 11 – Business Acquisitions for further discussion.

On April 1, 2021, the Company completed the acquisition of RVision, Inc., a Nevada corporation (“RVision”). RVision is a developer of technologically-advanced video and communications products and physical security solutions designed for government and private sector commercial industries. See Note 11 – Business Acquisitions for further discussion.

On June 3, 2021, the Company completed the acquisition of Innovation Digital, LLC, a California limited liability company (“Innovation Digital”). Innovation Digital is a premier developer of “beyond state-of-the-art” mixed analog/digital signal processing solutions, intellectual property (IP) licensing, design and consulting services. See Note 11 – Business Acquisitions for further discussion.

On July 16, 2021, the Company completed the acquisition of RF Engineering & Energy Resource, LLC, a Michigan limited liability company (“RF Engineering”). RF Engineering is a specialist in the design, outsourced manufacturing and distribution of ultra-high performance microwave antennas and other branded solutions for the wireless and wireline industries in the United States and Latin America. See Note 11 – Business Acquisitions for further discussion.

On October 4, 2021, a Company completed the acquisition of SAGUNA Networks LTD, an Israeli-based software development company (“SAGUNA”). SAGUNA is a premier Multi-Access Edge Computing (“MEC”) cloud software developer. The acquisition significantly expanded the Company’s software technology offerings powering 5G wireless networks. See Note 19 – Business Acquisitions for further discussion.

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

Principles of Consolidation

The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the Company’s results of operations, financial position or cash flows that may be expected for the full fiscal year or future operating periods. The unaudited Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The unaudited Condensed Consolidated Financial Statements as of, and for the three and nine months ended, September 30, 2021 and 2020 include the accounts of the Company and its subsidiaries: Drone AFS Corp., Lighter Than Air Systems Corp., DragonWave, Lextrum, Silver Bullet, VEO, InduraPower, Sovereign Plastics, VNC, Fastback, SKS, AZCOMS, RVision, Innovation Digital and RF Engineering. All intercompany transactions and accounts have been eliminated.

Reclassifications

Certain immaterial September 30, 2020 amounts have been reclassified to be consistent with the current period presentation.

Use of Estimates

The preparation of unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, interest borrowing rates, valuation of equity securities in share-based payments, valuation of equity securities in debt issuances, valuation of acquired intangible assets, useful lives for depreciation and amortization of long-lived assets, valuation of future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any individual year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the nine months ended September 30, 2021, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Acquisitions

The Company accounts for business combinations under the acquisition method of accounting, in accordance with ASC Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. Any excess of the fair value of purchase consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired and liabilities assumed are determined based upon the valuation of the acquired business and involves management making significant estimates and assumptions.

Accounting Standards Not Yet Adopted

The Company applies the guidance of Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The Company recognizes the fair value of assets acquired and liabilities assumed in transactions; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; expenses transaction and restructuring costs; and discloses the information needed to evaluate and understand the nature and financial effect of the business combination.

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. As a public business entity, this standard will become effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the potential impact ASU 2021-08 will have on our Condensed Consolidated Financial Statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2021-04). This guidance clarifies an issuer’s accounting for certain modifications of freestanding equity-classified written call options and provides a “principles-based” framework to determine whether an issuer should recognize the modification or exchange and an adjustment to equity or an expense. The Company is currently evaluating the potential impact ASU 2021-04 will have on our Condensed Consolidated Financial Statements.

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

Earnings Per Share

Potential common shares issuable to employees, non-employees and directors upon exercise or conversion of shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common shareholders. Stock options and warrants are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period (out-of-the-money), regardless of whether the Company is in a period of net loss available to common shareholders. The following weighted-average potential common shares were excluded from the diluted loss per common share as their effect was anti-dilutive as of September 30, 2021 and 2020, respectively: stock options of 2,513,513 and 2,548,345, unvested restricted stock units of 330,046 and 314,938, warrants of 8,815,210 and 94,465, and convertible notes that, if converted, would result in an estimated 2,391,336 and 229,348 shares of common stock.

3. GOING CONCERN

U.S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2021, the Company generated negative cash flows from operations of $33.4 million and had an accumulated deficit of $102.1 million.

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

The Company’s fiscal operating results, negative working capital and accumulated deficit, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows to meet its future liquidity requirements. However, there can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake, and the failure of the Company to raise additional capital could adversely affect its future operations and viability.

4. REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Timing of revenue recognition:
Services and products transferred at a point in time	$3,979	$1,941	$9,348	$7,056
Services and products transferred over time	136	77	464	457
Total revenue	$4,115	$2,018	$9,812	$7,513

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Revenue by products and services:
Products	$3,847	$1,726	$8,713	$6,298
Services	268	292	1,099	1,215
Total revenue	$4,115	$2,018	$9,812	$7,513

Revenue by geographic destination consisted of the following for the for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Revenue by geography:
North America	$3,665	$1,831	$7,945	$6,755
International	450	187	1,867	758
Total revenue	$4,115	$2,018	$9,812	$7,513

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of September 30, 2021, the Company did not have a contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

(Amounts in thousands)	Total
Balance at December 31, 2020	$864
Increase	2,190
Balance at September 30, 2021	$3,054

The amount of revenue recognized in the nine months ended September 30, 2021 that was included in the prior period contract liability balance was $2.2 million. This revenue consisted of services provided to customers who had been invoiced prior to the current year.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following as of September 30, 2021 and December 31, 2020:

(Amounts in US$’s)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$2,449	$731
Restricted cash	420	—
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$2,869	$731

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of September 30, 2021 and December 31, 2020:

(Amounts in US$’s)	September 30, 2021	December 31, 2020
Account receivables	$2,957	$2,474
Less: Allowance for doubtful accounts	(1,014)	(1,687)
Total account receivables, net	$1,943	$787

The Company recognized $0.0 million and $0.65 million of bad debt expense for the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $0.65 million for the nine months ended September 30, 2021 and 2020, respectively.

7. INVENTORY

Inventory consisted of the following as of September 30, 2021 and December 31, 2020:

(Amounts in thousands)	September 30, 2021	December 31, 2020
Raw materials	$5,827	$1,765
Work in progress	1,682	461
Finished goods	4,598	3,305
Total inventory	12,107	5,531
Reserve	(1,288)	(993)
Total inventory, net	$10,819	$4,538

8. PREPAID

Prepaid expenses consisted of the following as of September 30, 2021 and December 31, 2020:

(Amounts in thousands)	September 30, 2021	December 31, 2020
Prepaid products and services	$6,475	$172
Deferred offering expenses	—	569
Prepaid rent and security deposit	259	732
	$6,734	$1,473

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of September 30, 2021 and December 31, 2020:

(Amounts in thousands)	September 30, 2021	December 31, 2020
Shop machinery and equipment	$11,556	$9,961
Computers and electronics	1,454	575
Office furniture and fixtures	710	348
Building	4,801	—
Land	1,330	—
Leasehold improvements	1,269	274
	21,120	11,158
Less - accumulated depreciation	(11,324)	(8,872)
	$9,796	$2,286

The Company recognized $0.51 million and $0.28 million of depreciation expense for the three months ended September 30, 2021 and 2020, respectively, and $1.34 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

10. LEASES

Operating Leases

The Company has operating leases for office, manufacturing and warehouse space, office equipment, and vehicles.

As part of the SKS business acquisition on February 25, 2021, the Company assumed a lease of flexible office space with a remaining term of approximately 22 months that will expire on July 1, 2023. Monthly payments are approximately $16 thousand during the remaining life of the lease. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms.

As part of the SKS business acquisition on February 25, 2021, the Company assumed vehicle leases with a remaining weighted average term of approximately 11 months. Monthly average payments are approximately $2 thousand during the remaining life of the leases. The leases included an implicit rates of return from 5.41% to 6% and no renewal options.

In April 2021, the Company entered into 60-month office equipment lease with monthly payments and no renewal options. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms.

In April 2021, SKS entered into several vehicle leases with approximately 36-month terms. Monthly payments range from approximately $1 thousand to approximately $2 thousand. Each lease had an implicit rate of 6.0% and no renewal options.

In May 2021, DragonWave entered into an amendment to its existing facility lease to extend the expiration date through June 20, 2022 and to increase the annual base to $12 thousand per month. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms. The modification resulted in additional right-of-use asset and lease liability of $0.12 million

As part of the RVision business acquisition on April 1, 2021, the Company assumed a lease of office space with a remaining term of approximately 33 months that will expire on March 31, 2024. Monthly payments are $7 thousand during the remaining life of the lease. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms.

Other information related to the Company’s operating leases are as follows:

(Amounts in thousands)	For the nine months ended September 30, 2021
Operating lease ROU Asset – December 31, 2020	$2,725
Increase	1,890
Decrease	—
Amortization	(748)
Operating lease ROU Asset – September 30, 2021	$3,867

Operating lease liability – December 31, 2020	$2,885
Increase	1,883
Decrease	(30)
Amortization	(705)
Operating lease liability – September 30, 2021	$4,033

Operating lease liability – short term	$1,021
Operating lease liability – long term	3,012
Operating lease liability – total	$4,033

Operating lease cost	$911
Variable lease cost	$—
Short-term lease cost	$129

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$890

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s operating leases as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term	6.13 years	4.19 years
Weighted average discount rate	4.4%	5.95%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Condensed Consolidated Balance Sheet as of September 30, 2021:

(Amounts in thousands)	Operating Leases
Remainder of 2021	$358
2022	1,240
2023	1,104
2024	767
2025	444
Thereafter	983
Total minimum lease payments	4,896
Less: effect of discounting	(863)
Present value of future minimum lease payments	4,033
Less: current obligations under leases	(1,021)
Long-term lease obligations	$3,012

Finance Leases

The Company has finance leases for certain manufacturing and office equipment.

Information related to the Company’s finance leases are as follows:

(Amounts in thousands)	For the nine months ended September 30, 2021
Finance lease ROU Asset – December 31, 2020	$68
Increase	187
Decrease	(22)
Amortization	(17)
Finance lease ROU Asset – September 30, 2021	$216

Finance lease liability – December 31, 2020	$55
Increase	188
Interest accretion	1
Payment	(40)
Operating lease liability – September 30, 2021	$204

Finance lease liability – short term	$66
Finance lease liability – long term	138
Finance lease liability – total	$204

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s finance leases as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term	3.18 years	1.10 years
Weighted average discount rate	0.54%	3.91%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the finance lease liabilities recorded on the Condensed Consolidated Balance Sheet as of September 30, 2021:

(Amounts in thousands)	Finance Leases
Remainder of 2021	$23
2022	72
2023	63
2024	49
2025	11
Thereafter	6
Total minimum lease payments	224
Less: effect of discounting	(20)
Present value of future minimum lease payments	204
Less: current obligations under leases	(66)
Long-term lease obligations	$138

11. BUSINESS ACQUISITIONS

Skyline Partners Technology LLC

On January 29, 2021, the Company completed the acquisition of Skyline Partners Technology LLC, a Colorado limited liability company that does business under the name Fastback Networks (“Fastback”), for cash consideration paid of $1.32 million and the issuance of $1.50 million aggregate principal amount of term notes and $11.15 million aggregate principal amount of convertible notes that are convertible into common stock at a conversion price of $5.22 per share, subject to adjustment. See Note 13 – Debt Agreements for further discussion of the notes. Fastback’s products complement and enhance the Company’s 5g connectivity offerings. All resulting goodwill is expected to be tax deductible. The Company incurred acquisition-related costs of $79 thousand, of which $18 thousand was expensed in the nine months ended September 30, 2021 and $61 thousand was expensed in fiscal year 2020, which are included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at September 30, 2021:

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

Sky Sapience Ltd.

On February 25, 2021, the Company completed the acquisition of Sky Sapience Ltd., a company organized under the laws of the State of Israel (“SKS”). The total preliminary purchase price consideration amounted to $11.78 million, subject to working capital and other post-closing adjustments, representing (i) cash paid on the closing date of $2.71 million (ii) 2,555,209 shares of the Company’s common stock with a fair value of $9.07 million or $3.55 per share, of which an aggregate of 1,151,461 shares is being held in an escrow fund for purposes of satisfying any post-closing indemnification claims of the sellers under the Share Purchase Agreement. SKS’s products complement and enhance the Company’s tethered drone product portfolio for commercial communications, defense and national security markets. All resulting goodwill is expected to be tax deductible.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at September 30, 2021:

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

RVision, Inc.

On April 1, 2021, the Company completed the acquisition of RVision, Inc., a Nevada corporation. The Company acquired 100% of the outstanding capital stock of RVision in exchange for 2,000,000 shares of its common stock with a fair value of $2.75 per share. The company has agreed to file a registration statement under the Securities Act of 1933, as amended, to register the resale of 1,000,000 of such shares of common stock within 30 days of the closing date and to include the remaining shares in any registration statement the Company files under the Securities Act for a primary offering within one year of the closing date, subject to certain exceptions. RVision’s products complement and enhance the Company’s communication offerings and provides additional access to governmental and private sector commercial industries. All resulting goodwill is expected to be tax deductible.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at September 30, 2021:

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

Innovation Digital, LLC

On June 3, 2021, the Company completed the acquisition of Innovation Digital, LLC, a California limited liability company, for cash consideration paid of $1.0 million, 3,165,322 shares of common stock with a fair value of $7.34 million or $2.32 per share, and a promissory note in the principal amount of $0.60 million that is convertible into common stock at a conversion price of $2.35. Pursuant to the terms of the acquisition, the Company has agreed to filed a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), to register the resale of the 3,165,322 shares of common stock. See Note 13 – Debt Agreements for further discussion of the notes. Innovation Digital enhances the Company’s portfolio of intellectual property and licensing capabilities. All resulting goodwill is expected to be tax deductible.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at September 30, 2021:

(Amounts in thousands)	Fair Value
Property & equipment	6
Operating lease right-of-use asset	105
Other Non-Current Assets	2
Intangible assets:
Goodwill	9,046
Total assets	9,159
Accounts payable	78
Operating lease liabilities, current	32
Notes payable	31
Operating lease liabilities – long term	74
Total purchase consideration	$8,944

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis and working capital, as the Company has not yet completed the detailed valuation analyses as of the filing date of this Form 10-Q.

RF Engineering & Energy Resource, LLC

On July 16, 2021, the Company completed the acquisition of RF Engineering& Energy Resource, LLC, a Michigan limited liability company, for cash consideration paid of $0.55 million and 992,780 shares of common stock with a fair value of $2.2 million or approximately $2.22 per share. RF Engineering’s position as a world-leading specialist in high performance antenna design and distribution enhances the Company’s wireless product development capabilities and sales and distribution channels. All resulting goodwill is expected to be tax deductible. See Note 13 – Debt Agreements for further discussion of the notes.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations under ASC 805. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired was recorded as goodwill. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the Condensed Consolidated Balance Sheet at September 30, 2021:

(Amounts in thousands)	Fair Value
Cash	$4
Accounts receivable	472
Prepaid expenses	42
Inventory	1,587
Other Current Assets	36
Property & equipment, net	72
Intangible assets:
Goodwill	1,389
Total assets	3,602
Accounts payable	375
Accrued liabilities	4
Contract liabilities, current	20
Notes payable	453
Total purchase consideration	$2,750

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis and working capital, as the Company has not yet completed the detailed valuation analyses as of the filing date of this Form 10-Q.

12. GOODWILL

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2021:

(Amounts in thousands)	Total
Balance at December 31, 2020	$64,898
2021 Acquisitions	38,706
Balance at September 30, 2021	$103,604

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of September 30, 2021 and December 31, 2020:

(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trade names	$5,974	$(1,350)	$4,624
Licenses	350	(34)	316
Technology	39,350	(10,304)	29,046
Customer relationships	21,201	(5,485)	15,716
Intellectual property	3,730	(673)	3,057
Noncompete	937	(508)	429
Total definite-lived intangible assets at December 31, 2020	$71,542	$(18,354)	$53,188
Trade names	$5,974	$(2,037)	$3,936
Licenses	69	(69)	—
Technology	39,350	(15,222)	24,128
Customer relationships	21,201	(8,365)	12,836
Intellectual property	7,232	(1,457)	5,775
Noncompete	937	(859)	78
Capitalized software	1,329	(48)	1,282
Total definite-lived intangible assets at September 30, 2021	$76,092	$(28,057)	$48,035

Amortization expense of intangible assets was $3.22 million and $2.62 million for the three months ended September 30, 2021 and 2020, respectively, and $9.67 million and $7.85 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the Company impaired obsolete software that was replaced during the year. Impairment expense for the three and nine months ended September 30, 2021 was $0.28 million. There was no impairment expense for the three and nine months ended September 30, 2020. The Company’s amortization is generally based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets. However, capitalized software is amortized using greater of the (1) the net realizable value test, which is based on the proportion of current gross revenues to the total of current and estimated future gross revenues for the project or (2) straight-line amortization. The following table sets forth the weighted-average amortization period, in total and by major intangible asset class:

Asset Class	Weighted- Average Amortization period
Trade names	6.8 years
Licenses	5.0 years
Technology	6.0 years
Customer relationships	5.7 years
Intellectual property	6.5 years
Noncompete	2.0 years
Capitalized software	4.7 years
All Intangible assets	6.0 years

As of September, 30 2021, assuming no additional amortizable intangible assets, the expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter was as follows:

(Amounts in thousands)	Estimated
Remainder of 2021	$4,234
2022	12,689
2023	12,576
2024	10,494
2025	4,688
2026	2,057
Thereafter	1,297
Total	$48,035

13. DEBT AGREEMENTS

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

In August 2016, InduraPower entered into a promissory note in the principal amount of $0.45 million that bore interest at 9.0% per annum and was scheduled to mature on March 1, 2022. As of December 31, 2020, an aggregate principal amount of and $0.15 million, was outstanding under this note. This promissory note was secured by all assets, certain real estate and cash accounts of InduraPower, and was guaranteed by certain officers of InduraPower. The aggregate principal amount of this note was fully repaid during fiscal 2021.

In August 2016, InduraPower entered into a promissory note in the principal amount of $50 thousand that bore interest at 7.9% per annum and was scheduled to mature on September 1, 2021. This promissory note was secured by business equipment, certain real estate and cash accounts of InduraPower and was guaranteed by certain officers of InduraPower. As of December 31, 2020, an aggregate principal amount of $11 thousand was outstanding under this note. The aggregate principal amount of this note was fully repaid during fiscal 2021.

In November 2019, DragonWave entered into a loan agreement under which it received $2.0 million bearing interest at the rate of 9.0% per annum and is scheduled to mature on November 26, 2021. Upon an event of default, the interest rate would automatically increase to 15% per annum on any unpaid principal and interest, compounded monthly, and all unpaid principal and accrued interest would become due on-demand. Accrued interest is calculated on a compound basis and is payable semi-annually in May and November of each year. Principal is scheduled to be due in full at maturity but can be prepaid in full or in part without penalty. The loan is secured by all of the assets of DragonWave and is guaranteed by ComSovereign. The debt issuance costs were the result of the issuance of 350,000 shares of common stock and a cash payment of $80 thousand. The Company defaulted on this loan during fiscal 2020, which caused the interest rate to increase to a monthly compounded rate of 15% per annum, a late charge of 5% was incurred, and the loan and accrued interest became due on-demand. Amounts recorded as debt discounts and issuance costs were fully amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations during the 2020 fiscal year, as a result of the loan becoming due on-demand from the default event. As of December 31, 2020, an aggregate principal amount of $2.0 million was outstanding under this loan. On January 26, 2021, $1.0 million of the principal amount of this loan and all accrued interest with a combined total of $1.23 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Stockholders’ Equity, resulting in the issuance of 295,674 shares of common stock, along with warrants to purchase up to 295,674 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. The extinguishment on January 26, 2021 cured all events of default. As of September 30, 2021, an aggregate principal amount of $1.0 million was outstanding under this loan.

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

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020, the Company assumed various equipment financing loans with aggregate principal balances of approximately $0.2 million, which were secured by the related equipment, that bore interest ranging from 6.7% to 8.5% per annum. Monthly principal and interest payments were due over the term. As of December 31, 2020, aggregate principal balances of approximately $0.18 million were outstanding and past due under these loans. The aggregate principal amounts of these loans were fully repaid during fiscal 2021.

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

On January 15, 2021, in connection with its acquisition of the new manufacturing facility in Tucson, Arizona, AZCOMS entered into a secured loan agreement pursuant to which it received a loan in the amount of up to $5.36 million that bears interest on the outstanding loan balance at the greater of (i) 8% per annum or (ii) 6.75% per annum in excess of the 1-month LIBOR rate, and matures on January 15, 2022. At the closing of the loan, the lender withheld $0.51 million of the loan amount as an interest reserve. In addition, $0.88 million of the loan amount was withheld and may be disbursed at later dates to pay for lender-approved improvements to the property secured by the loan. Interest is payable monthly. The loan is due in full at maturity. Upon an event of default, the interest rate on the loan will increase by an additional 5.00% per annum, and the outstanding principal amount of the loan, accrued interest thereon and fees may become due on-demand. Upon the maturity date or earlier date upon which the unpaid balance of the loan may become immediately payable due to acceleration, and on any prepayments of the loan, AZCOMS will owe an exit fee equal to the greater of (a) $54 thousand, or (b) 1.00% of the unpaid loan balance and all unpaid accrued interest and fees. Subject to certain terms and conditions and upon payment of a fee, AZCOMS may request a six-month extension of the maturity date. The loan is secured by the land, building and certain other assets of AZCOMS and is guaranteed by the Company and Daniel L. Hodges, the Company’s Chief Executive Officer. In addition, all rights to leases and rent related to the land and building assets have been assigned to the lender for potential non-performance by AZCOMS of its obligations under the loan. This loan is subject to certain financial and non-financial covenants on the part of AZCOMS at the end of each fiscal quarter and fiscal year. The Company incurred debt issuance costs for transaction in the amount of $0.16 million. As of September 30, 2021, an aggregate principal amount of $5.00 million was outstanding under this loan.

In connection with its acquisition of Fastback on January 29, 2021, the Company assumed the obligations of the sellers on a secured loan in the principal amount of $0.21 million that bears interest on the outstanding loan balance at the greater of (i) 5.75% per annum in excess of the Prime Rate or (ii) $4 thousand per month, with a maturity date of April 30, 2021. Interest is payable monthly. Upon an event of default, the interest rate on the loan will increase by an additional 5.00% per annum, and the outstanding principal amount of the loan, accrued interest thereon and fees may become due on-demand. The loan was secured by the assets of Fastback. The principal amount of this loan was fully repaid during fiscal 2021.

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

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of a promissory note in the principal amount of $0.18 million that bore interest at the rate of 15% per annum and was due on November 30, 2017, which was subsequently extend to September 30, 2020 and the interest rate was reduced to 10% per annum. Accrued interest and principal were due and payable at maturity. Upon maturity, the interest rate increased to 15% per annum for any balance overdue by more than 5 days. As of December 31, 2020, an aggregate principal amount of $0.18 million was outstanding and past due. The aggregate principal amount of this note was fully repaid during fiscal 2021.

In October 2017, DragonWave entered into a 90-day promissory note in the principal amount of $4.4 million with an original issue discount of $0.4 million. Subsequently, this note was amended to accrue interest at the rate of 8% per annum and to extend the maturity date with new payment terms. In September 2019, the promissory note was increased to $5.0 million as all unpaid accrued interest was added to the principal balance and to extend the maturity date to March 20, 2020 and increase the interest rate to 10% per annum. In April 2020, the maturity date of this note was extended to August 31, 2020, the interest rate was increased to 12% per annum, and the Company provided to the lender 33,334 fully paid and non-assessable shares of its common stock that have been treated as debt issuance costs. As of December 31, 2020, an aggregate principal amount of $3.5 million was outstanding under this note. On January 26, 2021, the aggregate principal amount of this note and accrued interest with a combined total of $4.21 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Stockholders’ Equity, resulting in the issuance of 1,014,716 shares of common stock, along with warrants to purchase up to 1,014,716 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

On November 7, 2019, ComSovereign entered into several promissory notes in the aggregate principal amount of $0.45 million that bore an effective interest rate at 133% per annum due to a single payment incentive, which matured on December 6, 2019. Of these promissory notes, an aggregate principal amount of $0.2 million was owed to three employees. Accrued interest and principal were due and payable at maturity. These notes had been past due and were accruing interest at a rate of 18% per annum. As of December 31, 2020, the aggregate principal amount of $67 thousand was outstanding and past due under these notes. The aggregate principal amount of these notes was fully repaid during fiscal 2021.

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

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020, the Company, entered into promissory notes or agreed to pay the sellers an aggregate principal amount of $0.58 million that did not bear interest and required monthly principal payments. As of December 31, 2021, an aggregate amount of $0.55 million was outstanding and past due. However, there were no penalties associated with this default. The aggregate principal amount of these notes was fully repaid during fiscal 2021.

In addition, the Company assumed a note payable in the amount of $87 thousand bearing interest at 3% per annum and with a maturity date of February 16, 2023. Monthly payments of principal and interest are due over the term. As of September 30, 2021 and December 31, 2020, an aggregate principal amount of $22 thousand and $83 thousand, respectively, was outstanding under this note.

On May 29, 2020, the Company entered into a promissory note in the principal amount of $0.29 with an original issue discount of $40 thousand and a maturity date of September 30, 2020. The balance was due at maturity, with interest accruing at a rate of 12% per annum for any principal balance remaining unpaid past the maturity date. As of December 31, 2020, an aggregate principal amount of $0.29 million was outstanding and past due under this note. On January 26, 2021, the aggregate principal amount of this note, a 10% principal bonus, and accrued interest with a combined total of $0.33 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Stockholders’ Equity, resulting in the issuance of 79,579 shares of common stock, along with warrants to purchase up to 79,579 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

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

Between November 4, 2020 and November 24, 2020, the Company borrowed an aggregate of $0.55 million from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes were between $50 thousand and $100 thousand. The notes had maturity dates between January 31, 2021 and February 23, 2021 that bore interest at a rate of 15% per annum, with interest accrued at an annually compounded rate of 18% per annum for any principal balance remaining unpaid past the maturity date. Daniel L. Hodges, the Company’s Chief Executive Officer, transferred a total of 38,334 shares of his personally owned, issued and outstanding common stock, with a fair value of $0.26 million, to the accredited investors, as part of this transaction. The Company accounted for this as a contribution from Mr. Hodges and as debt discounts and issuance costs. The Company defaulted on these notes during the 2020 fiscal year, causing the interest rate to increase to an annually compounded rate of 18% per annum, and the note and accrued interest to become due on-demand. The amounts recorded as debt discounts were fully amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations during the 2020 fiscal year. As of December 31, 2020, an aggregate principal amount of $0.55 million was outstanding under these notes. On January 26, 2021, $0.5 million of the aggregate principal amount of these notes, a 10% principal bonus, and accrued interest with a combined total of $0.57 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Shareholders’ Equity, resulting in the issuance of 136,324 shares of common stock, along with warrants to purchase up to 136,324 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. The remaining $50 thousand aggregate principal amount of these notes was fully repaid during fiscal 2021.

In connection with its acquisition of Fastback on January 29, 2021, the Company issued to the sellers $1.5 million aggregate principal amount of term promissory notes. The individual principal amounts of the notes ranged from $1 thousand to $393 thousand. These notes bore interest at the rate of 10% per annum and matured on the earlier of (i) January 1, 2022, (ii) the date on which an aggregate of $6.0 million worth of products and services are sold following the acquisition date by (A) Fastback or (B) the Company and its subsidiaries (other than Fastback) to certain specified Fastback customers, or (iii) the date on which the Company issues and sells shares of its common stock or debt securities to investors in a bona-fide arms-length financing transaction for aggregate consideration of at least $12.0 million. Interest was payable in cash semi-annually in arrears on each June 1 and December 1, commencing on June 1, 2021, and on the maturity date. Principal and any unpaid accrued interest was due on the maturity date. These notes matured on February 10, 2021 upon the Company’s closing of a public offering, as disclosed in Note 15- Shareholders’ Equity. However, the representative of the Fastback sellers requested that the Company withhold payment of principal and interest on these notes until a dispute among such sellers was resolved. As payment was withheld at the request of the sellers’ representative, no event of default had occurred and interest was accrued only through the maturity date. These notes were fully repaid during fiscal 2021.

Various subsidiaries of the Company received loan proceeds or the Company assumed in conjunction with various acquisitions an aggregate amount of $0.77 million under the Paycheck Protection Program (“PPP”). The PPP loans have maturity dates ranging from 2 to 5 years and an interest rate of 1% per annum. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable pursuant to section 1106 of the CARES Act, after a period of up to 24 weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 40 percent of the amount forgiven can be attributable to non-payroll costs. Further, the amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period of up to 24 weeks. During the nine months ended September 30, 2021, an aggregate of $0.73 million of these notes has been forgiven. This forgiveness was recorded as a gain on extinguishment of debt in the Condensed Consolidated Statement of Operations. As of September 30, 2021 and December 31, 2020 September 30, 2021 and, an aggregate principal amount of $0.04 million and $0.58 million, respectively, was outstanding under these loans.

In connection with the acquisition of RVision by the Company, the Company assumed two notes payable with aggregate principal balances of $0.3 million. These notes bore interest at 6% and were paid in full immediately following the completion of the acquisition by the Company.

Senior Debentures

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of $0.1 million aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $24.00 or (2) 80% of the common stock price offered under the next equity offering. On April 30, 2020, these debentures were modified to remove the conversion feature and only have settlement through cash. During fiscal 2020, these debentures became past due and interest accrued at a rate of 15% per annum. As of December 31, 2020, an aggregate principal amount of $84 thousand was outstanding under these debentures. The aggregate principal amount of this debenture was fully repaid during fiscal 2021.

Convertible Notes Payable

On July 7, 2020, the Company sold a convertible promissory note in the principal amount of $0.29 million with an original issue discount of $36 thousand that bore interest at a rate of 12.5% per annum, and warrants to purchase an additional 52,910 shares of common stock. Warrants to purchase up to 9,260 shares of common stock, were also issued to an unrelated third-party as a placement fee for the transaction. Terms and maturities are similar to the April 29, 2020 note, as disclosed in the Company’s annual 10-K. In connection with this note, the Company recognized debt discounts of $0.22 million. On July 28, 2020, the Company defaulted on this note under the related Registration Rights Agreement by not filing a registration statement by July 28, 2020. As a result, the aggregate principal balance increased by penalties and interest of $88 thousand. In addition, the interest rate was increased to 24% per annum, and the note and accrued interest became due on-demand. As of December 31, 2020, there was an aggregate principal amount of $0.37 million outstanding and past due under this note. On January 22, 2021, the note holder converted the full principal of $0.37 million and all accrued interest with a combined total of $0.42 million into 155,013 shares of common stock.

On August 21, 2020, the Company sold a convertible promissory note in the principal amount of $1.7 million with an original issue discount of $0.2 million that bore interest at a rate of 5.0% per annum and matured on November 20, 2020. Accrued interest and principal were due on the maturity date. Upon maturity, the interest rate automatically increased to the lesser of 18% per annum or the maximum amount permitted by applicable law on any unpaid principal and accrued interest. Following the maturity date, the note was convertible into shares of common stock at a conversion price equal to 65% of the lowest volume weighted average price of the common stock during the 20 consecutive trading days immediately preceding the conversion date. As additional consideration for the loan, the Company issued to the lender 133,334 shares of common stock at a fair value of $10.05 per share. Warrants to purchase up to 17,857 shares of common stock that are exercisable for a purchase price of $8.40 per share at any time on or prior to August 20, 2025, were also issued to an unrelated third-party as a placement fee for the transaction. These transactions resulted in the Company recognized aggregate debt discounts of $1.73 million. On November 21, 2020, the Company defaulted on this note by not repaying the principal and accrued interest by the maturity date, which resulted in the aggregate principal balance increasing by penalties and interest of $0.54 million. In addition, the interest rate was increased to 24% per annum. As of December 31, 2020, an aggregate principal amount of $2.24 million was outstanding and past due under this note. The aggregate principal amount of this note was fully repaid during fiscal 2021.

In connection with its acquisition of Fastback on January 29, 2021, the Company issued to the sellers $11.15 million aggregate principal amount of convertible promissory notes. The individual principal amounts of the notes ranged from $6 thousand to $5.58 million. These notes initially bear interest at the rate of 1.01% per annum, which is to be adjusted to the prime rate as published by the Wall Street Journal on each annual anniversary of the issuance date, and mature on January 29, 2026. Interest is payable in cash annually in arrears on each January 1. Commencing on January 29, 2022, the outstanding principal and accrued interest on these notes may be converted in full to shares of the Company’s common stock at a conversion price of $5.22 per share, subject to adjustment. Upon an event of default, the interest rate will automatically increase to 15% per annum compounded annually, and all unpaid principal and accrued interest may become due on-demand. Principal and any unpaid accrued interest are due on the maturity date. Upon maturity, the interest rate will automatically increase to 15% per annum compounded annually on any unpaid principal. As of September 30, 2021, an aggregate principal amount of $11.15 million was outstanding.

In connection with its acquisition of Innovation Digital on June 3, 2021, the Company issued to the seller, who became an employee of the Company, a convertible promissory note in the principal amount of $0.6 million that bears interest at the rate of 5% per annum, maturing on June 3, 2022. Accrued interest and principal is due at maturity. Commencing December 3, 2021, the outstanding principal and accrued interest on this note may be converted into shares of the Company’s common stock at an initial conversion price of $2.35 per share subject to certain terms, conditions and adjustment. As of September 30, 2021, the full principal amount of $0.6 million was outstanding.

Senior Convertible Promissory Note

On May 27, 2021, the Company sold a senior secured convertible promissory note in the principal amount of $11.0 million with an original issue discount of $1.0 million bearing an interest rate of 6% per annum that matures on May 27, 2023. The Company issued to the buyer warrants to purchase up to 1,820,000 shares of common stock with an exercise price of $4.50 per share, subject to adjustment, any time prior to May 27, 2026, and a grant date fair value of $0.505 per share. The Company also paid aggregate cash debt issuance costs of $0.69 million. The resulting aggregate debt discount recorded by the Company of $2.6 million. Principal payments of $0.61 million plus interest are required to be paid monthly commencing six months after the date of issuance. This note is guaranteed by each of the Company’s subsidiaries and is secured by a first priority lien on all of the assets and properties of the Company and the assets and properties of its subsidiaries, subject only to the liens securing approximately $1.0 million principal amount of outstanding indebtedness of one of its subsidiaries. On August 25, 2021, we amended and restated the senior secured convertible note we issued to reduce the initial conversion price of such note to $3.00 per share, and to adjust the exercise price of the warrants to $3.00 per share. As of September 30, 2021, he full principal amount of $11.0 million was outstanding.

On August 25, 2021, the Company sold a senior secured convertible promissory note in the principal amount of $5.8 million with an original issue discount of $0.8 million bearing an interest rate of 6% per annum that matures on August 25, 2025. The Company issued to the buyer warrants to purchase up to 1,315,789 shares of common stock with an exercise price of $3.00 per share, subject to adjustment, any time prior to August 25, 2026, and a grant date fair value of $0.859 per share. The Company also paid aggregate cash debt issuance costs of $0.35 million. The resulting aggregate debt discount recorded by the Company of $2.28 million. Principal payments of $0.322 million plus interest are required to be paid monthly commencing five business days after a registration statement is declared effective, but in no event later than November 30, 2021. This note is guaranteed by each of the Company’s subsidiaries and is secured by a first priority lien on all of the assets and properties of the Company and the assets and properties of its subsidiaries, subject only to the liens securing approximately $1.0 million principal amount of outstanding indebtedness of one of its subsidiaries. As of September 30, 2021, an aggregate principal amount of $5.8 million was outstanding.

Senior Convertible Debentures

On September 24, 2019, ComSovereign sold $0.25 million aggregate principal amount of 10% Senior Convertible Debentures that bore interest at a rate of 10% per annum and were scheduled to mature on December 31, 2021. Interest was paid semi-annually in arrears in June and December of each year in cash or, at ComSovereign’s option, in shares of common stock at the conversion price that is equal to the lesser of (1) $7.50 or (2) a future effective price per share of any common stock sold by ComSovereign. Upon an event of default, the interest rate shall automatically increase to 15% per annum. In connection with these debentures, ComSovereign recognized aggregate debt discounts of $0.25 million. On April 21, 2020, all unpaid accrued interest through December 31, 2019 was converted into 2,234 shares of common stock. Also on April 21, 2020, all the outstanding warrants were exercised at $0.03 per share into 94,510 issued shares of the Company’s common stock, resulting in full recognition in interest expense of the remaining debt discount. On April 30, 2020, these debentures were amended to provide for the conversion of the debentures into shares of the Company’s common stock instead of ComSovereign’s common stock and the conversion price was changed from $7.50 per share to $2.268 per share. The Company defaulted on these debentures during the 2020 fiscal year, causing the interest rate to increase to 15% per annum, and the debentures and accrued interest to become due on-demand. Any remaining amounts recorded as debt discounts were fully amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations during the 2020 fiscal year. As of December 31, 2020, an aggregate principal amount of $0.25 million was outstanding and past due under these debentures. On January 26, 2021, the holder of these debentures converted the aggregate principal and interest of $0.28 million into 125,186 shares of common stock.

On July 2, 2020, the Company sold $1.0 million aggregate principal amount of 9% Senior Convertible Debentures to an accredited investor that bore interest at a rate of 9% per annum and a maturity date of September 30, 2020, subsequently extended to November 30, 2020. Accrued interest and principal were due at maturity, with interest paid in cash or, at the Company’s option, in shares of common stock at the conversion price of $3.00 per share. Upon an event of default, the interest rate would automatically increase to 15% per annum. The debentures were convertible into shares of the Company’s common stock at a conversion price of $3.00 per share. The Company also issued warrants to purchase 33,334 shares of common stock that are exercisable for a purchase price of $3.00 per share, at any time on or prior to the earlier of December 31, 2022 or the second anniversary of the Company’s consummation of a public offering of its common stock in connection with an up-listing of the common stock to a national securities exchange. In connection with these debentures, the Company recorded total debt discounts of $0.16 million. Amounts recorded as debt discounts were fully amortized and recognized in interest expense in the Condensed Consolidated Statement of Operations during the 2020 fiscal year, as a result of the debentures becoming due on-demand from the default event. As of December 31, 2020, an aggregate principal amount of $1.0 million was outstanding and past due under these debentures. On January 26, 2021, the holder of these debentures converted the principal amount of $0.9 million into 300,000 shares of common stock. The remaining principal amount of $0.1 million and accrued interest with a combined total of $0.16 million, was fully extinguished on January 26, 2021 at the rate of $4.15 per unit, as defined in our public offering and disclosed in Note 15- Stockholders’ Equity, resulting in the issuance of, along with warrants to purchase up to 38,713 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

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

Future maturities contractually required by the Company under long-term debt obligations are as follows for the years ending December 31:

(Amounts in thousands)
Remainder of 2021	$2,879
2022	16,815
2023	3,742
2024	9
2025	9
Thereafter	11,348
Total	$34,802
Less unamortized discounts and debt issuance costs	(4,371)
Total net debt	30,431
Less current portion of long-term debt, net of unamortized discounts and debt issuance costs	(12,354)
Total long-term debt, net of unamortized discounts and debt issuance costs	18,077

14. RELATED PARTY TRANSACTIONS

Accrued Liabilities – Related Party

As of September 30, 2021 and December 31, 2020, the accrued liabilities – related party balance was $86 thousand and $30 thousand, respectively, which represented amounts owed to various contractors, officers and employees of the Company as described below.

On November 10, 2017, the Company and Global Security Innovative Strategies, LLC (“GSIS”), a company in which David Aguilar, a member of the Company’s Board of Directors, is a principal, entered in an agreement (the “GSIS Agreement”) pursuant to which GSIS agreed to provide business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for the Company. The GSIS Agreement had an initial term of six months beginning on November 1, 2017. On September 26, 2018, the parties amended the GSIS Agreement to extend the period of service through September 2019 with monthly automatic renewals thereafter. The Company also agreed to issue an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.00. This option immediately vested and terminates on September 26, 2022. Pursuant to the GSIS Agreement, GSIS is paid a fee of $10 thousand per month. In addition, GSIS is paid for the expenses incurred in connection with the performance of its duties under the GSIS Agreement. Either party may terminate or renew the GSIS Agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party. As of September 30, 2021 and December 31, 2020, GSIS was owed $31 thousand and $30 thousand, respectively, for normal monthly retainers and expenses incurred and these amounts were recorded in accrued liabilities – related party.

Notes Payable – Related Party

On August 5, 2019, Daniel L. Hodges, the Company’s Chairman and Chief Executive Officer, and his wife, loaned DragonWave $0.2 million at an interest rate of 5.0% per annum and an 18.0% default interest rate with a maturity date of December 31, 2020. Interest was payable monthly while the full principal balance was due at maturity. During fiscal 2020, this loan became past due and was accruing interest at an increased default rate of 18.0% per annum. As of December 31, 2020, $0.2 million was outstanding and past due under the loan. The aggregate principal amount of this note was fully repaid during the first quarter of fiscal year 2021.

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

15. SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2021

As of September 30, 2021, the Company had 100,000,000 shares of preferred stock authorized for issuance, none of which were issued and outstanding and 300,000,000 shares of common stock authorized for issuance and 72,533,850 shares of common stock issued and outstanding.

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

Public Offerings

On January 26, 2021 (the “First Offering Closing Date”), the Company sold an aggregate of 3,855,422 units at a price to the public of $4.15 per unit (the “First Offering”), each unit consisting of one share of the Company’s common stock, and a warrant to purchase one share of common stock at an exercise price of $4.50 per share (the “First Offering Warrants”), pursuant to an Underwriting Agreement, dated as of January 21, 2021 (the “First Offering Underwriting Agreement”), between the Company and the representative (the “Representative”) of the several underwriters named in the First Offering Underwriting Agreement. In addition, pursuant to the First Offering Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 578,312 additional shares of common stock, and/or 578,312 additional First Offering Warrants, to cover over-allotments in connection with the First Offering, which the Representative partially exercised to purchase 578,312 Warrants on the First Offering Closing Date. For additional information on these First Offering Warrants, see Note 16 – Share-Based Compensation.

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

The Company received gross proceeds of approximately $27.6 million, before deducting underwriting discounts and commissions of 8% of the gross proceeds and estimated offering expenses.

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

Consulting Agreements and Settlements with Vendors

On January 31, 2020, the Company entered into an agreement with a consultant to replace an existing consulting agreement between the consultant and the Company to allow the consultant to elect to take from 50% to 100% of its compensation in the form of common stock based on an agreed upon conversion calculation. Any difference between the amount due and the actual fair value of the shares issued in payment is recorded as general and administrative expense in the Company’s Condensed Consolidated Financial Statements. Common stock to be issued to the consultant will be paid on a quarterly basis. During the nine months ended September 30, 2021 and 2020, respectively, the Company issued 15,740 shares of its common stock with a fair value of $69 thousand and 55,032 shares of its common stock, with a fair value of $193 thousand to the consultant for services previously rendered.

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

Dividends

The Company did not pay dividends to holders of its common stock during the nine months ended September 30, 2021. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. In addition, current or future loan agreements may restrict the Company’s ability to pay dividends. The Company does not anticipate declaring or paying any cash dividends on common stock in the foreseeable future.

16. SHARE-BASED COMPENSATION

As described in Note 15 – Stockholders’ Equity, effective January 21, 2021, the Company enacted the Split of the Company’s common stock. As a result, the Company has given effect to the Split as if it occurred at the beginning of the first period presented for all share-based compensation.

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

As originally approved, a total of 3,333,334 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan. As approved by the stockholders on or about June 25, 2021, the amount authorized to be issued under the 2020 Plan has been increased to 8,333,334 shares of the Company’s common stock. Any shares subject to awards that are not paid, delivered or exercised before they expire or are cancelled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2020 Plan. As of September 30, 2021, 5,430,505 options had been issued under the 2020 Plan, of which 33,334 were forfeited and 63,333 have been exercised, and 2,936,163 shares authorized under the 2020 Plan remained available for award purposes.

The 2020 Plan will terminate on May 1, 2030. The maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2020 Plan is ten years after the initial date of the award.

Restricted Stock Awards

On December 2, 2019, the Company’s Board of Directors granted an aggregate of 633,336 RSAs to nine officers and directors (“Participant”) at a grant date fair value of $2.46 per share. The original vesting period for these RSAs is as follows: 283,339 were to vest on the one-year anniversary of the grant date; 283,331 were to vest on the two-year anniversary of the original grant date; and 66,666 were scheduled to vest on the three-year anniversary of the original grant date. As of December 31, 2020, 283,339 RSAs had vested. In the first quarter of fiscal 2021, the Company modified the RSA awards for two individuals to accelerate the final vesting of their awards in consideration of the individuals’ separation and/or retirement. This modification resulted in the vesting of an additional 50,000 RSAs. An incremental compensation expense was recognized for the modification totaling $0.17 million during the nine months ended September 30, 2021. As of September 30, 2021, the remaining unvested RSAs from these awards, totaling 299,997, are scheduled to vest as follows: 233,331 are scheduled to vest on the two-year anniversary of the original grant date; and 66,666 were scheduled to vest on the three-year anniversary of the original grant date.

On January 26, 2021, the Company’s Board of Directors granted an aggregate of 66,667 RSAs to one director at a grant date fair value of $4.50 per share. The vesting period for these RSAs is as follows: 33,334 vest on the one-year anniversary of the grant date and 33,333 vest on the two-year anniversary of the original grant date.

For all RSAs that are currently outstanding, if the Participant’s employment with, engagement by, or service to the Company terminates for any reason (other than due to disability, retirement or death, or termination by employee for “Good Cause” as defined pursuant to a written employment contract) prior to the vesting of all or any portion of the RSAs granted, such RSAs shall immediately be cancelled. If the Participant’s employment with, engagement by, or service to the Company terminates due to the Participant’s death, disability or retirement, or by termination by such employee for “Good Cause” as defined pursuant to a written employment contract, the Participant shall become 100% vested in the RSAs granted as of the date of any such termination. There were no RSAs that were forfeited in the nine months ended September 30, 2021. For the three and nine months ended September 30, 2021, respectively, the Company recognized $0.18 million and $0.71 million of compensation expense related to RSAs and had unrecognized compensation cost as of September 30, 2021 for RSAs of $0.46 million.

Stock Options

On April 1, 2021, from shares available to be issued under the 2020 Plan, the Board of Directors of the Company granted options to purchase an aggregate 2,458,163 shares of common stock with exercise prices ranging from $2.75 to $3.025 per share and a grant date fair value ranging from $0.961 to $1.042 per share. These options have a three year service period and vest ratably on the first, second and third anniversary of their grant date.

Also, on April 1, 2021, the Board of Directors of the Company authorized the issuance of options to purchase an aggregate of 2,680,048 shares of common stock with an exercise price of $2.75 per share. These shares were in excess of the number of shares available under the 2020 Plan at that time and were subject to the approval by the Company’s stockholders of an increase to the shares available in the 2020 Plan as noted above. Effective with the approval of the shareholders on June 25, 2021, these shares were considered granted and have a grant date fair value ranging from $0.759 to 0.768 per share. Of these, options to purchase 753,837 shares have a three year service period and vest ratably on the first, second and third anniversary of their authorization for issuance and options to purchase 1,025,000 shares have a two-year service period and vest ratably on the first and second anniversary of their authorization for issuance.

On May 5, 2021, the Board of Directors of the Company authorized the issuance of options to purchase an aggregate of 295,000 shares of common stock with an exercise price of $2.75 per share. These shares were in excess of the amount of shares available under the 2020 Plan at that time and were subject to the approval by the Company’s stockholders of an increase to the shares available in the 2020 Plan as noted above. Effective with the approval of the shareholders on June 25, 2021, these shares are considered granted and have a grant date fair value of $0.873 per share. Of these, options to purchase 2,700,000 shares have a one year service period and vest ratably on the six month and twelve month anniversary of their authorization for issuance and options to purchase 25,000 shares vested immediately upon grant.

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

No options were granted during the three months ended September 30, 2020.

The following table summarizes the assumptions used to estimate the fair value of options granted during the nine months ended September 30, 2021:

2021
Expected dividend yield	0%
Expected volatility	46.5 - 53.02%
Risk-free interest rate	0.48 - 0.89%
Expected life of options	3.00 - 5.00 years

The following tables represent stock option activity for the nine months ended September 30, 2021 and 2020:

(Amounts in thousands except per share data)	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2020	3,433,515	$1.59	2.01	$15,221
Exercisable – December 31, 2020	3,400,181	1.58	1.99	15,129
Granted	4,532,000	2.76	4.51	—
Exercised	(63,333)	0.26	3.77	85
Cancelled or Expired	(856,669)	1.78	0.18	91
Outstanding – September 30, 2021	7,045,513	$2.33	3.51	$830
Exercisable – September 30, 2021	2,513,513	$1.56	1.70	$830

(Amounts in thousands except per share data)	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	2,898,347	$1.90	1.92	$2,265
Exercisable – December 31, 2019	2,898,347	1.90	1.92	2,265
Granted	908,505	0.77	4.59	5,838
Exercised	—	—	—	—
Cancelled or Expired	(333,335)	2.01	0.59	1,903
Outstanding – September 30, 2020	3,440,183	$1.59	2.26	$19,339
Exercisable – September 30, 2020	3,406,849	$1.58	2.24	$19,207

The Company recognized $0.47 million and $0.82 million of share-based compensation expense related to options for the three and nine months ended September 30, 2021, respectively. The Company recognized $5 thousand of share-based compensation expense related to options for the nine months ended September 30, 2020. Compensation expense related to stock options is recorded in general and administrative in the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2021, the Company has $3.48 million of unrecognized compensation expense related to options. For the nine months ended September 30, 2020, the Company had $25 thousand of unrecognized compensation expense related to options.

Warrants

On January 26, 2021, the Company issued warrants to purchase an aggregate of 2,751,556 shares of the Company’s common stock as partial consideration for the debt extinguishments disclosed in Note 15 – Debt Agreements and Note 16 – Related Party Transactions. The warrants have an exercise price of $4.50 per share and an expiration date of January 26, 2026. The issuance date fair value of these warrants was estimated to be $1.597 per share. None of these warrants were exercised during the nine months ended September 30, 2021.

On January 26, 2021, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company’s common stock as consideration for certain costs related to the First Offering as disclosed in Note 15 – Stockholders’ Equity. The warrants have an exercise price of $4.15 per share and an expiration date of January 21, 2026. The issuance date fair value of these warrants was estimated to be $1.703 per share. None of these warrants were exercised during the nine months ended September 30, 2021.

On January 26, 2021, the Company issued warrants to purchase an aggregate of 154,216 shares of the Company’s common stock as the Representative’s First Offering Warrants as discussed in Note 15 – Stockholders’ Equity. The Representative’s First Offering Warrants were subject to a lock-up for 180 days from the commencement of sales in the First Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e), and were non-exercisable for six (6) months after January 21, 2021. The warrants have an exercise price of $5.1875 per share and an expiration date of January 21, 2026. The issuance date fair value of these warrants was estimated to be $1.376 per share. As of September 30, 2021, all warrants were exercisable but none of these warrants were exercised during the nine months ended September 30, 2021.

On January 26, 2021, the Company issued warrants to purchase an aggregate of 4,433,734 shares of the Company’s common stock as portion of the Units offered in the Company’s First Offering as disclosed in Note 15 – Stockholders’ Equity. The warrants have an exercise price of $4.50 per share and an expiration date of January 26, 2026. The issuance date fair value of these warrants was estimated to be $1.597 per share. None of these warrants were exercised during the nine months ended September 30, 2021.

On February 12, 2021, the Company issued warrants to purchase an aggregate of 225,882 shares of the Company’s common stock as the Representative’s Second Offering Warrants as discussed in Note 15 – Stockholders’ Equity. The Representative’s Second Offering Warrants were subject to a lock-up for 180 days from the commencement of sales in the Second Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e), and were non-exercisable for six (6) months after February 10, 2021. The warrants have an exercise price of $5.3125 per share and an expiration date of February 10, 2026. The issuance date fair value of these warrants was estimated to be $1.918 per share. None of these warrants were exercised during the nine months ended September 30, 2021.

On May 27, 2021, the Company issued warrants to purchase an aggregate of 1,820,000 shares of the Company’s common stock in conjunction with a debt agreement as discussed in Note 15 – Debt Agreements. These warrants have an exercise price of $4.50, subject to adjustment, a grant date fair value of $0.505 per share, and expire on May 27, 2026.

On August 25, 2021, the Company issued warrants to purchase an aggregate of 1,315,789 shares of the Company’s common stock in conjunction with a debt agreement as discussed in Note 15 – Debt Agreements. These warrants have an exercise price of $3.00, subject to adjustment, a grant date fair value of $0.859 per share, and expire on August 25, 2026.

All warrants are valued utilizing the Black-Scholes pricing model using the assumptions listed below. The weighted average grant date fair value of all warrants issued during the nine months ended September 30, 2021, was $1.328 per share.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during the nine months ended September 30, 2021:

2021
Expected dividend yield	0%
Expected volatility	39.94 - 46.22%
Risk-free interest rate	0.42 - 0.84%
Contractual life of warrants	5.00 years

The following tables represents warrant activity for the nine months ended September 30, 2021 and 2020:

(Amounts in thousands except per share data)	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2020	890,416	$1.46	4.02	$4,083
Exercisable – December 31, 2020	890,416	$1.46	4.02	$4,083
Granted/Issued	10,804,881	4.09	4.45	—
Exercised	—	—	—	—
Forfeited or Expired	(13,706)	1.90	0.85	1
Outstanding – September 30, 2021	11,681,591	$3.89	4.37	$679
Exercisable – September 30, 2021	11,681,591	$3.89	4.37	$679

(Amounts in thousands except per share data)	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	167,846	$2.85	1.96	$258
Exercisable – December 31, 2019	167,846	$2.85	1.96	$258
Granted	858,985	1.39	4.43	5,016
Exercised	(94,510)	0.03	1.25	678
Forfeited or Expired	—	—	—	—
Outstanding – September 30, 2020	932,321	$1.79	4.17	$5,251
Exercisable – September 30, 2020	932,321	$1.79	4.17	$5,251

17. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Management does not believe that after the final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

18. CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At September 30, 2021, accounts receivable from customers comprised approximately 97% of the Company’s total trade accounts receivable, and none of this balance had been characterized as uncollectible. In addition, for the nine months ended September 30, 2021, there were no customers that individually exceeded 10% of revenue.

19. SUBSEQUENT EVENTS

Corporate Acquisition

On October 4, 2021, the Company completed the acquisition of SAGUNA Networks LTD (“SAGUNA”), a Israeli company for total consideration of approximately $13.6 million worth of shares of restricted common stock.

Public Offering of Preferred Series A

On October 29, 2021 (the “Preferred Series A Offering Closing Date”), the Company sold an aggregate of 320,000 shares of the Company’s newly-designated 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a public offering price of $25.00 per share, which is the initial liquidation preference of the Series A Preferred Stock. Pursuant to the terms of the Underwriting Agreement dated October 26, 2021, the Company granted the Underwriters a 30-day option to purchase up to an additional 48,000 shares of Series A Preferred Stock. The Series A Preferred Stock was offered and sold pursuant to a prospectus supplement, dated October 26, 2021 (the “Prospectus Supplement”), and a base prospectus, dated September 14, 2021, relating to the Company’s effective shelf registration statement (the “Registration Statement”) on Form S-3 (File No. 333-259307).

The Series A Preferred Stock has been listed on The Nasdaq Capital Market under the symbol “COMSP”.

On the Preferred Series A Offering Closing Date, the Company received gross proceeds of approximately $7.2 million, before deducting underwriting discounts and commissions of eight percent (8%) of the gross proceeds and estimated offering expenses.

The total expenses of the Preferred Series A Offering were approximately $0.9 million, which included the underwriting discounts and commissions and the Representative’s reimbursable expenses relating to the Preferred Series A Offering.

The Company intends to use $2.75 million of the net proceeds from the Offering for the repayment of certain indebtedness and the balance for general corporate and working capital purposes.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Readers should carefully review the risk factors included under “Item 1A. Risk Factors” of our fiscal 2020 Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission (the “SEC”) on March 30, 2021 and Item 1A., Part II Risk Factors” of our quarterly report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 16, 2021.

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

Growth and percentage comparisons made herein generally refer to the nine months ended September 30, 2021, compared to nine months ended September 30, 2020 unless otherwise indicated.

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

●

RF Engineering & Energy Resources, LLC. RF Engineering & Energy Resources, LLC (“RFEQ”) is a Michigan-based provider of high-quality microwave antennas and accessories. Providing the industry’s lowest cost of ownership, RFEQ has continued to innovate and expand recently announcing the industry’s first Universal Licensed Microwave Antenna. Supporting frequencies from (6-42 GHz), customers can now reduce sparing costs and safely future proof their networks by leveraging this new Universal plug and play architecture. We acquired RFEQ in July 2021.

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

Sales and Marketing

In addition to personnel costs for sales, marketing, service and product management personnel, sales and marketing expense consists of the expenses associated with our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, national and local regulatory approvals of our products, travel, entertainment and recruiting. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales, marketing, service and product management organization in support of our investment in our growth opportunities, whether through the development and rollout of new or modified products or through acquisitions. We expect our sales and marketing expense to increase materially in the year ending December 31, 2022 as we ramp up our sales and marketing efforts to correspond to our increased production efforts relating to certain of our telecom products.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share data)	2021	2020	2021	2020
Revenue	$4,115	$2,018	$9,812	$7,513
Cost of Goods Sold	1,819	859	4,706	3,473
Gross Profit	2,296	1,159	5,106	4,040

Operating Expenses
Research and development	2,061	562	3,805	1,263
Sales and marketing	247	1	449	31
General and administrative	6,464	4,471	20,543	13,152
Depreciation and amortization	3,834	2,909	11,034	8,654
Impairment expense	-	-	281	-
Gain on the sale of assets	48	-	(83)	(1)
Total Operating Expenses	12,654	7,943	36,029	23,099
Net Operating Loss	(10,358)	(6,784)	(30,923)	(19,059)
Other Income (Expense)
Interest expense	(724)	(3,350)	(1,740)	(5,707)
Other income (expense)	1	(129)	(116)	(129)
Gain/(Loss) on extinguishment of debt	298	(22)	(4,725)	(22)
Foreign currency transaction gain/(loss)	94	(46)	32	(6)
Interest income	-	-	-	1
Total Other Expenses	(331)	(3,547)	(6,549)	(5,863)
Net Loss	$(10,689)	$(10,331)	$(37,472)	$(24,922)
Loss per common share:
Basic and Diluted	$(0.15)	$(0.23)	$(0.56)	$(0.56)
Weighted-average shares outstanding:
Basic and Diluted	71,994,529	44,216,540	66,388,447	44,155,510

Three and Nine months ended September 30, 2021 compared to Three and Nine months ended September 30, 2020

Total Revenues

For the three months ended September 30, 2021, total revenues were $4.1 million compared to $2.0 million for the same period in 2020, an increase of $2.1 million. This increase primarily consisted of our January 2021 acquisition of Fastback and their Tier 1, telecom sales of $2.2 million.

For the nine months ended September 30, 2021, total revenues were $9.8 million compared to $7.5 million for the same period in 2020, an increase of $2.3 million. This increase primarily consisted of our January 2021 acquisition of Fastback and their Tier 1, telecom sales of $2.2 million.

Cost of Goods Sold and Gross Profit

For the three months ended September 30, 2021, cost of goods sold were $1.8 million compared to $0.9 million for the same period in 2020, an increase of $0.9 million. This increase primarily consisted of our January 2021 acquisition of Fastback and their Tier 1, telecom sales of $0.9 million.

Gross profit for the three months ended September 30, 2021 was $2.3 million with a gross profit margin of 55% compared to $1.2 million for the same period in 2020 with a gross profit margin of 57%.

For the Nine months ended September 30, 2021, cost of goods sold were $4.7 million compared to $3.5 million for the same period in 2020, an increase of $1.2 million. This increase primarily consisted of our January 2021 acquisition of Fastback and their Tier 1, telecom sales of $0.9 million.

Gross profit for the nine months ended September 30, 2021 was $5.1 million with a gross profit margin of 52% compared to $4.0 million for the same period in 2020 with a gross profit margin of 54%.

These changes in gross profit margin resulted primarily from our January 2021 acquisition of Fastback and their Tier 1, telecom sales of $1.3 million, which was offset decrease in DragonWave of $0.4 million.

Research and Development Expense

For the three months ended September 30, 2021, research and development expenses were $2.1 million compared to $0.6 million for the same period in 2020, an increase of $1.5 million. This increase primarily consisted of new Acquisition in 2021 of Sky Sapience of $0.6 million and increased DragonWave of $0.7 million.

For the nine months ended September 30, 2021, research and development expenses were $3.8 million compared to $1.3 million for the same period in 2020, an increase of $2.5 million. This increase primarily consisted of a new acquisition in 2021 of Sky Sapience of $1.3 million. Increased R & D for DragonWave of $0.8 million, and VNC of $0.5 million.

Sales and Marketing Expense

For the three months ended September 30, 2021, sales and marketing expenses were $0.2 million compared to $0.0 million for the same period in 2020, an increase of $0.2 million. This increase primarily consisted of a new Acquisition in 2021 Sky Sapience of $0.1 million.

For the nine months ended September 30, 2021, sales and marketing expense was $0.4 million compared to $0.0 million for the same period in 2020, an increase of $0.4 million. This increase primarily consisted of a new Acquisitions in 2021 Sky Sapience of $0.2 million and RVision $0.1 million.

General and Administrative Expenses

For the three months ended September 30, 2021, general and administrative expenses were $6.5 million compared to $4.5 million for the same period in 2020, an increase of $2.0 million. This increase primarily consisted of 5 acquisitions of $0.9 million.

For the nine months ended September 30, 2021, general and administrative expenses were $20.5 million compared to $13.2 million for the same period in 2020, an increase of $7.3 million. This increase primarily consisted of 5 acquisitions of $2.6 million, as well as the expense with 2 offerings in Q1 2021 of $5.3 million.

Depreciation and Amortization

For the three months ended September 30, 2021, depreciation and amortization were $3.8 million compared to $2.9 million for the same period in 2020, an increase of $0.9 million. This increase primarily consisted of increased amortization of 5 acquisitions in 2021.

For the nine months ended September 30, 2021, depreciation and amortization were $11.0 million compared to $8.7 million for the same period in 2020, an increase of $2.3 million. This increase primarily consisted of increased amortization of 5 acquisitions in 2021.

Other Income and Expenses

For the three months ended September 30, 2021, other income and expenses were $0.3 million compared to $3.5 million for the same period in 2020, a decrease of $3.2 million. This decrease primarily consisted of lower interest expense of $2.7 million.

For the nine months ended September 30, 2021, other income and expenses were $6.5 million compared to $5.9 million for the same period in 2020 an increase of $0.6 million.

Provision for Income Taxes

For the three and nine months ended September 30, 2021 and 2020, there was no provision for income taxes due to an increase in the valuation allowance recorded on the total tax provision, because we believe that it is more likely than not that the tax asset will not be utilized during the next year.

Net Loss

For the three months ended September 30, 2021, we had a net loss of $10.7 million compared to a net loss of $10.3 million for the same period in 2020, related to the items described above.

For the nine months ended September 30, 2021, we had net loss of $37.5 million compared to a net loss of $24.9 million for the period same period in 2020, related to the items described above.

Going Concern

The accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2021, the Company generated negative cash flows from operations of $33.4 million and had an accumulated deficit of $102.1 million.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2021, we had $2.87 million in cash compared to $0.73 million at December 31, 2020, an increase of $2.14 million resulting primarily from net proceeds of two public offerings and debt financings. As of September 30, 2021, we had $1.94 million in accounts receivable compared to $0.79 million at December 31, 2020, an increase of $1.15 resulting primarily from receivables gained through business acquisitions during the quarter.

As of September 30, 2021, we had total current assets of $22.8 million and total current liabilities of $23.6 million, or negative working capital of $0.8 million, compared to total current assets of $7.68 million and total current liabilities of $34.26 million, or negative working capital of $26.6 million at December 31, 2020. This is an increase in working capital of $26.0 million over the working capital balance at the end of 2020 driven primarily by the two public offerings completed during the year.

As of September 30, 2021, we had undiscounted obligations relating to the payment of indebtedness as follows:

●	$2.5 million related to accrued liabilities and accounts payable that were past due;

●	$0.0 million related to notes payable that were past due;

●	$2.9 million related to indebtedness that is due in the fourth quarter of 2021;

●	$5.7 million related to indebtedness that is due in the first quarter of 2022;

●	$1.4 million related to indebtedness that is due in the second quarter of 2022;

●	$5.8 million related to indebtedness that is due from the third quarter through the end of 2022;

●	$3.7 million related to indebtedness that is due in 2023; and

●	$9 million related to indebtedness that is due in 2024; and

●	$9 million related to indebtedness that is due in 2025; and

●	$11.4 million related to indebtedness that is due after 2025.

We anticipate meeting our cash obligations on our indebtedness that is payable on or prior to September 30, 2022, primarily from liquidity management tools such as a line of credit, from earnings from operations, including, in particular, the operations of DragonWave, Fastback, VNC and Drone Aviation, and possibly from the proceeds of additional indebtedness or equity raises.

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

We had capital expenditures of $3.09 million and $96.85 million during the nine months ended September 30, 2021 and 2020. We expect our capital expenditures for next 12 months will be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Line of Credit and Debt Agreements

Summary information with respect to our debt agreements or other credit facilities is set forth in Notes 15 and 23 of the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report.

Sources and Uses of Cash

	For the Nine Months Ended September 30,
(Amounts in thousands)	2021	2020
Cash flows (used in) operating activities	$(33,736)	$(4,463)
Cash flows (used in) investing activities	(8,732)	(3,242)
Cash flows provided by financing activities	44,606	7,375
Effect of exchange rate	-	23
Net increase/(decrease) in cash and cash equivalents	$2,138	$(307)

Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $33.7 million. Net cash used in operating activities primarily consisted of the net operating loss of $37.47 million, which was partially offset by depreciation and amortization of $11.03 million, loss on extinguishment of debt of $4.73 million, and share-based compensation to employees and vendors of $2.71 million. Additionally, working capital changes used $115.78 million in cash during the period.

For the nine months ended September 30, 2020, net cash used in operating activities was $4.46 million. Net cash used in operating activities primarily consisted of the net operating loss of $24.92 million, which was partially offset by depreciation and amortization of $8.65 million, and amortized discounts and debt issuance costs on our outstanding debt of $4.29 million. Additionally, working capital changes provided $4.63 million in cash during the period.

Investing Activities

For nine months ended September 30, 2021, net cash used in investing activities was $8.73 million. Investing activities primarily consisted of business acquisitions with direct cashflow impact of $4.5 million and the acquisition of property and equipment and intangible assets of $4.32 million.

For the nine months ended September 30, 2020, net cash used in investing activities was $3.24 million. Investing activities primarily consisted of business acquisitions with direct cashflow impact of $3.15 million.

Financing Activities

For the nine months ended September 30, 2021, financing activities provided cash of $44.61 million. Financing activities primarily consisted of net proceeds from the sale of common stock from the public offerings of $39.66 million and net proceeds of borrowings of $114.3 million, which was offset by the repayment of debt of $8.48 million and the repayment of related party notes of $0.85 million.

For the nine months ended September 30, 2020, financing activities provided cash of $7.37 million. Financing activities primarily consisted of proceeds from the issuance of debt of $8.01 million, which was offset by the payment on the line of credit of $2.0 and the repayment of debt of $0.9 million.

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

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting as of and for the nine months ended September 30, 2021, as compared to the internal control over financial reporting weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A. Risk Factors

There have been no material changes to the risk factors included under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021 and under “Part II Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 16, 2021. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our filed reports, together with all of the other information in this Quarterly Report on Form 10-Q. The risks and uncertainties described in our filed reports are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives.

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

On April 24, 2021, we issued 50,000 shares of our common stock in the exercise of previously issued options. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

On June 17, 2021, we issued 10,000 shares of our common stock in the exercise of previously issued options. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

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

COMSovereign Holding Corp.

Date: November 15, 2021	/s/ Daniel L. Hodges
Daniel L. Hodges
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	/s/ Fran Jandjel
Fran Jandjel
Chief Financial Officer
(Principal Financial and Accounting Officer)