Form 10-K
period 2021-12-31
COMSovereign Holding Corp.
filed 2022-08-16
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-150332

COMSOVEREIGN HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	46-5538504
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

6890 E Sunrise Drive, Suite 120-506, Tucson, AZ	85750
(Address of Principal Executive Offices)	(Zip Code)

(904) 834-4400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	COMS	The Nasdaq Stock Market LLC

Warrants to purchase Common Stock	COMSW	The Nasdaq Stock Market LLC

9.25% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share	COMSP	The Nasdaq Stock Market LLC

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $117,465,196 (based on the closing price of the common stock as reported on The Nasdaq Stock Market LLC of $2.32 per share).

There were 96,442,057 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding as of August 15, 2022.

COMSOVEREIGN HOLDING CORP.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “company” mean COMSovereign Holding Corp. and its subsidiaries (unless the context indicates a different meaning).

i

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

Risk Factors Summary

An investment in our securities involves a high degree of risk. Any of the factors set forth under “Risk factors” may limit our ability to successfully execute our business strategy. You should carefully consider all of the information set forth in this Annual Report, and, in particular, you should evaluate the specific factors set forth under “Risk Factors” in deciding whether to invest in our securities. Among these important risks are the following:

●	Since our acquisition of ComSovereign in November 2019, we lack an established operating history on which to evaluate our consolidated business and determine if we will be able to execute our business plan, and we can give no assurance that our operations will result in profits.

●	We incurred net losses in our fiscal years ended December 31, 2021 and 2020 with negative cash flows, and we cannot assure you as to when, or if, we will become profitable and generate positive cash flows.

●	We expect to continue to incur losses from operations and negative cash flows, which raise substantial doubt about our ability to continue as a going concern.

●	We may not generate sufficient cash flows to cover our operating expenses.

●	We have significant debt and if we are unable to repay our debt when it becomes due, our business, financial condition and results of operations could be materially harmed.

●	If we are unable to obtain additional funding when needed, our business operations will be harmed, and if we do obtain additional financing, our then-existing stockholders may suffer substantial dilution.

●	Raising capital in the future could cause dilution to our existing stockholders and may restrict our operations or require us to relinquish rights.

●	The COVID-19 pandemic may negatively affect our operations depending on the severity and longevity of the pandemic.

●	Rapid technological change in our market and/or changes in customer requirements could cause our products to become obsolete or require us to redesign our products, which would have a material adverse effect on our business, operating results and financial condition.

●	Product development is a long, expensive and uncertain process, and our failure to develop marketable products in our various markets could adversely affect our business, prospects and financial condition.

●	We compete with companies that have significantly more resources for their research and development efforts than we have or have received government contracts for the development of new products.

●	Product quality problems, defects, errors or vulnerabilities in our products could harm our reputation and adversely affect our business, financial condition, results of operations and prospects.

●	If we lose our rights to use software we currently license from third parties, we could be forced to seek alternative technology, which could increase our operating expenses and could adversely affect our ability to compete.

●	If sufficient radio spectrum is not allocated for use by our products or if we fail to obtain regulatory approval for our products, our ability to market our products may be restricted.

●	If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business.

●	Our future profitability may depend on achieving cost reductions from increasing manufacturing quantities of our products. Failing to achieve such reductions in manufacturing costs could materially affect our business.

●	Our potential customers for our aerostat and drone products are likely to include U.S. Government or Government-related entities that are subject to appropriations by Congress. Reduced funding for defense procurement and research and development programs would likely adversely impact our ability to generate revenues.

●	Challenging global economic conditions, ongoing geopolitical and trade uncertainty and ongoing local and regional conflicts may adversely impact the demand, cost and pricing for our products and services, as well as limit our ability to grow.

●	We may be unable to successfully integrate our recent and future acquisitions, which could adversely affect our business, financial condition, results of operations and prospects.

●	There may be health and safety risks relating to wireless products.

●	If a successful product liability claim were made against us, our business could be seriously harmed.

●	Our tethered aerostat and drone business and operations are subject to the risks of hurricanes, tropical storms, and other natural disasters.

PART I

ITEM 1.	BUSINESS

Overview

We are a provider of technologically-advanced telecom solutions to network operators, mobile device carriers, governmental units and other enterprises worldwide. We have assembled a portfolio of communications and portable infrastructure technologies, capabilities and products that enable the upgrading of latent 3G networks to 4G and 4G-LTE networks and will facilitate the rapid roll out of the 5G and 6G networks of the future. We focus on novel capabilities, including signal modulations, antennae, software, hardware and firmware technologies that enable increasingly efficient data transmission across the electromagnetic spectrum. Our product solutions are complemented by a broad array of services, including technical support, systems design and integration, and sophisticated research and development programs. While we compete globally on the basis of our innovative technology, the breadth of our product offerings, our high-quality cost-effective customer solutions, and the scale of our global customer base and distribution, our primary focus is on the North American telecom infrastructure and service market. We believe we are in a unique position to increase our near-term domestic sales as we are among the few U.S. based providers of telecommunications equipment and services.

We provide the following categories of product offerings and solutions to our customers:

●	Telecom and Network Products and Solutions. We design, develop, market and sell technologically-advanced products for telecom network operators, mobile device carriers and other enterprises, including the following:

●	Wireless Transport Solutions. We offer a line of high-capacity packet microwave solutions that drive next-generation intellectual property (“IP”) networks. Our carrier-grade point-to-point packet microwave systems transmit broadband voice, video and data. Our solutions enable service providers, government agencies, enterprises and other organizations to meet their increasing bandwidth requirements rapidly and affordably. The principal application of our product portfolio is wireless network transport, including a range of products ideally suited to support the emergence of underlying small cell networks. Additional solutions include leased-line replacement, last mile fiber extension and enterprise networks.

●	In-Band Full-Duplex Technologies. We have developed proprietary wireless transmission technologies that alleviate the performance limitations of the principal transmission technologies used by most networks today. Time Division Duplex (“TDD”) transmission technology used by many communications systems utilizes a single channel for transmission of data alternating between downlink or uplink, which limits capacity/throughput. Frequency Division Duplex (“FDD”) technologies in the marketplace today use two independent channels for downlink and uplink but require twice the spectrum. Neither TDD nor FDD can simultaneously transmit and receive on a single channel — a limitation that network advancements and 5G will require for optimal performance. In late 2021, we intend to commence offering products incorporating our proprietary In-Band Full-Duplex technologies that simultaneously transmit and receive data on a single channel, which resolves the limitation of current TDD and FDD transmissions by increasing network performance and doubling spectrum efficiency.

●	Edge Compute Capable Small Cell 4G LTE and 5G Access Radios. We offer both 4G/LTE and 5G New Radio (“NR”) based small cell radios that are designed to connect to other access radios or to connect directly to mobile devices such as mobile phones and other Internet-of-things devices. Recently, we developed we believe the world’s first fully-virtualized 5G core network on a microcomputer the size of a credit card, enabling, for the first time, the ability to have the 5G network collocated on the network edge with the small cell communicating with the devices themselves. The small cells support edge-based application hosting and enable third-party service integration.

●	Tethered Drones and Aerostats. We design, manufacture, sell and provide logistical services for specialized tethered aerial monitoring and communications platforms serving national defense and security customers for use in applications such as intelligence, surveillance, and reconnaissance (“ISR”) and tactical communications. We focus primarily on a suite of tethered aerostats known as the Winch Aerostat Small Platform, which are principally designed for military and security applications and provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high-strength armored tether. Our recently-acquired HoverMast line of quadrotor-tethered drones feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically-improved situational awareness and communications capabilities to users.

We are also developing processes that we believe will advance the state-of-the-art in silicon photonic (“SiP”) devices for use in advanced data interconnects, communication networks and computing systems. We believe our novel approach will allow us to overcome the limitations of current SiP optical modulators, dramatically increase computing bandwidth, and reduce drive power while offering lower operating costs.

Our engineering and management teams have extensive experience in optical systems and networking, digital signal processing, large-scale application-specific integrated circuit design and verification, SiP design and integration, system software development, hardware design, high-speed electronics design and network planning, installation, maintenance, and servicing. We believe this broad expertise in a wide range of advanced technologies, methodologies, and processes enhances our innovation, design and development capabilities, and has enabled us, and we believe will continue to enable us, to develop and introduce future-generation communications and computing technologies. In the course of our product development cycles, we engage with our customers as they design their current and next-generation network equipment in order to gauge current and future market needs.

Our Business

Through a series of acquisitions, we have expanded our service offerings and geographic reach over the past three years. On November 27, 2019, we completed the acquisition of ComSovereign Corp. (“ComSovereign”) in a stock-for-stock transaction with a total purchase price of approximately $80.0 million (the “ComSovereign Acquisition”). ComSovereign had been formed in January 2019 and, prior to its acquisition by our company, had completed five acquisitions of companies with unique products in development for, or then being marketed to, the telecommunications market. As a result of our acquisitions, our company is comprised of the following principal businesses, each of which was acquired to address a different opportunity or sector of the North American telecom infrastructure and service market. Our subsidiary holdings are held in two divisions, Telecommunications and Drones. Our Power division has been idled.

Our Telecommunications business is comprised of the following:

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

On May 23, 2022, Syntronic Production Services Canada Inc. acquired certain assets and employees from DragonWave X Canada, Inc. in returns for assuming employment liabilities and the assumption of a lease in Kanata, Ontario, Canada, through an Asset Purchase Agreement.

●	Virtual NetCom, LLC. Virtual NetCom, LLC (“VNC”) is an edge compute focused wireless telecommunications technology developer and equipment manufacturer of both 4G LTE Advanced and 5G NR capable radio equipment. VNC designs, develops, manufactures, markets, and supports a line of network products for wireless network operators, mobile virtual network operators, cable TV system operators, and government and business enterprises that enable new sources of revenue, and reduce capital and operating expenses. VNC also has developed rapidly deployable, tactical systems that can be combined with the tethered aerostats and drones offered by our Drone Aviation subsidiary and enabled and operated in nearly any location in the world. We acquired VNC in July 2020.

●	Fastback. Skyline Partners Technology LLC, which does business under the name Fastback Networks (“Fastback”), is a manufacturer of intelligent backhaul radio (“IBR”) systems that deliver high-performance wireless connectivity to virtually any location, including those challenged by Non-Line of Sight limitations. Fastback’s advanced IBR products allow operators to economically add capacity and density to their existing cellular networks and expand service coverage density with small cells. These solutions also allow operators to both provide temporary cellular and data service utilizing mobile/portable radio systems and provide wireless Ethernet connectivity. We acquired Fastback in January 2021.

●	Silver Bullet Technology, Inc. Silver Bullet Technology, Inc. (“Silver Bullet”) is a California-based engineering firm that designs and develops next generation network systems and components, including large-scale network protocol development, software-defined radio systems and wireless network designs. ComSovereign acquired Silver Bullet in March 2019 prior to the ComSovereign Acquisition.

●	Lextrum, Inc. Lextrum, Inc. (“Lextrum”) is a Tucson, Arizona-based developer of full-duplex wireless technologies and components, including multi-reconfigurable radio frequency (“RF”) antennae and software programs. This technology enables the doubling of a given spectrum band by allowing simultaneous transmission and receipt of radio signals on the same frequencies. ComSovereign acquired Lextrum in April 2019 prior to the ComSovereign Acquisition.

●	VEO Photonics, Inc. VEO Photonics, Inc. (“VEO”), based in San Diego, California, is a research and development company innovating SiP technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment. ComSovereign acquired VEO in January 2019 prior to the ComSovereign Acquisition.

●	RF Engineering & Energy Resource, LLC. RF Engineering & Energy Resource, LLC (“RF Engineering”) is a Michigan-based provider of high-quality microwave antennas and accessories. By providing one of the industry’s lowest cost of ownership, RF Engineering has continued to innovate and expand, and it recently announced the industry’s first Universal Licensed Microwave Antenna. Supporting frequencies from (6-42 GHz), customers can now reduce sparing costs and safely future-proof their networks by leveraging this new Universal plug and play architecture. We acquired RF Engineering in July 2021.

●

SAGUNA Networks Ltd.  SAGUNA Networks Ltd. (“SAGUNA”) based in Yokneam, Israel, is the software developer behind the award-winning SAGUNA Edge Cloud, which transforms communication networks into powerful cloud-computing infrastructures for applications and services, including augmented and virtual reality, Internet of Things (“IoT”), edge analytics, high-definition video, connected cars, autonomous drones and more. SAGUNA allows these next-generation applications to run closer to the user in a wireless network, dramatically cutting down on latency, which is a fundamental and critical requirement of 5G networks. SAGUNA’s Edge Cloud operates on general purpose computing hardware but can be optimized to support the latest artificial intelligence and machine learning features through dedicated accelerators. We acquired SAGUNA in October 2021. SAGUNA was idled in June, 2022.

Our Drone business is comprised of the following:

●	Drone Aviation. Lighter Than Air Systems Corp., which does business under the name Drone Aviation (“Drone Aviation”), is based in Jacksonville, Florida and develops and manufactures cost-effective, compact and enhanced tethered unmanned aerial vehicles, including Lighter-Than-Air aerostats and drones that support surveillance sensors and communications networks. We acquired Drone Aviation in June 2014.

●

Sky Sapience Ltd. Sky Sapience Ltd. (“SKS”) is an Israeli-based manufacturer of drones with a patented tethered hovering technology that provides long-duration, mobile and all-weather ISR capabilities to customers worldwide for both land and marine-based applications. Its innovative technologies include fiber optic tethers that enable secure, high-capacity communications, including support for commercial 4G and 5G wireless networks. SKS’s flagship HoverMast line of quadrotor-tethered drones feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically-improved situational awareness and communications capabilities to users. We acquired SKS in March 2021. SKS was idled in June 2022.

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

Today’s cellular networks are predominantly based on 4G technologies. These networks constantly undergo expansion of coverage and densification with additional sites to cater to higher demands for speeds and to make more services available per given area. According to certain publications and as of the fourth quarter 2019, 33 operators across 18 countries, representing 8% of the global mobile connections base (excluding cellular IoT), have launched commercial 5G mobile services, and 77 operators have announced plans to launch 5G services in the coming months. These investments in 5G radio network infrastructure, and consequently, associated wireless data hauling, are expected to gradually increase during the next several years. In order to allocate spectrum resources for 4G and 5G, some operators are shutting down their 2G and/or 3G network (a “network sunset”) in order to re-allocate radio access network frequency bands to 4.5 and 5G services. These market dynamics of network expansion and densification have resulted in higher demand for wireless hauling capacity at increased density, requiring more sophisticated services over the network at far higher volumes than were available in recent years. Such services include the many 5G use cases, which among others, include enhanced mobile broadband, mission critical services, IoT and Industrial IoT, gigabit broadband to homes, multi gigabits services to enterprises and more.

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

The Challenges of Connectedness

It is said in business that to remain static is to die. To understand the need for technological advancements and infrastructure growth in the cellular telecommunications industry, one must first understand the market factors driving these changes. In 2018, nearly 300 million people connected to mobile internet data for the first time. This increased the total number of internet connected users to more than 3.5 billion people worldwide. This type of connectivity now drives the global economy as more and more diverse commerce is conducted through wireless data access. However, since lower-income countries and regions have only approximately 40% of their population connected to the internet compared to 75% in high-income regions, these lower income areas are finding it increasingly difficult to raise their social and economic status. Getting these deficient regions (and the approximately 4 billion people inhabiting those regions who are unable to connect to the internet) connected is only one challenge. The other and equally difficult challenge is the density of urban areas in the higher income areas and the sophistication of the electronic communications and computing devices in those areas that require increasingly faster data. We plan to target both challenges by providing economical solutions and infrastructure building blocks to lower-income geographic areas around the world, which we expect we will initially sell through our resellers, distributors and other partners, while leading the world in innovative new technologies to make the realization of 5G and the next generations (“nG”) a reality.

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

Our customers are working to transition their networks to become faster, more responsive, and more efficient. We believe the following findings will continue to impact our company and the industry during 2021 and beyond.

(1)	Coverage Gaps Declining: Less than 10% of people globally (approximately 750 million) now have no access to a mobile broadband network as compared to approximately 24% only five years ago.

(2)	Usage Gaps an Issue: Approximately 3.3 billion people live in areas in which internet coverage exists but do utilize it. In other words, the usage gap is four times greater than the coverage gap.

(3)	Affordability: Mobile broadband usage is becoming more affordable across all regions, but its affordability is still short of the desired 2% or less of monthly per capita income. This cost of usage is keeping some users from participating online. There is also a perception in many low-income regions that internet usage will not contribute enough to their security, safety, and commerce to warrant the expense. In addition, device cost remains high and thus a barrier to entry.

(4)	Prevalence of Use: Social media and instant messaging account for the majority of mobile usage. Online calls, news links, video streaming services such as YouTube and Vimeo, and gaming are the other most prevalent activities.

(5)	Macro Level: The mobile industry contributed $4 trillion dollars to the global gross domestic product (GDP) last year (or almost 5% of the total GDP). A recent study conducted by Dr. Raul Katz and Fernando Collorda for the International Telecommunication Union, a specialized agency of the United Nations for information and communication technologies, concluded that a 10% increase in mobile broadband connectivity would lead to an increase in GDP of roughly 2% in both developed and underdeveloped regions.

(6)	Micro Level: Gallup and GSMA polls both found that mobile ownership and internet connectivity is associated with an improvement in people’s lives, as evidenced by increases in net positive emotions and average life evaluations (not the same as longevity).

Transition from Traditional to the IoT

The IoT is rapidly evolving from an industry trend to a tangible, mature, established technology. Many operators have begun early transitions, or perhaps more accurately — are beginning to build a framework, to operable 5G networks and have announced trials and pre-standard deployments of 5G technology. This technology is primarily higher frequency, millimeter wave radios and higher order (more efficient) modulation methods, such as 4096 QAM. The number of 5G-enabled devices is expected to continue to increase during 2022 and accelerate beyond that. The primary benefits of 5G are expected to include:

●	enhanced mobile broadband to support significant improvement in data rates and user experience in both the uplink and downlink;

●	massive M2M communications capabilities to support the expected billions of connections between machines as well as short bursts of information to other systems; and

●	low latency, high reliability to support applications that are critical or are needed in real time, like factory machines, virtual reality, and augmentation.

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

Our Growth Strategy

Under the leadership of our senior management team, we intend to address and exploit the large and growing market for internet connectivity and essential communications infrastructure as we continue to build our sales, marketing, and operations groups to support our planned growth while focusing on increasing operating margins through cost control measures. While organic growth will be our primary focus in driving our business forward, we expect acquisitions and select teaming and partnering arrangements with other companies will play a strategic role in strengthening our existing product and service lines and providing cross-selling opportunities. We are pursuing several growth strategies, including:

●	Continue to Innovate and Extend our Technology Leadership. Mobile broadband infrastructure innovations are required to dramatically improve the commercial viability of both the 4G LTE and 5G buildouts. It is well documented that more 4G infrastructure is required for 5G to be viable. However, with the huge increase in radio access network components required for an IoT/5G buildout, relative capital costs must come down to allow data to remain affordable. This requires doing more with less through “innovation.” We expect our continued investments in research and development will enable us to continue to provide innovative products to the marketplace. For example, in 2022 we expect to demonstrate initial products incorporating our patented In-Band Full-Duplex technology, which is expected to almost double the efficiency, and as a result, the data throughput, of wireless spectrum channels. We also continue to pursue VEO’s SiP research, discoveries and developments, which we believe will not only eliminate the current log-jam many internet providers and data centers experience by providing significantly greater data speed and throughput in the switch that converts data bits from voltage modulations in the copper used in radios to light modulations that are used in fiber, and vice versa, but will also form the technological basis for the future of chip-to-chip light computing.

●	Enhance Sales Growth. We intend to generate additional growth opportunities by:

●	Growing our customer base and geographic markets. We intend to drive new customer growth by expanding our direct sales force focused on the mobile infrastructure markets. The initial focus of our direct sales program will be North America, with foreign sales coming through licensed channel partners and advisory personnel. In addition, we expect to leverage our existing base of resellers and more than 700 legacy customers to help proliferate the knowledge globally of our technical superiorities and increase our customer base.

●	Increasing penetration within existing customers. We plan to continue to increase our product penetration within our existing customer base by expanding the breadth of our product and service offerings to provide for continued cross-selling opportunities. For example, while we believe DragonWave is well known for its microwave backhaul radio products, we have recently added additional millimeter wave frequency designs that can be offered to existing customers, as well as new customers. Further, the Fastback IBR radio products have seen a strong increase in customer demand over other lines and we plan to continue to feed that demand over the coming year.

●	Focus on Innovation to Solve Critical Problems. We plan to build on our legacy of innovation and on our portfolio of patents and patent applications by continuing to invest in research and development. We expect to focus on expanding the functionality of our backhaul and access equipment products, while investing in capabilities that address new market opportunities. We believe this strategy will enable new high-growth opportunities and allow us to continue to deliver differentiated high-value products and services to our customers. We also intend to utilize our deep industry expertise to offer unique perspectives to solve customers’ challenges. We intend to focus our investment on high-growth markets.

●	Become a Preferred Partner to our Customers. We plan to expand our position within the telecom industry by developing and enhancing value-creating partner relationships with our customers, suppliers and distributors, as well as our channel and technology partners. We intend to expand these relationships by innovating, collaborating and selling with our customers. We expect to meet our commitments and maintain our product quality while collaborating with our customers to ensure we are providing solutions to their key network challenges.

●	Pursue Strategic Relationships. We expect to continue to pursue strategic technology and distribution relationships, alliances and acquisitions that will help us align with the strategic priorities of our customers. We intend to continue to invest in technologies to ensure interoperability across the ecosystems that support our customers’ most critical business processes through our partner programs. We continue to work with current industry partners while exploring a range of new partnerships to expand the products and services we offer.

●	Grow Revenues and Market Share through Selective Acquisitions. Though not our strategy, we continue to explore the potential acquisition of private companies or technologies that can enhance our earnings and offer complementary products and services or expand our geographic and industry reach. We believe such acquisitions can help us to accelerate our revenue growth, leverage our existing strengths and capture and retain more work in-house as a prime contractor for our customers, thereby contributing to our profitability. We also believe that increased scale will enable us to bid and take on larger contracts.

●	Increase Operating Margins by Leveraging Operating Efficiencies. We believe that by centralizing administrative functions, consolidating insurance coverage, and eliminating redundancies across our newly acquired businesses, we will be positioned to offer more integrated end-to-end solutions and improve operating margins. We will also seek to reduce our manufacturing costs to increase our margins.

Our Products

All our products enhance or directly contribute to the overall telecommunication infrastructure and fall within the following three product groups:

Micro and Millimeter Microwave Technologies and Products

We design, manufacture, and sell best-in-class (as defined by power, signal efficiency and range), microwave packet radio equipment for telecommunications and data. Our Harmony-branded line of backhaul radios are data efficient and offer one of the most powerful, longest-range solutions for backhaul in the industry. The Fastback Intelligent Backhaul Radio (“IBR”) offers a unique and patented “point-to-any-point” microwave backhaul solution that solves critical issues across both private and public networks. Our line of radio models have the following characteristics:

●	Harmony MC: Our Harmony MC radios are high-capacity packet microwave radios that build upon the Harmony Enhanced family of radios by delivering a multi-carrier channel system and doubling the capacity available in a single microwave outdoor unit. Because the radio and modem are integrated into a single highly compact outdoor unit, Harmony EnhancedMC is a zero-footprint solution that eliminates rack congestion and minimizes colocation space. The ultra-high power increases the overall system gain and allows for deployment of smaller dishes, higher order modulations or increased link availability. Our Harmony MC radios also achieve the highest degree of spectral efficiency (with 4096 QAM capability, 112-megahertz (MHz) channel support, and leading system gain) in the marketplace, delivering more capacity per channel with a longer reach than any other all-outdoor microwave system.

●	Fastback IBR: The Fastback IBR fuses advanced radio frequency and software-defined radio technologies; sophisticated switching and LTE silicon, proprietary architecture, signal processing and antenna array design — all in a single device. The result is an intelligent, versatile, and easily installed radio device that delivers multiple “firsts” in backhaul operation. The IBR is packed with advances, including highest speed with lowest latency, breakthroughs in transmission to ease set-up and mitigate interference, on-board power to simplify install, and a compact design that guarantees deployment in any location or environment. These innovations address customers’ real-world challenges of network densification, both technically and economically. From macrocell upgrades in line of site (“LOS”) and non-line of site (“nLOS”) conditions, to new connectivity across fully-obstructed NLOS environments, the IBR has proven its ability to delivery carrier grade reliability.

Engineering efforts are underway now with two additional enhancements — full-duplex and transpositional modulation waveforms that will be programmed to significantly enhance the spectral efficiency of our microwave radios, and, we believe, will far exceed our competitor’s offerings. These enhancements have the following characteristics:

●	In-Band Full-Duplex Technology: During 2022, we expect to demonstrate our first microwave products incorporating our proprietary in-band full-duplex technology that was innovated by our Lextrum subsidiary. This technology, which is useful in almost any wireless communication system, functions by essentially doubling the data throughput on existing antennae by sending and receiving simultaneously on the same frequency. This capability is critical in backhaul networks (tower-to-tower applications) and is a fundamental component of 5G wireless technology if it is to operate most efficiently. Following commercial rollout of this technology in our own products, Lextrum expects to begin licensing its technology for use to other radio designers and manufacturers, which we believe will generate license and royalty fee revenues commencing in late 2022.

●	Transpositional Modulation Technology: In the late 2022, we also expect to demonstrate our first microwave products incorporating the transpositional modulation (TM) technology. This technology dramatically increases the capacity of an existing network through unique patented engineering and algorithm solutions while not requiring a new standard for integration. Its performance has been shown to increase waveform speed and capacity, and it can be used simultaneously and transparently with existing telecom waveforms with no appreciable interference with any co-existing modulation type. TM technology is the only known form of modulation that allows a single carrier to transmit two or more independent signals simultaneously in the same wave without destroying the integrity of the individual bit streams, thereby enabling transmission of significantly more data than existing modulations.

Tethered Drones and Aerostats

Through our Drone Aviation and SKS subsidiaries, we design, develop, market, sell and provide logistical services for specialized tethered aerial monitoring and communications platforms serving national defense, security, and commercial customers for use in applications including ISR and communications. Through Drone Aviation, we focus primarily on the development of a tethered aerostat known as the WASP, which is principally designed for military and security applications where it provides secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether. Through SKS, we offer our HoverMast line of quadrotor-tethered drones that feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically improved situational awareness and communications capabilities to users. HoverMast is utilized by the Israeli government for border patrol and coastal applications and is also deployed in several international markets.

Our core aerostat products are designed to provide real-time, semi-persistent situational awareness to various military and national security customers such as the U.S. Department of Defense and units of the U.S. Department of Homeland Security, such as the U.S. Customs and Border Protection, to improve security at the nation’s ports and borders. The WASP tethered aerostat system provides customers with tactical, highly-mobile and cost-effective aerial monitoring and communications capabilities in remote or austere locations where existing infrastructure is lacking or not accessible. Current WASP products include the WASP tactical aerostat and WASP Lite, a rapidly-deployable, compact aerostat system. WASP aerostats are either self-contained on a trailer that can be towed by a military all-terrain vehicle (MATV) or a mine-resistant ambush-protected vehicle (MRAP) or other standard vehicle, operated from the bed of a pickup truck or UTV or mounted to a building rooftop. They are designed to provide semi-persistent, mobile, real-time day/night high-definition video for ISR, detection of improvised explosive devices, border security and other governmental and civilian uses. The HoverMast 100 model system sold by SKS has been mounted in permanent locations, as well as on mobile platforms such as certain long-bed pickup trucks and marine vessels. With its imbedded fiber optic tether system, the HoverMast offers a myriad of optical sensors, signal collection devices and communication radios and has had a sophisticated mounted airborne radar. We believe our Drone Aviation and SKS products also can also be utilized for disaster response missions by supporting two-way and cellular communications and acting as a repeater or provider of wireless networking.

Both the WASP and WASP Lite aerostat systems employ a tethered envelope filled with helium gas for lift to carry either a stabilized ISR or communications payload, a portable ground control station and a datalink between the ground station and the envelope. Hovering between 500 and 1,500 feet above the ground, the systems provide surveillance and communications capabilities with relatively low acquisition and operating costs. The systems require an operational crew of a minimum of two people, have relatively simple maintenance procedures, and feature quick retrieval and helium top-off for re-inflation. The HoverMast system can deploy and recover the tethered drone unit at heights ranging from 15 feet to 330 feet in minutes. SKS was idled in June, 2022.

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

Our professional services are provided primarily by our Silver Bullet subsidiary, which engineers, designs and develops a broad range of next-generation network systems and system components, including:

●	hardware and software design and development, including ISR, embedded designs, high-speed digital and radio frequency (RF), printed circuit board design, field-programmable gate array (FPGA) and application-specific integrated circuit (ASIC) designs;

●	large-scale network protocol development and software-defined radio systems; and

●	wireless communications designs in tactical communication systems, automotive telematics, cellular communication systems, municipal/public networks, security systems, seismic detection, and consumer electronics.

We believe a broad range of services is essential to the successful customer deployment and ongoing support of our products, and we employ remote technical support engineers, spare parts planning and logistics staff and professional services consultants with proven network experience to provide our services.

Customers

We manufacture and sell our portfolio of telecommunications-related products on a global basis to over 700 legacy customers. Our customers include a large percentage of mobile cellular carriers, large international corporations, governments, and private network users. We believe our diversified customer base provides us an opportunity to leverage our skills, experience and varied product lines across markets and reduces our exposure to a single end market. Additionally, we believe the diversity of our customer base is an important strength of our company.

We believe there has been a trend on the part of customers to consolidate their lists of qualified suppliers to companies that can meet certain technical, quality, delivery and other standards while maintaining competitive prices. We believe we have positioned our offerings and resources to compete effectively in this environment. As an industry participant in the telecommunications microwave backhaul segment, we have established close working relationships with many of our customers on a global basis. These relationships allow us to better anticipate and respond to the needs of these customer when designing new products and technical solutions. By working with customers in developing new products and technologies, we can identify and act on trends and leverage knowledge about next-generation technology across our portfolio of products. In addition, we have concentrated our efforts on service, procurement and manufacturing improvements designed to increase product quality and performance and lower product lead-time and cost.

Manufacturing, Suppliers and Vendors

The manufacturing of our microwave radios and other network communications products is outsourced to principally two third-party contract manufacturers, Benchmark Electronics, Inc. (“Benchmark”) and SMC, LLC (“SMC”), which are well-established contract manufacturers with expertise in the telecom equipment industry. This approach allows us to reduce our costs as we reduce our manufacturing overhead and inventory and allows us to adjust quickly to changing customer demand. SMC provides Printed Circuit Board (“PCB”) component mounting services for our Fastback IBR radio assembly. Benchmark assembles our DragonWave radio products using design specifications, quality assurance programs and standards that we establish, and it procures components and assembles our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions as adjusted for overall market conditions.

The manufacturing agreement we entered with Benchmark does not provide for any minimum purchase commitments and had an initial term of two years, which now automatically renews for one-year terms, unless either party gives written notice to the other party not less than 90 days prior to the last day of the applicable term. Additionally, this agreement may be terminated by either party (i) with advance written notice provided to the other party, subject to certain notice period limitations, or (ii) with written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement. Our SMC agreement provides us with a great deal of flexibility and provisions therein allow us to limit or increase output.

We believe that these contract manufacturing relationships allow us to operate our business efficiently by focusing our internal efforts on the development of our technologies and products providing us with substantial scale-up capacity. We regularly test quality on-site at Benchmark’s facility and SMC’s facility, and we obtain full quality inspection reports. We also maintain non-disclosure agreements with Benchmark and SMC.

We and our contract manufacturing partners purchase a wide variety of raw materials for the manufacture of our network communications products, including (i) precious metals such as gold, silver and palladium, (ii) aluminum, steel, copper, titanium and metal alloy products and (iii) plastic materials. We also purchase a wide variety of mechanical and electronic components for the manufacturing of such products. Such raw materials and components are generally available throughout the world and are purchased domestically, when possible, from a variety of suppliers. We are generally not dependent upon any one source for raw materials or components. We do not anticipate substantial difficulties in obtaining raw materials or components necessary to produce our network communications products.

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

Competition

The telecommunications and mobile broadband markets are highly competitive and rapidly evolving. We compete with domestic and international companies, many of which have substantially greater financial and other resources than we do. We encounter substantial competition in most of our markets, although we believe we have few competitors that compete with us in performance capabilities across all our product lines and markets. Our principal competitors in one or more of our product lines or markets include Ericsson, Nokia, Cambium, Ceragon, Aviat and Huawei. We also compete with internally-developed network solutions of certain network equipment manufacturers, including Facebook, Google, AT&T, Verizon and T-Mobile. Finally, we face competition from working groups and associations that are the result of joint developments among certain of the competitors listed above. Consolidation in the telecommunications and mobile broadband industry has increased in recent years, and future consolidation could further intensify the competitive pressures that we face.

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

We may also face competition from companies that may expand into our industry and introduce additional competitive products. The same standardization that allows for the integration of our products into wireless infrastructure systems carries the side effect of lowing the competitive threshold for new market entrants. Existing and potential customers and strategic partners are also potential competitors. These customers may internally develop or acquire additional competitive products or technologies, selectively or through consolidation of the companies in our industry, which may cause them to reduce or cease their purchases from us.

Research and Development

We generally implement our product development strategy through product design teams and collaborative initiatives with customers, which can also result in our company obtaining approved vendor status for our customers’ new products and programs. We focus our research and development efforts primarily on those product areas that we believe have the potential for broad market applications and significant sales within a one–to–three–year period. We seek to have our products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which we believe will provide additional sources of future revenue. By developing application-specific products, we can decrease our exposure to standard products, which are more likely to experience greater pricing pressure.

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

We maintain a program designed to identify technology that is appropriate for patent and trade secret protection, and we file patent applications in the United States and, when appropriate, certain other countries for inventions that we consider significant. As of June 30, 2022, we had approximately 130 patents granted in the United States and foreign jurisdictions that expire between 2022 and 2040. As of such date, we also had approximately 25 patent applications pending in the United States and foreign jurisdictions. We also continue to acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to use third parties’ patents. Although our business is not materially dependent upon any one patent, our patent rights and the products made and sold under our patents, taken as a whole, are a significant element of our business.

In addition to patents, we also possess other intellectual property, including trademarks, know-how, trade secrets, design rights and copyrights. We control access to and use of our software, technology, and other proprietary information through internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by U.S. and international copyright, patent, and trade secret laws. Despite our efforts to protect our software, technology and other proprietary information, unauthorized parties may still copy or otherwise obtain and use our software, technology, and other proprietary information. In addition, we have expanded our international operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.

Regulation

As our customers operate around the world and, to a limited degree, we rely upon non-U.S. manufacturers to make our products, our business and ability to successfully compete for business in our industry may become dependent upon global supply, manufacturing and customer relationships that are affected by the trade and tariff policies of each country in which we operate. Increased tariffs on parts and components imposed by the countries in which our product components may be sourced can increase our production costs, and increased tariffs imposed by the countries in which our products are sold can increase the cost of our products to our customers.

Certain of our products and services are subject to export controls, including the Export Administration Regulations of the U.S. Department of Commerce and economic and trade sanctions regulations administered by the Office of Foreign Assets Controls of the U.S. Treasury Department, and similar laws and regulations that apply in other jurisdictions in which we distribute or sell our products and services. Export control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and services and on the transfer of parts, components and related technical information and know-how to certain countries, regions, governments, persons, and entities. U.S. regulators may also impose new restrictions on previously non-controlled emerging or foundational items and technologies for which exports to countries such as China are deemed to present undesirable national security risks. Even without such legislative or regulatory action, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur or is intended to occur in connection with the item. Different countries may implement their own export control regulatory systems, which can affect the flow of parts, components, finished products and related technologies throughout the supply chain to and from suppliers, manufacturers, distributors, and customers.

In addition, various countries regulate imports of certain products through permitting, licensing and transaction review procedures, and may enact laws that could limit our ability to produce or distribute our products or the ability of our customers to produce or distribute products into which our products are incorporated. The exportation, re-exportation, transfers within foreign countries and importation of our products and the parts, components, and technologies necessary to manufacture our products, including by our partners, must comply with these laws and regulations. Among these regulations are rules in the United States and other countries that prohibit companies such as Huawei from supplying products and services for national telecommunications networks. The U.S. government is developing regulatory mechanisms through which it may block imports into the United States of certain information and communications products and services designed, developed, manufactured or supplied by entities owned by, controlled by or subject to the jurisdiction or direction of a foreign adversary where the transaction presents an undue risk to U.S. information and communications technology or services, critical infrastructure or the digital economy of the United States, or other unacceptable risks to the national security of the United States or the security and safety of United States persons. U.S. government procurement supply chain risk management regulations prohibit U.S. government agencies from directly or indirectly contracting to obtain certain telecommunications and video surveillance equipment, systems or services produced or performed by certain designated Chinese companies, and this prohibition is expected to be extended to prohibit U.S. government agencies from contracting with entities that use such equipment, systems or services, and to prohibit the use of U.S. government grant or loan proceeds to acquire such equipment, systems or services.

We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery and anti-kickback laws and regulations in other places where we do business. These laws and regulations generally prohibit companies and their intermediaries from offering or making improper payments to governmental, political, and certain international organization officials for the purpose of obtaining, retaining or directing business. Our exposure for violating these laws and regulations increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

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

Employees

As of December 31, 2021, we employed 144 full-time employees, consisting of 6 employees in research and development, 55 employees in operations, which includes manufacturing, supply chain, quality control and assurance, and 83 employees in executive, sales, general and administrative positions. At such date, we had six part-time employees, consisting of one employee in research and development, four employees in operations, and one employee in executive, sales, general and administrative. As of June 30, 2022, we were down to only 44 employees. As a result in this reduction of workforce, the Company may face claims from terminated employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. In general, we consider our employee relations to be good. All employees are subject to contractual agreements that specify requirements on confidentiality and restrictions on working for competitors, as well as other standard matters.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. These risks should be considered carefully with the uncertainties, described below, and all other information included in this report, before deciding whether to purchase our securities. Additional risks and uncertainties not currently known to management or that management currently deems immaterial and therefore not referenced herein, may also become material and may harm our business, financial condition or results of operations. The occurrence of any of the following risks could harm our business, financial condition and results of operations. The trading price of our securities could decline due to any of these risks and uncertainties and you may lose part or all of your investment.

Risks Related to Our Business and Industry

We lack an established operating history on which to evaluate our consolidated business and determine if we will be able to execute our business plan, and we can give no assurance that our operations will result in profits.

While we have conducted our Drone Aviation business operations since 2014, we consummated the acquisition of our ComSovereign subsidiary and its various lines of business, which are diverse and involve a number of different proposed and existing product offerings, in November 2019, and a number of other operating subsidiaries since that time. As a result, we have a limited operating history as a consolidated company upon which you may evaluate our business and prospects. Our business operations are subject to numerous risks, uncertainties, expenses, and difficulties associated with early-stage enterprises. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. Such risks include:

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

We incurred net losses in our 2021 and 2020 fiscal years with negative cash flows, and we cannot assure you as to when, or if, we will become profitable and generate positive cash flows.

We experienced net losses from operations in our fiscal years ended December 31, 2021 and 2020, and we may continue to incur net losses from operations in the future. losses have historically required us to seek additional funding through the issuance of debt or equity securities. Our long-term success is dependent upon, among other things, achieving positive cash flows from operations and, if necessary, augmenting such cash flows using external resources to satisfy our cash needs. There can be no assurance that we will be able to obtain additional funding, if needed, on commercially reasonable terms, or of all.

We expect to continue to incur losses from operations and negative cash flows, which raise substantial doubt about our ability to continue as a going concern.

We anticipate incurring additional losses until such time, if ever, as we can generate significant sales of our microwave radios and related products. We will require substantial additional financing to fund our operations and to develop and commercialize the technologies of our other operating subsidiaries. These factors raise substantial doubt about our ability to continue as a going concern.

We will seek to obtain additional capital through the sale of non-core assets, debt or equity financings or other arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common stock. Issued debt securities may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in our ability to raise capital, we believe that there is substantial doubt in our ability to continue as a going concern.

We may not generate sufficient cash flows to cover our operating expenses.

As noted above, we have incurred recurring losses since inception. Until we can generate significant sales of our product lines, we expect to continue to incur losses primarily as a result of costs and expenses related to research and continued development of the technologies of our operating subsidiaries and our corporate general and administrative expenses. Our operations to date have been funded primarily through sales of our debt and equity securities. As of December 31, 2021, we had negative working capital of approximately $3.5 million and limited available cash. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

We have significant debt and if we are unable to repay our debt when it becomes due, our business, financial condition and results of operations could be materially harmed.

As of December 31, 2021, we had total debt obligations of approximately $29.4 million, excluding accrued interest and forgivable debt under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Our outstanding indebtedness could have significant effects on our business, such as:

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

We may not be able to generate sufficient cash flows from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness, or selling additional debt or equity securities. We may not be able to refinance our debt, sell additional debt or equity securities or sell our assets on favorable terms, if at all, and if we must sell our assets, we may negatively affect our ability to generate revenue.

We have Defaulted on Certain Lease Obligations and if we are unable to meet our obligations when it becomes due, our business, financial condition and results of operations could be materially harmed.

On February 1, 2022, the Company entered into a 10-year lease for 140,405 square feet of commercial space in Tucson, Arizona, and defaulted on this lease on or about March 1, 2022. In addition, two of our subsidiaries are in default of their office leases.

Our outstanding indebtedness and default on leases could have significant effects on our business, such as:

●	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;

●	requiring us to dedicate a portion of our cash flows from operations to make lease payments, which would reduce availability of our cash flows to fund working capital, capital expenditures, potential acquisitions, execution of our growth strategy and other general corporate purposes;

●	making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;

●	placing us at a competitive disadvantage compared with our competitors that have not defaulted on lease obligations; and

●	costs associated with potential lawsuits over leases.

We may not be able to generate sufficient cash flows from our operations to repay our lease obligations when they becomes due and to meet our other cash needs. If we are not able to pay our lease obligations as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness, or selling additional debt or equity securities. We may not be able to sell additional debt or equity securities or sell our assets on favorable terms, if at all, and if we must sell our assets, we may negatively affect our ability to generate revenue.

If we are unable to obtain additional funding when needed, our business operations will be harmed, and if we do obtain additional financing, our then-existing stockholders may suffer substantial dilution.

As we take steps in the commercialization and marketing of our technologies or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our research and development activities. We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all, if needed. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to conduct business operations. If we are unable to obtain additional financing to finance a revised growth plan, we will likely be required to curtail such plans or cease our business operations. Any additional equity financing may involve substantial dilution to our then existing stockholders.

Raising capital in the future could cause dilution to our existing stockholders and may restrict our operations or require us to relinquish rights.

In the future, we may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or strategic alliance arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or product candidates on terms that are not favorable to us.

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

The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete. We believe that our future success will depend in large part on our ability to develop new and effective products in a timely manner and on a cost-effective basis. As a result of the complexities inherent in our products, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new products our current or future customers may defer or cancel purchases of our products, which could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost-effective basis, new products or new product enhancement that respond to technological change, evolving industry standards or customer requirements would have a material adverse effect on our business, operating results and financial condition.

Product development is a long, expensive, and uncertain process, and our failure to develop marketable products in our various markets could adversely affect our business, prospects and financial condition.

The development of our technologies and products, particularly for our proposed full-duplex wireless microwave products and our SiP technologies product lines, is a costly, complex and time consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment. We continue to make significant investments in research and development relating to our technologies and products. Investments in new technology and processes are inherently speculative. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, substantially increase the costs of development and negatively affect our results of operations.

We compete with companies that have significantly more resources for their research and development efforts than we have or have received government contracts for the development of new products.

A number of our competitors have received considerable funding from government or government related sources to develop various technologies or products. Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do. In addition, with respect to products we are developing for certain markets, we anticipate increasing competition as a result of industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us. These organizations also compete with us to:

●	attract parties for acquisitions, joint ventures or other collaborations;

●	license proprietary technology that is competitive with the technology we are developing;

●	attract funding; and

●	attract and hire talented and other qualified personal.

Our competitors may succeed in developing and commercializing products earlier than we do. Our competitors may also develop products or technologies that are superior to those we are developing and render our technology candidates or technologies obsolete or noncompetitive. If we cannot successfully compete with new or existing products and technologies, our marketing and sales will suffer, and our financial condition would be adversely affected.

Successful technical development of our products does not guarantee successful commercialization.

Even if we successfully complete the technical development for one or all of our product development programs, we may still fail to develop a commercially successful product for a number of reasons, including, among others, the following:

●	lack of working capital for the purchase of parts or the costs of manufacturing;

●	failure to obtain the required regulatory approvals for their use;

●	prohibitive production costs;

●	competing products;

●	lack of innovation of the product;

●	continuing technological changes in the market rendering the product obsolete;

●	failure to scale-up our operations sufficiently to satisfy demand for our products;

●	ineffective distribution and marketing;

●	lack of sufficient cooperation from our partners; and

●	demonstrations of the products not aligning with or meeting customer needs.

Although we have sold our DragonWave, Fastback and VNC radios and our WASP aerostat systems and various other aerostat ISR systems and components, our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities. Upon demonstration, our products may not have the capabilities they were designed to have or that we believed they would have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than ours. Moreover, competing products may prevent us from gaining wide market acceptance of our products. We may not achieve significant revenue from new product investments for a number of years, if at all.

Product quality problems, defects, errors, or vulnerabilities in our products could harm our reputation and adversely affect our business, financial condition, results of operations and prospects.

We may experience quality control problems in our manufacturing or the manufacturing operations of our contract manufacturers. We produce highly complex products that incorporate advanced technologies and that we believe to be state-of-the-art for our industry. Despite our testing prior to their release, our products may contain undetected defects or errors, including design, contract manufacturing or supplier quality issues, especially when first introduced or when new versions are released. Product defects or errors in the future could affect the performance of our products and could delay the development or release of new products or new versions of products. In addition, undetected quality problems may prompt unexpected product returns and adversely affect warranty costs. Allegations of unsatisfactory performance could cause us to lose revenue or market share, damage our reputation in the market and with customers, and increase our warranty costs and related returns, which could negatively impact our gross margins, cause us to incur substantial costs in redesigning the products, cause us to lose significant customers, subject us to liability for damages or divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects.

If we lose our rights to use software, we currently license from third parties, we could be forced to seek alternative technology, which could increase our operating expenses and could adversely affect our ability to compete.

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

In certain cases, in order to sell our products in any given jurisdiction, we must obtain regulatory approval for our products. Each jurisdiction in which we market our products has its own rules relating to such approval. Products that support emerging wireless telecommunications services can be marketed in a jurisdiction only if permitted by suitable radio spectrum allocations and regulations, and the process of establishing new regulations is complex and lengthy.

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

We have limited experience manufacturing certain of our products, particularly our tethered aerostat and drone products and our DragonWave, Fastback, and VNC microwave radio products, in high volumes and do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in large quantities while maintaining our quality, speed, price, engineering and design standards. Our inability to develop such manufacturing processes and capabilities could have a material adverse effect on our business, financial condition, and results of operations. We expect our suppliers to experience an increase in demand for their products, and we may not have reliable access to supplies that we require and may not be able to purchase such materials or components at cost effective prices. There is no assurance that we will obtain any material labor and machinery cost reductions associated with higher production levels, and failure to achieve these cost reductions could adversely impact our business and financial results.

We rely primarily upon one outsourced manufacturer each for manufacturing our Fastback and DragonWave radios and related components and we are exposed to the risk that these two manufacturers will not be able to satisfy our manufacturing needs on a timely basis.

We do not have internal manufacturing capabilities to mass produce our Fastback and DragonWave radios and related components and we rely upon a single outsourced manufacturer, SMC for Fastback and Benchmark for DragonWave, to manufacture such products. See “Description of the Business — Manufacturing, Suppliers and Vendors.” Our ability to ship products to our customers could be delayed or interrupted as a result of a variety of factors relating to our outsourced manufacturer, including:

●	our outsourced manufacturer not being obligated to manufacture our products on a long-term basis in any specific quantity or at any specific price;

●	early termination of, or failure to renew, contractual arrangements;

●	our failure to effectively manage our outsourced manufacturer relationship;

●	our outsourced manufacturer experiencing delays, disruptions, or quality control problems in its manufacturing operations;

●	lead-times for required materials and components varying significantly and being dependent on factors such as the specific supplier, contract terms and the demand for each component at a given time;

●	underestimating our requirements, resulting in our outsourced manufacturer having inadequate materials and components required to produce our products, or overestimating our requirements, resulting in charges assessed by the outsourced manufacturers or liabilities for excess inventory, each of which could negatively affect our gross margins;

●	the possible absence of adequate capacity and reduced control over component availability, quality assurances, delivery schedules, manufacturing yields and costs; and

●	our outsourced manufacturer experiencing financial instability which could affect its ability to manufacture or deliver our products.

Although we believe that our outsourced manufacturers have sufficient economic incentive to perform our manufacturing, the resources devoted to these activities by it are not within our control, and there can be no assurance that manufacturing problems will not occur in the future. Insufficient supply or an interruption or stoppage of supply from our outsourced manufacturer or our inability to obtain additional manufacturers when and if needed, could have a material adverse effect on our business, results of operations and financial condition.

If any of our outsourced manufacturers are unable or unwilling to continue manufacturing our products in required volumes and quality levels, we will have to identify, qualify, select and implement acceptable alternative manufacturers, which would likely be time consuming and costly. In addition, an alternate source may not be available to us or may not be able to satisfy our production requirements at commercially reasonable prices and quality. Therefore, any significant interruption in manufacturing would result in us being unable to deliver the affected products to meet our customer orders, which could have a material adverse effect on our business, results of operations and financial condition.

Our potential customers for our radios and our aerostat and drone products are likely to include U.S. Government or Government-related entities that are subject to appropriations by Congress. Reduced funding for defense procurement and research and development programs would likely adversely impact our ability to generate revenues.

We anticipate that the majority of our revenue to be derived from our aerostat products and a substantial percentage of our revenue to be derived from our radio product sales, at least in the foreseeable future, will come from U.S. Government and Government-related entities, including the U.S. Department of Defense and other departments and agencies. Government programs in which we may seek to participate, and contracts for tethered aerostats and drones or microwave radios, must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control. A government closure based on a failure of Congress to agree on federal appropriations or the uncertainty surrounding a continuing resolution may result in termination or delay of federal funding opportunities we are pursuing. Reductions, extensions, or terminations in a program in which we are seeking to participate, or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits. We cannot predict whether potential changes in security, defense, communications, and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues. In addition, our ability to participate in U.S. Government programs may be affected by the adoption of new laws or regulations relating to government contracting or changes in existing laws or regulations, changes in political or public support for security and defense programs, and uncertainties associated with the current global threat environment and other geo-political matters.

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

During the years ended December 31, 2021 and 2020, approximately 29% and 18%, respectively, of our revenues were derived from sales outside of the United States. While our near-term focus is on the North American telecom and infrastructure and service market, a key element of our growth strategy is to expand our worldwide customer base and our international operations, initially through agreements with third-party resellers, distributors and other partners that can market and sell our products in foreign jurisdictions. Supporting our distributors operating in international markets may require significant resources and management attention and may subject us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other international markets. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

●	the need and expense to localize and adapt our products for specific countries, including translation into foreign languages, and ensuring that our products enable our customers to comply with local telecommunications industry laws and regulations, some of which are frequently changing;

●	data privacy laws which require that customer data be stored and processed in a designated territory;

●	difficulties in staffing and managing foreign operations, including employee laws and regulations;

●	different pricing environments, longer sales cycles and longer accounts receivable payment cycles, and collections issues;

●	new and different sources of competition;

●	weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

●	laws and business practices favoring local competitors;

●	compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, tax, privacy and data protection, and anti-bribery laws and regulations;

●	increased financial accounting and reporting burdens and complexities;

●	restrictions on the transfer of funds;

●	our ability to repatriate funds from abroad without adverse tax consequences;

●	adverse tax consequences, including the potential for required withholding taxes;

●	fluctuations in the exchange rates of foreign currency in which our foreign revenues or expenses may be denominated;

●	changes in trade relations and trade policy, including the status of trade relations between the United States and China or Russia, and the implementation of or changes to trade sanctions, tariffs, and embargoes;

●	public health crises, such as epidemics and pandemics, including COVID-19; and

●	unstable regional and economic political conditions in the markets in which we operate.

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

Challenging global economic conditions, ongoing geopolitical and trade uncertainty and ongoing local and regional conflicts may adversely impact the demand, cost and pricing for our products and services, as well as limit our ability to grow.

The challenging global economic conditions due to the pandemic, downturn in the global economy, political unrest and uncertainty, labor and supply shortages, increasing inflation and rising interest rates, and numerous ongoing local and regional conflicts, of which the ongoing military conflict between the Ukraine and Russia are of particular significance, may have adverse, wide-ranging effects on demand for our products and for the products of our customers. In addition, the geopolitical risks and trade frictions, including trade restrictions, enhanced sanctions measures and increased safeguards for national security purposes, can impact global market conditions and continue to be challenging for global supply chains in general and information and communication technologies supply chains in particular. This could cause operators and other customers to postpone investments or initiate other cost-cutting measures to maintain or improve their financial position. This could also result in significantly reduced expenditures for our products and services, in which case our operating results (EBIT) would suffer. If demand for our products and services were to fall, we may experience material adverse effects on our revenues, cash flow and value of our assets and we could incur increased operating losses. Furthermore, if demand is significantly weaker or more volatile than expected, our borrowing opportunities and costs as well as the trading price of our common stock could be adversely impacted. Should global economic conditions fail to improve or should they worsen or should political unrest and uncertainty, labor and supply shortages, increasing inflation and rising interest rates, or geopolitical problems or trade frictions fail to improve or should they worsen, other business risks we face could intensify and could also negatively impact our business prospects of operators and other customers.

All of the above may have a material and potentially lasting adverse impact on our product development, supply chains, sales and operating results. Such adverse impacts may include for example:

●	Reduced demand for products and services, resulting in increased price competition or deferrals of purchases, with lower revenues not fully compensated through reduced costs;

●	Reduced or loss of sales in foreign markets;

●	Excess and obsolete inventories and excess manufacturing capacity;

●	Increased trade restrictions, including economic sanctions and export controls, tariffs and increased costs that may not be recoverable;

●	Financial difficulties or failures among ours suppliers;

●	Increased demand for customer finance, difficulties in collection of accounts receivable and increased risk of counter party failures;

●	Impairment losses related to our intangible assets as a result of lower forecasted sales of certain products;

●	Increased difficulties in forecasting sales and financial results as well as increased volatility in our reported results;

●	Impairment losses related to our intangible assets as a result of lower forecasted sales of certain products;

●	Increased difficulties in forecasting sales and financial results as well as increased volatility in our reported results; and

●	End user demand could also be adversely affected by reduced consumer spending on technology, changed operator pricing, security breaches and trust issues.

We intend to pursue strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.

We intend to continue to pursue potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement, or otherwise relate to our current or future business. We also intend to consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. However, we may be unable to find suitable acquisition candidates or other suitable partners or products or may be unable to complete acquisitions or strategic transactions on favorable terms, if at all. For example, while the historical financial and operating performance or an acquisition or joint venture partner are among the criteria, we evaluate in determining which acquisition or joint venture targets to pursue, there can be no assurance that any business or assets we acquire or contract with will continue to perform in accordance with past practices or will achieve financial or operating results that are consistent with or exceed past results. Any such failure could adversely affect our business, financial condition, or results of operations.

In addition, any completed acquisition or other transaction may not result in the intended benefits for other reasons and any completed acquisition or other transaction will create or involve a number of other risks such as, among others:

●	the need to integrate and manage the businesses and products acquired with our own business and products;

●	additional demands on our resources, systems, procedures and controls;

●	disruption of our ongoing business;

●	diversion of management’s attention from other business concerns;

●	substantial investment of funds or financings by issuance of debt or equity securities that could result in dilution to our stockholders, impact our ability to service our debt within scheduled repayment terms or include covenants or other restrictions that would impede our ability to manage our operations;

●	substantial investment with respect to technology transfers and operational integration; and

●	the acquisition or disposition of product lines or businesses.

Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing stockholders or result in the issuance of or assumption of debt.

Such acquisitions, investments, joint ventures, or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenue, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions or may have to do so based on a less than optimal capital structure. Our inability to (i) take advantage of growth opportunities for our business or for our products or (ii) address risks associated with acquisitions or investments in businesses may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment or charges to earnings associated with any acquisition or investment activity may materially reduce our earnings. These future acquisitions or joint ventures may not result in their anticipated benefits, and we may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations or combine personnel and cultures. Failure to do so could deprive us of the intended benefits of those acquisitions.

We may be unable to successfully integrate our recent and future acquisitions, which could adversely affect our business, financial condition, results of operations and prospects.

In November 2019, we acquired the business and operations of ComSovereign, which itself had acquired five companies in 2019, including DragonWave, InduraPower Lextrum, Silver Bullet, and VEO. In 2020, we acquired the business and operations of Sovereign Plastics and VNC. In 2021, we acquired the business and operations of Fastback, Innovation Digital, SAGUNA, SKS, RF Engineering and RVision. The operation and management of all of the recent acquisitions, or any of our future acquisitions, may adversely affect our existing results of operations or we may not be able to effectively manage any growth resulting from these transactions. Before we acquired them, these companies operated independently of one another. Until we establish centralized financial, management information and other administrative systems, we will rely on the separate systems of these companies, including their financial reporting systems.

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

Our intellectual property and proprietary rights are important to our ability to remain competitive and for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-competition agreements and other contractual provisions to protect our intellectual property, other proprietary rights, and our brand. We have little protection when we must rely on trade secrets and nondisclosure agreements. Our intellectual property rights may be challenged, invalidated, or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues for us. Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management’s attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products. Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition and the value of our brand and other intangible assets.

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

Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent, or narrow our patents. Third parties may also independently develop technologies similar to ours or design around any patents on our technologies.

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

Our success depends on our patents, patent applications, patents that may be licensed exclusively to us, and other patents to which we may obtain assignment or licenses. We may not be aware, however, of all patents, published applications, or published literature that may affect our business by blocking our ability to commercialize our products, preventing the patentability of products or services by us or our licensors, or covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims, or adversely affect our ability to market our products and services.

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

We do not believe our product technologies infringe the proprietary rights of any third-party but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third-party, the trade secrets, patent position or other intellectual property rights of a third-party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for or otherwise restrict our use of the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter new market opportunities. If any of our products are found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

Security breaches, including cybersecurity incidents and other disruptions could compromise our information, expose us to liability and harm our reputation and business.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission, and storage of confidential information. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor, or other third-party with whom we do business may attempt to circumvent our security measures to obtain such information and may purposefully or inadvertently cause a breach involving such information. Despite the security measures we have in place and any additional measures we may implement in the future to safeguard our systems and to mitigate potential security risks, our facilities, and systems, and those of our third-party service providers, could be vulnerable to security breaches. Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, loss of our customers’ willingness to transact business with us, and subject us to additional costs and liabilities which could materially adversely affect our business.

We do not carry insurance against all potential risks and losses, and our insurance might be inadequate to cover all of our losses or liabilities or may not be available on commercially reasonable terms.

We have limited, and potentially insufficient, insurance coverage for expenses and losses that may arise in connection with the quality of our products, property damage, work-related accidents and occupational illnesses, natural disasters, and environmental contamination. In addition, we have no insurance coverage for loss of profits or other losses caused by the death or incapacitation of our senior management. As a result, losses or liabilities arising from these or other such events could increase our costs and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Failure of certain of our products could result in loss of life or property damage. Certain products may raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion, and similar concepts, which may raise new legal issues. Indemnification to cover potential claims or liabilities resulting from a failure of technologies developed or deployed may be available in certain circumstances, but not in others. We are not able to maintain insurance to protect against all operational risks and uncertainties. Substantial claims resulting from an accident, failure of our product, or liability arising from our products in excess of any indemnity or insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows, and operating results. Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

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

For our business to be successful, we need to attract and retain highly-qualified technical, management and sales personnel. The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms or to retain good relationships with our partners might impede our ability to continue to develop, commercialize and sell our products. To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs to attract and retain such employees. The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business. We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

If we are unable to recruit and retain employees, our business would be negatively affected.

For our business to be successful, we need to attract and retain a sufficient number of employees. We have lost a significant amount of employees in 2022. The failure to recruit and retain sufficient employees when needed with specific qualifications and on acceptable terms or to retain good relationships with our employees might impede our ability to continue to develop, commercialize and sell our products. To the extent the demand for employees exceeds supply, we could experience higher labor, recruiting and training costs to attract and retain such employees. The loss of employees may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business. We face competition for employees from other companies with significantly more resources available to them and thus may not be able to attract the level of employees for our business to succeed.

If we are required to reclassify independent contractors as employees, we may incur additional costs and taxes which could adversely affect our business, financial condition, results of operations and prospects.

We engage a significant number of independent contractors in our operations, particularly in our research and development efforts, for whom we do not pay or withhold any federal, state or provincial employment tax. There are several different tests used in determining whether an individual is an employee, or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. If we are required to pay employer taxes or pay federal withholding with respect to prior periods with respect to or on behalf of our independent contractors, our operating costs will increase, which could adversely impact our business, financial condition, results of operations and prospects.

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

We have historically had a small internal accounting and finance staff with limited financial accounting systems. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for the fiscal year ended December 31, 2021, our management team identified material weaknesses relating to, among other matters:

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

We have taken steps, and plan to continue to take additional steps, to seek to remediate these material weaknesses and to improve our financial reporting systems and to implement new policies, procedures, and controls. If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

Risks Relating to our Series A Preferred Stock

Our Series A Preferred Stock price may be volatile, which could result in substantial losses to Holder and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our Series A Preferred Stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Series A Preferred Stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our Series A Preferred Stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	actual or anticipated variations in operating results of us and our competitors;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

●	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the telecommunications services and staffing industry;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations, or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors or members of our management team;

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters;

●	prevailing interest rates, increases in which may have an adverse effect on the market price of our Series A Preferred Stock;

●	trading prices of similar securities;

●	our history of timely dividend payments;

●	the annual yield from dividends on our Series A Preferred Stock as compared to yields on other financial instruments;

●	general economic and financial market conditions;

●	government action or regulation;

●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry; and

●	our issuance of additional preferred equity or debt securities.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our Series A Preferred Stock and could seriously harm the market price of our Series A Preferred Stock, regardless of our operating performance. In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

Our Series A Preferred Stock was only recently issued, has no stated maturity date, and does not have an established trading market, which may negatively affect its market value and your ability to transfer or sell your shares.

Our Series A Preferred Stock has been listed and trading on The Nasdaq Capital Market only since October 27, 2021, and has a limited history.

There is no guarantee that our Series A Preferred Stock will remain listed on The Nasdaq Capital Market or any other nationally recognized exchange. If our Series A Preferred Stock is delisted from The Nasdaq Capital Market or another nationally recognized exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our Series A Preferred Stock;

●	reduced liquidity with respect to our Series A Preferred Stock;

●	a determination that our Series A Preferred Stock is “penny stock,” which will require brokers trading in our Series A Preferred Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Series A Preferred Stock; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Our Series A Preferred Stock has not been rated.

Our Series A Preferred Stock has not been rated by any nationally recognized statistical rating organization, which may negatively affect the market value of our Series A Preferred Stock and your ability to sell shares of Series A Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of our Series A Preferred Stock. In addition, we may elect in the future to obtain a rating of our Series A Preferred Stock, which could adversely impact the market price of our Series A Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision or withdrawal of a rating could have an adverse effect on the market price of our Series A Preferred Stock.

Market interest rates and other factors may affect the value of our Series A Preferred Stock.

One of the factors that will influence the prices of our Series A Preferred Stock will be the dividend yield on our Series A Preferred Stock relative to market interest rates. An increase in market interest rates could cause the market prices of our Series A Preferred Stock to go down. The trading prices of the shares of our Series A Preferred Stock will also depend on many other factors, which may change from time to time, including:

●	the market for similar securities;

●	government action or regulation;

●	general economic conditions or conditions in the financial markets; and

●	our financial condition, performance and prospects.

Shares of our Series A Preferred Stock are subordinate to our existing and future debt, and your interests could be diluted by the issuance of additional preferred stock, including additional shares of our Series A Preferred Stock, and by other transactions.

Our Series A Preferred Stock ranks junior to all of our existing and future indebtedness, any classes or series of our capital stock expressly designated as ranking senior to our Series A Preferred Stock as to distribution rights and rights upon our liquidation, dissolution or winding up, and other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our articles of incorporation currently authorize the issuance of up to 100,000,000 shares of preferred stock, $0.0001 par value per share, in one or more classes or series. In addition, a majority of our entire board of directors may, with stockholder approval, amend our articles of incorporation to increase or decrease the aggregate number of shares of our capital stock or the number of shares of our capital stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of the classified or reclassified shares. Our board of directors may, without notice to or the consent of holders of our Series A Preferred Stock, authorize the issuance and sale of additional shares of Series A Preferred Stock and authorize and issue additional shares of stock ranking junior to or on parity with our Series A Preferred Stock from time to time. The issuance of additional shares of Series A Preferred Stock or additional shares of stock ranking on parity with our Series A Preferred Stock would dilute the interests of the holders of our Series A Preferred Stock, and the issuance of shares of any class or series of our capital stock expressly designated as ranking senior to our Series A Preferred Stock (with the requisite vote of holders of our Series A Preferred Stock and other classes of stock ranking on parity with our Series A Preferred Stock as described in this prospectus supplement) or the incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Series A Preferred Stock. None of the provisions relating to our Series A Preferred Stock contain any terms relating to or limiting our indebtedness or affording the holders of our Series A Preferred Stock protection in the event of a highly-leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, that might adversely affect the holders of Series A Preferred Stock, so long as the rights of the holders of our Series A Preferred Stock are not materially and adversely affected.

Holders of our Series A Preferred Stock have extremely limited voting rights.

Voting rights as a holder of our Series A Preferred Stock will be extremely limited. Shares of our common stock are currently the only class of our securities carrying full voting rights. Voting rights for holders of our Series A Preferred Stock exist primarily with respect to voting on amendments to our articles of incorporation (in some cases, voting together with the holders of other parity Preferred Stock), that materially and adversely affect the rights, preferences, privileges or voting powers of our Series A Preferred Stock or create additional classes or series of preferred stock that are senior to our Series A Preferred Stock and the ability to elect (voting separately as a class together with the holders of all other parity Preferred Stock) two additional directors to our board of directors in the event that 18 monthly dividends (whether or not consecutive) payable on our Series A Preferred Stock are in arrears.

We intend to pay regular monthly dividends to holders of our Series A Preferred Stock. Dividends declared by us will be authorized by our board of directors in its sole discretion out of assets legally available for distribution and will depend upon a number of factors, including our earnings, our financial condition, restrictions under applicable law, our need to comply with the terms of our existing financing arrangements, the capital requirements of our company and other factors as our board of directors may deem relevant from time to time. We may have to fund dividends from working capital, borrow to provide funds for such dividends, or sell assets to the extent dividends exceed earnings or cash flows from operations. Funding dividends from working capital would restrict our operations. If we are required to sell assets to fund dividends, such asset sales may occur at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund dividends, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to pay dividends in the future.

If our common stock is delisted, your ability to transfer or sell your shares of our Series A Preferred Stock may be limited and the market value of our Series A Preferred Stock will be materially adversely affected.

Other than in connection with certain change of control transactions, our Series A Preferred Stock does not contain provisions that protect you if our common stock is delisted from Nasdaq. Since our Series A Preferred Stock has no stated maturity date, you may be forced to hold your shares of our Series A Preferred Stock and receive stated dividends on the stock when, as and if authorized by our board of directors and declared by us with no assurance as to ever receiving the liquidation preference. In addition, if our common stock is delisted from Nasdaq, it is likely that our Series A Preferred Stock will be delisted as well. Accordingly, if our common stock is delisted from Nasdaq, your ability to transfer or sell your shares of our Series A Preferred Stock may be limited and the market value of our Series A Preferred Stock will be materially adversely affected.

On January 18, 2022, we received a notification letter from the Listing Qualifications Department of the Nasdaq Capital Market indicating that our common stock is not in compliance with the $1.00 minimum closing bid price requirement. We were given a grace period of 180 days from the notification, or until July 18, 2022, to regain compliance, by having the closing bid price of our common stock exceed $1.00 for a minimum of ten (10) consecutive trading days during the grace period. We did not regain compliance by July 18, 2022. On July 20, 2022, the Company submitted its compliance plan to Nasdaq with a request for a second 180 day compliance period regarding the bid price compliance, including an intent to implement a reverse stock split in sufficient time during the 180 days to evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days prior to the expiration of the second compliance period.

On July 22, 2022, Nasdaq granted the Company's request for the second 180 day compliance period, or until January 16, 2023, to regain compliance with the bid price. There is no assurance, however, that we will regain compliance during the grace period.

On April 19, 2022, the Company received a notice from Nasdaq stating that because the Company has not yet filed the Form 10-K, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC.

On May 18, 2022, the Company received a notice from Nasdaq stating that because the Company has not yet filed the Form10-K or its Quarterly Report on Form10-Q for the quarter ended March 31, 2022 (the "Form10-Q”), the Company is not in compliance with Nasdaq Listing Rules. The Company had until June 20, 2022 to submit to Nasdaq a plan to regain compliance with respect to these delinquent reports.

On July 21, 2022, the Company submitted its compliance plan to Nasdaq to get the Company's reporting current.

On July 22, 2022, Nasdaq granted the Company's request for a compliance period to comply with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. This extension requires that on or before September 1, 2022, the Company must file the late Form 10-K and Form 10-Q, as well as any other periodic report due within that time frame, namely the Form 10-Q for the period ended June 30, 2022. In the event the Company does not satisfy that time frame, Nasdaq will provide written notification that its securities will be delisted.

There is no assurance, however, that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, Nasdaq will notify us that our common stock and our Series A Preferred Stock will be suspended and subject to delisting. If we are subject to delisting, we may appeal Nasdaq’s determination to delist to a hearings panel. During any appeal process, shares of our common stock and our Series A Preferred Stock would continue to trade on Nasdaq.

Our ability to pay dividends is limited by the requirements of Nevada law.

Our ability to pay dividends on our Series A Preferred Stock is limited by the laws of Nevada. Under Nevada law, a Nevada corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on our Series A Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series of stock provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of stock then outstanding, if any, with preferential rights upon dissolution senior to those of our Series A Preferred Stock.

We have suspended cash dividends on our Series A Preferred Stock, and we do not anticipate paying any cash dividends on our Series A Preferred Stock in the foreseeable future.

On May 25, 2022, we announced the suspension of cash dividends on our Series A Preferred Stock. We currently intend to retain future earnings, if any, to preserve cash in order to fund the development and growth of our business. Any future determination to pay cash dividends will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions, and other such factors as our board of directors may deem relevant.

We may redeem the our Series A Preferred Stock and you may not receive dividends that you anticipate if we do redeem our Series A Preferred Stock.

On or after April 29, 2024, we may, at our option, redeem our Series A Preferred Stock, in whole or in part, at any time or from time to time. Also, upon the occurrence of a certain defined change of control transactions, we may, at our option, redeem our Series A Preferred Stock, in whole or in part, within 120 days after the first date on which such change of control occurred. We may have an incentive to redeem our Series A Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on our Series A Preferred Stock. If we redeem our Series A Preferred Stock, then from and after the redemption date, dividends will cease to accrue on shares of Series A Preferred Stock, the shares of Series A Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption.

Holders of shares of our Series A Preferred Stock should not expect us to redeem our Series A Preferred Stock on or after the date they become redeemable at our option.

Our Series A Preferred Stock will be a perpetual equity security. This means that it will have no maturity or mandatory redemption date and will not be redeemable at the option of the holders. Our Series A Preferred Stock may be redeemed by us at our option either in whole or in part, from time to time, at any time on or after April 29, 2024, or upon the occurrence of a defined change of control. Any decision we may make at any time to propose a redemption of our Series A Preferred Stock will depend upon, among other things, our evaluation of our capital position, the composition of our stockholders’ equity and general market conditions at that time.

Our Series A Preferred Stock is not convertible into shares of our common stock, and investors will not realize a corresponding upside if the price of our common stock increases.

Our Series A Preferred Stock is not convertible into shares of our common stock and earns dividends at a fixed rate. Accordingly, an increase in market price of our common stock will not necessarily result in an increase in the market price of our Series A Preferred Stock. The market value of our Series A Preferred Stock may depend more on dividend and interest rates for other preferred stock, commercial paper and other investment alternatives and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to, our Series A Preferred Stock.

Risks Relating to our Common Stock

Our common stock price may be volatile, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

●	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the telecommunications services and staffing industry;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations, or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors, or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions, and other such factors as our board of directors may deem relevant.

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

At June 30, 2022, our directors and executive officers owned or controlled approximately 25% of our outstanding common stock, which may limit your ability to propose new management or influence the overall direction of the business; this concentration of control may also discourage potential takeovers that could otherwise provide a premium to you.

At June 30, 2022, our executive officers and directors beneficially owned or controlled approximately 25% of our outstanding common stock. These persons will have the ability to substantially influence all matters submitted to our stockholders for approval and to substantially influence or control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

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

Our stock price does not meet and may fail to meet in the future the continued listing requirements of the Nasdaq Capital Market. We are late with our Annual Report and Quarterly Report with the SEC. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

On January 18, 2022, we received a notification letter from the Listing Qualifications Department of the Nasdaq Capital Market indicating that we were not in compliance with the $1.00 minimum closing bid price requirement. We were given a grace period of 180 days from the notification, or until July 18, 2022, to regain compliance, by having the closing bid price of our common stock exceed $1.00 for a minimum of ten (10) consecutive trading days during the grace period. We did not regain compliance by July 18, 2022. On July 20, 2022, the Company submitted its compliance plan to Nasdaq with a request for a second 180 day compliance period regarding the bid price compliance, including an intent to implement a reverse stock split in sufficient time during the 180 days to evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days prior to the expiration of the second compliance period.

On July 22, 2022, Nasdaq granted the Company's request for the second 180 day compliance period, or until January 16, 2023, to regain compliance with the bid price. There is no assurance, however, that we will regain compliance during the grace period.

On April 19, 2022, the Company received a notice from Nasdaq stating that because the Company has not yet filed the Form 10-K, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC.

On May 18, 2022, the Company received a notice from Nasdaq stating that because the Company has not yet filed the Form10-K or its Quarterly Report on Form10-Q for the quarter ended March 31, 2022 (the "Form10-Q”), the Company is not in compliance with Nasdaq Listing Rules. The Company had until June 20, 2022 to submit to Nasdaq a plan to regain compliance with respect to these delinquent reports.

On July 21, 2022, the Company submitted its compliance plan to Nasdaq to get the Company's reporting current.

On July 22, 2022, Nasdaq granted the Company's request for a compliance period to comply with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. This extension requires that on or before September 1, 2022, the Company must file the late Form 10-K and Form 10-Q, as well as any other periodic report due within that time frame, namely the Form 10-Q for the period ended June 30, 2022. In the event the Company does not satisfy that time frame, Nasdaq will provide written notification that its securities will be delisted.

There is no assurance, however, that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, Nasdaq will notify us that our common stock will be suspended and subject to delisting. If we are subject to delisting, we may appeal Nasdaq’s determination to delist to a hearings panel. During any appeal process, shares of our common stock would continue to trade on Nasdaq.

If our common stock were delisted from Nasdaq, among other things, it would likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws with respect to shares issued in future offerings, greater difficulty in obtaining financing, potential loss of confidence by employees, loss of institutional investor interest and fewer business development opportunities. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

We may need to raise additional capital in the future. Additional capital may not be available to us on reasonable terms, if at all, when or as we require. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders will experience further dilution and could trigger anti-dilution provisions in outstanding warrants.

We may need to raise additional capital in the future. Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, convertible preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Our officers and directors are entitled to indemnification from us for liabilities under our articles of incorporation, which could be costly to us and may discourage the exercise of stockholder rights.

Our articles of incorporation provide that we possess and may exercise all powers of indemnification of our officers, directors, employees, agents and other persons and our bylaws also require us to indemnify our officers and directors as permitted under the provisions of the Nevada Revised Statutes (“NRS”). We also have contractual indemnification obligations under our agreements with our directors and officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers, and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and stockholders.

Our bylaws and Nevada law may discourage, delay, or prevent a change of control of our company or changes in our management, which could have the result of depressing the trading price of our common stock.

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

Nevada’s “acquisition of controlling interest” statutes, NRS 78.378 through 78.3793, inclusive, contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These “control share” laws provide generally that any person that acquires a “controlling interest” in certain Nevada corporations may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. Our bylaws provide that these statutes do not apply to us or any acquisition of our common stock. Absent such provision in our bylaws, these laws would apply to us as of a particular date if we were to have 200 or more stockholders of record (at least 100 of whom have addresses in Nevada appearing on our stock ledger at all times during the 90 days immediately preceding that date) and do business in the State of Nevada directly or through an affiliated corporation, unless our articles of incorporation or bylaws in effect on the tenth day after the acquisition of a controlling interest provide otherwise. These laws provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the NRS, would enable that person to exercise (1) one fifth or more, but less than one third, (2) one third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer cross one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become “control shares” to which the voting restrictions described above apply.

Various provisions of our bylaws may delay, defer, or prevent a tender offer or takeover attempt of us that a stockholder might consider in his or her best interest. Our bylaws may be adopted, amended, or repealed by the affirmative vote of the holders of at least a majority of our outstanding shares of capital stock entitled to vote for the election of directors, and except as provided by Nevada law, our board of directors shall have the power to adopt, amend or repeal the bylaws by a vote of not less than a majority of our directors. The interests of these stockholders and directors may not be consistent with your interests, and they may make changes to the bylaws that are not in line with your concerns.

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

●

Our principal executive offices were in Dallas, Texas comprising an aggregate of approximately 15,289 square feet leased by ComSovereign. These premises were vacated and the lease was abandoned by ComSovereign in June of 2022. As a result of the lease abandonment, ComSovereign may face legal claims or proceedings for damages regarding that lease, in an unknown amount.

In addition, our subsidiaries lease various property:

●	Jacksonville, Florida (Drone Aviation Executive Offices);

●	Holly Hill, Florida (Drone Aviation Manufacturing Facility);

●	Ottawa, Ontario, Canada (DragonWave). This lease was assumed by Syntronic Production LLC as a result of the Asset Purchase Agreement;

●	Tucson, Arizona facility leased by COMSovereign. The premises were vacated and this lease was abandoned in May of 2022. As a result of the lease abandonment, the Company may face legal claims or proceedings for damages regarding that lease, in an unknown amount;

●	Chantilly, Virginia leased by VNC;

●	San Diego, California (VEO). These premises were vacated and this lease was abandoned in June of 2022. As a result of the lease abandonment, VEO may face legal claims or proceedings for damages regarding that lease, in an unknown amount.;

●	Colorado Springs, Colorado (Sovereign Plastics). This lease was transferred with the sale of Sovereign Plastics to TheLandersCompany LLC as a result of the June 2022 sale; and

●	Yokneam, Israel (SKS). We believe our existing facilities are adequate to meet our current requirements.

On January 29, 2021, we completed the acquisition of a 140,000-square-foot building on 12.7 acres in Tucson, Arizona (the “Tucson Building”) for a purchase price of approximately $6.1 million, of which approximately $2.2 million was paid in cash and the balance was paid with the net proceeds of a $5.3 million term loan that matured in January 2022. On January 31, 2022, we completed the sale of the Tucson Building and repaid the outstanding term loan. On February 1, 2022, we entered into a 10-year lease agreement for the Tucson Building, and provided a security deposit of $1 million. However, we defaulted on this lease on or about March 1, 2022, and vacated the premises in May of 2022. As a result of the lease abandonment, the Company may face legal claims or proceedings for damages regarding that lease, in an unknown amount. We anticipate that we will lose all or a portion of the $1 million security deposit

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Neither our company nor any of our subsidiaries currently is a party to any legal proceeding that, individually or in the aggregate, is material to our company as a whole, except as follows.

On January 24, 2022, a former employee filed suit against our company in the Tulsa County Oklahoma District Court, Case No. CJ-2022-00221. The plaintiff has alleged that she was entitled to six months of severance pay after her employment contract was not renewed, and that her option agreements did not expire 30 days after cessation of her employment, and claims she is owed approximately $75 thousand in severance and $250 thousand in damages for her options. We dispute plaintiff’s allegations and we intend to vigorously defend the lawsuit.

On February 1, 2022, the Company entered into a 10-year lease for 140,405 square feet of commercial space in Tucson, Arizona, and defaulted on this lease on or about March 1, 2022. In addition, two of our subsidiaries are in default of their office leases. As a result of these lease defaults, the Company and respective subsidiaries may face legal claims or proceedings for damages regarding that lease, in an unknown amount.

On June 16, 2022, the Company received notice from certain former shareholders of SAGUNA claiming breaches of the SAGUNA stock purchase agreement with harm of no less than $13,629,517, which the Company denies. The Company may face legal claims or proceedings regarding those claims.

On June 21, 2022, the Company received notice from counsel for 2 former employees of Fastback for wage related claims of approximately $86,000 under California law. As a result of the reduction in the number of employees from termination of employment, the Company may face claims from such terminated employees.

By notice dated July 14, 2022, the Company received notice from a distributor with a distribution agreement with InduraPower claiming that InduraPower, and the Company as guarantor, has breached the distribution agreement, and are claiming approximately $2,000,000 in damages.

On July 17, 2022, certain former employees of SAGUNA filed an insolvency action against SAGUNA in the Nazareth District Court, Israel.

On July 25, 2022, an employee filed a lawsuit in the San Diego, California, Superior Court claiming wages and other amounts due of over $238,000.

On July 26, 2022. the Company received notice from a promissory note holder that the promissory note in the principal amount of $550,000 was due.

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

Holders

As of December 31, 2021, there were approximately 301 stockholders of record, according to the records of our transfer agent, and an unknown number of additional holders of common stock held in ’street name’.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the reporting period that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

In partial consideration of our acquisition of RF Engineering, on July 22, 2021, we issued to the sellers an aggregate of 992,780 shares of our common stock valued at $2.216 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

ITEM 6.	[Reserved].

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this report. All share and per share amounts presented herein have been restated to reflect the implementation of the 1-for-3 reverse stock split effected on January 21, 2021, as if it had occurred at the beginning of the earliest period presented.

Business Overview

We are a provider of technologically advanced telecom solutions to network operators, mobile device carriers, governmental units, and other enterprises worldwide. We have assembled a portfolio of communications, power and portable infrastructure technologies, capabilities and products that enable the upgrading of latent 3G networks to 4G and 4G-LTE networks and will facilitate the rapid roll out of 5G and 6G networks of the future. We focus on novel capabilities, including signal modulations, antennae, software, hardware, and firmware technologies that enable increasingly efficient data transmission across the electromagnetic spectrum. Our product solutions are complemented by a broad array of services, including technical support, systems design and integration, and sophisticated research and development programs. While we compete globally on the basis of our innovative technology, the breadth of our product offerings, our high-quality cost-effective customer solutions, and the scale of our global customer base and distribution, our primary focus is on the North American telecom infrastructure and service market. We believe we are in a unique position to rapidly increase our near-term domestic sales as we are among the few U.S. based providers of telecommunications equipment and services.

Corporate History

We were incorporated in Nevada on April 17, 2014, as a wholly owned subsidiary of MacroSolve, Inc., an Oklahoma corporation (“MacroSolve”), and effective April 30, 2014, in order to consolidate our operations into an entity incorporated in Nevada, MacroSolve merged with and into us. On June 3, 2014, we acquired Drone Aviation Corp. through a stock exchange transaction, and on March 26, 2015, Drone Aviation Corp. merged with and into us. As a result of the stock exchange and merger with Drone Aviation Corp., we acquired Drone Aviation Corp.’s subsidiary, Lighter Than Air Systems Corp., which does business under the name Drone Aviation.

On November 27, 2019, we completed the ComSovereign Acquisition in a stock-for-stock transaction with a total purchase price of approximately $75.0 million. The ComSovereign Acquisition was treated as a reverse merger for accounting purposes under U.S. GAAP with ComSovereign as the accounting acquirer and our company as the accounting acquiree. ComSovereign Corp. was incorporated in the state of Delaware on January 10, 2019 and commenced operations through a series of acquisitions.

On January 31, 2019, ComSovereign acquired the capital stock of VEO, a San Diego, California-based research and development company innovating SiP technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment.

On January 31, 2019, ComSovereign acquired the capital stock of InduraPower, a Tucson, Arizona-based developer and manufacturer of intelligent batteries and back-up power supplies for network systems and telecom nodes. It also provides power designs and batteries for the aerospace, marine and automotive industries. InduraPower suspended operations in May, 2022.

On March 4, 2019, ComSovereign acquired the capital stock of Silver Bullet, a California-based engineering firm that designs and develops next generation network systems and components, including large scale network protocol development, software-defined radio systems and wireless network designs.

On April 1, 2019, ComSovereign acquired the equity securities of DragonWave, a Dallas-based manufacturer of high-capacity microwave and millimeter point-to-point telecom backhaul radio units. DragonWave and its predecessor have been selling telecom backhaul radios since 2012 and its microwave radios have been installed in over 330,000 locations in more than 100 countries worldwide. According to a report by the U.S. Federal Communications Commission, as of December 2019, DragonWave was the second largest provider of licensed point-to-point microwave backhaul radios in North America. On May 23, 2022, Syntronic Production Services Canada Inc. acquired certain assets and employees from DragonWave X Canada, Inc., the Canadian subsidiary of DragonWave, in returns for assuming employment liabilities and the assumption of a lease in Kanata, Ontario, Canada, through an Asset Purchase Agreement.

On April 1, 2019, ComSovereign acquired the capital stock of Lextrum, a Tucson, Arizona-based developer of full-duplex wireless technologies and components, including multi-reconfigurable RF antennae and software programs. This technology enables the doubling of a given spectrum band by allowing simultaneous transmission and receipt of radio signals on the same frequencies.

On November 30, 2019, following our acquisition of ComSovereign, we changed our corporate name from Drone Aviation Holding Corp. to COMSovereign Holding Corp.

On March 6, 2020, our newly formed subsidiary, Sovereign Plastics, acquired substantially all the assets of a Colorado Springs, Colorado-based manufacturer of plastic and metal components to third-party manufacturers. We acquired our Sovereign Plastics business to increase our operating margins by reducing the manufacturing and production costs of our telecom products. Sovereign Plastics will also primarily operate as the material, component manufacturing and supply chain source for all our subsidiaries. On June 21, 2022 COMSovereign sold Sovereign Plastics LLC to TheLandersCompanies LLC.

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

On February 25, 2021, we acquired SKS, an Israeli-based company with tethered hovering technology that provides long-duration, mobile and all-weather Intelligence, Surveillance and Reconnaissance (“ISR”) capabilities to customers worldwide for both land and marine based applications. Its innovative technologies include fiber optic tethers that enable secure, high-capacity communications, including support for commercial 4G and 5G wireless networks. SKS’s flagship HoverMast line of quadrotor-tethered drones feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically improved situational awareness and communications capabilities to users. HoverMast is utilized by the Israeli government for border patrol and coastal applications and is also deployed in several international markets. SKS was idled in June, 2022.

On April 1, 2021, we acquired RVision, a developer of technologically advanced video and communications products and physical security solutions designed for government and private sector commercial industries. It has been serving governments and the military for nearly two decades with sophisticated, environmentally rugged optical and infrared cameras, hardened processors, custom tactical video hardware, software solutions, and related communications technologies.

On June 3, 2021, we acquired Innovation Digital, a California-based developer of “beyond state-of-the-art” mixed analog/digital signal processing solutions, IP licensing, design and consulting services. Its signal processing techniques and intellectual property have significantly enhanced the bandwidth and accuracy of RF transceiver systems and have provided enabling technologies in the fields of communications and RADAR systems, signals intelligence and electronic warfare, test and measurement systems, and semiconductor devices. On June 23, COMSovereign reached an agreement with the former owners of Innovation Digital to return to the former owners of Innovation Digital 15 patents and 5 pending or provisional patents to those former owners in return for the cancelation of an outstanding $600,000 promissory note, the return of 500,000 shares of common stock, and the waiver of certain severance payments.

On July 16, 2021, we acquired RF Engineering, a Michigan-based provider of high-quality microwave antennas and accessories. By providing one of the industry’s lowest costs of ownership, RF Engineering has continued to innovate and expand, and it recently announced the industry’s first Universal Licensed Microwave Antenna.

On October 4, 2021, we completed the acquisition of SAGUNA, an Israeli-based software developer behind the award-winning SAGUNA Edge Cloud, which transforms communication networks into powerful cloud-computing infrastructures for applications and services, including augmented and virtual reality, Internet of Things (“IoT”), edge analytics, high-definition video, connected cars, autonomous drones and more. SAGUNA allows these next-generation applications to run closer to the user in a wireless network, dramatically cutting down on latency, which is a fundamental and critical requirement of 5G networks. SAGUNA’s Edge Cloud operates on general purpose computing hardware but can be optimized to support the latest artificial intelligence and machine learning features through dedicated accelerators. SAGUNA was idled in June, 2022.

Principle of Consolidation

Our consolidated financial statements included in this report include our accounts and those of our subsidiaries: Drone AFS Corp., Lighter Than Air Systems Corp., DragonWave, Lextrum, Silver Bullet, VEO, InduraPower, Sovereign Plastics, VNC, Fastback, SKS, RVision, Innovation Digital, RF Engineering, and SAGUNA from their respective dates of acquisition.

Reportable Segments and Reporting Units

The Company currently operates as one Segment. A reporting unit (“RU”) is a component of an operating segment that is a business activity for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company’s legal operating subsidiaries are not organized to qualify as a segment, however, each operating entity has separate financial information and an operating manager, who oversees the business and financial activities, reporting to the Chief Operating Decision Maker. (“CODM”). Therefore, each legal entity is deemed to be a separate reporting unit.

Significant Components of Our Results of Operations

Revenues

Our revenues are generated primarily from the sale of our products, which consist primarily of telcom hardware, repairs, support & maintenance, drones, injection moulding, tooling, consulting, warranties and other. At contract inception, we assess the goods and services promised in the contract with customers and identify a performance obligation for each. To determine the performance obligation, we consider all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration expected to be received in exchange for transferring goods and services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met.

During the years ended December 31, 2021 and 2020, approximately 29% and 18%, respectively, of our revenues were derived from sales outside of the United States. While our near-term focus is on the North American telecom and infrastructure and service market, a key element of our growth strategy is to expand our worldwide customer base and our international operations, initially through agreements with third-party resellers, distributors and other partners that can market and sell our products in foreign jurisdictions. We expect that over the short term our percentage of sales outside the United States may increase as we build up our domestic sales and service teams. Notwithstanding such percentage increase, we expect the sales of tethered aerostats and drones will primarily be to the domestic market customers, primarily to the U.S. government and its agencies, even if such systems are for integration into foreign locations.

Cost of Goods Sold and Gross Profit

Our cost of goods sold is comprised primarily of the costs of manufacturing products, procuring finished goods from our third-party manufacturers, third-party logistics and warehousing provider costs, shipping and handling costs and warranty costs. We presently outsource the manufacturing of our Fastback and DragonWave products to SMC for Fastback products and Benchmark for DragonWave products. Cost of goods sold also includes costs associated with supply operations, including personnel-related costs, provision for excess and obsolete inventory, third-party license costs and third-party costs related to the services we provide. Additionally, cost of goods sold does not include any depreciation and amortization expenses as we separate depreciation and amortization expense into its own category within operating expenses.

Gross profit has been and will continue to be affected by various factors, including changes in our supply chain and evolving product mix. The margin profile of our current products and future products will vary depending on operating performance, features, materials, manufacturer, and supply chain. Gross margin will vary as a function of changes in pricing due to competitive pressure, our third-party manufacturing, our production costs, costs of shipping and logistics, provision for excess and obsolete inventory and other factors. We expect our gross margins will fluctuate from period to period depending on the interplay of these various factors.

Operating Expenses

We classify our operating expense as research and development, sales, and marketing, and general and administrative. Personnel costs are the primary component of each of these operating expense categories, which consist of cash-based personnel costs, such as salaries, sales commissions, benefits, and bonuses. Additionally, we separate depreciation and amortization expense into its own category.

Research and Development

In addition to personnel-related costs, research and development expense consists of costs associated with the design, development, and certification of our products. We generally recognize research and development expense as incurred. Development costs incurred prior to establishment of technological feasibility are expensed as incurred. We expect our research and development costs to continue to increase as we develop new products and modify existing products to meet the changes within the telecom landscape.

Sales and Marketing

In addition to personnel costs for sales, marketing, service and product management personnel, sales and marketing expense consists of the expenses associated with our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, national and local regulatory approvals of our products, travel, entertainment and recruiting. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales, marketing, service, and product management organization in support of our investment in our growth opportunities, whether through the development and rollout of new or modified products or through acquisitions. We expect our sales and marketing expense to increase materially in the year ending December 31, 2022 as we ramp up our sales and marketing efforts to correspond to our increased production efforts relating to certain of our telecom products.

General and Administrative

In addition to personnel costs, general and administrative expense consists of professional fees, such as legal, audit, accounting, information technology and consulting fees; share-based compensation; and facilities and other supporting overhead costs. We expect general and administrative expense to increase in absolute dollars as we continue to expand our product offerings and expand into new markets. During fiscal 2021, we incurred, and during fiscal 2022 we expect to continue to incur, increases in supporting overhead costs, professional fees, transfer agent fees and expenses, development costs and other expenses related to operating as a public company.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation related to fixed assets such as test equipment, research and development equipment, computer hardware, production fixtures and leasehold improvements, as well as amortization related to definite-lived intangibles.

Interest Expense

Interest expense is comprised of interest expense associated with our secured notes payable, notes payable and senior convertible debentures. The amortization of debt discounts is also recorded as part of interest expense. As many of our debt instruments were past due at various times during fiscal 2020 and, as a result, were accruing interest at increased interest rates, and as we have been able to refinance our debt or issue equity to reduce our outstanding debt in the first quarter of fiscal 2021, our interest expense decreased in fiscal 2021 due to lower interest rates on our debt or lower debt balances.

Impairment

We account for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, we adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. For the year ended December 31, 2021, there were total impairment charges of $106.1 million, primarily due to goodwill of $62.4 million and intangibles of $43.7 million.

Provision for Income Taxes

Current and deferred income tax expense or benefit in any given period will depend upon a number of events and circumstances, one of which is the income tax net income or loss from operations for the period which is usually different from the U.S. GAAP net income from operations for the period due to differences in tax laws and timing differences. See Note 14 — Income Taxes in the Notes to our financial statements included elsewhere in this report for a reconciliation on U.S. GAAP income or loss and tax income or loss. Management assesses our deferred tax assets in each reporting period, and if it is determined that it is not more likely than not to be realized, we will record a change in our valuation allowance in that period.

Results of Operations

	Year Ended December 31,	Year Ended December 31,
(Amounts in thousands)	2021	2020
Revenue	$12,640	$9,427
Cost of Goods Sold	6,497	4,596
Gross Profit	6,143	4,831

Operating Expenses
Research and development	4,044	2,013
Sales and marketing	615	24
General and administrative	26,332	17,485
Gain on the sale of assets	(83)	(1)
Depreciation and amortization	14,711	12,531
Impairment–Goodwill	62,385	—
Impairment–Intangibles	43,670	—
Total Operating Expenses	151,674	32,052
Net Operating Loss	(145,531)	(27,221)
Other Income (Expense)
Interest expense	(2,848)	(11,309)
Loss on extinguishment of debt	(4,602)	(16)
Foreign currency transaction gain/(loss)	48	(74)
Interest income	—	2
Other income/(expense)	(116)	(1,369)
Total Other Expenses	(7,518)	(12,766)
Net Loss Before Income Taxes	(153,049)	(39,988)
Deferred Tax Benefit	—	2,906
Net Loss	$(153,049)	$(37,081)
Dividends on preferred stock	(168)	—
Net loss available to common stockholders	$(153,217)	$(37,081)
Loss per common share:
Basic and Diluted	$(2.20)	$(0.82)
Weighted-average shares outstanding:
Basic and Diluted	69,784	45,294

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Total Revenues

For the year ended December 31, 2021, total revenues increased $3.2 million, or 34%, which was offset by decreased sales in Drone Aviation of $1.3 million.

Cost of Goods Sold and Gross Profit

For the year ended December 31, 2021, cost of goods sold increased $1.9 million, or 41%, which primarily consisted of the increases in payments to our contact manufacturer for the production of our mobile network backhaul products and the materials, parts and labor associated with the manufacturing of our intelligent batteries and plastics, all directly related to our increase in revenues.

Gross profit for the year ended December 31, 2021 increased $1.3 million with a gross profit margin of 49% compared to 51% for 2020. These changes in gross profit margin resulted primarily from the mix of products sold, with varying gross margins.

Research and Development Expense

For the year ended December 31, 2021, research and development expenses increased $2.0 million, or 101%. This was derived primarily from our acquisitions in 2021 of $2.2 million.

Sales and Marketing Expense

For the year ended December 31, 2021, sales and marketing expenses increased $0.6 million, which primarily consisted of increases in payroll and related costs.

General and Administrative Expense

For the year ended December 31, 2021, general and administrative expenses increased $8.9 million, or 51%. This increase primarily consisted of increases in payroll and related costs of $8.4 million, with $2.3 million from 2021 acquisitions. The remaining increase was due primarily to increased support services, including consulting, professional, and legal fees.

Depreciation and Amortization

For the year ended December 31, 2021, depreciation and amortization increased $2.1 million, or 17%, due to the commencement of depreciation on test equipment, research and development equipment, computer hardware, production fixtures and leasehold improvements. This increase was driven primarily through the realization of full periods of depreciation and amortization for acquisitions that occurred during 2020, as well as additional acquisitions in 2021.

Other Expense

For the year ended December 31, 2021, total other expenses decreased $5.3 million, or 41%. This decrease primarily consisted of a decrease of $8.5 million in interest expense due to a reduction of debt.

Impairment

For the year ended December 31, 2021, there was at total impairment charge of $106.1 million, primarily due to goodwill of $62.4 million and intangibles of $43.7 million.

The existence of goodwill impairment was indicated as a result of our December 31, 2021 year end common stock share price of $0.75 being down from a high during 2021 of $6.57. The company had a market equity value of $60.3 million but a book value of equity of $332.3 million; thereby failing the “Qualitative” test. The company engaged a valuation advisor ("Valuation Advisor") to assist in the fair market value estimate of all of the Company’s entities.

The Company hired the Valuation Advisor as a third party expert to value each of the Company’s entities apart from SAGUNA, a Multi-Access Edge Computing (“MEC”) cloud software developer which was purchased on October 24, 2021. The Valuation Advisor examined 3 different methods of “Valuation”:

●	The Market Approach which is based on the assumption that the value of an asset (including a company) is equal to the value of a substitute asset with the same characteristics. Therefore, the value of an asset can be inferred by finding similar assets (or an interest in similar assets) that have been sold in recent arm’s-length transactions.

●	The Income Approach which seeks to measure the future benefits that can be quantified in monetary terms. The Income Approach typically involves two general steps. The first is making a projection of the total cash flows expected to accrue to an investor in the asset. Examples include cash flow realizable from an interest in a business, rental savings from a favorable contract (e.g., a lease or a license), or royalty savings from ownership of a patent. The second step involves discounting these cash flows to present value at a discount rate that considers the degree of risk (or uncertainty) associated with the realization of the projected monetary benefits.

●	The Cost Approach which is based on the premise that a prudent investor would pay no more for an asset than its replacement or reproduction cost. The cost to replace the asset would include the cost of constructing a similar asset of equivalent utility at prices applicable at the time of the valuation analysis. To calculate an estimate of the fair market value using the Cost Approach, the replacement cost new is determined and reduced for depreciation of the asset.

In considering these valuation approaches for the Company, the Valuation Advisor applied the Income Approach. For the Income Approach, the Company provided the Valuation Advisor with a financial forecast through FY2032. The Income Approach was used in the analysis based on financial projections of future operations.

As a result of their valuations, the Company determined that an impairment charge of $106.1 million, primarily due to goodwill of $62.4 million and intangibles of $43.7 million would be justified based on the future sales and costs forecasted by the Company through 2034.

Subsequent to the fiscal year end of December 31, 2021, however, there has been further degradation of the company’s quoted bid price. The Company is anticipating additional impairments of long-lived assets including goodwill in future periods.

	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022
COMSovereign Holding Corp. (bid price)	$6.0000	2.7700	2.0700	1.6100	0.7549	0.8399	$0.1690
Nxtg ETF - Telecommunication ETF	$69.2000	74.0000	76.4400	76.5000	82.6100	75.8300	$64.1900
NASDAQ	$12,888.28	13,480.11	14,639.33	14,448.58	15,644.97	14,220.50	$11,127.85

Sales have not materialized as projected:

$000“s USD	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022
Quarterly Revenue	$1,913	$2,086	$3,611	$4,115	$2,828	$3,334	$2,274

Chip Availability and Price: The chip market became encumbered as a result of the shutdowns of overseas production as a result of COVID 19. JP Morgan CEO Jamie Dimond indicated in the fourth quarter of 2021 that, “…disruption will not be an issue next year.”1 Hence, our projections for 2022 were improved over the poor performing 2020 and 2021 fiscal years. Lead times which normally have been 13 weeks now range anywhere from 36 to 52 weeks.

The Company has been forced to source chips from 2nd and 3rd tier chip vendors. An LDO (Low Dropout Regulator), switch which the company was paying $0.70 per chip prior to COVID are now $73 - $80 per chip with a 36 week and above lead time. Other examples are:

●	an Ethernet Switch with a standard cost of $33.72 and a quote of $226.88 and

●	an Ethernet Phy (Physical layer transceiver) with a standard cost of $7.22 with quotes ranging from $250 to $1,600 per chip.

In conjunction with the increase in price a chip lead times, capital availability has also been frozen. The Company is dependent, for the near future, on additional investment capital to fund growth initiatives and production.

	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022
10 Year Treasury Yield as a surrogate for capital cost	1.7930%	0.6760%	1.4310%	1.4670%	1.5120%	2.3750%	2.8890%
VIX index as a surrogate for capital availability	14.02	46.80	15.07	23.14	17.22	20.56	28.71

1 https://supplychaindigital.com/supply-chain-risk-management/imf-lowers-economic-growth-citing-supply-chain-disruption

As can be seen from the chart above the 10-year Treasury yield has moved upwards almost doubling since the end of the year. The VIX index, which is a measure of market volatility is used as surrogate for capital availability, higher risk lower capital availability. The company believes these trends indicate that future independent financing will be harder to find and more expensive when it is available.

With the drop of the stock price in the second quarter of 2022, the company anticipates additional impairment of Goodwill will be realized by the end of 2022.

Provision for Income Taxes

For the year ended December 31, 2021, deferred tax benefit decreased by $2.9 million primarily as a result of changes in the valuation allowance for deferred tax assets driven by the effect of deferred tax liabilities on acquisitions that occurred during 2021.

Net Loss

For the year ended December 31, 2021, we had net loss of $153.0 million compared to a net loss of $37.1 million for the period December 31, 2020, related to the items described above.

Going Concern and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2021, we had $1.9 million in cash compared to $0.7 million at December 31, 2020, an increase of $1.2 million. As of December 31, 2021, we had $1.6 million in accounts receivable compared to $0.8 million at December 31, 2020, an increase of $0.8 million resulting from augmented sales and from receivables gained through business acquisitions during the year.

As of December 31, 2021, we had total current assets of $21.6 million and total current liabilities of $25.1 million, or negative working capital of $3.5 million, compared to total current assets of $7.7 million and total current liabilities of $34.3 million, or negative working capital of $26.6 million at December 31, 2020. This is an increase of $23.1 million over the working capital balance at the end of 2020.

As of December 31, 2021, we had undiscounted obligations relating to the payment of indebtedness and past due payroll, accrued liabilities, and accounts payable, exclusive of interest, due and payable on or prior to December 31, 2021 as follows:

●	$4.5 million related to payroll, accrued liabilities and accounts payable that were past due;

●	$1.0 million related to secured notes payable that were past due, of which $500,000 was paid;

●	$9.0 million related to indebtedness that was due in the first quarter of 2022, which was fully paid;

●	$3.4 million related to indebtedness that is due in the second quarter of 2022;

●	$2.8 million related to indebtedness that is due in the third quarter of 2022;

●	$1.9 million related to indebtedness that is due in the fourth quarter of 2022;

In January and February 2021, we completed two public offerings of our equity securities in which we received aggregate net proceeds of $39.7 million, after payment of all offering expenses. We applied approximately $8.5 million of such net proceeds to repay debt and interest and approximately $0.9 million of related party notes.

We anticipate meeting our cash obligations on our remaining indebtedness that is payable on or prior to December 31, 2022 from the earnings from operations, including, in particular, the operations of Drone Aviation, Sky Sapience, Fastback, DragonWave, from the sale of non-core assets, and possibly from the proceeds of additional indebtedness or equity raises.

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

We plan to generate positive cash flow from our recently completed acquisitions to address some of our liquidity needs. However, two execute our business plan, service our existing indebtedness, finance our proposed acquisitions, and implement our business strategy, we anticipate that we may need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form. The report of our independent registered public accountants on our financial statements for the year ended December 31, 2021, stated that our losses, negative cash flows from operations, limited capital resources and accumulated deficit raise substantial doubt about our ability to continue as a going concern.

We had capital expenditures of $3.1 million and of $0.2 million for the years ended December 31, 2021 and 2020, respectively. We expect our capital expenditures for next 12 months will be consistent with our prior spending. These capital expenditures will be primarily utilized for equipment needed to generate revenue and for office equipment. We expect to fund such capital expenditures out of our working capital.

Line of Credit and Debt Agreements

Line of Credit

In 2017, we issued a promissory note (the “CNB Note”) to City National Bank of Florida (“CNB”) in the principal amount of $2.0 million. Through various amendments, the CNB Note had a maturity date of August 2, 2020 and allowed for a CNB line of credit with advances that could have been requested until the maturity date of August 2, 2020 so long as no event of default existed under the CNB Note or certain other events.

The CNB Note bore an interest rate equal to the average of the interest rates per annum at which U.S. dollars were offered in the London Interbank Borrowing Market (“LIBOR”) for a 30-day period (the “Index”) plus 2.9 percentage points over the Index. A late charge of 5.0% of any monthly payment not received by CNB within 10 calendar days after its due date would have been charged. Prepayment of the CNB Note was allowed at any time without penalty. In the event of a default, the interest rate would increase to the highest lawful rate. As of December 31, 2019, the interest rate on the CNB Note was 4.6% per annum.

We and our former Chairman and Chief Executive Officer, Jay Nussbaum, were obligated to maintain a minimum average annual balance of $1.6 million in the aggregate with CNB. In the event we did not maintain this account balance, CNB could charge us a fee equal to 2% of the deficiency as additional interest under the CNB Note. The CNB Note was personally guaranteed by Mr. Nussbaum and his estate, who along with us were obligated to maintain an aggregate unencumbered liquidity of no less than $6.0 million. In addition, the CNB Note was secured by all of Drone Aviation’s accounts, inventory, and equipment along with an assignment of a $120 thousand bank account that we maintained at CNB. As of December 31, 2019, $2.0 million was drawn against the CNB line of credit.

As discussed below, on March 19, 2020, we issued a promissory note to the estate of Mr. Nussbaum in the principal amount of $2.0 million, the proceeds of which, were used to repay the balance of the CNB Note. In January 2021, this loan, plus all related accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock.

Secured Notes Payable

In August 2016, InduraPower issued a promissory note not to exceed the principal amount of $550 thousand bearing interest at 8.5% per annum with a maturity date of August 31, 2018. InduraPower could draw funds under the note through February 28, 2017. Interest on this note was payable monthly and the full principal balance was due at maturity. On September 11, 2019, the note was amended and both parties agreed that the outstanding balance of $0.8 million would be due on February 28, 2020. This promissory note was secured by substantially all of the assets of InduraPower. This promissory note was past due and accrued interest at an increased default rate of 12.5% per annum. This note, and all related accrued interest, was repaid in January 2021.

In August 2016, InduraPower issued a promissory note in the principal amount of $0.5 million that bears interest at 9.0% per annum and matures on March 1, 2022. Accrued interest only payments were due monthly beginning October 1, 2016 through March 1, 2017. Monthly payments of $9 thousand for interest and principal are due on this note for the following 60 consecutive months. This promissory note is secured by all assets, certain real estate and cash accounts of InduraPower and is guaranteed by certain officers of InduraPower. As of December 31, 2020, an aggregate principal amount of $150 thousand was outstanding under this note. This promissory note was past due and accrued interest at an increased default rate of 18.0% per annum. This note, and all related accrued interest, was repaid in January 2021. See Note 9 — Debt Agreements in the Notes to our consolidated financial statements for December 31, 2020 included elsewhere in this report.

In August 2016, InduraPower issued a promissory note in the principal amount of $50 thousand with an interest rate of 7.9% per annum and a maturity date of September 1, 2021. Beginning April 1, 2017, equal monthly payments of $1 thousand for interest and principal were due on the note for 60 consecutive months. This promissory note is secured by business equipment, certain real estate and cash accounts of InduraPower and is guaranteed by certain officers of InduraPower. As of December 31, 2020, an aggregate principal amount of $11 thousand was outstanding under this note. This promissory note was past due and accrued interest at an increased default rate of 18.0% per annum. This note, and all related accrued interest, was repaid in January 2021. See Note 9 — Debt Agreements in the Notes to our consolidated financial statements for December 31, 2020 included elsewhere in this report.

In November 2019, DragonWave entered into a secured loan agreement with an individual lender pursuant to which DragonWave received a $2.0 million loan that bears interest at the rate of 9% per annum and originally matured on November 26, 2021. Accrued interest is calculated on a compound basis and is payable semi-annually in May and November of each year. Principal is due in full at maturity but can be prepaid in full or in part without penalty. The loan is secured by all of the assets of DragonWave and is guaranteed by ComSovereign. In January 2021, a total of $1.0 million of principal of this note, plus all related accrued interest and charges, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock.

On February 26, 2020, we entered into a $0.6 million secured business loan from TVT Capital, LLC bearing interest at 78.99% per annum which matured on December 26, 2020. The proceeds of such loan were used to pay past due payroll, accounts payable and notes payable. Principal and interest payments of $19 thousand were due weekly. The loan was secured by our assets. This note was repaid in January, 2021.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020, we assumed a secured loan with FirstBank in the principal amount of $1.0 million bearing interest at 5% per annum and with a maturity date of June 1, 2020. On August 5, 2020, the maturity date of this loan was extended to September 15, 2020, with a single payment of all unpaid principal and accrued interest then due, and the interest rate was increased to 36% per annum for any principal balance remaining unpaid past the extended maturity date. The loan was secured by certain assets of Sovereign Plastics. This loan was subject to covenants, whereby Sovereign Plastics was required to meet certain financial and non-financial covenants at the end of each fiscal year. This loan, plus all related accrued interest, was repaid in January 2021.

On March 19, 2020, we entered into a secured loan agreement in the amount of $2.0 million bearing interest at 5% per annum with a maturity date of August 31, 2020. Interest payments of $8 thousand were due monthly, with the full principal amount due at maturity. On August 5, 2020, the maturity date of this loan was extended to October 15, 2020. The loan was secured by certain intellectual property assets of our company. The proceeds of the loan were used to repay the balance of the CNB Note (revolving line of credit) that was entered into in 2017. In January 2021, this loan, plus all related accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020:

●	we assumed an equipment financing loan with an aggregate principal balance of $65 thousand, which is secured by the related equipment, bearing interest at 8.5% per annum. Monthly principal and interest payments of approximately $2 thousand were due over the term. This loan, plus all related accrued interest, was repaid in January 2021.

●	We assumed an equipment financing loan with an aggregate principal balance of $96 thousand, which is secured by the related equipment, bearing interest at 6.7% per annum. Monthly principal and interest payments of approximately $2 thousand were due over the term. This loan, plus all related accrued interest, was repaid in January 2021.

●	we assumed an equipment financing loan with an aggregate principal balance of $44 thousand, which is secured by the related equipment, bearing interest at 6.7% per annum. Monthly principal and interest payments of approximately $1 thousand were due over the term. This loan, plus all related accrued interest, was repaid in January 2021.

On December 8, 2020, we entered into a secured loan agreement pursuant to which we received a loan in the amount of $1.0 million that was evidenced by a promissory note in the principal amount of $1.1 million, including $0.1 million of original issue discount, that bore interest at the rate of 10% per annum and matured on January 6, 2021. Interest and principal were payable in full at maturity. The loan was guaranteed by VNC and was secured by our equity in VNC, substantially all of the assets of VNC and certain intellectual property assets of our company. As additional consideration for such loan, Daniel L. Hodges, our Chairman and Chief Executive Officer, transferred to the lender 16,667 shares of common stock. The proceeds of the loan were used for working capital purposes, including the acquisition of certain inventory As of December 31, 2020, an aggregate principal amount of $1.1 million was outstanding under this loan.  In January 2021, $350 thousand of this loan, plus all accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock. The remaining $750 thousand principal amount of this loan was fully repaid during January 2021.

On January 29, 2021, in connection with the acquisition of our new manufacturing facility in Tucson, Arizona, our wholly-owned subsidiary, AZCOMS LLC (“AZCOMS”), the purchaser of such facility, entered into a secured loan agreement pursuant to which it received a loan in the amount of up to $5.4 million that bore interest on the outstanding loan balance at the greater of (i) 8% per annum or (ii) 6.75% per annum in excess of the 1-month LIBOR rate, and matures on January 29, 2022. At the closing of the loan, the lender withheld $513 thousand of the loan amount as an interest reserve. In addition, $875 thousand of the loan amount was withheld to pay for lender-approved improvements to the property secured by the loan. Interest was payable monthly. The loan was due in full at maturity. Upon an event of default, the interest rate on the loan would have increased by an additional 5.00% per annum, and the outstanding principal amount of the loan, accrued interest thereon and fees would have become due on demand. Upon the maturity date and on any prepayments of the loan, AZCOMS will owe an exit fee equal to the greater of (a) $54 thousand, or (b) 1.00% of the unpaid loan balance and all unpaid accrued interest and fees. The loan was secured by the land, building and certain other assets of AZCOMS and was guaranteed by our company and by our Chief Executive Officer, Daniel L. Hodges.

On January 31, 2022, AZCOMS completed the sale of the land and building for approximately $15.8 million and $5.2 million of the principal amount of this loan and all accrued interest and fees was fully repaid.

On May 27, 2021, we entered into a securities purchase agreement with an investor, pursuant to which we sold to the investor a senior secured convertible promissory note in the original principal amount of $11 million and warrants to purchase up to 1,820,000 shares of our common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price of $10 million (representing an original issue discount of 10.0% on the note), of which we received $5,000,000 on May 28, 2021 and $5 million on June 2, 2021. On August 25, 2021, we entered into a first amendment and limited waiver to the securities purchase agreement dated as of May 27, 2021 and amended and restated the convertible note.

The amended note bears interest at the rate of 6% per annum from the date of funding and matures on May 27, 2023. We were required to make monthly interest and principal payments in 18 equal monthly instalments of $611 thousand each, commencing in November, 2021. So long as shares of our common stock are registered for resale under the Securities Act of 1933, as amended, or may be sold without restriction on the number of shares or manner of sale, we have the right to make interest and principal payments in the form of additional shares of common stock, which shares will be valued at 90% of the average of the five lowest daily volume weighted average price per share of the common stock during the ten trading days immediately preceding the date of issuance of such shares of common stock. As of December 31, 2021, an aggregate principal amount of $6.4 million was outstanding under this note.

The amended note is convertible by the holder in whole or in part at any time after the six-month anniversary of the issuance date into shares of common stock at a conversion price of $3.00 per share, subject to adjustment and certain limitations. We have the right to prepay the amended note at any time with no penalty. However, should we exercise our buy-back right, the holder of the amended note will have the option of converting 25% of the outstanding principal amount of the note into shares of common stock at a conversion price equal to the lower of (A) the repayment price, or (B) the conversion price then in effect. The amended note is guaranteed by our subsidiaries and is secured by a first priority lien on substantially all of our assets and properties and the assets and properties of our subsidiaries, subject only to the liens securing the approximately $1 million principal amount of outstanding indebtedness of one of our subsidiaries.

The warrants are exercisable to purchase up to 1,820,000 shares of common stock for a purchase price of $3.00 per share, subject to adjustment, at any time on or prior to May 27, 2026, and may be exercised on a cashless basis if the shares of common stock underlying the Warrants are not then registered under the Securities Act.

On August 25, 2021, we entered into a securities purchase agreement with an investor, pursuant to which we sold to the investor a senior secured convertible promissory note in the original principal amount of $5.8 million and warrants to purchase up to 1,315,789 shares of our common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price of $5 million (representing an original issue discount of 16.0% on the note), which $5 million we received on August 26, 2021.

The note bears interest at the rate of 6% per annum from the date of funding and matures on August 25, 2023. We were required to make monthly interest and principal payments in 18 equal monthly instalments of $322 thousand each, commencing in November, 2021. So long as shares of our common stock are registered for resale under the Securities Act of 1933, as amended, or may be sold without restriction on the number of shares or manner of sale, we have the right to make interest and principal payments in the form of additional shares of common stock, which shares will be valued at 90% of the average of the five lowest daily volume weighted average price per share of the common stock during the ten trading days immediately preceding the date of issuance of such shares of common stock. As of December 31, 2021, an aggregate principal amount of $4.8 million was outstanding under this note.

The note is convertible by the holder in whole or in part at any time after the six-month anniversary of the issuance date into shares of common stock at a conversion price of $3.00 per share, subject to adjustment and certain limitations. We have the right to prepay the amended note at any time with no penalty. However, should we exercise our buy-back right, the holder of the amended note will have the option of converting 33 1/3% of the outstanding principal amount of the note into shares of common stock at a conversion price equal to the lower of (A) the repayment price, or (B) the conversion price then in effect. The note is guaranteed by our subsidiaries and is secured by a first priority lien on substantially all of our assets and properties and the assets and properties of our subsidiaries, subject only to the liens securing the approximately $1 million principal amount of outstanding indebtedness of one of our subsidiaries.

The warrants are exercisable to purchase up to1,315,789 shares of common stock for a purchase price of $3.00 per share, subject to adjustment, at any time on or prior to August 25, 2026, and may be exercised on a cashless basis if the shares of common stock underlying the Warrants are not then registered under the Securities Act.

Notes Payable

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of a promissory note in the principal amount of $0.5 million bearing interest at 12.0% per annum with a maturity date of October 17, 2017. On October 1, 2019, the maturity date was extended until December 31, 2020 and the interest rate was reduced to 10% per annum. All unpaid accrued interest from October 2017 through September 30, 2019 was converted into 50,000 shares of common stock of the company. Accrued interest and the full principal balance were due at maturity. On April 30, 2020, we also issued 4,832 shares of common stock in lieu of an aggregate cash interest payment payable by ComSovereign through December 31, 2019 on this outstanding note payable. In January 2021, this note, plus all related accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of a promissory note in the principal amount of $175 thousand that bore interest at the rate of 15% per annum and was due on November 30, 2017. The interest rate increased to 18% per annum when the note became past due. On October 1, 2019, ComSovereign amended the promissory note to extend the maturity date to September 30, 2020 and to change the interest rate to 10% per annum. Both parties to the note also agreed to convert all unpaid accrued interest into 3,334 shares of common stock of the company. Accrued interest and principal were due and payable at maturity. This note, plus all related accrued interest, was repaid in January 2021.

In October 2017, DragonWave issued a 90-day promissory note in the principal amount of $4.4 million and received proceeds of $4.0 million. Through several amendments, accrued interest was charged at the rate of 8% per annum, payment terms were amended and the maturity date was extended to February 28, 2019. On September 3, 2019, the promissory note was increased to $5.0 million as all unpaid accrued interest was added to the principal balance. Additionally, the maturity date was extended to March 30, 2020 and the interest rate was changed to 10% per annum. Under this new amendment, principal and interest payments were due and payable monthly. On April 21, 2020, the maturity date of this note was extended to August 31, 2020, the interest rate was increased to 12% per annum, and we issued to the lender 33,334 shares of our common stock that have been treated as debt issuance costs. On August 5, 2020, $1.5 million principal amount of this note was extinguished in exchange for 333,334 shares of common stock with a fair value of $4.53 per share. In January 2021, this note, plus all related accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock.

On November 7, 2019, ComSovereign issued several promissory notes in the aggregate principal amount of $450 thousand that bore interest at 133% per annum which matured on December 6, 2019. An aggregate principal amount of $0.2 million was owed to three related parties out of the $450 thousand promissory notes. Accrued interest and principal were due and payable at maturity. We repaid $250 thousand of the aggregate principal amount of these promissory notes during the first quarter of 2020. An additional $133 thousand of the aggregate principal amount of these promissory notes, along with accrued interest and associated late fee penalties of $52 thousand, was fully extinguished on August 5, 2020 in exchange for 41,093 shares of common stock with a fair value of $4.53 per share. This note, plus all related accrued interest, was repaid in January 2021.

On March 5, 2020, we issued a promissory note for consideration totaling $446 thousand in the principal amount of $0.5 million that matured on November 30, 2020. Additionally, in lieu of interest, we issued to the lender 16,667 shares of our common stock. In January 2021, this note, plus all related accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020:

●	we entered into several promissory notes with the sellers in the aggregate principal amount of $410 thousand that did not bear interest and had a maturity date of June 30, 2020 and monthly principal payments. These notes, plus all related accrued interest, was repaid in January 2021.

●	we agreed to pay an aggregate of $166 thousand to the sellers on or before June 30, 2020. The agreement was not interest bearing. This loan, plus all related accrued interest, was repaid in January 2021.

●	we assumed a note payable in the amount of $87 thousand bearing interest at 3% per annum and with a maturity date of February 16, 2023. Monthly payments in the amount of $4 thousand for principal and interest are due over the term. As of December 31, 2021, an aggregate principal amount of $11 thousand was outstanding and past due under this note..

On May 29, 2020, we issued a promissory note in the principal amount of $290 thousand with an original issue discount of $40 thousand and a maturity date of December 31, 2020. The full $290 thousand balance was due at maturity, with interest accruing at a rate of 12% per annum for any principal balance remaining unpaid past the maturity date. In January 2021, this note, plus all related accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock.

Between July 2, 2020 and August 21, 2020, we borrowed an aggregate of $1.2 million from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes are between $50 thousand and $0.2 million. The notes bear interest at a rate of 15% to 18% and have maturity dates between October 13, 2020 and November 30, 2020. As additional consideration for such loans, Daniel L. Hodges, the Company’s Chairman and Chief Executive Officer, transferred to such investors an aggregate of 96,634 shares of common stock. On July 29, 2020, we sold 30,614 shares of common stock at a price of $3.00 per share to one of the accredited investors. In January 2021, $750 thousand of these notes, plus all related accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock. Also in January 2021, the remaining aggregate principal balance of $350 thousand, plus all related accrued interest, was paid.

Between November 4, 2020 and November 24, 2020, we borrowed an aggregate of $550 thousand from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes were between $50 thousand and $0.1 million. The loans bore interest at a rate of 15% and had maturity dates between January 31, 2021 and February 23, 2021. As additional consideration for such loans, Daniel L. Hodges, our Chairman and Chief Executive Officer, guaranteed the notes and transferred to such investors an aggregate of 38,334 shares of common stock. $0.5 million principal amount of these notes and accrued interest thereon was converted to shares of common stock in January 2021.The remaining note in the principal amount of $50 thousand was repaid in February 2021.

On July 1, 2020, we borrowed $50 thousand from Mr. Brent Davies, a director of our company, and issued to Mr. Davies a promissory note evidencing such loan that bore interest at 4.8% and matured on November 30, 2020. This loan, plus all related accrued interest, was repaid in January 2021.

During 2019, TM made loans to DragonWave in the aggregate principal amount of $1.3 million to embed TM’s modulation technology within DragonWave’s Harmony line of radios. These loans bore interest at 5% per annum and matured on December 31, 2020. Interest and principal was due at maturity. These loans were converted to shares of common stock on October 1, 2020.

On August 5, 2019, Mr. Hodges and his wife loaned DragonWave $0.2 million at an interest rate of 5.0% per annum with a maturity date of December 31, 2020. Interest was payable monthly while the full principal balance was due at maturity. This loan, plus all related accrued interest, was repaid in January 2021.

Between October 15, 2020 and December 28, 2020, we borrowed an aggregate of $0.6 million from a related party and issued promissory notes evidencing such loans. The principal amounts of the notes were between $0.1 million and $350 thousand, and such notes bore interest at 10% per annum and were due between January 14, 2021 and March 28, 2021. These notes, plus all related accrued interest, were repaid in January 2021.

Between November 13, 2020 and December 24, 2020, we borrowed an aggregate of $160 thousand from a member of our board of directors and issued promissory notes evidencing such loans. The principal amounts of the notes were between $40 thousand and $120 thousand, and such notes bore interest at 8% per annum and were due between February 12, 2021 and March 23, 2021. In January 2021, this note, plus all related accrued interest, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock.

In connection with our acquisition of Fastback on January 29, 2021, we issued to the sellers $1.5 million aggregate principal amount of term promissory notes. The individual principal amounts of the notes ranged from $2 thousand to $393 thousand. These notes bore interest at the rate of 10% per annum and matured on the earlier of (i) January 1, 2022, (ii) the date on which an aggregate of $6.0 million worth of products and services were sold following the acquisition date by (A) Fastback or (B) our company and our subsidiaries (other than Fastback) to certain specified Fastback customers, or (iii) the date on which we issued and sold shares of our common stock or debt securities to investors in a bona-fide arms-length financing transaction for aggregate consideration of at least $12.0 million. Interest was payable in cash semiannually in arrears on each June 1 and December 1, commencing on June 1, 2021, and on the maturity date. Upon an event of default, the interest rate would have automatically increased to 15% per annum compounded semiannually. These notes matured on February 10, 2021 and were repaid in full in the first quarter 2021.

Senior Debentures

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of $0.1 million aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $24.00 or (2) 80% of the common stock price offered under the next equity offering. As of December 31, 2019, an aggregate principal amount of $0.1 million was outstanding under these debentures. On April 30, 2020, these debentures were modified to remove the conversion feature and provide for the settlement of these debentures only in cash. This debenture, plus all related accrued interest, was repaid in January 2021.

Convertible Notes Payable

On July 7, 2020, we sold a convertible promissory note in the principal amount of $286 thousand with an original issue discount of $36 thousand that bore interest at the rate of 12.5% per annum, and warrants to purchase an additional 52,910 shares of common stock. Warrants to purchase up to 9,260 shares of common stock were also issued to an unrelated third-party as a placement fee for the transaction. In connection with this note, we recognized a Beneficial Conversion Feature (“BCF”) of $140 thousand, a debt discount of $50 thousand associated with the issuance of warrants to the note holder, and debt issuance costs of $36 thousand, which were all recorded as debt discounts. On July 28, 2020, we defaulted on this note under the related Registration Rights Agreement by not filing a registration statement within 90 days of the initial April 29, 2020 note origination date. As a result, the aggregate principal balance increased by $88 thousand, which was composed of an $86 thousand penalty payment-in-kind and a $2 thousand interest payment-in-kind, representing 130% of the outstanding principal and accrued interest balance on the default date. In addition, the interest rate was increased to 24% per annum, and the note and accrued interest was due on-demand. During the three and year ended September 30, 2020, $261 thousand of the amounts recorded as debt discounts were amortized and recognized in interest expense in the Consolidated Statement of Operations. In January 2021, this note, plus all accrued interest, was converted into shares of common stock.

On August 21, 2020, we sold a $1.7 million convertible promissory note with an original issue discount of $0.2 million that bore interest at the rate of 5.0% per annum and matured on November 20, 2020. Accrued interest and principal were due on the maturity date. Additionally, as additional consideration for the loan, we issued to the lender 133,334 shares of our common stock. We also issued to an unrelated third-party as a placement fee for the transaction warrants to purchase up to 17,857 shares of our common stock at an exercise price of $8.40 per share at any time on or prior to August 21, 2025. This note, plus all related accrued interest, was repaid in January 2021.

In connection with our acquisition of Fastback on January 29, 2021, we issued to the sellers $11.2 million aggregate principal amount of convertible promissory notes. The individual principal amounts of the notes ranged from $6 thousand to $5.6 million. These notes initially bear interest at the rate of 1.01% per annum, which is to be adjusted to the prime rate as published by the Wall Street Journal on each annual anniversary of the issuance date, and mature on January 29, 2026. Interest is payable in cash annually in arrears on each January 1. Commencing on January 29, 2022, the principal and accrued interest on these notes may be converted in full to shares of our common stock at a conversion price of $5.22 per share, subject to adjustment. Upon an event of default, the interest rate will automatically increase to 15% per annum compounded annually, and all unpaid principal and accrued interest may become due on demand. Upon maturity, the interest rate will automatically increase to 15% per annum compounded annually on any unpaid principal. There is a provision in the notes held by the selling shareholders of our Fastback radio line which indicates that an event of default can be declared if the Company fails to file its requisite securities filings timely and the event(s) is not cleared. To date, while the holders have reserved their rights, the Company has been in amicable dialogue with them about the late filings and has a plan to regain compliance in such filings in the very near future. No adverse actions have been taken against the Company and we expect none insofar as filing currency and compliance is regained quickly.

In connection with our acquisition of Innovation Digital on June 3, 2021, we issued to the seller a convertible promissory note in the principal amount of $600 thousand. The convertible promissory bears interest at the rate of 5% per annum, matures on June 3, 2022 and is convertible into shares of our common stock commencing on December 3, 2021 at an initial conversion price of $2.35 per share; provided, however, that on the maturity date, the holder may (i) demand payment of the entire outstanding principal balance and all unpaid accrued interest under Convertible Note or (ii) continue to hold the Convertible Note, in which case the convertible note shall thereafter accrue interest at the rate of 10% per annum, compounded annually, until such time as (x) the holder makes a demand of payment and the convertible note is repaid in full; or (y) the convertible note is converted in full. If the convertible note is converted into shares of our common stock after the maturity date of the convertible note, the conversion price will be the closing price of our common stock on the date the conversion notice is provided to us. As of December 31, 2021, an aggregate principal amount of $600 thousand was outstanding under this note. On June 3, 2022 this note went into default. On June 23, the Company reached an agreement with the former owners of Innovation Digital to return to the former owners of Innovation Digital 15 patents and 5 pending or provisional patents to those former owners in return for the cancelation of the outstanding $600,000 promissory note, the return of 500,000 shares of common stock, and the waiver of certain severance payments

Senior Convertible Debentures

On September 24, 2019, ComSovereign sold $250 thousand aggregate principal amount of 10% Senior Convertible Debentures that bore interest at the rate of 10% per annum and was scheduled to mature on December 31, 2021. Interest was paid semi-annually in arrears in June and December of each year in cash or, at ComSovereign’s option, in shares of common stock at the conversion price that was equal to the lesser of (1) $7.50 or (2) a future effective price per share of any common stock sold. Upon an event of default, the interest rate would have automatically increased to 15% per annum. As of December 31, 2019, an aggregate principal amount of $250 thousand was outstanding under these debentures. On April 30, 2020, these debentures were amended to provide for the conversion of the debentures into shares of our common stock instead of ComSovereign’s common stock. Additionally, the conversion price was changed from $7.50 per share to $2.27 per share. In January 2021, this debenture, plus all related interest, was converted into shares of common stock.

On July 2, 2020, we sold $1.0 million aggregate principal amount of 9% Senior Convertible Debentures to an accredited investor that bore interest at the rate of 9% per annum and had a maturity date of September 30, 2020. On September 30, 2020, the maturity date of these debentures was extended to November 30, 2020. Accrued interest and principal were due on the maturity date, with interest paid in cash or, at our option, in shares of common stock at the conversion price of $3.00 per share. Upon an event of default, the interest rate would have automatically increased to 15% per annum. The debentures were convertible into shares of common stock at a conversion price of $3.00 per share. We also issued warrants to purchase 33,334 shares of common stock that are exercisable for a purchase price of $3.00 per share, at any time on or prior to the earlier of December 31, 2022 or the second anniversary of our consummation of a public offering of our common stock in connection with an up-listing of the common stock to a national securities exchange, which occurred on January 26, 2021. In January 2021, principal of $0.9 million related to this debenture was converted into shares of common stock. Also in January 2021, the remaining principal amount of $0.1 million, plus all accrued interest, was extinguished in exchange for common stock and warrants to purchase common stock.

Paycheck Protection Program of the CARES Act

Between April 30 and May 26, 2020, six of our subsidiaries received loan proceeds in the aggregate amount of $455 thousand under the Paycheck Protection Program (“PPP”). The PPP loan has a maturity of two years and an interest rate of 1% per annum. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable pursuant to section 1106 of the CARES Act, after a period of up to 24 weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 40 percent of the amount forgiven can be attributable to non-payroll costs. Further, the amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period of up to 24 weeks. $453 thousand was fully forgiven in 2021. As of December 31, 2021, an aggregate amount of principal of $2 thousand was outstanding under these loans.

In connection with the VNC acquisition on July 6, 2020, we assumed a PPP loan in the principal amount of $24 thousand bearing interest at 1% per annum and with a maturity date of May 14, 2022. Terms are consistent with our other PPP loans. This loan was fully forgiven during the third quarter of 2021.

On August 11, 2020, one of our subsidiaries received loan proceeds in the aggregate amount of $104 thousand under the PPP. The PPP loan has a maturity of five years and an interest rate of 1% per annum. Terms are consistent with our other PPP loans. This loan was fully forgiven during the third quarter of 2021.

Sources and Uses of Cash

(Amounts in thousands)	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Cash flows used in operating activities	$(39,521)	$(6,020)
Cash flows (used in) provided by investing activities	(9,472)	(3,323)
Cash flows provided by financing activities	50,138	9,238
Effect of exchange rates on cash	23	23
Net (decrease)/increase in cash and cash equivalents	$1,168	$(82)

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $39.5 million. Net cash used in operating activities primarily consisted of the net operating loss of $153.0 million, which was offset by depreciation and amortization of $14.7 million, impairment of intangibles and goodwill of $43.7 million and $62.4 million, respectively, and working capital changes of $16.4 million.

For the year ended December 31, 2020, net cash used in operating activities was $6.0 million. Net cash used in operating activities primarily consisted of the net operating loss of $37.1 million and the effect of deferred income taxes of $2.9 million, which was offset by depreciation and amortization of $12.5 million, amortized discounts and debt issuance costs on our outstanding debt of $8.9 million, other noncash charges of $3.1 million, and bad debt expense of $1.0 million. Additionally, working capital changes provided $8.4 million in cash during the period.

Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was $9.5 million. Investing activities primarily consisted of the acquisition of the net assets of Fastback, Sky Sapience, RVision, Innovation Digital, RF Engineering and SAGUNA for purchase prices of $13.9 million, $11.8 million, $5.5 million, $9.0 million, $2.8 million and $9.9 million, respectively.

For the year ended December 31, 2020, net cash used in investing activities was $3.3 million. Investing activities primarily consisted of the acquisition of the net assets of Sovereign Plastics and VNC for purchase prices of $0.8 million and $18.8 million, respectively. The purchase price of the assets of Sovereign Plastics included cash paid on the closing date of $0.3 million and short-term debt incurred to the sellers of $0.6 million. The purchase price of VNC included cash paid on the settlement date of $2.9 million, shares with values at the acquisition date of $11.9 million, warrants and options with values at the acquisition date of $3.8 million and a note receivable of $0.3 million.

Financing Activities

For the year ended December 31, 2021, financing activities provided cash of $50.1 million. Financing activities primarily consisted of net proceeds from the sale of common stock from the public offerings of $39.7 million and net proceeds of borrowings of $14.3 million, which was offset by the repayment of debt of $9.9 million and the repayment of related party notes of $1.0 million.

For the year ended December 31, 2020, financing activities provided cash of $9.2 million. Financing activities primarily consisted of $12.3 million of proceeds from the issuance of debt, which was offset by the repayment of $2.0 million on the line of credit and the repayment of $1.1 million of debt.

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

Accounts Receivable and Credit Policies

Trade accounts receivable consist of amounts due from the sale of our products and services. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 45 days of receipt of the invoice. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. As of December 31, 2021, we characterized $1.2 million as uncollectible.

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

For the year ended December 31, 2021, we recorded impairment charges of $106.1 million in respect to our acquisitions of 13 businesses. The impairment charge is related to goodwill in the amount of $62.4 million and total intangibles in the amount of $43.7 million, specifically trade names, licenses, technology, and customer relationships, in the amounts of $4.9 million, $281 thousand, $16.8 million, and $21.7 million, respectively. Three entities account for approximately 70% of the balance of intangibles, post-impairment, including Lextrum, VEO and Fastback in the amounts of $6.2 million, $3.3 million, and $1.8 million, respectively. The remaining 30% is across ten entities which were mostly acquired in 2020 and 2021. All the impairment charges are recognized in the consolidated income statement within the operating (loss)/profit.

Throughout the past 3-5 years, we targeted companies with technology that fit our portfolio and align with our strategic vision for 5G innovation. The impairment was primarily driven by lackluster business performance as a result of turbulent economic factors such as the impact of COVID-19, chip shortages, our declining stock price and our inability to secure adequate funding to service our customers. We believe that in the absence of future positive cash flow, declines in revenue generation, or continued difficult business conditions, further impairments may be required. The Company will monitor such economic conditions and record such additional charges when and if necessary.

We account for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, we adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. For the year ended December 31, 2021, we recorded an impairment charge of $62.4 million.

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

Share-Based Compensation

We account for share-based compensation costs in accordance with ASC 718, Compensation – Stock Compensation. ASC 718, which requires companies to measure the cost of awards of equity instruments, including stock options and restricted stock awards, based on the grant-date fair value of the award and to recognize it as compensation expense over the employee’s requisite service period or the non-employee’s vesting period. An employee’s requisite service period is the period of time over which an employee must provide service in exchange for an award under a share-based payment arrangement and generally is presumed to be the vesting period.

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

Our Consolidated Financial Statements and supplementary data are on pages F-1 through F-58.

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

We are continuing to grow and evolve. During 2021, we acquired six different companies and continue to acquire companies. Our growth and the absorption of acquired companies increases the strain on our limited staff and our accounting systems. Additionally, operations do not yet generate enough cash to fund operations causing management to rely on financing activities to maintain the level of operations and funding needed for anticipated growth. In combination, these activities put stress on our overall controls and procedures.

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

Our management, consisting of our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. The Company’s management has concluded that our lack of segregation of duties, lack of in-house personnel with sufficient experience with U.S. GAAP to address the accounting for complex financial transactions, could reasonably result in a material misstatement of the Company’s annual or interim financial statements that may not be prevented or detected on a timely basis. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. In addition, as conditions change over time, so too may the effectiveness of internal controls. However, management believes that the financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the period presented.

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

Our management, consisting of our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of December 31, 2021 based on the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, and taking into account the operating structure of our company, as well as the eight acquisitions by our company in fiscal years 2021 and 2020, and the five acquisitions completed by ComSovereign Corp. as a privately-held company in fiscal 2019, management identified the material weaknesses with respect to deficiencies in our financial closing and reporting procedures identified above. Management believes this is due to a lack of resources. Management intends to add accounting personnel, operating staff, and utilize consultants, where appropriate. In addition, Management intends to invest in more sophisticated accounting and finance systems in order to improve our internal and external reporting procedures and internal controls, subject to available capital. Until we have adequate resources to address these issues, any material weaknesses may materially adversely affect our ability to accurately report our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements of our various financing agreements.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The following table sets forth the names and ages of the members of our Board of Directors. Our Board of Directors elects our executive officers annually by majority vote. Each director’s term continues until his or her successor is elected or qualified at the next annual meeting, unless such director earlier resigns or is removed.

Name	Age	Positions and Offices
Daniel L. Hodges	56	Chairman of the Board and Chief Executive Officer
John E. Howell	52	President and Director
Richard J. Berman	80	Director
Brent M. Davies	73	Director
Kay Kapoor	59	Director
James A. Marks	69	Director

The following is information about the experience and attributes of the members of our Board of Directors and senior executive officers as of the date of this Annual Report. The experience and attributes of our directors discussed below provide the reasons that these individuals were selected for board membership, as well as why they continue to serve in such positions.

Daniel L. Hodges was appointed our Chairman and Chief Executive Officer upon the closing of our acquisition of COMSovereign Corp. on November 27, 2019. Prior to joining our company, beginning in January 2019, Mr. Hodges was the Chief Executive Officer and co-founder of COMSovereign Corp. In 2016, prior to his tenure with COMSovereign Corp., Mr. Hodges co-founded Transform-X, Inc., the former owner of our DragonWave-X and Lextrum subsidiaries and served as Chairman from 2016 to January 2019. Mr. Hodges also founded and served as Chief Executive Officer of Medusa Scientific LLC, a science and engineering research and development company (“Medusa”). When one of Medusa’s technologies showed commercial promise, he made the decision to spin it off and formed TM Technologies, Inc., in 2013 to commercialize the proprietary modulation technology owned by Medusa. He continues to serve as Board Chairman and Chief Executive Officer of TM Technologies, Inc. We believe Mr. Hodges has an extraordinary business development mind-set, strong investigative research experience and deep experience within both the commercial sector and the U.S. Department of Defense and related areas. In addition to his commercial successes, Mr. Hodges served for 26 years as a military member, rising to the rank of Lieutenant Colonel and spending his last 18 years in service as a senior flight instructor with the Air National Guard. Mr. Hodges retired from the military in September 2014. In addition, Mr. Hodges holds multiple U.S. patents as inventor, including a “Method and System for a Grass Roots Intelligence Program” along with numerous radar and communications and radar related technologies. As an author, he wrote and published a volume titled “Future Span” covering current and future U.S. energy paradigms. As the founder and leader of multiple enterprises, he has built organizations from inception that included subsidiaries covering focus areas of aerospace, marine, communications and scientific research and development. Our Nominating and Corporate Governance Committee and Board believe that Mr. Hodges broad business experience and his experience as the chief executive officer of our company qualifies him to serve on our board of directors.

John E. Howell was appointed our President and as a director of our company upon the closing of our acquisition of COMSovereign Corp. on November 27, 2019. Prior to assuming these roles, beginning in January 2019, Mr. Howell was Secretary and a director of COMSovereign Corp. Prior to his tenure with COMSovereign Corp., Mr. Howell co- founded Transform-X, Inc., the former owner of our DragonWave-X and Lextrum subsidiaries, and served as its Chief Executive Officer from 2016 to January 2019. Since November 2015, Mr. Howell also has held senior roles within TM Technologies, Inc., including as President of TM Global, LLC. Prior to joining TM Global, Mr. Howell was a co-founder of the Willowdale Family of boutique advisory companies. Mr. Howell is also an active leader with a number of national non-profits, particularly in the fields of children’s health and veterans’ affairs. Mr. Howell currently serves as a member of the National Board of Directors of the Muscular Dystrophy Association. Mr. Howell also serves as President and director of The Rip Van Winkle Foundation, the New York-based Foundation funded largely with proceeds from the estate of late New York Yankee, Henry “Lou” Gehrig and his wife Eleanor. Previously, Mr. Howell served the U.S. government in a variety of uniformed and civilian capacities worldwide for the United States Army and Central Intelligence Agency. Mr. Howell is both Airborne and Ranger Qualified. Mr. Howell is a Fulbright Scholar and alumnus of Davidson College. Our Nominating and Corporate Governance Committee and Board believe that Mr. Howell’s broad business experience and his experience as a senior executive officer of our company and of several of our subsidiaries qualifies him to serve on our board of directors.

Richard J. Berman was appointed to our board of directors upon the closing of our acquisition of COMSovereign Corp. on November 27, 2019. Mr. Berman’s business career spans over 35 years of venture capital, senior management, and merger and acquisitions experience. In the past five years, Mr. Berman has served as a director and/or officer of over a dozen public and private companies. Mr. Berman currently serves on the board of the following public companies: BioVie Inc., Context Therapeutics Inc., and Cryoport Inc. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; he created the largest battery company in the world, in the 1980’s, by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); he helped create SoHo, the lower Manhattan neighborhood in NYC, by developing five buildings; and he advised on over $4 billion M&A transactions, completing over 300 deals. Mr. Berman is a past Director of the Stern School of Business of NYU where he obtained his B.S. and M.B.A. degrees. He also has U.S. and foreign law degrees from Boston College and The Hague Academy of International Law. Our Nominating and Corporate Governance Committee and Board believe that Mr. Berman’s extensive leadership experience in the management of technology companies as well as his financial expertise and significant experience in mergers and acquisitions qualifies him to serve on our board of directors.

Brent M. Davies was appointed to our board of directors upon the closing of our acquisition of COMSovereign Corp. on November 27, 2019. Mr. Davies is a partner in his accounting practice in Salt Lake City, Utah. He has previously served as Chief Financial Officer of Patient Central Technologies, Inc. and Chief Executive Officer of Robison, Hill & Co. Mr. Davies graduated from the University of Utah with a B.S. in Marketing and a B.S. in Management. After serving as a manager at S. S. Kresge Co. (K-Mart), he returned to school and received a B.S. in Accounting and an MBA (accounting option) from the University of Wyoming. He is a Certified Management Accountant and has CPA certificates from California, Nevada, Utah and Wyoming. He has had more than 45 years of diversified public accounting, industry and teaching experience, including national accounting firm auditing experience; serving as a controller of a small privately-owned company; serving on the board of directors of several small public and private companies; and participating in accounting and marketing research projects that resulted in two of the articles that he wrote being published in national magazines. During his career in public accounting, he has been involved with various oil and gas, coal, gold, silver, phosphate, sand and gravel mining companies as a consultant, tax preparer, auditor (well over 300 audits) and in financial statement preparation. He has also served on the board of directors for two mining companies. He has taught various tax and accounting courses at the University of Wyoming and has been a frequent speaker at seminars and workshops sponsored by professional, civic and private groups. Our Nominating and Corporate Governance Committee and Board believe that Mr. Davies’ extensive financial expertise and significant experience in public company financial leadership qualifies him to serve on our board of directors.

Kay Kapoor joined our board of directors upon the closing of the Prior Offering in January 2021. Since January 2018, Ms. Kapoor has been the Chief Executive Officer of Arya Technologies, an advisory and consulting firm that provides expertise in technology and telecommunication for government, public and private clients. From January 2013 to October 2017, Ms. Kapoor was the Executive Vice President and President of AT&T’s Global Public Sector organization, a $15 billion segment of its business that provides technology and communications solutions to government and education customers across federal, state, local and international markets. From January 2011 to October 2012, Ms. Kapoor served as chairman and Chief Executive Officer of Accenture Federal Services (AFS), a wholly-owned subsidiary of Accenture LLC. From November 1990 to October 2010, she was employed at Lockheed Martin Corporation where she led complex organizational units and government relations. She ultimately served as Vice President of Lockheed Martin’s $4 billion, 13,000-employee Information Systems& Global Solutions Civil unit. Ms. Kapoor is the recipient of numerous industry awards, including the Stevie Award for Woman of the Year in Business Services, the Women in Technology Leader Award, the prestigious Janice K. Mendenhall Spirit of Leadership Award, the FCW Fed100 Award and the Asian American Engineer of the Year Award. Ms. Kapoor has a seat on the Dean’s Council at Johns Hopkins University. Ms. Kapoor earned a master’s degree in business from Johns Hopkins University complemented by executive programs at MIT and Harvard University and earned her bachelor’s degree in information systems from the University of Maryland. Our Nominating and Corporate Governance Committee and Board believe that Ms. Kapoor’s significant experience across the technology, telecommunications and defense markets, including expertise in government programs, mergers and acquisitions, sales and marketing, and telecom technology qualifies her to serve on our board of directors.

James A. Marks was appointed to our Board of Directors upon the closing of our acquisition of COMSovereign on November 27, 2019. James A. “Spider” Marks is the President of The Marks Collaborative, an advisory firm dedicated to the development and transformation of corporate leaders and their organizations. He has led business ventures that included entrepreneurial efforts in education, energy, information technology, and primary research. General Marks spent over 30 years in the United States Army holding every command position from infantry platoon leader to commanding general. Significantly, in industry he was responsible for creating, training and managing a company that staffed over 10,000 linguists in Iraq generating annual revenues of over $700 million in less than a year. He has led large multinational organizations and universities within NATO, the European Union, Korea, Southeast Asia, and the Middle East. General Marks is a published author, routine guest speaker, leader and senior advisor for multiple corporations, and has been an on-air military and intelligence analyst to CNN. In governmental relations, he prepared and presented testimonies for intelligence, armed services, and appropriations committees of both houses of the U.S. Congress. He is an Honor Graduate of the U.S. Army’s Ranger School and a member of the Military Intelligence Hall of Fame. General Marks has a Bachelor of Science degree in Engineering from the United States Military Academy at West Point, NY and a Master of Arts degree in Foreign Affairs from the University of Virginia. Our Nominating and Corporate Governance Committee and Board believe that Mr. Marks’ extensive leadership experience as well as his significant experience in government relations and contracting qualifies him to serve on the board of directors.

Family Relationships

No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

Meetings of the Board of Directors

During the fiscal year ended December 31, 2021, our Board of Directors held six meetings and approved 19 actions by unanimous written consent. We expect our directors to attend all meetings of our Board of Directors and the committees thereof on which such directors serve and to spend the time needed to prepare for such meetings and meet as frequently as necessary to properly discharge their responsibilities.

Board Composition and Structure; Director Independence

Our business and affairs are managed under the direction of our board of directors, which is currently comprised of six members. The term of office for each director will be until his or her successor is elected at our next annual meeting or his or her death, resignation or removal, whichever is earliest to occur.

While we do not have a stand-alone diversity policy, in considering whether to recommend any director nominee, including candidates recommended by stockholders, we believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. As set forth in our corporate governance guidelines, when considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors and director nominees will provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Our board of directors expects a culture of ethical business conduct, and encourages each member to conduct a self-review to determine if he or she is providing effective service with respect to both our company and our stockholders. Should it be determined that a member of our board of directors is unable to effectively act in the best interests of our stockholders, such member would be encouraged to resign.

Board Leadership Structure

Our amended and restated bylaws and our corporate governance guidelines provide our board of directors with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our company. Daniel L. Hodges currently serves as our Chief Executive Officer and Chairman of the Board.

As Chairman of the Board, Mr. Hodge’s key responsibilities will include facilitating communication between our board of directors and management, assessing management’s performance, managing board members, preparation of the agenda for each board meeting, acting as chair of board meetings and meetings of our company’s stockholders and managing relations with stockholders, other stakeholders and the public.

We will take steps to ensure that adequate structures and processes are in place to permit our board of directors to function independently of management. The directors will be able to request at any time a meeting restricted to independent directors for the purposes of discussing matters independently of management and are encouraged to do so should they feel that such a meeting is required.

Committees of our Board of Directors

The standing committees of our board of directors consist of an audit committee, a compensation committee and a nominating and corporate governance committee. Each of the committees reports to our board of directors as they deem appropriate and as our board may request. Each committee of our board of directors has a committee charter that will set out the mandate of such committee, including the responsibilities of the chair of such

The composition, duties and responsibilities of these committees are set forth below.

Audit Committee

The audit committee is responsible for, among other matters:

●	appointing, retaining and evaluating our independent registered public accounting firm and approving all services to be performed by them;

●	overseeing our independent registered public accounting firm’s qualifications, independence and performance;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and

●	reviewing and approving related person transactions.

Our audit committee consists of three of our directors, Richard J. Berman, Brent M. Davies and James A. Marks, each of whom meets the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 under the Exchange Act and Nasdaq rules. Mr. Davies serves as chairman of our audit committee. Our board of directors has determined that Mr. Berman and Mr. Davies qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K under the Securities Act. The written charter for our audit committee is available on our corporate website at www.COMSovereign.com. The information on our website is not part of this Annual Report.

Report of the Audit Committee of the Board of Directors

Our audit committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2021 with our management. Our audit committee also has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (“PCAOB”). In addition, our audit committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered accountants firm’s communications with the audit committee concerning independence, and has discussed with our independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, our audit committee has recommended to our Board that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Submitted by the Audit Committee,

Brent M. Davies, Chair

Richard J. Berman

James A. Marks

Compensation Committee

The compensation committee is responsible for, among other matters:

●	reviewing key employee compensation goals, policies, plans and programs;

●	reviewing and approving the compensation of our directors, chief executive officer and other executive officers;

●	producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	administering our stock plans and other incentive compensation plans.

Our compensation committee consists of three of our directors, Messrs. Berman and Davies and Ms. Kapoor, each of whom meets the definition of “independent director” under the rules of Nasdaq and the definition of non-employee director under Rule 16b-3 promulgated under the Exchange Act. Mr. Berman serves as chairman of our compensation committee. Our board of directors has adopted a written charter for the compensation committee, which is available on our corporate website at www.COMSovereign.com. The information on our website is not part of this Annual Report.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of another entity that had one or more of its executive officers serving as a member of our board of directors or compensation committee. None of the members of our compensation committee, when appointed, will have at any time been one of our officers or employees.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee will be responsible for, among other matters:

●	determining the qualifications, qualities, skills and other expertise required to be a director and developing and recommending to the board for its approval criteria to be considered in selecting nominees for director;

●	identifying and screening individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;

●	overseeing the organization of our board of directors to discharge our board’s duties and responsibilities properly and efficiently;

●	reviewing the committee structure of the board of directors and the composition of such committees and recommending directors to be appointed to each committee and committee chairmen;

●	identifying best practices and recommending corporate governance principles; and

●	developing and recommending to our board of directors a set of corporate governance guidelines and principles applicable to us.

Our nominating and corporate governance committee consists of three of our directors, Messrs. Berman, Davies and Marks, each of whom meets the definition of “independent director” under the rules of Nasdaq. Mr. Marks serves as chairman of our nominating and corporate governance committee. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at www.COMSovereign.com. The information on our website is not part of this Annual Report.

Other Committees

Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Director Term Limits

Our board of directors has not adopted policies imposing an arbitrary term or retirement age limit in connection with individuals serving as directors as it does not believe that such a limit is in the best interests of our company. Our nominating and corporate governance committee will annually review the composition of our board of directors, including the age and tenure of individual directors. Our board of directors will strive to achieve a balance between the desirability of its members having a depth of relevant experience, on the one hand, and the need for renewal and new perspectives, on the other hand.

Diversity Policy

Our board of directors is committed to nominating the best individuals to fulfill director and executive roles. Our board has not adopted policies relating to the identification and nomination of diverse directors and executives and as it does not believe that it is necessary in the case of our company to have such written policies at this time. Our board of directors believes that diversity is important to ensure that board members and senior management provide the necessary range of perspectives, experience and expertise, as well as a diversity of personal characteristics that may include, but are not limited to, gender, race, ethnicity, national origin, sexual orientation, age, and geography, required to achieve effective stewardship and management. We have not adopted a target regarding diversity on our board or regarding diversity in executive officer positions as our board believes that such arbitrary targets are not appropriate for our company.

Board Diversity Matrix (as of August 1, 2022)

Total Number of Directors	6
	Female	Male	Non-Binary	Did not Disclose Gender
Gender:
Directors	1	5	0	0
Number of Directors who identify in Any of the Categories Below:
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
South Asian	1	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	0	5	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Persons with Disabilities	0
Did Not Disclose Demographic Background	0

Risk Oversight

Our board of directors oversees the risk management activities designed and implemented by our management. Our board of directors executes its oversight responsibility for risk management both directly and through its committees. The full board of directors also considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, our board of directors regularly receives detailed reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

Our board of directors has delegated to the audit committee oversight of our risk management process. Our other board committees also consider and address risk as they perform their respective committee responsibilities. All committees report to the full board of directors as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Stockholder Communications with the Board of Directors

Our board of directors has adopted a formal process by which stockholders may communicate with our board of directors or any of its directors. Stockholders who wish to communicate with our board of directors may do so by sending written communications addressed to: General Counsel and Secretary of COMSovereign Holding Corp., 6890 E Sunrise Drive, #120-506, Tucson, AZ 85750. These communications will be reviewed by the General Counsel and Secretary of COMSovereign, who will determine whether the communication is appropriate for presentation to our board of directors or the relevant director. The purpose of this screening is to allow our board of directors to avoid having to consider irrelevant or inappropriate communications (such as advertisements, solicitations and hostile communications). The screening procedures have been approved by a majority of the independent directors. All communications directed to our audit committee that relate to questionable accounting or auditing matters will be promptly and directly forwarded to our audit committee.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	to our knowledge, except as included in the biographical information included herein with respect to our executive officers and directors, any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the CFTC to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being the subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being the subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our employees, including our chief executive officer, chief financial officer and principal accounting officer. Our Code of Ethics will be available on our website at www.COMSovereign.com by clicking on “Investors.” If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer, financial and accounting officers by posting the required information on our website at the above address within four business days of such amendment or waiver. The information on our website is not part of this Annual Report.

Our board of directors, management and all employees of our company are committed to implementing and adhering to the Code of Ethics. Therefore, it is up to each individual to comply with the Code of Ethics and to be in compliance of the Code of Ethics. If an individual is concerned that there has been a violation of the Code of Ethics, he or she will be able to report in good faith to his or her superior. While a record of such reports will be kept confidential by our company for the purposes of investigation, the report may be made anonymously and no individual making such a report will be subject to any form of retribution.

Executive Officers

The following table sets forth the names and ages of our named executive officers and the positions held by each. Our board of directors elects our executive officers annually by majority vote.

Name	Age	Positions and Offices
Daniel L. Hodges	56	Chairman of the Board and Chief Executive Officer
John E. Howell	52	President and Director
Dustin McIntire, Ph.D.	48	Chief Technology Officer
Kevin M. Sherlock	61	General Counsel and Secretary

Executive Officers who are not Directors

The following sets forth certain information about the experience and attributes of our executive officers who are not directors:

Dustin McIntire, Ph.D. was appointed our Chief Technology Officer upon the closing of our acquisition of ComSovereign in November 2019. Dr. McIntire is an electrical design engineer with more than 20 years of experience designing hardware and software for embedded and consumer electronics, wireless communications systems, and the Internet of Things. Additionally, he has an acute broad area expertise over several technological fields and is a skilled technologist and systems architect with a history of successfully leading projects and teams from concept through production utilizing extensive background in computer architecture, low power circuits, embedded software, and communications protocols. He possesses a sharp ability to architect, design, fabricate, and manufacture successful products from concept to high volume production. Examples include co-founding of a cloud-based SaaS company providing IoT services, hosting hundreds of thousands of devices for multiple Fortune 500 companies, and developing a scalable edge computing system to perform distributed tracking using multimodal sensing assets. Companies he has led as either Chief Technologist, Chief Technology Officer or Chief Executive Officer include Tranzeo Wireless Technologies, Inc., Arrayent, Inc., Prodeo Systems, Inc. and Silver-Bullet Technology, Inc. He holds a B.S. from Stanford, and M.S. and Ph.D. degrees in Electrical Engineering from UCLA.

Kevin M. Sherlock was appointed our General Counsel and Secretary in January 2020. Prior to joining our company, Mr. Sherlock was a partner in the law firm of Heurlin Sherlock, PC, in Tucson, Arizona, which he co-founded in 2008 and where he focused primarily on business litigation, securities arbitration, and security clearance matters. While in the private practice of law, Mr. Sherlock also gained considerable experience in corporate structures and mergers and acquisition work. Mr. Sherlock is licensed to practice law in Washington D.C., Florida and Arizona. Mr. Sherlock earned a Bachelor of Science degree in Multinational Business Operations from Florida State University and a Juris Doctorate from Georgetown University Law Center.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners of our capital stock were complied with.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Daniel L. Hodges (4)	2021	$250,000	$—	$—	$3,409,550	$16,641	$3,676,191
Chairman and Chief Executive Officer	2020	150,000	—	81,996	—	15,000	246,996

John E. Howell (5)	2021	250,000	—	—	1,035,766	5,107	1,290,873
President	2020	150,000	—	81,996	—	15,000	246,996

Dustin H. McIntire, Phd (6)	2021	225,000	—	—	460,750	16,830	702,580
Chief Technology Officer	2020	150,000	—	81,996	—	15,000	246,996

Kevin M. Sherlock (7)	2021	225,000	—	—	460,750	316	686,066
Secretary and General Counsel	2020	150,000	—	81,996	—	15,000	246,996

(1)	Amounts shown in the “Stock Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to shares of restricted stock granted to our named executive officers. Amounts reflect our accounting for these awards and do not necessarily correspond to the actual values that may be realized by our named executive officers. The grant date fair values of shares of restricted stock and immediately vested shares were determined as of the grant date using the closing bid price of our common stock on the grant date. The assumptions used for the valuations are set forth in Note 12 — Shareholders’ Equity in the Notes included elsewhere in this Annual Report. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions. See the “Outstanding Equity Awards at Fiscal Year-End” table in this Annual Report and related notes.

(2)	Amounts shown in the “Stock Options” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to options granted to our named executive officers. Amounts reflect our accounting for these option grants and do not necessarily correspond to the actual values that may be realized by our named executive officers. The grant date fair values of these option grants were calculated at the grant date using the Black-Scholes option pricing model. The assumptions used for the valuations are set forth in Note 12 – Shareholders’ Equity in the Notes included elsewhere in this Annual Report. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions. See the “Outstanding Equity Awards at Fiscal Year-End” table in this Annual Report and related notes for information with respect to stock options.

(3)	Reflects amounts paid for health insurance coverage benefits.

(4)	Daniel L. Hodges was elected to our board of directors and was appointed our Chairman and Chief Executive Officer on November 27, 2019 in connection with the consummation of our acquisition of ComSovereign.

(5)	John E. Howell was appointed our President on November 27, 2019 in connection with the consummation of our acquisition of ComSovereign.

(6)	Dr. Dustin McIntire was appointed our Chief Technology Officer on November 27, 2019 in connection with consummation of our acquisition of ComSovereign.

(7)	Kevin M. Sherlock was appointed our General Counsel on January 1, 2020.

Employment Contracts and Potential Payments Upon Termination or Change in Control

We have entered into employment agreements with our executive officers as follows:

Executive	Title	Date of Agreement	Initial Term of Agreement
Daniel L. Hodges	Chief Executive Officer	December 2,2019	Four Years
John E Howell	President	December 2, 2019	Four Years
Dustin H. McIntire, Phd	Chief Technology Officer	December 2, 2019	Four Years
Kevin M. Sherlock	General Counsel and Secretary	January 2, 2020	Four Years

Unless earlier terminated, at the end of the initial term, each agreement automatically renews for additional an additional one-year term until cancelled.

The following is a summary of the current compensation arrangements set forth in each employment agreement described above:

Executive	Title	Annual Base Salary
Daniel L. Hodges	Chairman and Chief Executive Officer	$250,000
John E. Howell	President	250,000
Dr. Dustin McIntire	Chief Technology Officer	225,000
Kevin M. Sherlock	General Counsel and Secretary	225,000

As an incentive to commence employment with us, pursuant to such employment agreements, we issued to each of Messrs. Hodges and Howell a restricted stock award of 100,000 shares of common stock, and to each of Dr. McIntire and Mr. Sherlock a restricted stock award of 66,667 shares of common stock, which shares shall vest annually in arrears. In the case of Messrs. Hodges and Howell, the restricted stock awards vested in three equal instalments on the first, second and third anniversaries of employment. In the case of Dr. McIntire and Mr. Sherlock, the restricted stock awards vested in two equal instalments on the first and second anniversaries of employment.

Each executive officer is also eligible to receive an employee incentive stock option grant each year during the term, as determined by the Compensation Committee of our board of directors, with a strike price equal to that of the other corporate officers and directors under that current year’s approved option grants. The executives shall have no rights to any portions of any option grant until the vesting of such grant, which shall be on the same vesting terms as the options granted to our other officers and directors.

Under each of these employment agreements, the executive will be entitled to severance in the event we terminate his employment without Cause (as defined in the employment agreement), or he resigns from his employment for Good Reason (as defined in the employment agreement). The severance amount for each executive would be (i) his pro rata base salary through the date of termination, and (ii) a severance amount equal to 12 months’ salary.

In connection with the execution of such employment agreement, each executive also executed our standard employee agreements containing customary confidentiality restrictions and work-product provisions, as well as customary non-competition covenants and non-solicitation covenants with respect to our employees, consultants and customers.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
2020 Long-Term Incentive Plan - Equity compensation plan approved by security holders	5,159,097	2.45	2,901,163
Equity compensation plans not approved by security holders	1,460,006	1.99	—
Total	6,619,103	$2.35	2,901,163

Equity Incentive Plans

2020 Long-Term Incentive Plan.    On April 22, 2020, our board of directors adopted our 2020 Long-Term Incentive Plan (the “2020 Plan”) to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons. On May 5, 2020, our stockholders approved that plan.

On February 25, 2021, our board of directors adopted a resolution proposing to add 5,000,000 shares of the Company’s common stock to the 2020 Plan. On June 25, 2021, our stockholders approved adding 5,000,000 shares of the Company’s common stock to the 2020 Plan.

Our board of directors, or one or more committees appointed by our Board or another committee (within delegated authority), administers the 2020 Incentive Plan. The administrator of the 2020 Incentive Plan has broad authority to:

●	select participants and determine the types of awards that they are to receive;

●	determine the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award and establish the vesting conditions (if applicable) of such shares or awards;

●	cancel, modify or waive our rights with respect to, or modify, discontinue, suspend or terminate any or all outstanding awards, subject to any required consents;

●	construe and interpret the terms of the 2020 Incentive Plan and any agreements relating to the Plan;

●	accelerate or extend the vesting or exercisability or extend the term of any or all outstanding awards subject to any required consent;

●	subject to the other provisions of the 2020 Incentive Plan, make certain adjustments to an outstanding award and authorize the termination, conversion, substitution or succession of an award; and

●	allow the purchase price of an award or shares of our common stock to be paid in the form of cash, check or electronic funds transfer, by the delivery of previously-owned shares of our common stock or by a reduction of the number of shares deliverable pursuant to the award, by services rendered by the recipient of the award, by notice and third party payment or cashless exercise on such terms as the administrator may authorize or any other form permitted by law.

A total of 8,333,334 shares of our common stock are authorized for issuance with respect to awards granted under the 2020 Incentive Plan. Any shares subject to awards that are not paid, delivered or exercised before they expire or are cancelled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2020 Incentive Plan. As of June 30, 2022, stock option grants to purchase an aggregate of 5,865,505 shares of common stock have been issued under the 2020 Incentive Plan, of which 273,074 have been exercised, 433,334 were forfeited, and 2,901,163 shares authorized under the 2020 Incentive Plan remain available for award purposes.

Awards under the 2020 Incentive Plan may be in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards. The administrator may also grant awards under the plan that are intended to be performance-based awards within the meaning of Section 162(m) of the U.S. Internal Revenue Code. Awards under the plan generally will not be transferable other than by will or the laws of descent and distribution, except that the plan administrator may authorize certain transfers.

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

As is customary in incentive plans of this nature, the number and type of shares available under the 2020 Incentive Plan and any outstanding awards, as well as the exercise or purchase prices of awards, will be subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders. In no case (except due to an adjustment referred to above or any repricing that may be approved by our stockholders) will any adjustment be made to a stock option or stock appreciation right award under the 2020 Incentive Plan (by amendment, cancellation and re-grant, exchange or other means) that would constitute a repricing of the per-share exercise or base price of the award.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2021.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Daniel L. Hodges(1)	-		-			-	-	-	-
Stock Options Grant - Qualified	33,057	66,114		$3.025	4/1/2026	-	-	-	-
Stock Options Grant - Nonqualified	583,610	1,167,219		2.75	4/1/2026	-	-	-	-

John E. Howell(2)	-		-			-	-	-	-
Stock Options Grant - Qualified	33,057	66,114		3.025	4/1/2026	-	-	-	-
Stock Options Grant - Nonqualified	154,277	309,552		2.75	4/1/2026	-	-	-	-

Dr. Dustin McIntire(3)	-		-			-	-	-	-
Stock Options Grant - Qualified	36,363	72,726		2.75	4/1/2026	-	-	-	-
Stock Options Grant - Nonqualified	46,971	93,940		2.75	4/1/2026	-	-	-	-

Kevin M. Sherlock(4)	-		-			-	-	-	-
Stock Options Grant - Qualified	36,363	72,726		2.75	4/1/2026	-	-	-	-
Stock Options Grant - Nonqualified	46,971	93,940		2.75	4/1/2026	-	-	-	-

(1)	On April 1, 2021, Daniel L. Hodges was awarded 99,171 qualified stock option grants and 1,750,829 non-qualified stock option grants. These stock option grants vest in three equal instalments on the first, second and third anniversaries of continued employment from the grant date of April 1, 2021.

(2)	On April 1, 2021, John E. Howell was awarded 99,171 qualified stock option grants and 462,829 non-qualified stock option grants. These stock option grants vest in three equal instalments on the first, second and third anniversaries of continued employment from the grant date of April 1, 2021.

(3)	On April 1, 2021, Dr. Dustin McIntire was awarded 109,089 qualified stock option grants and 140,911 non-qualified stock option grants. These stock option grants vest in three equal instalments on the first, second and third anniversaries of continued employment from the grant date of April 1, 2021.

(4)	On April 1, 2021, Kevin M. Sherlock was awarded 109,089 qualified stock option grants and 140,911 non-qualified stock option grants. These stock option grants vest in three equal instalments on the first, second and third anniversaries of continued employment from the grant date of April 1, 2021.

Director Compensation

The following discussion describes the significant elements of the expected compensation program for members of the board of directors and its committees. The compensation of our directors is designed to attract and retain committed and qualified directors and to align their compensation with the long-term interests of our shareholders. Directors who are also executive officers (each, an “Excluded Director”) will not be entitled to receive any compensation for his or her service as a director, committee member or Chair of our board of directors or of any committee of our board of directors.

Director Compensation

Our non-employee director compensation program is designed to attract and retain qualified individuals to serve on our board of directors. Our board of directors, on the recommendation of our compensation committee, will be responsible for reviewing and approving any changes to the directors’ compensation arrangements. In consideration for serving on our board of directors, each director (other than Excluded Directors) will be paid an annual retainer. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred while serving as directors.

On April 1, 2021, the Compensation Committee of our Board adopted a 2021 director compensation program for the non-employee members of our board of directors.

Cash Compensation. Under such program, we paid each non-employee director a cash fee, payable quarterly, of $65,000 per year for service on our board of directors ($75,000 for Mr. Berman as lead independent director).

Equity Awards. Each non-employee director also received an award of five-year nonqualified stock options to purchase 200,000 shares (225,000 shares for Mr. Berman) of our common stock at a purchase price of $2.75 per share, of which 50% of such options will vest on April 1, 2022 and 50% of such options will vest on April 1, 2023. Each non-employee director was also eligible to receive grants of stock options, each in an amount designated by the Compensation Committee of our board of directors, from any equity compensation plan approved by the Compensation Committee of our Board.

In addition to such compensation, we reimbursed each non-employee director for all pre-approved expenses within 30 days of receiving satisfactory written documentation setting out the expense actually incurred by such director. These include reasonable transportation and lodging costs incurred for attendance at any meeting of our Board.

The following table sets forth the director compensation we paid in the year ended December 31, 2021, excluding compensation to the Excluded Directors, which is set forth in the summary compensation table of our executive officers above.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

David Aguilar (3)	$65,000	$—	$368,600	$—	$433,600

Richard J. Berman (4)	75,000	—	$414,675	—	489,675

Brent M. Davies (5)	65,000	—	368,600	—	433,600

James A. Marks (6)	65,000	—	368,600	—	433,600

Kay Kapoor (7)	65,000	300,002	368,600	—	733,602

(1)	Amounts shown in the “Stock Awards” column represent the dollar amount recognized for financial statement reporting purposes with respect to the fair value of securities granted in accordance with ASC Topic 718, Compensation — Stock Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

(2)	Amounts shown in the “Option Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to options granted to our directors. Amounts reflect our accounting for these option grants and do not necessarily correspond to the actual values that may be realized by our directors. The grant date fair values of these option grants were calculated at the grant date using the Black-Scholes option pricing model.

(3)	On April 27, 2022, Mr. Aguilar resigned from the board to pursue personal and other business commitments. As of December 31, 2021, Mr. Aguilar had an aggregate of 286,667 option awards outstanding.

(4)	Mr. Berman was appointed to our board of directors in connection with our acquisition of ComSovereign on November 27, 2019. Mr. Berman was elected a director at the June 25, 2021 annual meeting of stockholders. As of December 31, 2021, Mr. Berman had an aggregate of 225,000 option awards outstanding.

(5)	Mr. Davies was appointed to our board of directors in connection with the our acquisition of ComSovereign on November 27, 2019. Mr. Davies was elected a director at the June 25, 2021 annual meeting of stockholders. As of December 31, 2021, Mr. Davies had an aggregate of 200,000 option awards outstanding.

(6)	Mr. Marks was appointed to our board of directors in connection with the our acquisition of ComSovereign on November 27, 2019. Mr. Marks was elected a director at the June 25, 2021 annual meeting of stockholders. As of December 31, 2021, Mr. Marks had an aggregate of 200,000 option awards outstanding.

(7)	Ms. Kapoor was appointed to our board of directors on January 21, 2021. Ms. Kapoor was elected a director at the June 25, 2021 annual meeting of stockholders. Ms. Kapoor was granted a restricted stock award of 66,667 shares of our common stock, which shares vest in two equal tranches on the first and second anniversaries of her service on our board of directors. We recognized a $137,500 expense in 2021 related to such restricted stock grant. As of December 31, 2021, Ms. Kapoor had an aggregate of 200,000 option awards outstanding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 31, 2022 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after July 31, 2022. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

In the table below, the percentage of beneficial ownership of our common stock is based on 94,014,872 shares of our common stock outstanding as of July 31, 2022 plus that amount of our securities of which that person has a right to acquire beneficial ownership within 60 days after July 31, 2022. Unless otherwise noted below, the address of the persons listed on the table is c/o COMSovereign Holding Corp., 6890 E Sunrise Drive, #120-506, Tucson, AZ 85750.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(%)(1)
Named Executive Officers and Directors
Daniel L. Hodges(2)	8,830,807	9.3%
John E. Howell(3)	8,782,237	9.3
Dr. Dustin McIntire (4)	1,630,431	1.7
Kevin M. Sherlock (5)	278,567	*
Richard J. Berman(6)	570,907	*
Brent M. Davies(7)	672,768	*
Kay Kapoor(8)	166,667	*
James A. Marks(9)	418,688	*

Other 5% Shareholders
Dr. Phillip Frost(10)	4,561,607	4.9

Executive Officers and Directors as a Group (8 persons)	21,351,072	22.7

*	less than 1%.

(1)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on July 31, 2022. On July 31, 2022, there were 94,442,057 shares of our common stock outstanding. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of July 31, 2022. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Includes 7,997,000 shares held directly by Mr. Hodges, 28,566 shares held by The Hodges Foundation, and 188,574 held by TM Technologies, Inc., and 616,667 shares of common stock underlying options that are exercisable by Mr. Hodges. Mr. Hodges has voting and dispositive control over the shares held by Medusa Scientific LLC, The Hodges Foundation, and TM Technologies, Inc.

(3)	Includes 125,744 shares held directly by Mr. Howell, 100,000 shares held by M. Howell’s father, 8,366,667 shares held by New Bunker Hill LLC, and 2,492 shares held by Prometheus Partners Holdings LLC, and 187,334 shares of common stock underlying options that are exercisable by Mr. Howell. Mr. Howell has voting and dispositive control over the shares held by New Bunker Hill LLC and Prometheus Partners Holdings LLC.

(4)	Includes 1,483,763 shares held directly by Mr. McIntire, and 63,334 shares issuable upon the exercise of outstanding warrants and 83,334 shares of common stock underlying options that are exercisable by Mr. McIntire.

(5)	Includes 195,233 shares held by the Kevin M. Sherlock Revocable Trust, and 83,334 shares of common stock underlying options that are exercisable by Mr. Sherlock. Mr. Sherlock has voting and dispositive control over the shares held by the trust.

(6)	Includes 428,131 shares held directly by Mr. Berman, 42,776 shares issuable upon the exercise of outstanding warrants and 100,000 shares of common stock underlying options that are exercisable by Mr. Mr. Berman.

(7)	Includes 551,874 shares held directly by Mr. Davies, 10,1046 shares held by the Robert & Anne Peper Living Trust, 6,000 shares held by the Margaret Snyder Trust, 4,748 shares held by Dasepi LLC, and 100,000 shares of common stock underlying options that are exercisable by Mr. Davies. Mr. Davies has voting and dispositive control over the shares held by the Robert & Anne Peper Living Trust and the Margaret Snyder Trust. While Mr. Davies has no ownership interest in Dasepi LLC, he has voting and dispositive control over the shares held by Dasepi LLC.

(8)	Includes 33,334 shares held directly by Ms. Kapoor, 33,333 shares of restricted share awards, and 100,000 shares of common stock underlying options that are exercisable by Ms. Kapoor. Ms. Kapoor has current voting control over all 33,333 restricted share awards.

(9)	Represents 318,688 shares held by Spidernet, Inc., and 100,000 shares of common stock underlying options that are exercisable by Mr. Marks. Mr. Marks has voting and dispositive control over the shares held by Spidernet, Inc.

(10)	As reported on a Schedule 13G filed by Dr. Phillip Frost on March 2, 2021, represents (i) 820,834 shares owned of record by Mr. Frost, (ii) 1,343,580 shares owned of record by Frost Nevada Investment Trust and (iii) 2,397,193 shares owned of record by Frost Gamma Investments Trust. Mr. Frost has voting and dispositive control over the shares held by Frost Nevada Investment Trust and Frost Gamma Investments Trust. The address of Mr. Frost, Frost Nevada Investment Trust and Frost Gamma Investments Trust is 4400 Biscayne Boulevard, 15th Floor, Miami, FL 33137.

From time to time, the number of our shares held in the “street name” accounts of various securities dealers for the benefit of their clients or in centralized securities depositories may exceed 5% of the total shares of our common stock outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

In April 2020, our board of directors adopted a written related-party transactions policy. Pursuant to this policy, the Audit Committee of our board of directors will review all material facts of all related-party transactions and either approve or disapprove entry into the related-party transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a related-party transaction, our Audit Committee shall take into account, among other factors, the following: (i) whether the related-party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances; (ii) the extent of the related party’s interest in the transaction; and (iii) whether the transaction would impair the independence of a non-employee director.

Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, which we describe above, the only related party transactions to which we were a party during the year ended December 31, 2021, since January 1, 2021, or any currently proposed related party transaction, are as follows.

TM Technologies, Inc. Relationships

Daniel L. Hodges, our Chairman and Chief Executive Officer, is also the founder, Chairman and Chief Executive Officer of TM Technologies, Inc. (“TM”), the licensee of proprietary TM/OFDM modulation technology owned by an affiliate of Mr. Hodges. Mr. Hodges also controls TM by virtue of his ownership or control of a majority of the capital stock of TM. Kevin Sherlock, our General Counsel, is also a member of the board of directors of TM.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the aggregate fees billed to the Company by Marcum LLP and by Haskell & White LLP, for the fiscal years ended December 31, 2021 and 2020:

	2021	2020
Audit fees(1)	$627,922	$622,426
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	56,876
Total	$627,922	$679,302

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the consolidated annual financial statements of the Company, review of the interim condensed consolidated financial statements included in quarterly reports.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements of the Company and are not reported under “Audit fees.” For the periods indicated these fees primarily related to miscellaneous professional services.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, advice and planning. For the periods indicated these services included assistance regarding federal and state tax compliance and consultations regarding various income tax issues.

(4)	All other fees for the fiscal years ended December 31, 2020 and 2021 related to the comfort letters required for the public offering we completed in January 2021.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(F)	(a)	The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements and Notes thereto begin on page F-1 of this report immediately after the signature page.

(2)	Financial Statement Schedules: All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the Notes thereto, or because it is not required.

(3)	Exhibits:

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	Filing Date	Exhibit Number
3.1	Restated Articles of Incorporation	10-K	3/30/2021	3.1
3.2	Amended and Restated By-Laws	10-K	7/6/2020	3.2
3.3	Certificate of Designations of Series A Cumulative Redeemable Perpetual Preferred Stock	8-A	10/26/2021	34.2
4.1	Description of Registered Securities	--	*	--
4.2	Form of Warrant Agency Agreement dated January 26, 2021 between the company and ClearTrust, LLC, including form of Warrant Certificate	8-K	1/27/2021	10.1
4.3	Form of Convertible Promissory Note of the company dated January 29, 2021	8-K	2/4/2021	4.2
10.1	COMSovereign Holding Corp. 2020 Long-Term Incentive Plan, as amended	–	*	–
10.2	Employment Agreement dated December 2, 2019 between the Company and Daniel L. Hodges#	8-K	12/12/2019	10.1
10.3	Employment Agreement dated December 2, 2019 between the Company and John E. Howell#	8-K	12/12/2019	10.2
10.4	Employment Agreement dated December 2, 2019 between the Company and Dr. Dustin McIntire, Ph.D. #	8-K	12/12/2019	10.3
10.5	Employment Agreement dated January 2, 2020 between the Company and Kevin M. Sherlock#	8-K	1/8/2020	10.2
10.6	Employment Agreement dated April 1, 2021 between the Company and Brian M. Kelly#	8-K	4/6/2021	10.2
10.7	Employment Agreement dated October 1, 2021 between the Company and Frances Jandjel#	8-K	10/6/2021	10.1
10.8	Warrant dated as of May 27, 2021 between the Company and Lind Global Asset Management IV, LLC	8-K	6/3/2021	10.3
10.9†	Transpositional Modulation Technology Licensing Agreement dated as of August 3, 2020 among TM Technologies, Inc., TM IP Holdings, LLC and the Company	S-1/A	8/28/2020	10.42

10.10	Securities Purchase Agreement, dated August 25, 2021 between the company and Lind Global Fund II LP	8-K	8/30/2021	10.1
10.11	Senior Secured Convertible Promissory Note dated August 25, 2021 of the company issued to Lind Global Fund II LP	8-K	8/30/2021	10.2
10.12	Warrant dated August 25, 2021 of the company issued to Lind Global Fund II LP.	8-K	8/30/2021	10.3
10.13	Amended and Restated Security Agreement dated August 25, 2021 between the company and Lind Global Asset Management IV, LLC and Lind Global Fund II LP	8-K	8/30/2021	10.4
10.14	Amended and Restated Guaranty dated as of August 25, 2021 of the Subsidiaries of the company in favor of Lind Global Asset Management IV, LLC and Lind Global Fund II LP	8-K	8/30/2021	10.5
10.15	Amended and Restated Security Agreement dated as of August 25, 2021 among the Subsidiaries of the company and Lind Global Asset Management IV, LLC and Lind Global Fund II LP	8-K	8/30/2021	10.6
10.16	Form of Amended and Restated Patent Security Agreement dated as of August 25, 2021 between certain Subsidiaries of the company and Lind Global Asset Management IV, LLC	8-K	8/30/2021	10.7
10.17	Form of Amended and Restated Trademark Security Agreement dated as of August 25, 2021 between certain Subsidiaries of the company and Lind Global Asset Management IV, LLC	8-K	8/30/2021	10.8
10.18	First Amendment and Limited Waiver dated as of May 25, 2021 to the Securities Purchase Agreement dated as of May 27, 2021 between the company and Lind Global Asset Management IV, LLC	8-K	8/30/2021	10.9
10.19	Amended and Restated Senior Secured Convertible Promissory Note dated May 27, 2021 of the company issued to Lind Global Asset Management IV, LLC	8-K	8/30/2021	10.10
21	List of Subsidiaries	--	*	--
23.1	Consent of Marcum LLP	--	*	--
23.2	Consent of Haskell & White LLP	--	*	--
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	*	--
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	*	--
32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	*	--
32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	*	--
101 INS	Inline XBRL Taxonomy Extension Schema Document.	–	*	–
101 SCH	Inline XBRL Taxonomy Extension Schema Document.	–	*	–
101 CAL	Inline XBRL Taxonomy Extension Calculation LinkbaseDocument.	–	*	–
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	–	*	–
101 PRE	Inline XBRL Taxonomy Extension Presentation LinkbaseDocument.	–	*	–
101 DEF	Inline XBRL Taxonomy Extension Definition LinkbaseDocument.	–	*	–
104	Cover Page Interactive Data File (formatted as InlineXBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

†	Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K. Schedules, exhibits and similar supporting attachments to this exhibit are omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSOVEREIGN HOLDING CORP.

By:	/s/ Daniel L. Hodges
Daniel L. Hodges
Chief Executive Officer
Date: August 15, 2022

By:	/s/ Daniel L. Hodges
Daniel L. Hodges
Acting Chief Financial Officer
(Acting Principal Financial and Accounting Officer)
Date: August 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel L. Hodges	Chairman and Chief Executive Officer	August 15, 2022
Daniel L. Hodges	(Principal Executive Officer)

/s/ Daniel L. Hodges	Chief Financial Officer	August 15, 2022
Daniel L. Hodges	(Acting Principal Financial and Accounting Officer)

/s/ John E. Howell	Director	August 15, 2022
John E. Howell

/s/ Richard J. Berman	Director	August 15, 2022
Richard J. Berman

/s/ Brent M. Davies	Director	August 15, 2022
Brent M. Davies

/s/ Kay Kapoor	Director	August 15, 2022
Kay Kapoor

/s/ James A. Marks	Director	August 15, 2022
James A. Marks

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

COMSovereign Holding Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of COMSovereign Holding Corp. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and has limited resources that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Intangible Assets for Business Acquisitions

Description of the Matter

As disclosed in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2021, the Company completed the acquisition of multiple businesses for net aggregate consideration of approximately $53.0 million. The transactions were accounted for as business combinations in accordance with Accounting Standards ASC 805. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their respective fair values identified, including intangible assets with an aggregate fair value (excluding goodwill) of approximately $16.6 million. The Company, with the assistance of a third party valuation specialist, estimated the fair values of the identified intangible assets using valuation models. Such valuation models require significant assumptions. The significant assumptions used to estimate the fair value of the identified intangible assets included discount rates, attrition rates, economic lives and financial projections. These significant assumptions are forward looking and could be impacted by future economic and market conditions, including the effects of the global pandemic.

How We Addressed the Matter in our Audit

Our audit procedures which focused on the forecast of future cash flows and attrition rates, terminal growth rates and discount rates for the identified intangible assets for the acquired entities included the following:

●	We assessed the reasonableness of forecasted cash flows of revenues and operating margins by comparing them to the acquired entity’s actual cash flows.

●	We assessed the reasonableness of the forecasted revenue growth rates and operating margins over the cash flow forecast period by comparing them to the acquired entities’ actual revenues growth rates and operating margins during the most recent historical period, including the Company’s future marketing plans.

●	We involved our valuation specialists to assist in the assessment of the reasonableness of the valuation methodologies, terminal growth rate, and discount rates, which included testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the valuation calculations.

Impairment of Intangible Assets with Definite-Lives

Description of the Matter

As disclosed in Notes 2 and 8 to the consolidated financial statements, long-lived assets including definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company utilizes an income approach using an undiscounted cash flow model to assess the recoverability of the definite-lived intangibles, comparing its undiscounted cash flows to its carrying value. If the carrying value exceeds undiscounted cash flows, the Company will use a discounted cash flow model to determine the fair value, and an impairment loss is recognized if the carrying amount of the definite-lived intangible assets exceeds fair value. During 2021 an impairment charge was recorded in the amount of $43.7 million. As of December 31, 2021, the Company had definite-lived intangible assets with a net carrying value of approximately $15.5 million.

Auditing the Company’s impairment tests for intangible assets with definite lives was complex and highly judgmental due to the significant estimation in management’s assumptions to calculate the undiscounted cash flows and the fair value estimate. These assumptions can significantly affect the undiscounted cash flows and fair value of the intangible asset with definite lives.

How We Addressed the Matter in our Audit

To test the Company’s impairment assessment for intangible assets with definite lives, we performed audit procedures that included the following:

●	We evaluated the Company’s projected revenues and cash flows by comparing the projections to historical results, marketing plans and other relevant economic factors.

●	We involved our valuation specialist who assisted in evaluating the reasonableness of the valuation methodology, the discount rates and royalty rates, and tested the impairment calculations for the intangible assets by verifying and recreating the valuation calculations.

Impairment of Goodwill

Description of the Matter

As reflected in the Company’s consolidated financial statements at December 31, 2021, the Company’s goodwill was $38 million. As disclosed in Notes 2 and 8 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment. As a result of these assessments, management concluded that there was an impairment to goodwill for the year ended December 31, 2021, in the amount of $62.4 million.

Auditing management’s impairment tests of goodwill is complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of the reporting units. In particular, the fair value estimates of the reporting units were sensitive to changes in significant assumptions such as discount rates, revenue growth rates, operating margins, estimated spending on capital expenditures, and terminal growth rates. These assumptions are affected by expected future market or economic conditions, including the impact of COVID-19.

How We Addressed the Matter in our Audit

Our audit procedures related to the selection of the discount rates and forecasts of future net sales, operating margins and operating expenses for all reporting units, included the following, among other:

●	We obtained an understanding of the Company’s process and related controls to evaluate goodwill for impairment. We evaluated the reasonableness of management’s forecasts of future net sales, operating margins and operating expenses by comparing the forecasts to historical results, management marketing plan and other relevant economic factors.

●	We involved our valuation specialist to evaluate the reasonableness of the valuation methodology and the discount rates by testing the source information underlying the discount rate and mathematical accuracy of the valuation recalculation and model.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY

August 15, 2022

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

Stock Based Compensation – Refer to Note 13 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company issues stock options to employees. Management uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

●	Expected dividend yield;

●	Risk-free interest rate;

●	Expected stock price volatility; and

●	Expected life of the award.

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

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding over the Company’s process to estimate the fair value of stock options, including how the Company develops each of the estimates required to utilize the Black-Scholes option-pricing model. We applied the following audit procedures related to testing the Company’s estimates utilized in the Black-Scholes option-pricing model:

●	We performed a look-back at the Company’s previously issued dividends, noting there were none. We inquired with management of the Company who informed us that no future dividends were currently anticipated.

●	We compared the Company’s risk-free interest rate used to the comparable United States treasury yield for a term comparable to the stock options’ expected term.

●	Because the Company does not have historical stock price values prior to its merger with Drone Aviation, Inc. in November 2019, we recalculated the average volatility of three peer companies selected by management, and their individual historical stock price volatility for a term comparable to the stock options’ expected term, and the average volatility for those three peer companies. We also evaluated those peer companies for relevance to the expected future operations of the Company.

●	We recalculated the expected term of stock options granted to employees and nonemployee directors using the simplified method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option.

Accounting for Complex Debt Transactions—Refer to Note 9 to the Consolidated Financial Statements

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

The Company also entered into several secured and unsecured notes payable that included beneficial conversion features, incentive shares and warrants for which the values were estimated and recorded using their relative fair values in accordance with ASC 470-20, Debt with Conversion and Other Options. Management used the Black-Scholes option-pricing model to estimate the fair value of the warrants issued with the convertible notes, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the convertible note. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

●	Risk-free interest rate;

●	Expected stock price volatility;

●	Expected dividend yield; and

●	Contractual life of the award.

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

Additionally, we obtained an understanding over the Company’s process to estimate the debt discounts, resulting from the relative fair value of the warrants and beneficial conversion features, including how the Company develops each of the estimates required utilizing the Black-Scholes option-pricing model. We applied the following audit procedures related to testing the Company’s estimates utilized in the Black-Scholes option-pricing model:

●	We performed a look-back of the Company’s previously issued dividends, noting there were none. We inquired with management of the Company who informed us that no future dividends were currently anticipated.

●	We compared the Company’s risk-free interest rate used to the comparable United States Treasury yield for a term comparable to the warrants’ remaining contractual term.

●	Because the Company does not have historical stock price values prior to its merger with Drone Aviation, Inc. in November 2019, we recalculated the average volatility of three peer companies selected by management, and their individual historical stock price volatility for a term comparable to the stock warrants’ expected term, and the average volatility for those three peer companies. We also evaluated those peer companies for relevance to the expected future operations of the Company.

●	We agreed the remaining contractual term of the warrants to the term within the revised convertible note.

We also reviewed management’s relative fair value calculation used to determine the total debt discounts and agreed all inputs as follows:

●	We agreed the proceeds of the notes to the convertible note agreements.

●	We agreed the fair value of the warrants to the fair value calculated using the Black-Scholes option-pricing model.

●	We agreed the conversion price to the convertible note agreement and recalculated the intrinsic value of the beneficial conversion features.

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

Irvine, California

March 30, 2021

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share data)	2021	2020
ASSETS
Current Assets
Cash	$1,899	$731
Accounts receivable, net	1,598	787
Inventory, net	10,544	4,538
Prepaid and deferred expenses	7,202	1,473
Other current assets	342	152
Total Current Assets	21,585	7,681
Property and equipment, net	9,488	2,286
Operating lease right-of-use assets	3,717	2,725
Finance lease right-of-use-assets	190	68
Intangible assets, net	15,460	53,188
Goodwill	37,991	64,898
Other assets – long term	98	31
Total Assets	$88,529	$130,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,739	$5,583
Accrued interest	288	2,029
Accrued liabilities	1,037	1,649
Accrued liabilities – related party	86	30
Accrued payroll	927	3,992
Contract liabilities, current	3,816	721
Accrued warranty liability	473	185
Operating lease liabilities, current	1,102	676
Finance lease liabilities, current	61	46
Notes payable – related party	—	1,010
Current portion of long-term debt, net of unamortized discounts and debt issuance costs	13,577	18,341
Total Current Liabilities	25,106	34,262
Debt – long term	12,273	706
Contract liabilities – long term	108	143
Operating lease liabilities – long term	2,771	2,209
Finance lease liabilities – long term	120	9
Total Liabilities	40,378	37,329
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 320,000 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 81,985,140 and 49,444,689 shares issued and outstanding as of December 31, 2021 and 2020, respectively	17	14
Additional paid-in capital	266,004	158,210
Accumulated deficit	(217,843)	(64,626)
Accumulated other comprehensive loss	23	—
Treasury stock, at cost, 33,334 shares as of December 31, 2021 and 2020, respectively	(50)	(50)
Total Stockholders’ Equity	48,151	93,548
Total Liabilities and Stockholders’ Equity	$88,529	$130,877

See Notes to the Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
(Amounts in thousands)	2021	2020
Revenue	$12,640	$9,427
Cost of Goods Sold	6,497	4,596
Gross Profit	6,143	4,831

Operating Expenses
Research and development	4,044	2,013
Sales and marketing	615	24
General and administrative	26,332	17,485
Gain on the sale of assets	(83)	(1)
Depreciation and amortization	14,711	12,531
Impairment–Goodwill	62,385	—
Impairment–Intangibles	43,670	—
Total Operating Expenses	151,674	32,052
Net Operating Loss	(145,531)	(27,221)
Other Income (Expense)
Interest expense	(2,848)	(11,309)
Loss on extinguishment of debt	(4,602)	(16)
Foreign currency transaction gain/(loss)	48	(74)
Interest income	—	2
Other income/(expense)	(116)	(1,369)
Total Other Expenses	(7,518)	(12,766)
Net Loss Before Income Taxes	(153,049)	(39,988)
Deferred Tax Benefit	—	2,906
Net Loss	$(153,049)	$(37,081)
Dividends on preferred stock	(168)	—
Net loss available to common stockholders	$(153,217)	$(37,081)
Loss per common share:
Basic and Diluted	$(2.20)	$(0.82)
Weighted-average shares outstanding:
Basic and Diluted	69,784	45,294

See Notes to the Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,	Year Ended December 31,
(Amounts in thousands)	2021	2020
Net loss available to common stockholders	$(153,217)	$(37,081)
Other Comprehensive Income:
Foreign currency translation adjustment	23	23
Total Comprehensive Loss	$(153,194)	$(37,058)

See Notes to the Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in US$’s, except	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
share data)	Shares	Amount	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
January 1, 2021	—	$—	49,444,689	$14	$158,210	$—	$(50)	$(64,626)	$93,548
Issuance of common stock for Sky Sapience Ltd. acquisition	—	—	2,555,209	—	9,071	—	—	—	9,071
Issuance of common stock for RVision, Inc. acquisition	—	—	2,000,000	—	5,500	—	—	—	5,500
Issuance of common stock for Innovation Digital, LLC acquisition	—	—	3,165,322	—	7,343	—	—	—	7,343
Issuance of common stock for RF Engineering & Energy Resource, LLC acquisition	—	—	992,780	—	2,204	—	—	—	2,204
Issuance of common stock for SAGUNA Networks LTD. acquisition	—	—	6,422,099	1	9,825	—	—	—	9,826
Issuance of common stock for exercise of options	—	—	63,334	—	17	—	—	—	17
Issuance of common stock as vendor compensation	—	—	234,740	—	1,171	—	—	—	1,171
Issuance of common stock for public offering	—	—	10,679,354	1	39,655	—	—	—	39,656
Share-based compensation	—	—	66,667	—	2,127	—	—	—	2,127
Issuance of common stock for extinguishment of debt and interest	—	—	6,360,946	1	17,236	—	—	—	15,635
Issuance of warrants for extinguishment of debt and interest	—	—	—	—	4,394	—	—	—	4,394
Issuance of Warrants for debt issuance costs	—	—	—	—	2,049	—	—	—	2,049
Issuance of preferred shares for public offering	320,000	—	—	—	7,202	—	—	—	7,202
Preferred Dividend	—	—	—	—	—	—	—	(168)	(168)
Net loss	—	—	—	—	—	—	—	(153,049)	(153,049)
Other comprehensive gain	—	—	—	—	—	23	—	—	23
December 31, 2021	320,000	$—	81,985,140	$17	$266,004	$23	$(50)	$(217,843)	$48,151

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in US$’s, except	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Accumulated	Total Stockholders’
share data)	Shares	Amount	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
January 1, 2020	—	$—	42,775,415	$13	$130,553	$(23)	$(50)	$(27,545)	$102,948
Issuance of common stock for Virtual Network Communications Inc. acquisition	—	—	3,912,737	1	11,854	—	—	—	11,855
Issuance of options for Virtual Network Communications Inc. acquisition	—	—	—	—	2,240	—	—	—	2,240
Issuance of warrants for Virtual Network Communications Inc. acquisition	—	—	—	—	1,593	—	—	—	1,593
Issuance of common stock for extinguishment of debt and interest	—	—	759,377	—	3,954	—	—	—	3,954
Issuance of common stock for conversion of debt, interest and penalty	—	—	788,185	—	2,320	—	—	—	2,320
Issuance of common stock for debt issue costs	—	—	150,001	—	1,397	—	—	—	1,397
Beneficial conversion feature	—	—	—	—	796	—	—	—	796
Share-based compensation	—	—	633,334	—	713	—	—	—	713
Non-cash contribution from Chief Executive Officer	—	—	—	—	881	—	—	—	881
Common stock issued for cash	—	—	63,948	—	332	—	—	—	332
Issuance of common stock as vendor compensation	—	—	81,562	—	330	—	—	—	330
Issuance of common stock for settlement of accounts payable	—	—	55,032	—	193	—	—	—	193
Issuance of warrants for debt issue costs	—	—	—	—	298	—	—	—	298
Issuance of common stock for payment of accrued interest	—	—	7,066	—	38	—	—	—	38
Issuance of warrants as vendor compensation	—	—	—	—	25	—	—	—	25
Issuance of common stock for exercise of warrants	—	—	94,510	—	3	—	—	—	3
Issuance of common stock as a settlement	—	—	100,000	—	690	—	—	—	690
Issuance of common stock for cashless exercise of warrants	—	—	16,667	—	—	—	—	—	—
Issuance of common stock for cashless exercise of options	—	—	5,041	—	—	—	—	—	—
Effect of rounding from reverse stock split	—	—	1,814	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(37,081)	(37,081)
Other comprehensive gain	—	—	—	—	—	23	—	—	23
December 31, 2020	—	$—	49,444,689	$14	$158,210	$—	$(50)	$(64,626)	$93,548

See Notes to the Consolidated Financial Statements

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities:
Net loss	$(153,049)	$(37,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,818	1,107
Amortization	12,905	11,410
Amortization of financing lease right-of-use asset	99	14
Impairment-Intangibles	43,670	—
Impairment-Goodwill	62,385	—
Share-based compensation	2,127	713
Deferred income taxes	—	(2,906)
Amortization of debt discounts and debt issuance costs	—	8,937
Share-based vendor compensation	1,171	—
Operating lease expense	898	627
Bad debt expense	207	1,008
Gain on the sale of assets	(83)	(1)
Paid-in-kind penalties and interest	—	724
Loss on extinguishment of debt	4,602	16
Settlement paid in common stock	—	690
Other, net	—	356
Changes in assets and liabilities:
Accounts receivable	171	374
Receivables-related party	—	1
Inventory	(1,179)	383
Prepaids	(6,177)	(174)
Other current assets	(112)	(306)
Other non-current assets	(194)	(30)
Accounts payable	(4,208)	3,525
Accrued liabilities	(969)	(366)
Accrued interest	423	2,033
(Repayments)/advances from related party	(124)	(141)
Contract liabilities	2,824	561
Operating lease liabilities	(975)	(426)
Other current liabilities	(5,751)	2,932
Net cash (used in) operating activities	(39,521)	(6,020)
Cash flows from investing activities:
Business acquisitions	(6,470)	(3,147)
Purchases of property and equipment	(3,086)	(177)
Proceeds from disposal of property and equipment	83	1
Net cash (used in) provided by investing activities	(9,472)	(3,323)
Cash flows from financing activities:
Principal payment on finance lease	(63)	(28)
Proceeds from issuance of related party note	—	2,710
Repayment of related party note	(1,010)	—
Payment on line of credit	—	(2,000)
Proceeds from sale of common stock	44,971	332
Offering costs—common stock	(5,315)	—
Proceeds from sale of preferred stock	7,360	—
Offering costs—preferred stock	(158)	—
Preferred stock dividends	(168)	—
Proceeds from issuance of debt	14,155	9,628
Proceeds from exercise of options	17	—
Debt issuance costs	148	(313)
Repayment of debt	(9,799)	(1,091)
Net cash provided by financing activities	50,138	9,238
Effect of exchange rates on cash	23	23
Net (decrease)/increase in cash and cash equivalents	1,168	(82)
Cash and cash equivalents, beginning of period	731	813
Cash and cash equivalents, end of period	$1,899	$731

Supplemental disclosures of cash flow information:
Cash paid during the period:
Taxes	$—	$—
Interest	638	396
Non-cash investing and financing activities:
Issuance of common stock for Virtual Network Communications, Inc. acquisition	—	11,856
Issuance of options for Virtual Network Communications Inc. acquisition	—	2,240
Issuance of warrants for Virtual Network Communications Inc. acquisition	—	1,593
Issuance of common stock for Sky Sapience Ltd. acquisition	9,071	—
Issuance of common stock for Innovation Digital, LLC acquisition	7,343	—
Issuance of common stock for RVision, Inc. acquisition	5,500	—
Issuance of common stock for RF Engineering & Energy Resource, LLC acquisition	2,204	—
Issuance of common stock for SAGUNA Networks Ltd. acquisition	9,826	—
Acquisition of building with secured note payable	4,480
Issuance of common stock for extinguishment of debt	15,634	2,343
Issuance of common stock for conversion of related party note	—	1,900
Issuance of common stock as debt issuance costs	—	1,397
Issuance of common stock in exchange of related party note and related interest and penalty	—	1,293
Issuance of warrants for extinguishment of debt and interest	4,394	—
Contribution from Chief Executive Officer of common stock as debt issuance costs	—	881
Beneficial conversion feature	—	796
Debt incurred to sellers for Fast Plastics Parts LLC and Spring Creek Manufacturing, Inc. acquisition	—	576
Deferral of unpaid offering costs	—	409
Issuance of common stock to settle interest and penalty	—	383
Issuance of common stock as vendor compensation	—	330
Issuance of warrants in conjunction with debt agreements	2,049	298
Issuance of common stock for conversion of debt	1,602	286
Settlement of VNC notes receivable and interest in connection with the acquisition	—	251
Recognition of operating lease right-of-use asset and liability	1,217	239
Issuance of common stock as settlement of accounts payable	—	193
Recognition of operating lease right-of-use asset and liability rent abatement	—	189
Recognition of finance lease right-of-use asset and liability	—	64
Reclassification of prepaid rent to operating lease right-of-use asset	—	54
Issuance of warrants as vendor compensation	—	25
Capital asset additions transferred from inventory and prepaid	862	—
Debt incurred to sellers for Innovation Digital, LLC	600	—
Lease deposits recognized from Sky Sapience Ltd. acquisition	11	—
Issuance of common stock for cashless exercise of warrants or options	—	—

See Notes to the Consolidated Financial Statement

COMSOVEREIGN HOLDING CORP.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2021 and 2020

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Corporate History of COMSovereign

On March 6, 2020, the Company’s subsidiary, Sovereign Plastics LLC (“Sovereign Plastics”), acquired substantially all of the assets of a Colorado Springs, Colorado-based manufacturer of plastics and metal components to third-party manufacturers.

On May 16 2022, the Company’s subsidiary, Sovereign Plastics LLC (“Sovereign Plastics”), was sold to TheLandersCompanies LLC.

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

On January 29, 2021, the Company completed the acquisition of Skyline Partners Technology LLC, a Colorado limited liability company that does business under the name Fastback Networks (“Fastback”). Fastback, is a manufacturer of intelligent backhaul radio (IBR) systems that deliver high-performance wireless connectivity to virtually any location, including those challenged by Non-Line of Sight (NLOS) limitations. See Note 3 – Business Acquisitions for further discussion.

On January 29, 2021, the Company, through its wholly-owned subsidiary, AZCOMS LLC (“AZCOMS”), completed the acquisition of a 140,000-square-foot building in Tucson, Arizona, and will hold and service the related debt as described in Note 9.

On February 25, 2021, the Company completed the acquisition of Sky Sapience Ltd., a company organized under the laws of the State of Israel (“SKS”). SKS is an Israeli-based manufacturer of drones with a patented tethered hovering technology that provides long-duration, mobile and all-weather Intelligence, Surveillance and Reconnaissance (ISR) capabilities to customers worldwide for both land and marine-based applications. See Note 3 – Business Acquisitions for further discussion.

On April 1, 2021, the Company completed the acquisition of RVision, Inc., a Nevada corporation (“RVision”). RVision is a developer of technologically-advanced video and communications products and physical security solutions designed for government and private sector commercial industries. See Note 3 – Business Acquisitions for further discussion.

On June 3, 2021, the Company completed the acquisition of Innovation Digital, LLC, a California limited liability company (“Innovation Digital”). Innovation Digital is a premier developer of “beyond state-of-the-art” mixed analog/digital signal processing solutions, intellectual property (IP) licensing, design and consulting services. See Note 3 – Business Acquisitions for further discussion.

On July 15, 2021, the Company completed the acquisition of RF Engineering & Energy Resource, LLC, a Michigan limited liability company (“RF Engineering”). RF Engineering is a specialist in the design, outsourced manufacturing and distribution of ultra-high performance microwave antennas and other branded solutions for the wireless and wireline industries in the United States and Latin America. See Note 3 – Business Acquisitions for further discussion.

On October 4, 2021, a Company completed the acquisition of SAGUNA Networks LTD, an Israeli-based software development company (“SAGUNA”). SAGUNA is a premier Multi-Access Edge Computing (“MEC”) cloud software developer. The acquisition significantly expanded the Company’s software technology offerings powering 5G wireless networks. See Note 3 – Business Acquisitions for further discussion.

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

As described in Note 12 – Stockholders’ Equity, effective January 21, 2021, the Company enacted a 1-for-3 reverse stock split (the “Split”) of the Company’s common stock. The consolidated financial statements and accompanying notes give effect to the Split as if it occurred at the beginning of the first period presented.

Principle of Consolidation

The consolidated financial statements as of, and for the year ended December 31, 2020 and 2021 include the accounts of the Company and its subsidiaries: Drone AFS Corp., Lighter Than Air Systems Corp., DragonWave, Lextrum, Silver Bullet, VEO, InduraPower, Sovereign Plastics, VNC, Fastback, SKS, AZCOMS, RVision, Innovation Digital, RF Engineering and SAGUNA. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates consist of the valuation of stock-based compensation; the valuation of the assets and liabilities acquired; the valuation of the Company’s common shares issued in the transaction; the valuation of inventory; the allowance for credit losses; the valuation of equity securities; the valuation allowance for deferred tax assets; and impairment of long-lived assets and goodwill.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Acquisitions

The Company accounts for business combinations under the acquisition method of accounting, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. Any excess of the fair value of purchase consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired and liabilities assumed are determined based upon the valuation of the acquired business and involves management making significant estimates and assumptions.

Accounting Standards Not Yet Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. As a public business entity, this standard will become effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the potential impact ASU 2021-08 will have on our Consolidated Financial Statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2021-04). This guidance clarifies an issuer’s accounting for certain modifications of freestanding equity-classified written call options and provides a “principles-based” framework to determine whether an issuer should recognize the modification or exchange and an adjustment to equity or an expense. The Company is currently evaluating the potential impact ASU 2021-04 will have on our Consolidated Financial Statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This guidance provides optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments that use LIBOR as a reference rate and is effective upon issuance through December 31, 2022. The Company has performed an evaluation of and will continue to evaluate, through December 31, 2022, the impact of this ASU. This ASU does not currently and is not expected to have in the future, a material effect on the Consolidated Financial Statements.

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

Cash and Cash Equivalents

Cash and cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions, including all short-term, highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Accounts Receivable and Credit Policies

Trade accounts receivable consist of amounts due from the sale of the Company’s products and services. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 45 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. As of December 31, 2021 and 2020, the Company recorded a reserve in the amount of $1.7 million and $1.7 million, respectively, as uncollectible.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivables. The Company places its cash with high-credit-quality financial institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250 thousand per depositor. As a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company has not experienced any losses due to these excess deposits and believes the risk is not significant. With respect to trade receivables, management routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Related Parties

The Company accounts for related party transactions in accordance with FASB ASC 850, Related Party Disclosures. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries’ controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

Property and Equipment, net

Property and equipment are stated at cost when acquired. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Asset Type	Useful Life
Shop machinery and equipment	3–5 years
Computers and electronics	2 years
Office furniture and fixtures	3–5 years
Leasehold improvements	Shorter of remaining lease term or 5 years

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. When property and equipment are retired or otherwise disposed of, the coat and accumulated depreciation are removed from the accounts and any resulting gains or loss is included in the results of operations for the respective period.

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the year ended December 31, 2021, the Company recorded an impairment charge for intangible assets of $43.7 million. See Note 8 — Goodwill And Other Intangible Assets for more information.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. For the year ended December 31, 2021, the Company recorded a goodwill impairment charge of $62.4 million. See Note 8 — Goodwill And Other Intangible Assets for more information.

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations.

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

The Company utilizes fair value measurements primarily in conjunction with the valuation of assets acquired and liabilities assumed in a business combination. In addition, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable U.S. GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when an impairment is recognized.

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities to any of its currently eligible financial assets or liabilities. The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of December 31, 2021 and 2020, approximated their fair value due to their short-term nature.

Debt Discounts

The Company records debt discounts as a deduction from the carrying amount of the related indebtedness on its Consolidated Balance Sheet with the respective debt discount amortized in interest expense on its Consolidated Statement of Operations. In connection with the issuance of certain notes payable and senior convertible debentures, the Company, or its subsidiaries, issued warrants to purchase shares of its common stock and has BCFs. See Note 9 – Debt Agreements and Note 13 – Share-Based Compensation. The warrants are exercisable at various exercise prices per share. The Company evaluated the terms of these warrants at issuance and concluded that they should be treated as equity. The fair value of the warrants was determined by using the Black-Scholes model and was recorded as a debt discount offsetting the carrying value of the debt obligation in the Consolidated Balance Sheet.

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

Foreign Currency Translation

The Company’s operations and balances denominated in foreign currencies, including those of its foreign Canadian subsidiary, DragonWave, and its Israeli subsidiaries, SKS and SAGUNA, that are primarily a direct and integral component or extension of the Company’s operations, are translated into U.S. dollars (“USD”) using the following: monetary assets and liabilities are translated at the period end exchange rate; non-monetary assets are translated at the historical exchange rate; and revenue and expense items are translated at the average exchange rate and records the translation adjustments in accumulated other comprehensive income (loss) on the Consolidated Balance Sheet. Foreign currency transaction gains and losses are included in foreign currency transaction gain (loss) in the Consolidated Statement of Operations.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”) and has since issued various amendments which provide additional clarification and implementation guidance on Topic 606. This guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company accounts for revenue from contracts with customers in accordance with Topic 606. This guidance sets forth a five-step revenue recognition model which replaced the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance and to require more detailed disclosures. The five steps of the revenue recognition model are: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Management has determined that it has the following performance obligations related to its products and services: telcom hardware, repairs, support & maintenance, drones, injection moulding, tooling, consulting, warranties and other. Revenue from telcom hardware, repairs, support & maintenance, drones, injection moulding, tooling and other are all recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract, or services is completed. Revenue from warranties is recognized over time using an input method that results in a straight-line basis recognition over the warranty period, as the contract usually provides the customer equal benefit throughout the warranty period. Revenue from consulting services is recognized over time using an input method of labor hours expensed, as it directly measures the efforts toward satisfying the performance obligation.

For contracts with customers that contain multiple performance obligations, the Company accounts for the promised performance obligations separately as individual performance obligations if they are distinct. In determining whether performance obligations meet the criteria for being distinct, the Company considers several factors, including the degree of interrelation and interdependence between obligations and whether or not the good or service significantly modifies or transforms another good or service in the contract. After identifying the separate performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company generally determines the standalone selling prices based on the prices charged to customers. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including taking into consideration either historical pricing practices or an adjusted market assessment. Unsatisfied and partially unsatisfied performance obligations as of the end of the reporting period primarily consist of products and services for which customer purchase orders have been accepted and that are in the process of being delivered.

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

Revenue by type consisted of the following for the year ended December 31, 2021 and 2020

(Amounts in thousands)	December 31, 2021	December 31, 2020 (Unaudited)
Telcom hardware	$5,871	$3,033
Repairs	189	173
Support & maintenance	634	98
Drones	997	1,711
Injection moulding	3,039	3,186
Tooling	537	348
Consulting	406	380
Warranty	213	98
Other	754	400
	$12,640	$9,427

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

Applying a practical expedient, the Company recognizes the incremental costs of obtaining contracts, which primarily consist of sales commissions, as expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. If the service period, inclusive of any anticipated renewal, is longer than a year, the incremental direct costs are capitalized and amortized over the period of benefit. As of December 31, 2021 and 2020, there were no such capitalized costs.

The Company also applies the practical expedient not to adjust the promised amount of consideration for the effects of a financing component if the Company expects, at contract inception, that the period between when the Company transfers a good or service to the customer and when the customer pays for the good or service will be one year or less. During fiscal 2021 and 2020, there were no such financing components.

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

Share-based compensation for employees and non-employees is recorded in the Consolidated Statement of Operations as a component of general and administrative expense with a corresponding increase to additional paid-in capital in stockholders’ equity.

Leases

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

See Note 15 — Leases for more information related to the Company’s leases.

Loss on extinguishment of debt

Loss on extinguishment of debt by type consisted of the following for the year ended December 31, 2021:

Year Ended
December 31,
(Amounts in thousands)	2021
Loss on extinguishment of debt
Equipment financing debt	(6)
PPP loans	743
Promissory Notes	(5,339)

Net loss on extinguishment of debt	$(4,602)

Gain or loss on extinguishment of debt consists of the difference between the fair value and the carrying amount of debt on the date it was paid off. For the year ended December 31, 2021, the Company has a loss on the extinguishment of equipment loans of $6 thousand, a loss on the extinguishment of promissory note debt of $5.3 million, and a gain on the extinguishment of PPP loans of $0.7 million.

Income Taxes

The Company accounts for income taxes utilizing ASC 740, Income Taxes. ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. At December 31, 2021 and 2020, the Company has recorded a 100% valuation allowance against net deferred tax assets due to the uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company also follows the guidance for accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2021 and 2020. If the Company has to recognize any interest or penalties associated with its tax positions or returns, any interest or penalties will be recorded as income tax expense in the Consolidated Statement of Operations.

The Company has adopted ASU 2019-12, Income Taxes (Topic 740). This guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws and rate changes. ASU 2019-12 was effective for the Company in the fiscal years beginning after December 15, 2020 and for interim periods within fiscal years beginning after December 15, 2021.

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

There were no adjustments to net loss, the numerator, for purposes of computing basic earnings per share. The following table sets out the computation of basic and diluted income (loss) per share:

	Year Ended December 31,	Year Ended December 31,
(Amounts in thousands)	2021	2020
Numerator:
Net Loss	$(153,049)	$(37,081)
Dividends on preferred stock	(168)	—
Numerator for basic and diluted earnings per share – loss available to common stockholders	$(153,049)	$(37,081)
Denominator:
Denominator for basic and diluted earnings per share – weighted average common shares outstanding and assumed conversions	69,784	45,294
Basic and diluted loss per common share	$(2.19)	$(0.82)

Potential common shares issuable to employees, non-employees and directors upon exercise or conversion of shares or other securities are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are dilutive in periods of net loss available to common stockholders. Stock options and warrants are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period (out-of-the-money), regardless of whether the Company is in a period of net loss available to common stockholders. The following potential common shares were excluded from the diluted loss per common share as their effect was anti-dilutive as of December 31, 2021 and 2020, respectively: stock options of 1,601,841 and 2,967,762, respectively, unvested restricted stock units of 441,968 and 349,997, respectively, and warrants of 9,812,544 and 477,160, respectively.

Reportable Segments and Reporting Units

The Company currently operates as one Segment. A reporting unit (“RU”) is a component of an operating segment that is a business activity for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company’s legal operating subsidiaries are not organized to qualify as a segment, however, each operating entity has separate financial information and an operating manager, who oversees the business and financial activities, reporting to the Chief Operating Decision Maker. (“CODM”). Therefore, each legal entity is deemed to be a separate reporting unit.

3. BUSINESS ACQUISITIONS

The Company’s acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill.

Fast Plastic Parts, LLC and Spring Creek Manufacturing, Inc. Acquisition

On March 6, 2020, Sovereign Plastics completed the acquisition of the net assets of Fast Plastic Parts, LLC and 100% of the shares of common stock of Spring Creek Manufacturing, Inc. The consideration paid was the purchase price of $829 thousand, representing cash paid on the closing date of $254 thousand and short-term debt incurred to the sellers of $576 thousand. Based in Colorado Springs, Colorado, the acquired business occupies a 23,300-square-foot manufacturing facility that houses a full-production machine shop, a comprehensive line of state-of-the-art plastic injection molding machinery, as well as light-assembly fulfilment and packaging lines serving customers 24x7. To finance the cash paid on the closing date and a portion of the short-term debt incurred, the Company entered into a new promissory note with an unaffiliated lender in the principal amount of $0.5 million for proceeds of $446 thousand that matured on November 30, 2020 and issued 16,667 shares of common stock. See Note 9 for further discussion of the promissory note. The Company expensed acquisition-related costs of $35 thousand in the year ended December 31, 2020, which is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. The purpose of the acquisition was to expand our line of products and technology. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is deductible for tax purposes.

The fair values of the assets acquired and liabilities assumed as of the acquisition date, as set forth below.

(Amounts in thousands)	Fair Value
Inventory	$92
Prepaid expenses	15
Property & equipment	1,759
Operating lease right-of-use-assets	1,048
Finance lease right-of-use assets	18
Intangible assets:
Customer relationships	210
Trade name	10
Goodwill	48
Total assets	3,200
Current portion of long-term debt	1,271
Operating lease liabilities, current	167
Finance lease liabilities, current	7
Operating lease liabilities, net of current portion	881
Finance lease liabilities, net of current portion	11
Deferred tax liability - noncurrent	34
Total purchase consideration	$829

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

In connection with the VNC Acquisition, the final adjusted total purchase price consideration amounted to $18.8 million, representing (i) cash paid on the closing date of $2.9 million, (ii) 3,912,737 shares of the Company’s common stock with a fair value of $11.9 million or $3.03 per share, of which an aggregate of 1,333,334 shares was held in an escrow fund for purposes of satisfying any post-closing indemnification claims of the former VNC security holders under the Merger Agreement, (iii) options to purchase an aggregate 841,837 shares of the Company’s common stock with a fair value of $2.4 million, (iv) warrants to purchase an aggregate 578,763 shares of the Company’s common stock with a fair value of $1.6 million, and (v) settlement of a note receivable and related interest receivable pre-existing relationship in the amount of $251 thousand. The Company expensed acquisition-related costs of $157 thousand in the year ended December 31, 2020, which is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. The purpose of the acquisition was to expand our line of products and technology. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is deductible for tax purposes.

The fair values of the assets acquired and liabilities assumed as of the acquisition date, as set forth below.

(Amounts in thousands)	Fair Value
Inventory	$158
Prepaid expenses	13
Intangible assets:
Technology	6,550
Customer relationships	5,880
Trade name	320
Licenses	350
Goodwill	8,463
Total assets	21,734
Accounts payable	5
Long-term debt	24
Deferred tax liability - noncurrent	2,873
Total purchase consideration	$18,832

Fastback / Skyline Partners Technology LLC

On January 29, 2021, the Company completed the acquisition of Fastback for cash consideration paid of $1.3 million and the issuance of $1.5 million aggregate principal amount of term notes and $11.2 million aggregate principal amount of convertible notes that are convertible into common stock at a conversion price of $5.22 per share, subject to adjustment. See Note 9 – Debt Agreements for further discussion of the notes. Fastback’s products complement and enhance the Company’s 5G connectivity offerings. All resulting goodwill is expected to be tax deductible. The Company incurred acquisition-related costs of $79 thousand, of which $18 thousand was expensed in fiscal year 2021 and $61 thousand was expensed in fiscal year 2020, which are included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations. The purpose of the acquisition was to expand our line of products and technology. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is deductible for tax purposes.

The fair values of the assets acquired and liabilities assumed as of the acquisition date, as set forth below.

(Amounts in thousands)	Fair Value
Cash	$9
Accounts receivable	245
Inventory	358
Prepaid expenses	1,914
Property & equipment	202
Intangible assets:
Trade Name	409
Technology	1,770
Customer Relationships	5,000
Software	97
Goodwill	5,849
Total assets	15,853
Accounts payable	1,055
Accrued liabilities	174
Notes payable	210
Contract liabilities, current	213
Accrued warranty liability – long term	236
Total purchase consideration	$13,965

Sky Sapience Ltd.

On February 25, 2021, the Company completed the acquisition of SKS. The total preliminary purchase price consideration amounted to $11.8 million, subject to working capital and other post-closing adjustments, representing (i) cash paid on the closing date of $2.7 million (ii) 2,555,209 shares of the Company’s common stock with a fair value of $9.1 million or $3.55 per share, of which an aggregate of 1,151,461 shares was held in an escrow fund for purposes of satisfying any post-closing indemnification claims of the sellers under the Stock Purchase Agreement. SKS’s products complement and enhance the Company’s tethered drone product portfolio for commercial communications, defense and national security markets. All resulting goodwill is expected to be tax deductible. The purpose of the acquisition was to expand our line of products and technology. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is deductible for tax purposes.

The fair values of the assets acquired and liabilities assumed as of the acquisition date, as set forth below.

(Amounts in thousands)	Fair Value
Cash	$320
Accounts receivable	60
Inventory	1,229
Prepaid expenses	15
Other current assets	334
Property & equipment	148
Operating lease right-of-use assets	457
Intangible assets:
Trade names	440
Technology	2,480
Customer relationships	3,460
Goodwill	6,185
Total assets	15,128
Accounts payable	710
Accrued liabilities	431
Contract liabilities, current	1,759
Operating lease liabilities, current	194
Operating lease liabilities - long term	252
Total purchase consideration	$11,782

RVision, Inc.

On April 1, 2021, the Company completed the acquisition of RVision. The Company acquired 100% of the outstanding capital stock of RVision in exchange for 2,000,000 shares of its common stock with a fair value of $2.75 per share. RVision’s products complement and enhance the Company’s communication offerings and provides additional access to governmental and private sector commercial industries. All resulting goodwill is expected to be tax deductible. The purpose of the acquisition was to expand our line of products and technology. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is deductible for tax purposes.

The fair values of the assets acquired and liabilities assumed as of the acquisition date, as set forth below.

(Amounts in thousands)	Fair Value
Cash	$449
Accounts receivable	47
Prepaid expenses	53
Inventory	825
Property & equipment	16
Operating lease right-of-use asset	270
Intangible assets:
Trade names	220
Technology	630
Customer relationships	400
Goodwill	3,599
Total assets	6,509
Accounts payable	54
Accrued liabilities	219
Operating lease liabilities, current	74
Contract liabilities, current	13
Notes payable	453
Operating lease liabilities – long term	196
Total purchase consideration	$5,500

Innovation Digital, LLC

On June 3, 2021, the Company completed the acquisition of Innovation Digital for cash consideration paid of $1.0 million, 3,165,322 shares of common stock with a fair value of $7.3 million or $2.35 per share, and a promissory note in the principal amount of $0.6 million that is convertible into common stock at a conversion price of $2.35. See Note 9 – Debt Agreements for further discussion of the notes. Innovation Digital enhances the Company’s portfolio of intellectual property and licensing capabilities. All resulting goodwill is expected to be tax deductible. The purpose of the acquisition was to expand our line of products and technology. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is deductible for tax purposes.

The fair values of the assets acquired and liabilities assumed as of the acquisition date, as set forth below.

(Amounts in thousands)	Fair Value
Property & equipment	6
Operating lease right-of-use asset	105
Other Non-Current Assets	2
Intangible assets:
Trade names	59
Technology	610
Customer relationships	500
Goodwill	7,953
Total assets	9,235
Accounts payable	59
Operating lease liabilities, current	32
Notes payable	31
Operating lease liabilities – long term	74
Total purchase consideration	$9,039

RF Engineering & Energy Resource, LLC

On July 15, 2021, the Company completed the acquisition of RF Engineering for cash consideration paid of $0.6 million and 992,780 shares of common stock with a fair value of $2.2 million or approximately $2.22 per share. RF Engineering’s position as a leading specialist in high performance antenna design and distribution enhances the Company’s wireless product development capabilities and sales and distribution channels. All resulting goodwill is expected to be tax deductible. See Note 9 – Debt Agreements for further discussion of the notes. The purpose of the acquisition was to expand our line of products and technology. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is deductible for tax purposes.

The fair values of the assets acquired and liabilities assumed as of the acquisition date, as set forth below.

(Amounts in thousands)	Fair Value
Cash	$41
Accounts receivable	323
Inventory	662
Other Current Assets	6
Property & equipment, net	72
Intangible assets:
Trade names	80
Customer relationships	470
Goodwill	1,920
Total assets	3,574
Accounts payable	375
Accrued liabilities	4
Contract liabilities, current	20
Notes payable	425
Total purchase consideration	$2,750

SAGUNA Networks LTD

On October 4, 2021, the Company completed the acquisition of SAGUNA for cash consideration paid of $0.2 million and 6,422,099 shares of common stock with a fair value of $9.8 million, or approximately $1.53 per share. SAGUNA is a premier Multi-Access Edge Computing cloud software developer. The acquisition significantly expanded the Company’s software technology offerings powering 5G wireless networks. The purpose of the acquisition was to expand our line of products and technology. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is deductible for tax purposes.

The fair value of the assets acquired and liabilities assumed as of the acquisition date, are as set forth below:

(Amounts in thousands)	Fair Value
Cash	$64
Accounts receivable	61
Property & equipment, net	19
Intangible assets:
Goodwill	10,137
Total assets	10,281
Accounts payable	33
Accrued liabilities	79
Other current liabilities	180
Total purchase consideration	$9,989

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis and working capital, as the Company has not yet completed the detailed valuation analyses as of the filing date of this Report.

Pro Forma Information (unaudited)

The following information represents the unaudited pro forma combined results of operations, including acquisitions, giving effect to the acquisitions as if they occurred at the beginning of the years ended December 31, 2021 and 2020:

	Year Ended December 31,	Year Ended December 31,
(Amounts in thousands)	2021 (unaudited)	2020 (unaudited)
Revenue	$13,599	$15,814

Net Loss	$(135,016)	$(43,492)
Weighted average common shares outstanding	80,138	57,874
Basic and diluted loss per common share	$(1.68)	$(0.75)

4. GOING CONCERN AND LIQUIDITY

U.S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2021, the Company generated negative cash flows from operations of $39.5 million and had an accumulated deficit of $217.8 million and negative working capital of $3.5 million.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund growth initiatives. The Company intends to position itself so that it will be able to raise additional funds through the sales of securities in the capital markets, the issuance of debt, and/or by securing lines of credit. The Company completed three public offerings during fiscal year 2021 and received gross proceeds of approximately $45.0 million for the two common stock offerings and $8.0 million for the preferred series offering, before deducting underwriting discounts and commissions and offering expenses.

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

5. INVENTORY

Inventory consisted of the following as of December 31, 2021 and 2020:

(Amounts in thousands)	December 31, 2021	December 31, 2020
Raw materials	$6,810	$1,766
Work in progress	1,255	461
Finished goods	3,645	3,305
Total inventory	11,710	5,532
Reserves	(1,166)	(994)
Total inventory, net	$10,544	$4,538

6. PREPAID AND DEFERRED EXPENSES

Prepaid expenses consisted of the following as of December 31, 2021 and 2020:

(Amounts in thousands)	December 31, 2021	December 31, 2020
Prepaid rent and security deposit	$96	$732
Deferred offering expenses	—	569
Prepaid products and services	7,106	172
	$7,202	$1,473

Prepaids and deferred expenses includes cash paid in advance for rent and security deposits, inventory and other. Deposits for radio inventory was $5.4 million.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2021 and 2020:

(Amounts in thousands)	December 31, 2021	December 31, 2020
Shop machinery and equipment	$11,912	$9,961
Computers and electronics	1,436	575
Office furniture and fixtures	744	348
Building	4,801	—
Land	1,330	—
Leasehold improvements	1,298	274
	21,521	11,158
Less – accumulated depreciation	(12,034)	(8,872)
	$9,488	$2,286

For the year ended December 31, 2021 and 2020, the Company invested $3.1 million and $0.2 million, respectively, in capital expenditures.

The Company recognized $1.8 million and $1.1 million, respectively, of depreciation expense for the year ended December 31, 2021 and 2020.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of goodwill for the year ended 2021 and 2020:

(Amounts in thousands)	Total
Balance at December 31, 2019	$56,387
2020 Acquisitions	8,511
Balance at December 31, 2020	$64,898
2021 Acquisitions	35,478
Impairment	(62,385)
Balance at December 31, 2021	$37,991

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of December 31, 2021 and 2020:

(Amounts in thousands)	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trade names	$5,973	$—	$(1,350)	$4,623
Licenses	350	—	(34)	316
Technology	40,287	—	(10,811)	29,476
Customer relationships	21,201	—	(5,485)	15,716
Intellectual property	3,730	—	(673)	3,057
Total definite-lived intangible assets at December 31, 2020	$71,541	$—	$(18,353)	$53,188
Trade names	$7,181	$(4,915)	$(2,266)	$—
Licenses	350	(281)	(69)	—
Technology	46,359	(16,769)	(17,799)	11,791
Customer relationships	31,031	(21,705)	(9,326)	—
Intellectual property	4,135	—	(1,730)	2,405
Capitalized Software	1,330	—	(66)	1,264
Total definite-lived intangible assets at December 31, 2021	$90,386	$(43,670)	$(31,256)	$15,460

For the year ended December 31, 2021, the Company recorded an impairment charge for goodwill in the amount of $62.4 million and an impairment charge for intangibles in the amount of $43.7 million, specifically trade names, licenses, technology, and customer relationships, in the amounts of $4.9 million, $281 thousand, $16.8 million, and $21.7 million, respectively. The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations.

Amortization expense of intangible assets was $12.9 million and $11.4 million, respectively, for the years ended December 31, 2021 and 2020. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets. The following table sets forth the weighted-average amortization period, in total and by major intangible asset class:

Asset Class	Weighted-Average Amortization period
Technology	1.8 years
Intellectual property	2.2 years
Software	5.0 years
All Intangible assets	2.1 years

As of December 31, 2021, assuming no additional amortizable intangible assets, the expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter was as follows:

(Amounts in thousands)	Estimated
2022	7,932
2023	6,574
2024	461
2025	247
2026	246

Total Intangible assets	$15,460

9. DEBT AGREEMENTS

Long-term debt consisted of the following as of December 31, 2021 and 2020:

		December 31, 2021		December 31, 2020
(Amounts in thousands)	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Secured Notes Payable
Secured senior convertible note payable	May 27, 2023	$6,417	6.0%	$—	—
Secured senior convertible note payable	August 25, 2023	4,833	6.0%	—	—
Secured note payable*	February 28, 2020	—	—	789	12.5%
Secured note payable*	March 1, 2022	—	—	151	9.0%
Secured note payable*	September 1, 2021	—	—	11	7.9%
Secured note payable*	November 26, 2021	1,000	9.0%	2,000	15.0%
Secured note payable*	December 26, 2020	—	—	75	78.99%
Secured note payable*	September 15, 2020	—	—	855	36.0%
Secured note payable*	October 15, 2020	—	—	2,008	18.0%
Secured note payable	January 15, 2022	5,205	>8% or Libor +6.75%	—	—
Equipment financing loan*	November 9, 2023	—	—	57	8.5%
Equipment financing loan*	December 19, 2023	—	—	84	6.7%
Equipment financing loan*	January 17, 2024	—	—	38	6.7%
Secured note payable	January 6, 2021	—	—	1,100	10.0%
Total secured notes payable		17,455		7,168

Notes Payable
Note payable	February 16, 2023	11	3.0%	—	—
Note payable*	September 30, 2020	—	—	500	15.0%
Note payable*	September 30, 2020	—	—	175	15.0%
Note payable*	August 31, 2020	—	—	3,500	18.0%
Notes payable*	December 6, 2019	—	—	67	18.0%
Note payable*	November 30, 2020	—	—	500	15.0%
Notes payable*	June 30, 2020	—	—	380	0.0%
Notes payable*	June 30, 2020	—	—	166	0.0%
Note payable*	February 16, 2023	—	—	83	3.0%
Note payable*	September 30, 2020	—	—	290	12.0%
Notes Payable*	October 13, 2020 through November 30, 2020	—	—	1,200	18.0%
Notes Payable*	January 31, 2021 through February 23, 2021	—	—	550	18.0%
PPP loans	May 5, 2022	2	1.0%	455	1.0%
SBA loan	May 15, 2050	150	3.8%
PPP loan	May 14, 2022	—		24	1.0%
PPP loan	August 11, 2025	—		104	1.0%
Total notes payable		163		7,994

Senior Debentures
Senior debenture*	December 31, 2019	—		84	15.0%
Total senior debentures		—		84

Convertible Notes Payable
Convertible note payable*	January 29, 2021	—	—	374	24.0%
Convertible note payable*	November 20, 2020	—	—	2,238	24.0%
Convertible note payable	June 3, 2022	600	5.0%	—	—
Convertible note payable	January 29, 2026	11,150	1.0%	—	—
Total convertible notes payable		11,750		2,612

Senior Convertible Debentures
Senior convertible debenture	December 31, 2021	—	—	250	15.0%
Senior convertible debenture	November 30, 2020	—	—	1,000	15.0%
Total senior convertible debentures		—		1,250
Total long-term debt		29,368		19,108
Less unamortized discounts and debt issuance costs		(3,718)		(61)
Total long-term debt, less discounts and debt issuance costs		25,650		19,047
Less current portion of long-term debt		(13,377)		(18,341)
Debt classified as long-term debt		$12,273		$706

*	Note was in default in 2020. Refer to further discussion below.

Secured Senior Convertible Note payable

On May 27, 2021, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company sold to the investor a senior secured convertible promissory note in the original principal amount of $11.0 million and warrants to purchase up to 1,820,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price of $10 million (representing an original issue discount of 10.0% on the note), of which the Company received $5 million on May 28, 2021 and $5 million on June 2, 2021. On August 25, 2021, the Company entered into a first amendment and limited waiver to the securities purchase agreement dated as of May 27, 2021 and amended and restated the convertible note.

The amended note bears interest at the rate of 6% per annum from the date of funding and matures on May 27, 2023. The Company is required to make monthly interest and principal payments in 18 equal monthly instalments of $611 thousand each, commencing in November, 2021. So long as shares of the Company’s common stock are registered for resale under the Securities Act of 1933, as amended, or may be sold without restriction on the number of shares or manner of sale, the Company has the right to make interest and principal payments in the form of additional shares of common stock, which shares will be valued at 90% of the average of the five lowest daily volume weighted average price per share of the common stock during the ten trading days immediately preceding the date of issuance of such shares of common stock. As of December 31, 2021, an aggregate principal amount of $6.4 million was outstanding under this note.

The amended note is convertible by the holder in whole or in part at any time after the six-month anniversary of the issuance date into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to adjustment and certain limitations. The Company has the right to prepay the amended note at any time with no penalty. However, should the Company exercise its buy-back right, the holder of the amended note will have the option of converting 25% of the outstanding principal amount of the note into shares of common stock at a conversion price equal to the lower of (A) the repayment price, or (B) the conversion price then in effect. The amended note is guaranteed by the Company’s subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets and properties and the assets and properties of its subsidiaries, subject only to the liens securing the approximately $1 million principal amount of outstanding indebtedness of one of the Company’s subsidiaries.

The warrants are exercisable to purchase up to 1,820,000 shares of the Company’s common stock for a purchase price of $3.00 per share, subject to adjustment, at any time on or prior to May 27, 2026, and may be exercised on a cashless basis if the shares of common stock underlying the Warrants are not then registered under the Securities Act.

In April of 2022 this loan was technically in default in payment to them due to the non-compliant state of our securities filings. Upon such a default, the lender is entitled to accelerate the balance of the note. Additionally, the lender is entitled to a default conversion rate at 80% of the average of the three lowest daily volume weighted average price during the 20 trading days prior to the delivery of the applicable notice of conversion. To date, while the lender has reserved their rights, the Company has been in dialogue with them about the late filings and has a plan to regain compliance in such filings. Other than a 5% default penalty and the default conversion rate, no adverse actions have been taken against the Company and we expect none insofar as filing currency and compliance is regained.

On August 25, 2021, the Company entered into a securities purchase agreement with an investor, pursuant to which we sold to the investor a senior secured convertible promissory note in the original principal amount of $5.8 million and warrants to purchase up to 1,315,789 shares of our common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price of $5 million (representing an original issue discount of 16.0% on the note), which $5 million the Company received on August 26, 2021.

The note bears interest at the rate of 6% per annum from the date of funding and matures on August 25, 2023. The Company is required to make monthly interest and principal payments in 18 equal monthly instalments of $322 thousand each, commencing in November, 2021. So long as shares of our common stock are registered for resale under the Securities Act of 1933, as amended, or may be sold without restriction on the number of shares or manner of sale, the Company has the right to make interest and principal payments in the form of additional shares of common stock, which shares will be valued at 90% of the average of the five lowest daily volume weighted average price per share of the common stock during the ten trading days immediately preceding the date of issuance of such shares of common stock. As of December 31, 2021, an aggregate principal amount of $4.8 million was outstanding under this note.

In April of 2022 this loan was in default. Upon such a default, the lender is entitled to accelerate the balance of the note. Additionally, the lender is entitled to a default conversion rate at 80% of the average of the three lowest daily volume weighted average price during the 20 trading days prior to the delivery of the applicable notice of conversion. To date, while the lender has reserved their rights, the Company has been in amicable dialogue with them about the late filings and has a plan to regain compliance in such filings in the very near future. Other than a 5% default penalty and the default conversion rate, no adverse actions have been taken against the Company and we expect none insofar as filing currency and compliance is regained quickly.

The note is convertible by the holder in whole or in part at any time after the six-month anniversary of the issuance date into shares of the Company’s common stock at a conversion price of $3.00 per share, subject to adjustment and certain limitations. The Company has the right to prepay the amended note at any time with no penalty. However, should the Company exercise its buy-back right, the holder of the amended note will have the option of converting 33 1/3% of the outstanding principal amount of the note into shares of common stock at a conversion price equal to the lower of (A) the repayment price, or (B) the conversion price then in effect. The note is guaranteed by the Company’s subsidiaries and is secured by a first priority lien on substantially all of the Company’s assets and properties and the assets and properties of its subsidiaries, subject only to the liens securing the approximately $1 million principal amount of outstanding indebtedness of one of our subsidiaries.

The warrants are exercisable to purchase up to1,315,789 shares of the Company’s common stock for a purchase price of $3.00 per share, subject to adjustment, at any time on or prior to August 25, 2026, and may be exercised on a cashless basis if the shares of common stock underlying the Warrants are not then registered under the Securities Act.

In April of 2022 this loan was in default. Upon such a default, the lender is entitled to accelerate the balance of the note. Additionally, the lender is entitled to a default conversion rate at 80% of the average of the three lowest daily volume weighted average price during the 20 trading days prior to the delivery of the applicable notice of conversion. To date, while the lender has reserved their rights, the Company has been in dialogue with them about the late filings and has a plan to regain compliance in such filings. Other than a 5% default penalty and the default conversion rate, no adverse actions have been taken against the Company and we expect none insofar as filing currency and compliance is regained.

In June of 2022 this loan was technically in default in payment to them, and in the non-compliant state of our securities filings. The lender has been working very closely with the Company and providing assistance and approvals as we have undertaken our own voluntary restructuring, including our plan for a reduction of overhead and personnel via divestment of non and underperforming assets and non-core activities in favor of a refocus on our true core competencies in 5G and beyond technology.

Secured Notes Payable

In August 2016, InduraPower entered into a promissory note not to exceed the principal amount of $550 thousand bearing interest at 8.5% per annum with a maturity date of August 31, 2018. InduraPower could draw funds under the note through February 28, 2017. Interest on this note was payable monthly and the full principal balance was due at maturity. On September 11, 2019, the note was amended with both parties agreeing that the outstanding balance of $814 thousand would be due on February 28, 2020. This promissory note was past due and accruing interest at an increased default rate of 12.5% per annum. This promissory note was secured by substantially all of the assets of InduraPower. The aggregate principal amount of this note was fully repaid during the first quarter of fiscal 2021.

In August 2016, InduraPower entered into a promissory note in the principal amount of $450 thousand that bears interest at 9.0% per annum and matures on March 1, 2022. Interest-only payments were due monthly beginning October 1, 2016 through March 1, 2017. Monthly payments of $9 thousand for interest and principal were due on this note for the following 60 consecutive months. This promissory note was secured by all assets, certain real estate and cash accounts of InduraPower, and was guaranteed by certain officers of InduraPower. The aggregate principal amount of this note was fully repaid during the second quarter of 2021.

In August 2016, InduraPower entered into a promissory note in the principal amount of $50 thousand with an interest rate of 7.9% per annum and a maturity date of September 1, 2021. Beginning April 1, 2017, equal monthly payments of $1 thousand for interest and principal were due on the note for 60 consecutive months. This promissory note was currently past due. This promissory note was secured by business equipment, certain real estate and cash accounts of InduraPower and was guaranteed by certain officers of InduraPower. The aggregate principal amount of this note was fully repaid during the second quarter of 2021.

In November 2019, DragonWave entered into a secured loan agreement with an individual lender pursuant to which DragonWave received a $2 million loan bearing interest at the rate of 9.0% per annum that matured on November 26, 2021. Upon an event of default, the interest rate would have automatically increased to 15% per annum on any unpaid principal and interest, compounded monthly, and all unpaid principal and accrued interest would become due on-demand. Accrued interest was calculated on a compound basis and was payable semi-annually in May and November of each year. The loan was secured by all of the assets of DragonWave and was guaranteed by ComSovereign. The debt issuance costs were the result of the issuance of 350,000 shares of common stock of the Company and a cash payment of $80 thousand. The Company defaulted on this loan during 2021, causing the interest rate to increase to a monthly compounded rate of 15% per annum, a late charge of 5% to be incurred, and the loan and accrued interest to become due on-demand. Amounts recorded as debt discounts and issuance costs were fully amortized and recognized in interest expense during 2021 as a result of the loan becoming due on-demand from the default event. As of December 31, 2021 and 2020, an aggregate principal amount of $1.0 million and $2.0 million, respectively was outstanding under this loan. On January 26, 2021, $1.0 million of the principal amount of this loan and all accrued interest with a combined total of $1.2 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering, resulting in the issuance of 295,674 shares of issued common stock of the Company, along with warrants to purchase up to 295,674 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. This loan has been in default since November 26, 2021. To date, while the lender has reserved their rights, the Company has been in amicable dialogue with them about the default. No adverse actions have been taken against the Company.

On February 26, 2020, the Company entered into a $0.6 million secured business loan bearing interest at 78.99% per annum which matured on December 26, 2020. Principal and interest payments of $19 thousand were due weekly. The loan was secured by the assets of the Company. As of December 31, 2020, an aggregate principal amount of $75 thousand was outstanding and past due under this loan. The aggregate principal amount of this loan was fully repaid during the first quarter of fiscal 2021.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020, the Company assumed a secured loan with FirstBank in the principal amount of $979 thousand bearing interest at 5% per annum and with a maturity date of June 1, 2020. On August 5, 2020, the maturity date of this loan was extended to September 15, 2020, with a single payment of all unpaid principal and accrued interest then due, and the interest rate was increased to 36% per annum for any principal balance remaining unpaid past the extended maturity date. The loan was secured by certain assets of Sovereign Plastics. This loan was subjected to covenants, whereby Sovereign Plastics was required to meet certain financial and non-financial covenants at the end of each fiscal year. As of December 31, 2020, an aggregate principal amount of $855 thousand was outstanding and past due under this loan. The aggregate principal amount of this loan was fully repaid during the first quarter of fiscal 2021.

On March 19, 2020, the Company entered into a secured loan agreement in the amount of $2.0 million bearing interest at 5% per annum with a maturity date of August 31, 2020. On August 5, 2020, the maturity date of this loan was extended to October 15, 2020. Upon maturity, the interest rate automatically increased to 18% per annum, and a late charge of 5% was charged for any balance overdue by more than 10 days. Interest payments of $8 thousand were due monthly, with the full principal amount due at maturity. The loan was secured by certain intellectual property assets of the Company. The proceeds of the loan were used to repay the balance of the CNB Note (revolving line of credit) that was entered into in 2017. As of December 31, 2020, an aggregate principal amount of $2.0 million was outstanding and past due under this loan. On January 26, 2021, the aggregate principal amount of this loan and accrued interest with a combined total of $2.3 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering, plus a 10,000 unit conversion bonus, resulting in the issuance of 552,231 shares of issued common stock of the Company, along with warrants to purchase up to 552,231 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020, the Company:

●	assumed an equipment financing loan with an aggregate principal balance of $65 thousand, which was secured by the related equipment, bearing interest at 8.5% per annum. Monthly principal and interest payments of approximately $2 thousand was due over the term. At December 31, 2020, an aggregate amount of principal of $57 thousand was outstanding and past due under this loan. However, there were no penalties associated with this default. The aggregate principal amount of this loan was fully repaid during the first quarter of fiscal 2021.

●	assumed an equipment financing loan with an aggregate principal balance of $96 thousand, which was secured by the related equipment, bearing interest at 6.7% per annum. Monthly principal and interest payments of approximately $2 thousand was due over the term. At December 31, 2020, an aggregate amount of principal of $84 thousand was outstanding and past due under this loan. However, there were no penalties associated with this default. The aggregate principal amount of this loan was fully repaid during the first quarter of fiscal 2021.

●	assumed an equipment financing loan with an aggregate principal balance of $44 thousand, which was secured by the related equipment, bearing interest at 6.7% per annum. Monthly principal and interest payments of approximately $1 thousand was due over the term. At December 31, 2020, an aggregate amount of principal of $38 thousand was outstanding and past due under this loan. However, there were no penalties associated with this default. The aggregate principal amount of this loan was fully repaid during the first quarter of fiscal 2021.

On December 8, 2020, the Company entered into a secured loan agreement in the aggregate principal amount of $1.1 million with an original issue discount of $0.1 million, that bore interest at the rate of 10% per annum and matures on January 6, 2021. Upon an event of default, the interest rate automatically increased to 36% per annum on any unpaid principal, or the maximum amount permitted by applicable law, compounded monthly, and all unpaid principal and accrued interest could have become due on-demand. Accrued interest and principal were due in full on the maturity date. A late charge of 10% could have been charged for any balance not paid when due. The loan was guaranteed by VNC and was secured by the Company’s equity interest in VNC, all of the assets of VNC and certain intellectual property assets of the Company. Daniel L. Hodges, the Company’s Chief Executive Officer, transferred a total of 23,334 shares of his personally owned, issued and outstanding common stock of the Company to the lender and brokers, as part of this transaction. The shares had a total fair value of $143 thousand. The Company accounted for this as a contribution from Mr. Hodges, with $0.1 million assigned as debt discounts for additional consideration to the lender, and $41 thousand assigned as debt issuance costs to the brokers. The Company incurred debt issuance costs to the placement agent of this transaction in the amount of $50 thousand. For the fiscal year ended December 31, 2020, $232 thousand of the debt discounts and issuance costs were amortized and recognized in interest expense in the Consolidated Statement of Operations. As of December 31, 2020, there were $61 thousand of debt discounts and issuance costs remaining. As of December 31, 2020, an aggregate principal amount of $1.1 million was outstanding under this loan. On January 26, 2021, $350 thousand of the principal amount of this loan and accrued interest with a combined total of $496 thousand, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering, resulting in the issuance of 119,418 shares of issued common stock of the Company, along with warrants to purchase up to 119,418 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. The remaining $750 thousand principal amount of this loan was fully repaid during the first quarter of 2021.

On January 29, 2021, the Company entered into a secured $5.3 million term loan that bore interest at the higher rate of 8% or LIBOR plus 6.75%, that matured in January 2022 in connection with our acquisition of the Tucson Building. That note was secured by a deed of trust on the Tucson Building. On January 31, 2022, we completed the sale of the Tucson Building and repaid that outstanding secured term loan.

On May 27, 2021, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company sold to the investor a senior secured convertible promissory note in the original principal amount of $11 million and warrants to purchase up to 1,820,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price of $10 million (representing an original issue discount of 10.0% on the note), of which the Company received $5,000,000 on May 28, 2021 and $5 million on June 2, 2021. On August 25, 2021, the Company entered into a first amendment and limited waiver to the securities purchase agreement dated as of May 27, 2021 and amended and restated the convertible note.

The amended note bears interest at the rate of 6% per annum from the date of funding and matures on May 27, 2023. The Company is required to make monthly interest and principal payments in 18 equal monthly instalments of $611 thousand each, commencing in November, 2021. So long as shares of the Company’s common stock are registered for resale under the Securities Act of 1933, as amended, or may be sold without restriction on the number of shares or manner of sale, the Company has the right to make interest and principal payments in the form of additional shares of common stock, which shares will be valued at 90% of the average of the five lowest daily volume weighted average price per share of the common stock during the ten trading days immediately preceding the date of issuance of such shares of common stock. As of December 31, 2021, an aggregate principal amount of $6.4 million was outstanding under this note.

Notes Payable

In September 2017, ComSovereign entered into a promissory note in the principal amount of $138 thousand that bore interest at a rate of 12% per annum and was due on October 17, 2017. The note was repaid during fiscal year 2019. On June 10, 2019, ComSovereign entered into a new promissory note with the same lender for $0.2 million with an original issue discount of $6 thousand and a maturity date of July 9, 2019. The full $0.2 million balance was due at maturity. Since this note was not repaid upon maturity, subsequent interest was accrued at an increased rate of 18% per annum. Additionally, on August 14, 2019, ComSovereign borrowed from the same lender an additional $0.2 million promissory note that matured on September 1, 2019. As this note was not repaid upon maturity, subsequent interest was accrued at an increased rate of 18% per annum. As of December 31, 2019, an aggregate principal amount of $0.4 million was outstanding under these notes. On August 5, 2020, the aggregate principal amount of these note and accrued interest in the amount of $489 thousand was fully extinguished in exchange for 108,560 shares of issued common stock of the Company with a fair value of $4.53 per share.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller on a promissory note in the principal amount of $0.5 million bearing interest at 12.0% per annum with a maturity date of October 17, 2017. On October 1, 2019, the maturity date was extended until September 30, 2020 and the interest rate was reduced to 10% per annum. All unpaid accrued interest from October 2017 through September 30, 2019 was converted into 50,000 shares of common stock of the Company. On April 21, 2020, all unpaid accrued interest from October 1, 2019 through December 31, 2019 was converted into 4,832 shares of issued common stock of the Company. Accrued interest and the full principal balance were due at maturity. Upon maturity, the interest rate increased to 15% per annum for any balance overdue by more than 5 days. As of December 31, 2020, an aggregate principal amount of $0.5 million was outstanding under this note, and was past due at December 31, 2020. On January 26, 2021, the aggregate principal amount of this note and accrued interest with a combined total of $562 thousand, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering, resulting in the issuance of 135,324 shares of issued common stock of the Company, along with warrants to purchase up to 135,324 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of a promissory note in the principal amount of $175 thousand bearing interest at the rate of 15% per annum and was due on November 30, 2017. The interest rate increased to 18% per annum when the note became past due. On October 1, 2019, ComSovereign amended the promissory note to extend the maturity date to September 30, 2020 and to change the interest rate to 10% per annum. Both parties to the note also agreed to convert all unpaid accrued interest into 3,334 shares of common stock of the Company, valued at $44 thousand. Accrued interest and principal were due and payable at maturity. Upon maturity, the interest rate increased to 15% per annum for any balance overdue by more than 5 days. As of December 31, 2020, an aggregate principal amount of $175 thousand was outstanding under this note and was past due. The aggregate principal amount of this note was fully repaid during the first quarter of fiscal 2021.

In October 2017, DragonWave entered into a 90-day promissory note in the principal amount of $4.4 million and received proceeds of $4.0 million. In January 2018, the promissory note was amended to accrue interest at the rate of 8% per annum and to extend the maturity date another 90 days. In August 2018, the maturity date was extended to December 31, 2018 with new payment terms. In September 2018, the maturity date was extended to February 28, 2019 with new payment terms. In October 2018, DragonWave amended the promissory note to clarify the payment of interest. On September 3, 2019, the promissory note was increased to $5.0 million as all unpaid accrued interest was added to the principal balance. Additionally, the maturity date was extended to March 30, 2020 and the interest rate was changed to 10% per annum. Under this new amendment, interest payments were due and payable monthly. On April 21, 2020, the maturity date of this note was extended to August 31, 2020, the interest rate was increased to 12% per annum, and the Company provided to the lender 33,334 fully paid and non-assessable shares of its common stock that have been treated as debt issuance costs. On August 5, 2020, $1.5 million principal amount of this note was extinguished in exchange for 333,334 shares of common stock of the Company with a fair value of $4.53 per share. This loan was past due at December 31, 2020. However, there were no penalties associated with this default. As of December 31, 2020, an aggregate principal amount of $3.5 million was outstanding under this note. On January 26, 2021, the aggregate principal amount of this note and accrued interest with a combined total of $4.2 million, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering, resulting in the issuance of 1,014,716 shares of issued common stock of the Company, along with warrants to purchase up to 1,014,716 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

On June 10, 2019, ComSovereign entered into a promissory note in the principal amount of $0.2 million with an original issue discount of $6 thousand and a maturity date of July 9, 2019. The full $0.2 million balance was due at maturity. Since this note was not repaid and was past due, interest was being accrued at an increased rate of 18% per annum. On August 5, 2020, the aggregate principal amount of this note and accrued interest in the amount of $245 thousand was fully extinguished in exchange for 54,483 shares of issued common stock of the Company with a fair value of $4.53 per share.

On November 7, 2019, ComSovereign entered into several promissory notes in the aggregate principal amount of $450 thousand that bore an effective interest rate at 133% per annum due to a single payment incentive, which matured on December 6, 2019. An aggregate principal amount of $0.2 million was owed to three related parties out of the $450 thousand promissory notes. Accrued interest and principal were due and payable at maturity. The Company repaid $250 thousand of the aggregate principal amount of this promissory note during the first quarter of the 2020. An additional $133 thousand of the aggregate principal amount of this promissory note, along with accrued interest and associated late fee penalties of $52 thousand, was fully extinguished on August 5, 2020 in exchange for 41,093 shares of issued common stock of the Company with a fair value of $4.53 per share. As of December 31, 2020, the aggregate principal amount of $67 thousand was outstanding and past due under these notes. The aggregate principal amount of these notes was fully repaid during the first quarter of fiscal 2021.

On March 5, 2020, the Company sold a promissory note in the principal amount of $0.5 million that matured on November 30, 2020 for a purchase price of $446 thousand. Additionally, in lieu of interest, the Company issued to the lender 16,667 shares of its common stock with a fair value of $57 thousand, which was recognized as a debt discount and amortized to interest expense over the term of the note. Any principal balance remaining unpaid past the maturity date accrued interest at a rate of 15% per annum. As of December 31, 2020, an aggregate principal amount of $0.5 million was outstanding and past due under this note. On January 26, 2021, the aggregate principal amount of this note and accrued interest with a combined total of $512 thousand, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering, resulting in the issuance of 123,305 shares of issued common stock of the Company, along with warrants to purchase up to 123,305 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

In connection with the acquisition of the business by Sovereign Plastics on March 6, 2020, the Company:

●	entered into several promissory notes with the sellers in the aggregate principal amount of $410 thousand that did not bear interest and has a maturity date of June 30, 2020 and monthly principal payments. As of December 31, 2020, the aggregate amount of $380 thousand was outstanding and past due under these notes. However, there were no penalties associated with this default. The aggregate principal amount of these notes was fully repaid during the first quarter of fiscal 2021.

●	agreed to pay an aggregate of $166 thousand to the sellers on or before June 30, 2020. The agreement was not interest bearing. As of December 31, 2020, an aggregate amount of $166 thousand was outstanding and past due under these notes. However, there were no penalties associated with this default. The aggregate principal amount of these notes was fully repaid during the first quarter of fiscal 2021.

●	assumed a note payable in the amount of $87 thousand bearing interest at 3% per annum and with a maturity date of February 16, 2023. Monthly payments in the amount of $4 thousand for principal and interest are due over the term. As of December 31, 2021 and 2020, an aggregate principal amount of $11 thousand and $83 thousand, respectively, was outstanding and past due under this note. However, there were no penalties associated with this default and amounts due were current as of the filing date of this Report.

On May 29, 2020, the Company entered into a promissory note in the principal amount of $290 thousand with an original issue discount of $40 thousand and a maturity date of September 30, 2020. The full $290 thousand balance was due at maturity, with interest accruing at a rate of 12% per annum for any principal balance remaining unpaid past the maturity date. As of December 31, 2020, an aggregate principal amount of $290 thousand was outstanding and past due under this note. On January 26, 2021, the aggregate principal amount of this note, a 10% principal bonus, and accrued interest with a combined total of $330 thousand, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering, resulting in the issuance of 79,579 shares of issued common stock of the Company, along with warrants to purchase up to 79,579 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

Between July 2, 2020 and August 21, 2020, the Company borrowed an aggregate of $1.2 million from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes were between $50 thousand and $0.2 million. The notes had maturity dates between October 13, 2020 and November 30, 2020 bearing interest at a rate of 15% per annum, with interest accruing at an annually compounded rate of 18% per annum for any principal balance remaining unpaid past the maturity date. Daniel L. Hodges, the Company’s Chief Executive Officer, transferred a total of 96,634 shares of his personally owned, issued and outstanding common stock of the Company to the accredited investors and brokers, as part of this transaction. The shares had a total fair value of $479 thousand. The Company accounted for this as a contribution from Mr. Hodges, with $399 thousand assigned as debt discounts for additional consideration to the accredited investors, and $80 thousand assigned as debt issuance costs to the brokers. The Company incurred additional debt issuance costs to the brokers of this transaction in the amount of $21 thousand. The amounts recorded as debt discounts and issuance costs were fully amortized and recognized in interest expense during the current fiscal year. As of December 31, 2020, an aggregate principal amount of $1.2 million was outstanding and past due under these notes. On January 26, 2021, $750 thousand of the aggregate principal amount of these notes, a 10% principal bonus, and accrued interest with a combined total of $886 thousand, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering, resulting in the issuance of 213,496 shares of issued common stock of the Company, along with warrants to purchase up to 213,496 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. The remaining $450 thousand aggregate principal amount of these notes was fully repaid during the first quarter of fiscal 2021.

Between November 4, 2020 and November 24, 2020, the Company borrowed an aggregate of $550 thousand from accredited investors and issued to such investors promissory notes evidencing such loans. The principal amounts of the notes were between $50 thousand and $0.1 million. The notes had maturity dates between January 31, 2021 and February 23, 2021 and bore interest at a rate of 15% per annum, with interest accruing at an annually compounded rate of 18% per annum for any principal balance remaining unpaid past the maturity date. Daniel L. Hodges, the Company’s Chief Executive Officer, transferred a total of 38,334 shares of his personally owned, issued and outstanding common stock of the Company to the accredited investors, as part of this transaction. The Company accounted for this as a contribution from Mr. Hodges, with the total fair value of the shares of $260 thousand assigned as debt discounts for additional consideration to the accredited investors. The Company defaulted on these notes during the 2020 fiscal year, causing the interest rate to increase to an annually compounded rate of 18% per annum, and the note and accrued interest to become due on-demand. The amounts recorded as debt discounts were fully amortized and recognized in interest expense during the 2020 fiscal year as a result of the notes becoming due on-demand from the default event. As of December 31, 2020, an aggregate principal amount of $550 thousand was outstanding under these notes. On January 26, 2021, $0.5 million of the aggregate principal amount of these notes, a 10% principal bonus, and accrued interest with a combined total of $566 thousand, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering, resulting in the issuance of 136,324 shares of issued common stock of the Company, along with warrants to purchase up to 136,324 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026. The remaining $50 thousand aggregate principal amount of these notes was fully repaid during the first quarter of fiscal 2021.

Between April 30 and May 26, 2020, six of the Company’s subsidiaries received loan proceeds in the aggregate amount of $455 thousand under the Paycheck Protection Program (“PPP”). The PPP loan has a maturity of 2 years and an interest rate of 1% per annum. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable pursuant to section 1106 of the CARES Act, after a period of up to 24 weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 40 percent of the amount forgiven can be attributable to non-payroll costs. Further, the amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period of up to 24 weeks. As of December 31, 2021, an aggregate amount of principal of $2 thousand was outstanding under these loans. During the year ended December 31, 2021, an aggregate amount of $0.7 million had been forgiven under these loans. Additional PPP loans were applied for in 2021 and were forgiven in 2021.

In connection with the VNC acquisition on July 6, 2020, the Company assumed a PPP loan in the principal amount of $24 thousand bearing interest at 1% per annum and with a maturity date of May 14, 2022. Terms are consistent with the Company’s other PPP loans. As of December 31, 2020, an aggregate amount of principal amount of $24 thousand was outstanding under this loan. This loan was forgiven during 2021.

On August 11, 2020, one of the Company’s subsidiaries received loan proceeds in the aggregate amount of $104 thousand under the PPP. The PPP loan has a maturity of 5 years and an interest rate of 1% per annum. Terms are consistent with the Company’s other PPP loans. As of December 31, 2020, an aggregate principal amount of $104 thousand was outstanding under this loan. This loan was forgiven during 2021.

In connection with our acquisition of Fastback on January 29, 2021, we issued to the sellers $1.5 million aggregate principal amount of term promissory notes. The individual principal amounts of the notes ranged from $2 thousand to $393 thousand. These notes bore interest at the rate of 10% per annum and matured on the earlier of (i) January 1, 2022, (ii) the date on which an aggregate of $6.0 million worth of products and services were sold following the acquisition date by (A) Fastback or (B) our company and our subsidiaries (other than Fastback) to certain specified Fastback customers, or (iii) the date on which we issued and sold shares of our common stock or debt securities to investors in a bona-fide arms-length financing transaction for aggregate consideration of at least $12.0 million. Interest was payable in cash semiannually in arrears on each June 1 and December 1, commencing on June 1, 2021, and on the maturity date. Upon an event of default, the interest rate would have automatically increased to 15% per annum compounded semiannually. These notes matured on February 10, 2021 and were repaid in full in the first quarter 2021.

In connection with the RF Engineering acquisition on July 16, 2021, the Company assumed a SBA loan in the principal amount of $150 thousand bearing interest at 3.75% per annum and with a maturity date of May 15, 2050. As of December 31, 2021, an aggregate amount of principal amount of $150 thousand was outstanding under this loan.

Senior Debentures

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of $0.1 million aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $24.00 or (2) 80% of the common stock price offered under the next equity offering. On April 30, 2020, these debentures were modified to remove the conversion feature and only have settlement through cash. These debentures were past due and interest accrues at a rate of 15% per annum.  As of December 31, 2020 an aggregate principal amount of $84.0 thousand was outstanding under these debentures. The aggregate principal amount of this debenture was fully repaid during the first quarter of fiscal 2021.

Convertible Notes Payable

On April, 29, 2020, the Company sold a convertible promissory note in the principal amount of $286 thousand with an original issue discount of $36 thousand that bore interest at a rate of 12.5% per annum and matured on January 29, 2021. Accrued interest and principal was due on the maturity date. Upon maturity, the interest rate would have automatically increased to 18% per annum or the maximum amount permitted by applicable law on any unpaid principal and accrued interest. The Company also issued warrants to purchase 52,910 shares of common stock that are exercisable for a purchase price of $2.97 per share at any time on or prior to April 29, 2025. Warrants to purchase up to 9,260 shares of common stock, at an exercise price of 110% of the initial conversion price of the notes (i.e., an exercise price of $2.97), at any time on or prior to April 29, 2025, were also issued to an unrelated third-party as a placement fee for the transaction. In connection with this note, the Company recognized a BCF of $115 thousand, calculated a fair value of $45 thousand associated with the issuance of warrants to the note holder, and debt issuance costs of $39 thousand, which were all recorded as debt discounts. On July 28, 2020, the Company defaulted on this note under the related Registration Rights Agreement by not filing a registration statement within 90 days of the note origination date. As a result, the aggregate principal balance increased by $97 thousand, which was composed of an $88 thousand penalty payment-in-kind and an $9 thousand interest payment-in-kind, representing 130% of the outstanding principal and accrued interest balance on the default date. In addition, the interest rate was increased to 24% per annum, and the note and accrued interest was due on-demand. On September 29, 2020, the note holder converted the full principal of $383 thousand and all accrued interest of $16 thousand into 147,824 shares of common stock of the Company. During the year ending December 31, 2020, all amounts recorded as debt discounts totaling $235 thousand were amortized and recognized in interest expense in the consolidated statement of operations.

On July 7, 2020, the Company sold to the same investor as the April 29, 2020 note an additional convertible promissory note in the principal amount of $286 thousand with an original issue discount of $36 thousand that bore interest at a rate of 12.5% per annum, and warrants to purchase an additional 52,910 shares of common stock. Warrants to purchase up to 9,260 shares of common stock were also issued to an unrelated third-party as a placement fee for the transaction. Terms and maturities are similar to the April 29, 2020 note and warrants. In connection with this note, the Company recognized a BCF of $140 thousand, calculated a fair value of $50 thousand associated with the issuance of warrants to the note holder, and debt issuance costs of $36 thousand, which were all recorded as debt discounts. On July 28, 2020, the Company defaulted on this note under the related Registration Rights Agreement by not filing a registration statement within 90 days of the initial April 29, 2020 note origination date. As a result, the aggregate principal balance increased by $88 thousand, which was composed of an $86 thousand penalty payment-in-kind and a $2 thousand interest payment-in-kind, representing 130% of the outstanding principal and accrued interest balance on the default date. In addition, the interest rate was increased to 24% per annum, and the note and accrued interest was due on-demand. During the year ended December 31, 2020, all amounts recorded as debt discounts totaling $261 thousand were amortized and recognized in interest expense in the consolidated statement of operations. As of December 31, 2020, there were $0 of debt discounts remaining as a result of the note becoming due on-demand from the default event, and an aggregate principal amount of $374 thousand was outstanding under this note. On January 22, 2021, the note holder converted the full principal of $374 thousand and all accrued interest of $44 thousand into 155,013 shares of common stock of the Company.

On August 21, 2020, the Company sold a convertible promissory note in the principal amount of $1.7 million with an original issue discount of $0.2 million that bore interest at a rate of 5.0% per annum and matured on November 20, 2020. Accrued interest and principal were due on the maturity date. Upon maturity, the interest rate would have automatically increased to the lesser of 18% per annum or the maximum amount permitted by applicable law on any unpaid principal and accrued interest. Upon a default event, a penalty would have been incurred of 130% of the outstanding principal and accrued interest balance on the default date, the interest rate would have increased to 24% per annum, and the note and accrued interest would have become due on-demand. Following the maturity date, the note was convertible into shares of common stock at a conversion price equal to 65% of the lowest volume weighted average price of the common stock during the 20 consecutive trading days immediately preceding the conversion date, which the Company recognized as a BCF of $160 thousand. As additional consideration for the loan, the Company issued to the lender 133,334 shares of common stock at a fair value of $10.05 per share. Warrants to purchase up to 17,857 shares of common stock that are exercisable for a purchase price of $8.40 per share at any time on or prior to August 20, 2025, were also issued to an unrelated third-party as a placement fee for the transaction. In connection with this note, the Company recognized a debt discount of $1.3 million associated with the issuance of shares to the note holder, and debt issuance costs of $231 thousand, which were all recorded as debt discounts. On November 21, 2020, the Company defaulted on this note by not repaying the principal and accrued interest by the maturity date, which resulted in the aggregate principal balance increasing by $538 thousand, which was composed of an $517 thousand penalty payment-in-kind and a $22 thousand interest payment-in-kind, representing 130% of the outstanding principal and accrued interest balance on the default date. In addition, the interest rate was increased to 24% per annum. During the year ended December 31, 2020, all amounts recorded as debt discounts totaling $1.9 million were amortized and recognized in interest expense in the consolidated statement of operations. As of December 31, 2020, an aggregate principal amount of $2.2 million was outstanding and past due under this note. The aggregate principal amount of this note was fully repaid during the first quarter of fiscal 2021.

In connection with its acquisition of Fastback on January 29, 2021, the Company issued to the sellers $11.2 million aggregate principal amount of convertible promissory notes. The individual principal amounts of the notes ranged from $6 thousand to $5.6 million. These notes initially bear interest at the rate of 1.01% per annum, which is to be adjusted to the prime rate as published by the Wall Street Journal on each annual anniversary of the issuance date, and mature on January 29, 2026. Interest is payable in cash annually in arrears on each January 1. Commencing on January 29, 2022, the outstanding principal and accrued interest on these notes may be converted in full to shares of the Company’s common stock at a conversion price of $5.22 per share, subject to adjustment. Upon an event of default, the interest rate will automatically increase to 15% per annum compounded annually, and all unpaid principal and accrued interest may become due on-demand. Principal and any unpaid accrued interest are due on the maturity date. Upon maturity, the interest rate will automatically increase to 15% per annum compounded annually on any unpaid principal. As of December 31, 2021, an aggregate principal amount of $11.15 million was outstanding.

There is a provision in the notes held by the selling shareholders of our Fastback radio line which indicates that an event of default can be declared if the Company fails to file its requisite securities filings timely and the event(s) is not cleared. To date, while the holders have reserved their rights, the Company has been in amicable dialogue with them about the late filings and has a plan to regain compliance in such filings in the very near future. No adverse actions have been taken against the Company and we expect none insofar as filing currency and compliance is regained quickly.

In connection with the acquisition of Innovation Digital on June 3, 2021, the Company issued to the seller a convertible promissory note in the principal amount of $0.6 million. The convertible promissory bears interest at the rate of 5% per annum, matures on June 3, 2022 and is convertible into shares of the Company’s common stock commencing on December 3, 2021 at an initial conversion price of $2.35 per share; provided, however, that on the maturity date, the holder may (i) demand payment of the entire outstanding principal balance and all unpaid accrued interest under Convertible Note or (ii) continue to hold the Convertible Note, in which case the convertible note shall thereafter accrue interest at the rate of 10% per annum, compounded annually, until such time as (x) the holder makes a demand of payment and the convertible note is repaid in full; or (y) the convertible note is converted in full. If the convertible note is converted into shares of the Company’s common stock after the maturity date of the convertible note, the conversion price will be the closing price of our common stock on the date the conversion notice is provided to the Company. As of December 31, 2021, an aggregate principal amount of $0.6 million was outstanding under this note.

On June 3, 2022 this note went into default. On June 23, the Company reached an agreement with the former owners of Innovation Digital to return to the former owners of Innovation Digital 15 patents and 5 pending or provisional patents to those former owners in return for the cancelation of the outstanding $600,000 promissory note, the return of 500,000 shares of common stock, and the waiver of certain severance payments.

Senior Convertible Debentures

In connection with its acquisition of DragonWave and Lextrum in April 2019, ComSovereign assumed the obligations of the seller of $25 thousand aggregate principal amount of 8% Senior Convertible Debentures of the seller that bore interest at the rate of 8% per annum and matured on December 31, 2019. Interest was payable semi-annually in cash or, at the seller’s option, in shares of the seller’s common stock at the conversion price that was equal to the lesser of (1) $24.00 or (2) 80% of the common stock price offered under the next equity offering. These debentures were past due and interest accrued at a rate of 15% per annum. The aggregate principal amount of $25 thousand under these debentures was fully repaid during the first quarter of fiscal 2020.

On September 24, 2019, ComSovereign sold $250 thousand aggregate principal amount of 10% Senior Convertible Debentures that bore interest at a rate of 10% per annum and matured on December 31, 2021. Interest was payable semi-annually in arrears in June and December of each year in cash or, at ComSovereign’s option, in shares of common stock at the conversion price that is equal to the lesser of (1) $7.50 or (2) a future effective price per share of any common stock sold by ComSovereign. Upon an event of default, the interest rate would have automatically increased to 15% per annum. In connection with these debentures, ComSovereign recognized a BCF charge of $69 thousand and calculated a fair value of $181 thousand associated with the issuance of warrants, both of which were recorded as debt discounts. On April 21, 2020, all unpaid accrued interest through December 31, 2019 was converted into 2,234 shares of issued common stock of the Company. Also on April 21, 2020, all the outstanding warrants were exercised at $0.03 per share into 94,510 issued shares of the Company’s common stock, resulting in full recognition in interest expense of the remaining debt discount of approximately $139 thousand associated with the issuance of warrants. On April 30, 2020, these debentures were amended to provide for the conversion of the debentures into shares of the Company’s common stock instead of ComSovereign’s common stock. Additionally, the conversion price was changed from $7.50 per share to $2.268 per share. ComSovereign defaulted on these debentures during 2020, causing the interest rate to increase to 15% per annum, and the debentures and accrued interest to become due on-demand. Amounts recorded as debt discounts were fully amortized and recognized in interest expense during 2020, as a result of the debentures becoming due on-demand from the default event. As of December 31, 2020, an aggregate principal amount of $250 thousand was outstanding under these debentures. On January 26, 2021, the holder of these debentures converted the full principal of $250 thousand and all accrued interest of $34 thousand into 125,186 shares of common stock of the Company.

On July 2, 2020, the Company sold $1.0 million aggregate principal amount of 9% Senior Convertible Debentures to an accredited investor bearing interest at a rate of 9% per annum and a maturity date of September 30, 2020. During the third quarter of 2020, the maturity date of these debentures was extended to November 30, 2020. Accrued interest and principal were due on the maturity date, with interest paid in cash or, at the Company’s option, in shares of common stock at the conversion price of $3.00 per share. Upon an event of default, the interest rate automatically increased to 15% per annum. The debentures were convertible into shares of the Company’s common stock at a conversion price of $3.00 per share. The Company also issued warrants to purchase 33,334 shares of common stock that are exercisable for a purchase price of $3.00 per share, at any time on or prior to the earlier of December 31, 2022 or the second anniversary of the Company’s consummation of a public offering of its common stock in connection with an up-listing of the common stock to a national securities exchange. In connection with these debentures, the Company recognized a BCF charge of $131 thousand and calculated a fair value of $31 thousand associated with the issuance of warrants, both of which were recorded as debt discounts. During year ended December 31, 2020, the entire $163 thousand of the costs recorded as debt discounts were fully amortized and recognized in interest expense in the consolidated statement of operations. As of December 31, 2020, an aggregate principal amount of $1.0 million was outstanding and past due under these debentures. On January 26, 2021, the holder of these debentures converted the principal amount of $0.9 million into 300,000 shares of common stock of the Company. The remaining principal amount $0.1 million and accrued interest with a combined total of $161 thousand, was fully extinguished on January 26, 2021 at the rate of $4.15 per unit, as defined in our public offering, resulting in the issuance of, along with warrants to purchase up to 38,713 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

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

Future maturities contractually required by the Company under long-term debt obligations are as follows for the years ending December 31:

(Amounts in thousands)	Total
2022	$17,101
2023	967
2024	0
2025	0
2026	11,150
Thereafter	150
Total	$29,368

10. RELATED PARTY TRANSACTIONS

Throughout 2020, the Executive Officers and the members of the Board of Directors elected to not receive salaries and Board fees to which they are entitled through the Company’s compensation program until such time the cash position of the Company improved. Amounts outstanding at December 31, 2020 totaled approximately $1.4 million and were part of the reported $4.0 million of Accrued Payroll at December 31, 2020. During the year ended December 31, 2021, the Company completed two public offerings and this amount was repaid.

Accrued Liabilities – Related Party

As of December 31, 2021 and 2020, the accrued liabilities – related party balance was $86 thousand and $30 thousand, respectively, which represented amounts owed to various contractors, officers and employees of the Company as described below.

On November 10, 2017, the Company and Global Security Innovative Strategies, LLC (“GSIS”), a company in which David Aguilar, a member of the Company’s Board of Directors, is a principal, entered in an agreement (the “GSIS Agreement”) pursuant to which GSIS agreed to provide business development support and general consulting services for sales opportunities with U.S. government agencies and other identified prospects and consulting support services for the Company. The GSIS Agreement had an initial term of six months beginning on November 1, 2017. On September 26, 2018, the parties amended the GSIS Agreement to extend the period of service through September 2019 with monthly automatic renewals thereafter. The Company also agreed to issue an option to purchase 100,000 shares of the Company’s common stock at a strike price of $1.00, or $0.1 million. This option immediately vested and terminates on September 26, 2022. Pursuant to the GSIS Agreement, GSIS is paid a fee of $10 thousand per month. In addition, GSIS is paid for the expenses incurred in connection with the performance of its duties under the GSIS Agreement. Either party may terminate or renew the GSIS Agreement at any time, for any reason or no reason, upon at least 30 days’ notice to the other party. The GSIS Agreement expired in the third quarter of 2021. GSIS was owed $0 and $30 thousand for normal monthly retainers and expenses incurred as of December 31, 2021 and 2020, respectively. These amounts were recorded in accrued liabilities – related party as of December 31, 2021 and 2020, respectively.

Notes Payable – Related Party

As of October 2019, TM Technologies, Inc. had advanced amounts to the Company totaling $1.3 million for general expenses and to simulate and test emplacement of the modulation technology within one of DragonWave’s Harmony line radios.  As of October 31, 2019, this amount was formalized into a note with a stated interest payment of $54 thousand.  Interest and principal was due at initial maturity, August 31, 2020. No payment was made as of maturity and a default penalty was accrued in other liabilities totaling $67 thousand in accordance with the agreement.  Effective September 30, 2020, this note was amended to extend the maturity date to December 31, 2020.  On October 1, 2020, the Company entered into an agreement with TM to exchange the aggregate principal, interest and penalties outstanding with a combined total of $1.4 million, in full for 188,574 common shares of the Company with a fair value of $7.50 per share.

On August 5, 2019, Mr. Hodges and his wife, loaned DragonWave $0.2 million at an interest rate of 5.0% per annum and an 18.0% default interest rate with a maturity date of December 31, 2020. Interest was payable monthly while the full principal balance was due at maturity. As of December 31, 2020, $0.2 million plus accrued interest of $14 thousand was outstanding under the loan, which was accruing interest at an increased default rate of 18.0% per annum. The aggregate principal amount of this note was fully repaid during the subsequent first quarter of fiscal year 2021.

On July 1, 2020, Mr. Brent Davies, who is on the Company’s Board of Directors and Audit Committee, loaned the Company $50 thousand at an interest rate of 4.80% per annum with an original maturity date of August 31, 2020. This note was amended to extend the maturity date to November 30, 2020. Interest and the full principal balance are due at maturity. As of December 31, 2020, $50 thousand plus accrued interest of $2 thousand was outstanding under the loan, which was accruing interest at an increased default rate of 18.0% per annum. The aggregate principal amount of this note was fully repaid during the subsequent first quarter of fiscal year 2021.

On July 2, 2020, the Company sold $1.9 million aggregate principal amount of 9% Convertible Debentures to Dr. Dustin McIntire, the Company’s Chief Technology Officer, that bore interest at a rate of 9% per annum and matured on September 30, 2020. Dr. McIntire was also granted warrants to purchase an aggregate of 63,334 shares of the Company’s common stock at a price of $3.00 per share. The Company recorded the warrants as a discount to the debt in the amount of $60 thousand. The Company also recorded $250 thousand for the BCF associated with the debentures. On August 19, 2020, Dr. McIntire converted the full principal amount of such debentures and accrued interest into 640,360 shares of the Company’s common stock.

Between October 15, 2020 and December 28, 2020, the Company borrowed an aggregate of $0.6 million from Dr. McIntire and issued promissory notes evidencing such loans. The principal amounts of the notes were between $0.1 million and $350 thousand, and such notes bore interest at 10% per annum and were due between January 14, 2021 and March 28, 2021. The aggregate principal amount of these notes was fully repaid during the first quarter of fiscal year 2021.

Between November 13, 2020 and December 24, 2020, the Company borrowed an aggregate of $160 thousand from Richard J. Berman, a member of the Board of Directors, and issued promissory notes evidencing such loans. The principal amounts of the notes were between $40 thousand and $120 thousand, and such notes bore interest at 8% per annum and were due between February 12, 2021 and March 23, 2021. On January 14, 2021, Mr. Berman agreed to convert such promissory notes, and all accrued interest thereon, into 42,776 shares of the Company’s common stock and warrants to purchase 42,776 shares of common stock at an exercise price of $4.50 per share. On January 26, 2021, the aggregate principal amount of this note, a 10% principal bonus, and all accrued interest with a combined total of $178 thousand, was fully extinguished at the rate of $4.15 per unit, as defined in our public offering, resulting in the issuance of 42,776 shares of issued common stock of the Company, along with warrants to purchase up to 42,776 shares of common stock that are exercisable for a purchase price of $4.50 per share at any time on or prior to January 26, 2026.

11. REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the year ended December 31, 2021 and 2020:

	Year Ended December 31,	Year Ended December 31,
(Amounts in thousands)	2021	2020
Timing of revenue recognition:
Services and products transferred at a point in time	$12,233	$8,816
Services and products transferred over time	407	611
Total revenue	$12,640	$9,427

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the year ended December 31, 2021 and 2020:

	Year Ended December 31,	Year Ended December 31,
(Amounts in thousands)	2021	2020
Revenue by products and services:
Products	$11,336	$7,562
Services	1,304	1,865
Total revenue	$12,640	$9,427

Revenue by geographic destination consisted of the following for the year ended December 31, 2021 and 2020:

	Year Ended December 31,	Year Ended December 31,
(Amounts in thousands)	2021	2020
Revenue by geography:
North America	$11,567	$8,577
International	1,073	850
Total revenue	$12,640	$9,427

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of December 31, 2021 and 2020, the Company did not have a material contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

(Amounts in thousands)	Total
Balance at December 31, 2019	$303
Increase	561
Balance at December 31, 2020	$864
Increase	3,061
Balance at December 31, 2021	$3,925

The increase in contract liabilities during the year ended December 31, 2021 and 2020 was primarily due to invoiced amounts that did not yet meet the revenue recognition criteria, which for the year ended December 31, 2020, was partially offset by the revenue recognition criteria being met for previously deferred revenue. The amount of revenue recognized for the year ended December 31, 2021 and 2020 that was included in the prior period contract liability balance was approximately $864 thousand and $150 thousand. This revenue consisted of services provided to customers who had been invoiced prior to the year ended December 31, 2021.

See Note 2 – Summary of Significant Accounting Policies for the Company’s policies on revenue recognition.

12. STOCKHOLDERS’ EQUITY

On May 26, 2020, the board of directors of the Company and stockholders holding a majority of the outstanding shares of the Company’s common stock approved resolutions authorizing the board of directors to effect the Split of the Company’s common stock at an exchange ratio of up to 1-for-3, with the board of directors retaining the discretion as to whether to implement the Split, in connection with a public offering of the Company’s common stock pursuant to a registration filed by the Company with the SEC. On December 16, 2020, the Company’s board of directors approved a ratio for the Split of 1-for-3 subject to such registration statement being declared effective by the SEC. On January 21, 2021, the Company’s first planned registration statement and the Split became effective and closed on January 26, 2021. The consolidated financial statements and accompanying notes give effect to this Split as if it occurred at the beginning of the first period presented.

During the year ended December 31, 2021, the Company completed two public offerings, in which the Company issued a total of 10,697,354 shares of common stock and warrants to purchase an aggregate of 4,913,832 shares of common stock. In February 2021, the Company completed an acquisition and issued 2,555,209 shares of common stock as partial consideration. Additionally, in January and February 2021, the Company compensated vendors with shares of common stock totaling 234,740 shares issued and issued restricted awards to a member of the Board of Directors totaling 66,667 restricted shares. In addition, and also during the year ended December 31, 2021, the Company converted or exchanged certain debt and interest resulting in an issuance of 6,360,946 shares of the Company’s common stock and warrants to purchase 2,751,556 shares of common stock. See Note 9 – Debt Agreements for details.

The Company filed an additional registration statement for the sale of additional common stock that became effective on February 10, 2021 and closed on February 12, 2021.

As of December 31, 2021 and 2020, the Company had 100,000,000 shares of preferred stock authorized for issuance and 320,000 and 0 shares of preferred stock issued and outstanding as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company had 300,000,000 shares of common stock authorized for issuance and 81,985,140 and 49,444,689 shares of common stock issued and outstanding as of December 31, 2021 and 2020, respectively.

Sale of 9% Series A Cumulative Redeemable Perpetual Preferred Stock

On October 26, 2021, the Company filed a Certificate of Designations of 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Nevada, which classified and designated 690,000 shares of the Company’s authorized preferred stock, par value $0.0001 per share, as 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock.

On October 29, 2021, (the Company sold in a public offering 320,000 shares of the Company’s newly-designated 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a public offering price of $25.00 per share, which is the initial liquidation preference of the Series A Preferred Stock.

The Series A Preferred Stock has been listed on The Nasdaq Capital Market under the symbol “COMSP”.

The net proceeds to the Company from this Offering were approximately $7.2 million after deducting underwriting discounts and commissions and expenses payable by the Company.

The Series A Preferred Stock ranks senior to all classes or series of the Company’s common stock with respect to distribution rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of the Company. Upon issuance of the Series A Preferred Stock, the ability of the Company to declare dividends with respect to, or redeem, purchase or acquire, or make a liquidation payment on, any other shares of capital stock ranking junior to or on a parity with the Series A Preferred Stock, subject to certain restrictions in the event that the Company does not declare dividends on the Series A Preferred Stock during any dividend period. When, as, and if authorized by the Company’s board of directors and declared by the Company, dividends at the rate of 9.25% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.3125) on the Series A Preferred Stock are payable monthly in arrears on or about the twentieth (20th) day of each month. Dividends on the Series A Preferred Stock are cumulative.

The Series A Preferred Stock generally is not redeemable by the Company before April 29, 2024, except as described below upon the occurrence of a change of control (as defined in the Certificate of Designations). On and after April 29, 2024, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared) up to, but excluding, the date of redemption. The Series A Preferred Stock has no stated maturity date and is not subject to any sinking fund or mandatory redemption provisions and will remain outstanding indefinitely unless redeemed or otherwise repurchased by the Company as described below.

Upon the occurrence of a Change of Control, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part within 120 days after the first date on which such Change of Control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends up to, but excluding, the date of redemption.

Holders of the Series A Preferred Stock generally have no voting rights, except for limited voting rights, including if the Company fails to pay dividends on the Series A Preferred Stock for 18 or more monthly periods (whether or not consecutive).

13. SHARE-BASED COMPENSATION

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

Share-based compensation for employees and non-employees is recorded in the Consolidated Statement of Operations as a component of general and administrative expense with a corresponding increase to additional paid-in capital in stockholders’ equity. For employee awards, the Company elected to utilize the simplified method of estimating the expected life of options as allowed by SAB 107. The Company believes this to be a better estimate of the expected life given the lack of historical information. For nonemployee awards, the Company will utilize the stated term of the award. Forfeitures will be accounted for as they occur for both employee and nonemployee awards. Upon exercise or conversion of any share-based payment transaction, the Company will issue shares, generally as new issuances.

As described in Note 12 – Stockholders’ Equity, effective January 21, 2021, the Company enacted the Split of the Company’s common stock. As a result, the Company has given effect to the Split as if it occurred at the beginning of the first period presented for all share-based compensation.

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

A total of 3,333,334 shares of the Company’s common stock were initially authorized for issuance with respect to awards granted under the 2020 Plan. On June 25, 2021, the stockholders approved the increase of the number of shares of common stock authorized for issuance under the 2020 Plan by an additional 5,000,000 shares. Any shares subject to awards that are not paid, delivered or exercised before they expire or are cancelled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2020 Plan. As of December 31, 2021, 5,547,171 options have been issued under the 2020 Plan, of which 183,334 were forfeited. Any shares forfeited are available for re-issuance. As of December 31, 2021, a total of 2,936,163 shares authorized under the 2020 Plan remained available for award purposes.

The 2020 Plan will terminate on May 1, 2030. The maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2020 Plan is ten years after the initial date of the award.

Restricted Stock Awards

On December 2, 2019, the Company’s Board of Directors granted an aggregate of 633,336 Restricted Stock Awards (“RSAs”) to nine officers and directors at a grant date fair value of $2.46 per share. The original vesting period for these RSAs is as follows: 283,339 were to vest on the one-year anniversary of the grant date; 283,331 were to vest on the two-year anniversary of the original grant date; and 66,666 were scheduled to vest on the three-year anniversary of the original grant date. As of December 31, 2020, 283,339 RSAs had vested. As of December 31, 2021, the remaining unvested RSAs from these awards, totaling 299,997, was scheduled to vest as follows: 233,331 are scheduled to vest on the two-year anniversary of the original grant date; and 66,666 were scheduled to vest on the three-year anniversary of the original grant date.

On January 26, 2021, the Company’s Board of Directors granted an aggregate of 66,667 RSAs to one director at a grant date fair value of $4.50 per share. The vesting period for these RSAs is as follows: 33,334 vest on the one-year anniversary of the grant date and 33,333 vest on the two-year anniversary of the original grant date.

For all RSAs that are currently outstanding, if the recipient’s employment with, engagement by, or service to the Company terminates for any reason (other than due to disability, retirement or death, or termination by employee for “Good Cause” as defined pursuant to a written employment contract) prior to the vesting of all or any portion of the RSAs granted, such RSAs shall immediately be cancelled. If the recipient’s employment with, engagement by, or service to the Company terminates due to the recipient’s death, disability or retirement, or by termination by such employee for “Good Cause” as defined pursuant to a written employment contract, the recipient shall become 100% vested in the RSAs granted as of the date of any such termination. There were no RSAs that were forfeited in the year ended December 31, 2021. For the year ended December 31, 2021, the Company recognized $0.8 million of compensation expense related to RSAs and had unrecognized compensation cost as of December 31, 2021 for RSAs of $0.3 million.

Stock Options

On July 6, 2020, the Company issued replacement options for outstanding VNC options in conjunction with the acquisition of VNC. These options are outside of any equity plan and are for the purchase of an aggregate of 841,837 shares of the Company’s common stock. These options have an exercise price ranging from $0.1497 – $0.8646 per share, vested immediately, and expire on July 6, 2025. The fair value of these options on the grant date was estimated to be $2.2 million.

Also on July 6, 2020, the Company issued options to two employees as share-based compensation under the Company’s 2020 Plan for the purchase of an aggregate of 66,668 shares of the common stock. These options expire on July 6, 2025, have an exercise price of $3.24 per share, and half of these options vested six months from the date of issuance and the remainder vested 12 months from the date of issuance. The fair value of these options on the grant date was estimated to be $59 thousand. Of these, 33,334 options with a weighted average grant date fair value of $0.885 were forfeited during the third quarter of 2020 and 33,334 remain outstanding and vested as of December 31, 2021.

On April 1, 2021, the Board of Directors granted options 2020 Plan to purchase an aggregate 3,212,000 shares of common stock with exercise prices ranging from $2.75 to $3.025 per share and a grant date fair value ranging from $0.961 to $1.042 per share. These options have a three year service period and vest ratably on the first, second and third anniversary of their grant date.

Also, on April 1, 2021, the Board of Directors granted options to purchase an aggregate of 1,025,000 shares of common stock with an exercise price of $2.75 per share. and have a grant date fair value ranging from $0.759 to 0.768 per share. These shares have a two-year service period and vest ratably on the first and second anniversary of their authorization for issuance.

On May 5, 2021, the Board of Directors authorized the issuance of options to purchase an aggregate of 285,000 shares of common stock with an exercise price of $2.75 per share. These shares were in excess of the amount of shares available under the 2020 Plan at that time and were subject to the approval by the Company’s stockholders of an increase to the shares available in the 2020 Plan as noted above. Effective with the approval of the stockholders on June 25, 2021, these shares are considered granted and have a grant date fair value of $0.873 per share. Of these, options to purchase 260,000 shares have a one year service period and vest ratably on the six month and twelve month anniversary of their authorization for issuance and options to purchase 25,000 shares vested immediately upon grant.

On December 29, 2021, the Board of Directors authorized the issuance of options to purchase an aggregate of 150,000 shares of common stock with an exercise price of $1.00 per share, and a grant date fair value of $0.349 per share. These options have a three year service period and vest ratably on the first, second and third anniversary of their grant date.

All options issued during 2021 and 2020 have been valued utilizing the Black-Scholes pricing model using the assumptions listed below. The weighted average grant date fair value of all options issued during the years ended December 31, 2021 and 2020 was $0.92 and $2.55 per share, respectively.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2021 and 2020:

	2021	2020
Expected dividend yield	0%	0%
Expected volatility	63.39%	38.17%
Risk-free interest rate	0.480-0.890%	0.205-0.310%
Expected life of options	3.250-05.00 years	3.250-05.00 years

The following table represents stock option activity for the year ended December 31, 2021 and 2020:

(Amounts in thousands except per share data)	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2020	3,433,515	$1.59	2.01	$15,221
Exercisable – December 31, 2020	3,400,181	$1.58	1.99	$15,129
Granted	4,672,000	2.76	4.26	—
Exercised	(63,333)	0.26	3.52	33
Cancelled or Expired	(1,751,674)	1.84	0.11	—
Outstanding – December 31, 2021	6,290,508	$2.40	3.70	$142
Exercisable – December 31, 2021	1,741,841	$1.36	2.12	$142

(Amounts in thousands except per share data)	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	2,898,347	$1.90	1.92	$2,265
Exercisable – December 31, 2019	2,898,347	$1.90	1.92	$2,265
Granted	908,505	0.77	4.34	4,748
Exercised	(6,668)	1.50	0.72	30
Cancelled or Expired	(366,669)	2.01	0.84	1,463
Outstanding – December 31, 2020	3,433,515	$1.59	2.01	$15,221
Exercisable – December 31, 2020	3,400,181	$1.58	1.99	$15,129

Total recognized compensation expense related to the Company’s stock options was $1.2 million and $13 thousand for the year ended 2021 and 2020, respectively. Compensation expense related to stock options is recorded in share-based compensation expense, a component of general and administrative expenses, in the Consolidated Statements of Operations. For year ended December 31, 2021 and 2020, the Company has unrecognized compensation expense related to options of $3.0 million and $17 thousand, respectively. As of December 31, 2021, the Company is expected to recognize this compensation expense over the next 2.25 years.

Restricted Stock Awards

There were no RSAs that were forfeited in the year ended December 31, 2021 or 2020. For the years ended December 31, 2021 and 2020, the Company recognized a total of $0.8 and $0.7 million, respectively, of compensation expense related to all RSAs which was recorded as share-based compensation expense, a component of general and administrative expenses, in the Consolidated Statement of Operations. Unrecognized compensation cost for RSAs totaled $0.3 and $0.8 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company is expected to recognize this compensation expense over the next 1.25 years. See Note 1 – Description of Business and Basis of Presentation for information about the shares issued in connection with the formation of ComSovereign.

Warrants

On April 13, 2020, the Company issued warrants to purchase an aggregate of 33,342 shares of the Company’s common stock. The warrants were issued as compensation to a vendor and had no vesting requirements. The warrants have an exercise price of $3.60 per share and an expiration date of April 12, 2025. None of these warrants were exercised during the years ended December 31, 2021 or 2020.

On April 29, 2020, the Company issued a warrant to purchase 52,910 shares of the Company’s common stock. The warrant was issued in conjunction with the sale of the Company’s 12.5% OID Convertible Note and had no vesting requirements. The warrant has an exercise price of $2.97 per share and an expiration date of April 29, 2025. In connection with this transaction and as a placement fee to an unrelated third-party, the Company also issued warrants to purchase an aggregate of 9,262 shares of the Company’s common stock. The warrants have an exercise price of $2.97 per share and an expiration date of April 29, 2025. None of these warrants were exercised during the years ended December 31, 2021 or 2020.

On June 8, 2020, the Company issued warrants to purchase an aggregate of 8,000 shares of the Company’s common stock at an exercise price of $3.00 per share to a vendor in conjunction with a consulting agreement. These warrants expire on June 7, 2023. None of these warrants were exercised during the years ended December 31, 2021 or 2020.

On July 6, 2020, and in conjunction with the acquisition of VNC, the Company issued replacement warrants for outstanding VNC warrants to purchase an aggregate of 578,763 shares of the Company’s common stock. The warrants have an exercise price of ranging from $0.1497 to $0.7212 per share and an expiration date of July 6, 2025. 18,572 of these warrants were exercised during the year ended December 31, 2020, and none of these warrants were exercised during the year ended December 31, 2021.

On July 7, 2020, the Company issued warrants to purchase an aggregate of 96,668 shares of the Company’s common stock. The warrants were issued as part of a convertible debenture offering with no vesting requirement, have an exercise price of $3.00 per share, and expire on December 31, 2022. None of these warrants were exercised during the years ended December 31, 2021 or 2020.

On July 7, 2020, the Company issued a warrant to purchase 52,910 shares of the Company’s common stock. The warrant was issued in conjunction with the sale of the Company’s 12.5% OID Convertible Note and had no vesting requirements. The warrant has an exercise price of $2.97 per share and an expiration date of April 29, 2025. In connection with this transaction and as a placement fee to an unrelated third-party, the Company also issued warrants to purchase an aggregate of 9,262 shares of the Company’s common stock. The warrants have an exercise price of $2.97 per share and an expiration date of April 29, 2025. None of these warrants were exercised during the years ended December 31, 2021 or 2020.

On August 21, 2020, the Company issued a warrant to purchase an aggregate of 17,866 shares of the Company’s common stock in conjunction with the sale of the Company’s 13.33% OID Convertible Note. These warrants were issued as payment of a placement fee to an unrelated third-party and had no vesting requirements. The warrant has an initial exercise price of $8.40 per share and an expiration date of August 20, 2025. None of these warrants were exercised during the years ended December 31, 2021 or 2020.

On January 26, 2021, the Company issued warrants to purchase an aggregate of 2,751,556 shares of the Company’s common stock as partial consideration for the debt extinguishments disclosed in Note 9 – Debt Agreements and Note 10 – Related Party Transactions. The warrants have an exercise price of $4.50 per share and an expiration date of January 26, 2026. The issuance date fair value of these warrants was estimated to be $1.597 per share. None of these warrants were exercised during the year ended December 31, 2021.

On January 26, 2021, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company’s common stock as consideration for certain costs related to the First Offering as disclosed in Note 12 – Stockholders’ Equity. The warrants have an exercise price of $4.15 per share and an expiration date of January 21, 2026. The issuance date fair value of these warrants was estimated to be $1.703 per share. None of these warrants were exercised during the year ended December 31, 2021.

On January 26, 2021, the Company issued warrants to purchase an aggregate of 154,216 shares of the Company’s common stock as the Representative’s First Offering Warrants as discussed in Note 12 – Stockholders’ Equity. The Representative’s First Offering Warrants were subject to a lock-up for 180 days from the commencement of sales in the First Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e), and were non-exercisable for six (6) months after January 21, 2021. The warrants have an exercise price of $5.1875 per share and an expiration date of January 21, 2026. The issuance date fair value of these warrants was estimated to be $1.376 per share. None of these warrants were exercised during the year ended December 31, 2021.

On January 26, 2021, the Company issued warrants to purchase an aggregate of 4,433,734 shares of the Company’s common stock as portion of the Units offered in the Company’s First Offering as disclosed in Note 12 – Stockholders’ Equity. The warrants have an exercise price of $4.50 per share and an expiration date of January 26, 2026. The issuance date fair value of these warrants was estimated to be $1.597 per share. None of these warrants were exercised during the year ended December 31, 2021.

On February 12, 2021, the Company issued warrants to purchase an aggregate of 225,882 shares of the Company’s common stock as the Representative’s Second Offering Warrants as discussed in Note 12 – Stockholders’ Equity. The Representative’s Second Offering Warrants were subject to a lock-up for 180 days from the commencement of sales in the Second Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e), and were non-exercisable for six (6) months after February 10, 2021. The warrants have an exercise price of $5.3125 per share and an expiration date of February 10, 2026. The issuance date fair value of these warrants was estimated to be $1.918 per share. None of these warrants were exercised during the year ended December 31, 2021.

On May 27, 2021, the Company issued warrants to purchase an aggregate of 1,820,000 shares of the Company’s common stock in conjunction with a debt agreement as discussed in Note 9 – Debt Agreements. These warrants have an exercise price of $4.50, subject to adjustment, a grant date fair value of $0.505 per share, and expire on May 27, 2026. None of these warrants were exercised during the year ended December 31, 2021.

On August 25, 2021, the Company issued warrants to purchase an aggregate of 1,315,789 shares of the Company’s common stock in conjunction with a debt agreement as discussed in Note 9 – Debt Agreements. These warrants have an exercise price of $3.00, subject to adjustment, a grant date fair value of $0.859 per share, and expire on August 25, 2026. None of these warrants were exercised during the year ended December 31, 2021.

On October 4, 2021, and in conjunction with the acquisition of SAGUNA, the Company issued warrants to purchase an aggregate of 1,140,000 shares of the Company’s common stock. The warrants have an exercise price of $2.09 per share, a grant date fair value of $0.667 per share, and an expiration date of April 4, 2026. None of these warrants were exercised during the year ended December 31, 2021.

All warrants are valued utilizing the Black-Scholes pricing model using the assumptions listed below. The weighted average grant date fair value of all warrants issued during the year ended December 31, 2021, was $1.265 per share.

The following table summarizes the assumptions used to estimate the fair value of the warrants granted during the years ended December 31, 2021 and 2020:

	2021	2020
Expected dividend yield	0%	0%
Expected volatility	39.94-64.04%	36.96-41.55%
Risk-free interest rate	0.420-0.950%	0.19-0.44%
Contractual life of warrants	4.0-5.0 years	2.5-5.0 years

The following tables represents warrant activity for the years ended December 31, 2021 and 2020:

(Amounts in thousands except per share data)	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2020	890,416	$1.46	4.02	$4,083
Exercisable – December 31, 2020	890,416	$1.46	4.02	$4,083
Granted	11,941,177	3.90
Exercised	—	—
Forfeited or Expired	—	—
Outstanding – December 31, 2021	12,831,593	$3.72	4.13	$199
Exercisable – December 31, 2021	12,831,593	3.72	4.13	199

(Amounts in thousands except per share data)	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	167,846	$2.85	1.96	$258
Exercisable – December 31, 2019	167,846	$2.85	1.96	$258
Granted	858,983	1.39
Exercised	(113,080)	0.14
Forfeited or Expired	(23,334)	15.00
Outstanding – December 31, 2020	890,415	$1.46	4.02	$4,083
Exercisable – December 31, 2020	890,415	1.46	4.02	4,083

14. INCOME TAXES

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

Net deferred tax liabilities consisted of the following as of December 31, 2021 and 2020:

	December 31
(Amounts in thousands)	2021	2020
Deferred tax assets:
Share-based compensation	$483	$15
Warranty reserve	118	—
Inventory reserve	292	165
Allowance for bad debt	457	422
Deferred revenue	27	—
Right of use assets	37	—
Net operating loss carryover	29,204	19,037
Foreign losses	3,864	4,836
General business credits	256	256
Total deferred tax assets	34,738	24,731
Deferred tax liabilities:
Depreciation	(506)	(382)
Amortization	(3,854)	(13,156)
Total deferred tax liabilities	(4,360)	(13,538)
Valuation allowance:	(30,378)	(11,193)
Net deferred tax assets (liabilities)	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income (loss) from continuing operations before tax for fiscal 2020 due to the following:

	December 31, 2021		December 31, 2020
(Amounts in thousands)	US$’s	Rates	US$’s	Rates
Income tax benefit at statutory federal income tax rate	$(32,140)	21.0%	$8,397	21.0%
State tax expense, net of federal benefit	(6,122)	4.0%	1,599	4.0%
Permanent items	18,918	(12.4)%	234	0.6%
Other	(159)	(0.1)%	106	0.3%
Valuation allowance	19,185	(12.5)%	(7,430)	(18.6)%
Income tax benefit	$—	—%	$2,906	(7.3)%

As of December 31, 2021, the Company had domestic net operating loss carryforwards of approximately $116.8 million of which approximately $23.7 million was generated pre-2018 that may be carried forward 20 years to offset against future taxable income from the year 2019 through 2039, and approximately $93.1 million generated post-2017 that may offset future taxable income with no definite expiration date.

Due to the change in the ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. We estimate $8.3 million of domestic NOLs will expire unused.

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

(Amounts in thousands)	Balance at Beginning of Period	Charges (credits) to expense	Charges (credits) to other accounts	Write-offs	Balance at End of Period
Deferred tax valuation allowance:
December 31, 2021	$11,193	$19,185	$-	$-	$30,378
December 31, 2020	$3,763	$7,430	$-	$-	$11,193

We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2021, tax years for 2018, 2019, 2020, and 2021 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2021, we are no longer subject to US federal, state, and foreign examinations by tax authorities before 2018. Tax year 2018 was open as of December 31, 2020.

At December 31, 2021, the Company had foreign net operating loss carryforwards of approximately $15.5 million. Of these losses, $14.9 million are Canadian NOLs that may be carried forward 20 years to offset against future taxable income from the years 2019 through 2041. In addition, $0.6 million are from Israeli operations that may offset future taxable income with no definite expiration date.

15. LEASES

Operating Leases

The Company has operating leases for office, manufacturing and warehouse space, along with office equipment. Amounts recognized as of December 31, 2021 and 2020 for operating leases were as follows:

(Amounts in thousands)	December 31, 2021	December 31, 2020
Operating lease ROU assets	$3,717	$2,725
Operating lease liability	$3,873	$2,885

As part of the acquisition of the business of Sovereign Plastics transaction on March 6, 2020, the Company assumed a lease for 23,300 square feet of flexible office space with a remaining term of approximately 62 months that will expire on May 30, 2025. A right-of-use asset and lease liability for $1.0 million was recorded on March 6, 2020. Monthly payments range from $18 thousand to $21 thousand during the life of the lease. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms. The lease agreement has no renewal option.

On September 17, 2020, the Company entered into a 63-month lease of office equipment. The lease commenced on September 29, 2020 and will expire on December 29, 2025. A right-of-use asset and lease liability for $24 thousand was recorded on the commencement date of September 29, 2020. Monthly payments are $529 during the life of the lease, excluding a lease incentive of $1,750 payable at lease commencement. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate. The renewal periods were not included in the analysis of the right-to-use asset and lease liability as the Company does not consider them to be reasonably certain of being exercised, as comparable equipment could generally be identified for comparable lease rates, without the Company incurring significant costs. In December 2020, the lessor provided a concession that deferred payment and extended the expiration date for 1 ½ months, resulting in a reduction of the right-of-use asset and lease liability by $167 and lease expiration date of January 15, 2026.

On November 11, 2020, the Company entered into a 12 ½-month lease for 2,335 square feet of office space. The lease commenced on November 15, 2020 and will expire on November 30, 2021. A right-of-use asset and lease liability for $54 thousand was recorded on the commencement date of November 15, 2020. Monthly payments are $5 thousand during the life of the lease, excluding a 1-month rent abatement. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate. The lease agreement has no renewal option.

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

In May 2021, DragonWave entered into an amendment to its existing facility lease to extend the expiration date through June 20, 2022 and to increase the annual base to $12 thousand per month. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms. The modification resulted in additional right-of-use asset and lease liability of $0.1 million

As part of the RVision business acquisition on April 1, 2021, the Company assumed a lease of office space with a remaining term of approximately 33 months that will expire on March 31, 2024. Monthly payments are $7 thousand during the remaining life of the lease. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms.

Other information related to the Company’s operating leases are as follows:

	Year Ended December 31,	Year Ended December 31,
(Amounts in thousands)	2021	2020
Operating lease ROU Asset – Beginning Balance	$2,725	$2,200
Increase	2,027	1,341
Decrease	—	(189)
Amortization	(1,035)	(627)
Operating lease ROU Asset – Ending Balance	$3,717	$2,725

Operating lease liability – Beginning Balance	$2,885	$2,213
Increase	1,994	1,287
Decrease	(30)	(189)
Amortization	(976)	(426)
Operating lease liability – Ending Balance	$3,873	$2,885

Operating lease liability – short term	$1,102	$676
Operating lease liability – long term	2,771	2,209
Operating lease liability – total	$3,873	$2,885

Operating lease cost	$1,253	$771
Variable lease cost	$—	7
Short-term lease cost	$89	$159

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,194	$590

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s operating leases as of December 31, 2021 and 2020:

(Amounts in thousands)	December 31, 2021	December 31, 2020
Weighted average remaining lease term	6.12 years	4.19 years
Weighted average discount rate	6.18%	5.95%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2021:

(Amounts in thousands)	Operating Leases
2022	$1,293
2023	1,168
2024	778
2025	444
Thereafter	984
Total minimum lease payments	4,667
Less: effect of discounting	(794)
Present value of future minimum lease payments	3,873
Less: current obligations under leases	(1,102)
Long-term lease obligations	$2,771

Finance Leases

The Company has finance leases for certain manufacturing and office equipment.

As part of the acquisition of the business of Sovereign Plastics transaction on March 6, 2020, the Company assumed a finance lease for certain equipment with a remaining term of approximately 20 months. The finance lease includes a bargain purchase option of $1 for the equipment at the end of the term on October 1, 2021. A right-of-use asset and lease liability for $20 thousand was recorded on March 6, 2020. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate.

On June 11, 2020, the Company entered into a 24-month finance lease for certain equipment. The finance lease includes a bargain purchase option of $1 for the equipment at the end of the term on June 11, 2022. A right-of-use asset and lease liability for $40 thousand was recorded on June 11, 2020. The lease included an implicit rate of return.

On July 19, 2020, the Company entered into a 12-month finance lease for certain equipment, with a commencement date of August 6, 2020. The finance lease transfers ownership of the equipment to the Company at the end of the term on August 6, 2021. A right-of-use asset and lease liability for $30 thousand was recorded on August 6, 2020. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate.

Other information related to the Company’s finance leases are as follows:

(Amounts in thousands)	Year Ended December 31, 2021
Finance lease ROU Asset – Beginning Balance	$68
Increase	166
Amortization	(44)
Finance lease ROU Asset – Ending Balance	$190

Finance lease liability – Beginning Balance	$55
Increase	188
Interest accretion	1
Payment	(63)
Finance lease liability – Ending Balance	$181

Finance lease liability – short term	$61
Finance lease liability – long term	120
Finance lease liability – total	$181

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s finance leases as of December 31, 2021:

(Amounts in thousands)	December 31, 2021
Weighted average remaining lease term	3.1 years
Weighted average discount rate	6.5%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the finance lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2021:

(Amounts in thousands)	Finance Leases
2022	$72
2023	63
2024	49
2025	11
Thereafter	6
Total minimum lease payments	201
Less: effect of discounting	(20)
Present value of future minimum lease payments	181
Less: current obligations under leases	(61)
Long-term lease obligations	$120

16. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Management does not believe that after the final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows, except as follows.

On May 22, 2020, Michael Powell, a former employee, filed suit against DragonWave-X, LLC, DragonWave-X, Inc., Transform-X, Inc., COMSovereign Corp, and the Company in the Pima County Arizona Superior Court, Case No. C20202216. On December 7, 2020, Mr. Powell filed his first amended complaint against DragonWave Corp., COMSovereign Holding Corp., and Transform-X, Inc. Mr. Powell has alleged that he entered into an employment agreement with DragonWave-X, Inc. in July 2018, was terminated without cause in May 2019, and claimed that he was owed approximately $182 thousand in wages and $50 thousand in bonuses. Mr. Powell sought approximately $697 thousand in treble damages, punitive damages, consequential damages, interest and attorneys’ fees and costs. The Company settled this case in July 2021 for a nominal amount.

17. CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At December 31, 2021 and 2020, accounts receivable from customers over 10% of Company’s trade accounts receivable comprised 37% and 33%, respectively, of the Company’s total trade accounts receivable, and none of this balance has been characterized as uncollectible as of December 31, 2021 and 2020.

A single customer accounted for more than 10% of the Company’s revenues for 2020. This customer accounted for approximately 17% of the Company’s total revenue for the year ended December 31, 2020.

18. SUBSEQUENT EVENTS

Management evaluated for subsequent events requiring disclosure within the financial statements through the date of the filing of this report and noted the following items.

On January 31, 2022, AZCOMS completed the sale of the land and building for approximately $15.8 million and $5.2 million of the principal amount of this loan and all accrued interest and fees with a combined total of $5.1 million was fully repaid.

On February 1, 2022, the Company entered into a 10-year lease for 140,405 square feet of commercial space. The lease commenced on February 1, 2022 and will expire on January 31, 2032. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms. However, the Company defaulted on this lease on or about March 1, 2022, and the Company vacated the premises in May of 2022.

On April 21, 2022 the Company’s Chief Financial Officer resigned from the Company for personal family commitments.

On May 2, 2022 a member of the Board of Directors (the “Board”) of the “Company announced their resignation from the Board and all committees thereof, effective immediately. The resignation allowed the former member of the Board of Directors to focus on personal and other professional commitments.

Commencing in May 2022, the Company has embarked on a restructuring, including a reduction of over 70% of overhead and personnel through the divestment of non and underperforming assets and non-core activities in favor of a refocus on our true core competencies in 5G and beyond technology.

In May, 2022, InduraPower suspended operations.

On May 23, 2022, Syntronic Production Services Canada Inc. acquired certain assets and employees from DragonWave X Canada, Inc., the Canadian subsidiary of DragonWave, in returns for assuming employment liabilities and the assumption of a lease in Kanata, Ontario, Canada, through an Asset Purchase Agreement.

On May 24, 2022, the Company received notice from counsel for holders of Convertible Promissory Notes issued in connection with the acquisition of Fastback that the Company had failed to file its Annual Report on Form 10-K in a timely manner as required by the terms of the Convertible Promissory Notes and that the holders were reserving their rights.

In June, 2022, SAGUNA and SKS were idled.

On June 16, 2022, the Company received notice from certain former shareholders of SAGUNA claiming breaches of the SAGUNA stock purchase agreement, which the Company denies. The Company may face legal claims or proceedings regarding those claims.

On June 21, 2022, the Company received notice from counsel for 2 former employees of Fastback for wage related claims of approximately $86,000 under California law.

On June 21, 2022 the Company sold its Sovereign Plastics business unit for total consideration of $2 million to TheLandersCompanies LLC.

On June 23, the Company reached an agreement with the former owners of Innovation Digital to return to the former owners of Innovation Digital 15 patents and 5 pending or provisional patents to those former owners in return for the cancelation of an outstanding $600,000 convertible promissory note, the return of 500,000 shares of common stock, and the waiver of certain severance payments.

By notice dated July 14, 2022, the Company received notice from a distributor with a distribution agreement with InduraPower claiming that InduraPower, and the Company as guarantor. has breached the distribution agreement, and are claiming approximately $2,000,000 in damages.

On July 17, 2022, certain former employees of SAGUNA filed an insolvency action against SAGUNA in the Nazareth District Court, Israel.

On July 25, 2022, an employee filed a lawsuit in the San Diego, California, Superior Court claiming wages and other amounts due of over $238,000.

On July 26, 2022, the Company received notice from a promissory note holder that the promissory note in the principal amount of $550,000 was due.

Nasdaq Compliance

On January 18, 2022, we received a notification letter from the Listing Qualifications Department of the Nasdaq Capital Market indicating that we were not in compliance with the $1.00 minimum closing bid price requirement. We were given a grace period of 180 days from the notification, or until July 18, 2022, to regain compliance, by having the closing bid price of our common stock exceed $1.00 for a minimum of ten (10) consecutive trading days during the grace period. We did not regain compliance by July 18, 2022. On July 20, 2022, the Company submitted its compliance plan to Nasdaq with a request for a second 180 day compliance period regarding the bid price compliance, including an intent to implement a reverse stock split in sufficient time during the 180 days to evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days prior to the expiration of the second compliance period.

On July 22, 2022, Nasdaq granted the Company's request for the second 180 day compliance period, or until January 16, 2023, to regain compliance with the bid price. There is no assurance, however, that we will regain compliance during the grace period.

On April 19, 2022, the Company received a notice from Nasdaq stating that because the Company has not yet filed the Form 10-K, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC.

On May 18, 2022, the Company received a notice from Nasdaq stating that because the Company has not yet filed the Form10-K or its Quarterly Report on Form10-Q for the quarter ended March 31, 2022 (the "Form10-Q”), the Company is not in compliance with Nasdaq Listing Rules. The Company had until June 20, 2022 to submit to Nasdaq a plan to regain compliance with respect to these delinquent reports.

On July 21, 2022, the Company submitted its compliance plan to Nasdaq to get the Company's reporting current.

On July 22, 2022, Nasdaq granted the Company's request for a compliance period to comply with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. This extension requires that on or before September 1, 2022, the Company must file the late Form 10-K and Form 10-Q, as well as any other periodic report due within that time frame, namely the Form 10-Q for the period ended June 30, 2022. In the event the Company does not satisfy that time frame, Nasdaq will provide written notification that its securities will be delisted.