Form 10-Q
period 2022-03-31
COMSovereign Holding Corp.
filed 2022-12-15
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of December 14, 2022, there were 238,113,575 shares of registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amounts in thousands, except share and per share data)	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$502	$1,899
Accounts receivable, net	2,589	1,598
Inventory, net	12,073	10,544
Prepaid expenses	5,957	7,202
Other current assets	397	342
Total current assets	21,518	21,585
Property and equipment, net	2,523	9,488
Operating lease right-of-use assets	13,398	3,717
Finance lease right-of-use-assets	184	190
Intangible assets, net	13,749	15,460
Goodwill	37,991	37,991
Other assets – long term	1,099	98
Total assets	$90,462	$88,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,790	$3,739
Accrued interest	203	288
Accrued liabilities	981	1,037
Accrued liabilities – related party	-	86
Accrued payroll	1,069	927
Contract liabilities, current	4,512	3,816
Accrued warranty liability - current	473	473
Operating lease liabilities - current	1,729	1,102
Finance lease liabilities - current	65	61
Related party note deposit	100	-
Current portion of long-term debt; net of unamortized discounts and debt issuance costs	1,101	13,577
Total current liabilities	13,023	25,106
Debt – long term	16,811	12,273
Contract liabilities – long term	108	108
Operating lease liabilities – long term	11,855	2,771
Finance lease liabilities – long term	112	120
Total liabilities	41,909	40,378

Commitments and contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized Series A Cumulative Redeemable Perpetual Preferred Stock, 690,000 shares designated, 320,000 shares issued and outstanding as of March 31, 2022 and December 2021	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 83,770,939 and 81,985,140 shares issued and 83,737,605 and 81,951,806 shares outstanding as of March 31, 2022 and December 2021, respectively	8	8
Additional paid-in capital	267,606	266,013
Treasury stock, at cost, 33,334 shares as of March 31, 2022 and December 2021	(50)	(50)
Accumulated deficit	(219,034)	(217,843)
Accumulated other comprehensive income	23	23
Total Stockholders’ Equity	48,553	48,151
Total Liabilities and Stockholders’ Equity	$90,462	$88,529

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2022	2021

Revenue	$3,229	$2,086
Cost of goods sold	2,196	1,074
Gross profit	1,033	1,012
Operating expenses
Research and development (1)	1,172	547
Sales and marketing (1)	66	48
General and administrative (1)	6,157	7,135
Depreciation and amortization	2,217	3,661
Gain on the sale of assets	(8,441)	(83)
Total operating expenses, net	1,171	11,308
Income (loss) from operations	(138)	(10,296)
Other income (expense)
Interest expense	(880)	(469)
Other expense	-	(13)
Loss on extinguishment of debt	(173)	(5,348)
Foreign currency transaction loss	-	(80)
Total other expense	(1,053)	(5,910)
Net loss	(1,191)	(16,206)
Dividend on preferred stock	(123)	-
Net loss attributable to common stockholders	$(1,315)	$(16,206)

Net loss per share
- Basic and diluted	$(0.02)	$(0.25)

Weighted average number of common shares outstanding
- Basic and diluted	83,552,719	65,941,513

(1)	These are exclusive of depreciation and amortization

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2022
						Accumulated
					Additional	Other				Total
(Amounts in thousands,	Preferred Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
Balance - January 1, 2022	320,000	$-	81,985,140	$8	$266,013	$23	33,334	$(50)	$(217,843)	$48,151
Issuance of common stock for conversion of debt	-	-	1,576,058	-	1,150	-	-	-	-	1,150
Issuance of common stock for exercise of options	-	-	209,741	-	31	-	-	-	-	31
Preferred dividend	-	-	-	-	(123)	-	-	-	-	(123)
Share-based compensation	-	-	-	-	535	-	-	-	-	535
Net loss	-	-	-	-	-	-	-	-	(1,191)	(1,191)
Balance - March 31, 2022	320,000	$-	83,770,939	$8	$267,606	$23	33,334	$(50)	$(219,034)	$48,553

	FOR THE THREE MONTHS ENDED MARCH 31, 2021
						Accumulated
					Additional	Other				Total
(Amounts in thousands,	Preferred Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
Balance - January 1, 2021	-	$-	49,444,689	$5	$158,219	$-	33,334	$(50)	$(64,627)	$93,547
Common stock issued for exercise of options	-	-	3,334	-	1	-	-	-	-	1
Common stock issued as vendor compensation	-	-	227,169	-	1,171	-	-	-	-	1,171
Common stock issued for conversion of debt	-	-	580,199	-	1,602	-	-	-	-	1,602
Common stock issued for public offering	-	-	10,679,354	1	39,655	-	-	-	-	39,656
Shares based compensation	-	-	66,667	-	356	-	-	-	-	356
Common stock issuance for extinguishment of debt and interest	-	-	2,751,556	1	12,382	-	-	-	-	12,383
Warrant issuance for extinguishment of debt and interest	-	-	-	-	4,394	-	-	-	-	4,394
Common stock issued for Sky Sapience Ltd. acquisition	-	-	2,555,209	-	9,071	-	-	-	-	9,071
Net loss	-	-	-	-	-	-	-	-	(16,206)	(16,206)
Balance - March 31, 2021	-	$-	66,308,177	$7	$226,851	$-	33,334	$(50)	$(80,833)	$145,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
(Amounts in thousands, except share data)	2022	2021
Cash Flows From Operating Activities:
Net loss	$(1,191)	$(16,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	505	362
Amortization	1,712	3,299
Amortization of financing lease right-of-use asset	6	6
Operating lease expense	319	208
Bad debt (recovery) expense	49	(2)
Gain on the sale of assets	(8,441)	(83)
Share-based compensation	535	356
Amortization of debt discounts and debt issuance costs	574	88
Share-based vendor payments	-	1,171
Loss on extinguishment of debt	173	5,348
Changes in operating assets and liabilities:
Accounts receivable, net	(1,040)	(53)
Inventory, net	130	(343)
Prepaid expenses	(414)	(1,614)
Other current assets	(46)	376
Other non-current assets	(1,010)	-
Accounts payable	(949)	(3,351)
Accrued liabilities	(56)	(7)
Accrued payroll	-	(3,125)
Accrued interest	(41)	(223)
Contract liabilities	696	(267)
Operating lease liabilities	(916)	(178)
(Repayments) advances from related party	(86)	30
Other current liabilities	772	1
Total Adjustments	(7,528)	1,999
Net Cash Used In Operating Activities	(8,719)	(14,207)
Cash Flows From Investing Activities:
Business acquisitions, net of cash received	-	(4,248)
Proceeds from building sale, net of transaction costs	15,102	-
Purchases of property and equipment	(193)	(1,997)
Acquisition of intangible assets	-	(1,675)
Proceeds from disposal of property and equipment	-	83
Net Cash Provided By (Used In) Investing Activities	14,909	(7,837)
Cash Flows From Financing Activities:
Principal payment on finance lease	(7)	(14)
Proceeds from related party note deposit	100	-
Proceeds from sale of common stock from offering	-	44,971
Offering costs	-	(5,315)
Preferred stock dividend	(123)	-
Proceeds from exercise of options	31	-
Debt issuance costs	-	(155)
Repayment of debt	(7,588)	(7,202)
Net Cash (Used In) Provided By Financing Activities	(7,587)	32,285
Net (Decrease) Increase In Cash	(1,397)	10,241
Cash - Beginning of Period	1,899	730
Cash - End of Period	$502	$10,971

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Three Months Ended
	March 31,
(Amounts in thousands, except share data)	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$105	$574
Non-cash investing and financing activities:
Bad debt (recovery) expense
Issuance of common stock for extinguishment of debt and interest	$-	$12,382
Issuance of warrants for extinguishment of debt and interest	$-	$4,394
Debt incurred to sellers for Sky Sapience Ltd. acquisition	$-	$12,650
Issuance of common stock for Sky Sapience Ltd. acquisition	$-	$9,071
Acquisition of building with secured note payable	$-	$4,480
Issuance of common stock for conversion of debt and interest	$1,150	$1,602
Recognition of operating lease right-of-use asset and liability	$10,052	$457
Transfer of inventory to property and equipment	$-	$322

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

NOTE 1 DESCRIPTION OF BUSINESS

COMSovereign Holding Corp. (“COMSovereign”) and subsidiaries (collectively the “Company”) a provider of solutions to network operators, mobile device carriers, governmental units and other enterprises worldwide. We have assembled a portfolio of communications and portable infrastructure technologies, capabilities and products that enable the upgrading of latent 3G networks to 4G and 4G-LTE networks and will facilitate the rapid roll out of the 5G and 6G networks of the future. We focus on novel capabilities, including signal modulations, antennae, software, hardware and firmware technologies that enable increasingly efficient data transmission across the electromagnetic spectrum. Our product solutions are complemented by a broad array of services, including technical support, systems design and integration, and sophisticated research and development programs. While we compete globally on the basis of our innovative technology, the breadth of our product offerings, our high-quality cost-effective customer solutions, and the scale of our global customer base and distribution, our primary focus is on the North American telecom infrastructure and service market. We believe we are in a unique position to rapidly increase our near-term domestic sales as we are among the few U.S. based providers of telecommunications equipment and services.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the three months ended March 31, 2022, as compared to the significant accounting policies described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

Basis of Presentation

The accompanying financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations, financial position and cash flows for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. The amounts reported in the unaudited condensed consolidated financial statements, and the tables in the notes hereto, of the Quarterly Report on Form 10-Q as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, are presented in United States dollars and are rounded in thousands with the exception of share and per share data. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2021 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on August 16, 2022.

Effective January 21, 2021, the Company enacted a 1-for-3 reverse stock split (the “Split”) of the Company’s common stock. These condensed consolidated financial statements and accompanying notes give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021, include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates consist of the valuation of stock-based compensation; the valuation of the assets and liabilities acquired; the valuation of the Company’s equity securities issued in transactions; the valuation of inventory; the allowance for credit losses; the valuation of equity securities; the valuation allowance for deferred tax assets; and impairment of long-lived assets and goodwill.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. As of March 31, 2022, the Company determined that it was not more likely than not that any reporting unit’s fair value was below that reporting unit’s carrying amount. Accordingly, it wasn’t necessary to perform interim impairment testing as of March 31, 2022.

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

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities to any of its currently eligible financial assets or liabilities. The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of March 31, 2022 and December 31, 2021 approximated their fair value due to their short-term nature.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. The new guidance is effective for smaller reporting companies during annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2020-06 effective January 1, 2022 which eliminates the need on a go forward basis to assess whether a beneficial conversion feature needs to be recognized upon either (a) the issuance of new convertible securities; or (b) the resolution of any prior period contingent beneficial conversion features.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Companies should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. This standard was adopted on January 1, 2022 and did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 GOING CONCERN

U.S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying unaudited condensed consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2022, the Company used cash flows in operating activities of $8.7 million, it had an accumulated deficit of $219.0 million and had working capital of $8.5 million.

The Company’s fiscal operating results, accumulated deficit and working capital, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. Based on current cash on hand and subsequent activity as described herein (see Note 18 – Subsequent Events - Business Developments and Debt and Equity Developments), the Company presently only has enough cash on hand to operate on a month-to-month basis, without raising additional capital or selling assets. Because of the Company’s limited cash availability, its operations have been scaled back to the extent possible (see Note 18 – Subsequent Events - Business Developments). Management continues to explore opportunities with third parties and related parties to provide additional capital and/or sell assets; however, it has not entered into any agreement to provide the necessary additional capital, except as disclosed herein. In the near term, there may be limited opportunities to raise capital of significance due to the Company’s Nasdaq compliance issues, as discussed in Note 18 – Subsequent Events - Nasdaq Compliance Developments.

The Company will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows to meet its future liquidity requirements. However, there can be no assurance that the Company will be successful in any capital-raising efforts that it may undertake. If the Company is not able to obtain additional financing on a timely basis, it may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on its business, financial condition and results of operations, and ultimately, it could be forced to discontinue operations, liquidate assets and/or seek reorganization under the U.S. bankruptcy code.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

NOTE 4 REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2022	2021
Timing of revenue recognition:
Services and products transferred at a point in time	$3,131	$1,896
Services and products transferred over time	98	190
Total revenue	$3,229	$2,086

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2022	2021
Revenue by products and services:
Products	$3,131	$1,619
Services	98	467
Total revenue	$3,229	$2,086

Revenue by geographic destination consisted of the following for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2022	2021
Revenue by geography:
North America	$2,725	$1,736
International	504	350
Total revenue	$3,229	$2,086

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of March 31, 2022 and December 31, 2021, the Company did not have a material contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

(Amounts in thousands)	Total
Balance at December 31, 2021	$3,924
New invoices not yet earned	1,327
Old invoices earned	(631)
Balance at March 31, 2022	$4,620

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

NOTE 5 EARNINGS (LOSS) PER SHARE

The Company accounts for earnings or loss per share pursuant to Accounting Standards Codification (“ASC”) 260, Earnings Per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options, restricted stock awards and warrants for each period.

There were no adjustments to net loss, the numerator, or the denominator for purposes of computing basic earnings per share.

Potential common shares issuable to employees, non-employees and directors upon exercise or conversion of shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss attributable to common shareholders. Stock options and warrants are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period (out-of-the-money), regardless of whether the Company is in a period of net loss attributable to common shareholders.

The following weighted-average potential common shares were excluded from the diluted loss per common share as their effect was anti-dilutive as of March 31, 2022 and 2021, respectively:

	As of March 31,
	2022	2021
Options	6,680,770	3,380,181
Unvested restricted stock	99,998	323,701
Warrants	12,814,823	6,298,692
Convertible notes	5,208,002	2,136,015
	24,803,593	12,138,589

NOTE 6 CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash and cash equivalents consisted of the following as of March 31, 2022, and December 31, 2021:

(Amounts in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$466	$1,622
Restricted cash	36	277
Total	$502	$1,899

Cash, cash equivalents, and restricted cash are represented by operating accounts or money market accounts maintained with insured financial institutions, including cash equivalents, defined as all short-term, highly-liquid investments with maturities of three months or less when purchased. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, $195,000 of restricted cash was released upon the sale of a building and the remainder of the restricted cash will be released as overseas leases expire in January and July of 2023. See Note 10 – Property and Equipment, Net for additional information related to the sale of the building.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

NOTE 7 ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of March 31, 2022 and December 31, 2021:

(Amounts in thousands)	March 31, 2022	December 31, 2021
Account receivables	$4,300	$3,260
Less: allowance for doubtful accounts	(1,711)	(1,662)
Total account receivables, net	$2,589	$1,598

Bad debt (recovery) expense totaled $(48,968) and $(2,142) for the three months ended March 31, 2022 and 2021, respectively.

NOTE 8 INVENTORY, NET

Inventory consisted of the following as of March 31, 2022 and December 31, 2021:

(Amounts in thousands)	March 31, 2022	December 31, 2021
Raw materials	$8,317	$6,810
Work in progress	1,280	1,255
Finished goods	3,633	3,645
Total inventory	13,230	11,710
Reserve	(1,157)	(1,166)
Total inventory, net	$12,073	$10,544

The Company maintains a perpetual inventory system which is supplemented by periodic reviews of inventory quantities on hand. The Company records an impairment for excess and obsolete inventory, when necessary, based on factors including its estimated forecast of product demand, the stage of the product life cycle and production requirements for the units in question.

NOTE 9 PREPAID EXPENSES

Prepaid expenses consisted of the following as of March 31, 2022 and December 31, 2021:

(Amounts in thousands)	March 31, 2022	December 31, 2021
Prepaid products and services	$5,926	$7,106
Prepaid rent and security deposit	31	96
Total prepaid expenses	$5,957	$7,202

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

NOTE 10 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2022 and December 31, 2021:

(Amounts in thousands)	March 31, 2022	December 31, 2021
Shop machinery and equipment	$12,063	$11,912
Computers and electronics	1,475	1,436
Office furniture and fixtures	730	744
Leasehold improvements	543	543
Building	-	4,801
Land	-	1,330
Building improvements	-	755
Total property and equipment	14,811	21,521
Less: accumulated depreciation	(12,288)	(12,033)
Total property and equipment, net	$2,523	$9,488

On January 31, 2022, the Company sold its Tucson, Arizona office building (the “Tucson Building”) for $15.8 million of cash. The Tucson Building had a carrying value of $6.7 million, including the $4.8 million cost basis of the building, the $1.3 million cost basis of the land, and the $0.8 million related to building improvements, partially offset by $0.2 million of accumulated depreciation. The Company recognized an $8.4 million gain on sale of assets, which is net of $0.7 million of related transaction costs. See Note 11 – Leases for additional information about the subsequent leaseback of the office building.

The Company recognized $505,000 and $362,000 of depreciation expense for the three months ended March 31, 2022 and 2021, respectively.

NOTE 11 LEASES

Operating Leases

The Company has operating leases for office, manufacturing and warehouse space, along with office equipment. The carrying values of operating lease right-of-use (“ROU”) assets and operating lease liabilities as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
(Amounts in thousands)	2022	2021
Operating lease ROU assets	$13,398	$3,717
Operating lease liability	$13,584	$3,873

On February 1, 2022, the Company entered into a lease agreement with the new owners of the Tucson Building (see Note 10 - Property and Equipment, Net), for a term of 10 years with no option to renew. Monthly rent increases annually from $98,300 per month in year one to $128,200 a month in the final year of the lease. The Company posted a $1.0 million security deposit in connection with the commencement of the lease, which is classified within other assets – long term on the balance sheet. The Company determined that the transactions represented a sale and leaseback and, accordingly, established a new operating lease ROU asset and operating lease liability of $10.1 million. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms. See Note 18 – Subsequent Events - Lease Developments for information related to the subsequent lease default and lease abandonment.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Other information related to the Company’s operating leases are as follows:

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2022	2021
Operating lease cost	$611	$252
Short-term lease cost	$9	$39

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$549	$259

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s operating leases as of March 31, 2022, and December 31, 2021:

	March 31,	December 31,
(Amounts in thousands)	2022	2021
Weighted average remaining lease term	8.75 years	6.12 years
Weighted average discount rate	5.58%	6.18%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the consolidated balance sheet as of March 31, 2022:

Operating
(Amounts in thousands)	Leases
2022	$1,880
2023	2,397
2024	2,065
2025	1,730
2026	1,386
Thereafter	8,286
Total minimum lease payments	17,744
Less: effect of discounting	(4,160)
Present value of future minimum lease payments	13,584
Less: current obligations under leases	(1,729)
Long-term lease obligations	$11,855

Finance Leases

The Company has finance leases for certain manufacturing and office equipment.

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s finance leases as of March 31, 2022:

March 31,
(Amounts in thousands)	2022
Weighted average remaining lease term	2.86
Weighted average discount rate	6.44%

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the finance lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2022:

Finance
(Amounts in thousands)	Leases
2022	$56
2023	63
2024	49
2025	11
2026	6
Total minimum lease payments	185
Less: effect of discounting	(8)
Present value of future minimum lease payments	177
Less: current obligations under leases	(65)
Long-term lease obligations	$112

NOTE 12 DEBT

Debt consisted of the following as of March 31, 2022 and December 31, 2021:

		Original	March 31, 2022		December 31, 2021
(Amounts in thousands)	Note Reference	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Secured Notes Payable
Secured senior convertible note payable	A	5/27/23	$4,583	6.0%	$6,417	6.0%
Secured senior convertible note payable	B	8/25/23	3,867	6.0%	4,833	6.0%
Secured note payable	C	11/26/21	500	9.0%	1,000	9.0%
Secured note payable	D	1/29/22	-	0.0%	5,205	>8% or Libor +6.75%
Total secured notes payable			8,950		17,455

Notes Payable
Notes payable	E	2/16/2023	1	3.0%	11	3.0%
PPP loans	F	5/5/22	-	1.0%	2	1.0%
SBA loan	G	5/15/50	146	3.8%	150	3.8%
Total notes payable			147		163

Convertible Notes Payable
Convertible note payable	H	6/3/22	600	5.0%	600	5.0%
Convertible note payable	I	1/29/26	11,150	3.3%	11,150	1.0%
Total convertible notes payable			11,750		11,750

Total long-term debt			20,847		29,368
Less unamortized discounts and debt issuance costs			(2,935)		(3,518)
Total long-term debt, less discounts and debt issuance costs			17,912		25,850
Less current portion of long-term debt			(1,101)		(13,577)
Debt classified as long-term debt			$16,811		$12,273

During the three months ended March 31, 2022 (a) $2.8 million of Notes A and B principal was satisfied by $1.9 million (plus interest) of aggregate payments in cash, plus aggregate conversions of principal and interest of $0.9 million and $44,000, respectively, into an aggregate of 1,576,058 shares of the Company’s common stock; (b) $0.5 million of Note C past due principal was repaid in cash; (c) $5.2 million of Note D (the Tucson Building mortgage) was repaid in cash from the proceeds of the January 31, 2022 building sale; and (d) an aggregate of $16,000 of Notes E, F, and G principal were repaid in cash. The conversions of Notes A and B were pursuant to a share-settled redemption feature wherein the conversions are required to be accounted for under extinguishment accounting, which resulted in the recognition of a $173,000 loss on extinguishment.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Future maturities contractually required by the Company under debt obligations are as follows as of March 31, 2022:

(Amounts in thousands)	Total
Remaining 2022	$8,583
2023	968
2024	-
2025	-
2026	11,150
Thereafter	146
Total	$20,847

During the three months ended March 31, 2022 and 2021, the Company recognized $880,000 and $469,000 of interest expense in connection with the aforementioned indebtedness.

For additional information related to debt, including subsequent conversions of Notes A and B principal into common stock, see Note 18 – Subsequent Events – Debt and Equity Developments. Because of such subsequent conversions, the March 31, 2022 outstanding principal of Notes A and B (and the related debt discounts) were fully reclassified from current to long term.

NOTE 13 STOCKHOLDERS’ EQUITY

See Note 12 – Debt and Note 18 – Subsequent Events – Debt and Equity Developments for additional information related to debt conversions.

Preferred Stock - Liquidation Preference

Upon any voluntary or involuntary liquidation, dissolution or winding up of our affairs, before any distribution or payment shall be made to holders of shares of our common stock or any other class or series of our capital stock ranking, as to rights upon any voluntary or involuntary liquidation, dissolution or winding up of our affairs, junior to the Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”), holders of shares of Series A Preferred Stock will be entitled to be paid out of our assets legally available for distribution to our stockholders, after payment of or provision for our debts and other liabilities and any class or series of our capital stock ranking, as to rights upon any voluntary or involuntary liquidation, dissolution or winding up of our affairs, senior to the Series A Preferred Stock, a liquidation preference of $25.00 per share of the Series A Preferred Stock (approximately $8.0 million), plus an amount equal to any accrued and unpaid dividends (whether or not authorized or declared) up to, but excluding, the date of payment. If, upon our voluntary or involuntary liquidation, dissolution or winding up, our available assets are insufficient to pay the full amount of the liquidating distributions on all outstanding shares of Series A Preferred Stock and the corresponding amounts payable on all shares of each other class or series of capital stock ranking, as to rights upon liquidation, dissolution or winding up, on parity with the Series A Preferred Stock in the distribution of assets, then holders of shares of Series A Preferred Stock and each such other class or series of capital stock ranking, as to rights upon any voluntary or involuntary liquidation, dissolution or winding up, on parity with the Series A Preferred Stock will share ratably in any distribution of assets in proportion to the full liquidating distributions to which they would otherwise be respectively entitled.

Dividends

During the three months ended March 31, 2022, the Company recorded $123,328 of dividends paid or payable to the holders of the 9.25% Series A Preferred Stock.

NOTE 14 SHARE-BASED COMPENSATION

Restricted Stock Awards

A summary of the restricted stock unit (“RSU”) activity during the three months ended March 31, 2022 is presented below:

		Weighted-
		Average
	Number of	Grant Date Value
	RSU’s	Per Share
RSU’s non-vested - January 1, 2022	133,331	$2.67
Vested	(33,334)	1.03
RSU’s non-vested - March 31, 2022	99,998	$2.05

During the three months ended March 31, 2022 and 2021, the Company recognized $78,496 and $349,080, respectively, of share-based compensation expense associated with RSUs. Compensation expense related to RSUs is recorded in general and administrative expense in the condensed consolidated statement of operations. As of March 31, 2022, there was $234,354 of unrecognized stock-based compensation expense related to RSUs that will be recognized over the weighted average remaining vesting period of 0.73 years.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Stock Options

There were no stock options issued during the three months ended March 31, 2022 and 2021.

The following table presents stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2021	7,040,511	$2.33
Exercised	(209,741)	0.15
Cancelled or Expired	(150,000)	2.75
Outstanding - March 31, 2022	6,680,770	$2.39	3.14	$44
Exercisable - March 31, 2022	2,313,770	$1.80	1.47	$44

The following table presents information related to stock options as of March 31, 2022:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price Per Share	Options	In Years	Options
$ 0.01 - $ 0.50	-	-	-
$ 0.51 - $ 1.00	718,763	3.58	568,763
$ 1.01 - $ 1.50	-	-	-
$ 1.51 - $ 2.00	1,356,671	0.54	1,356,671
$ 2.01 - $ 2.50	-	-	-
$ 2.51 - $ 3.00	4,313,659	3.89	295,001
$ 3.01 - $ 3.50	291,677	3.11	93,335
	6,680,770	1.47	2,313,770

The Company recognized $456,604 and $7,374 of share-based compensation expense related to options for the three months ended March 31, 2022 and 2021, respectively. Compensation expense related to stock options is recorded in general and administrative expense in the condensed consolidated statement of operations. At March 31, 2022, the Company had $2.6 million of unrecognized compensation expense related to options.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Warrants

All warrants are valued utilizing the Black-Scholes pricing model using the assumptions listed below. There were no warrants issued during the three months ended March 31, 2022. The weighted average grant date fair value of all warrants issued during the three months ended March 31, 2021 was $1.60 per share. The following table summarizes the assumptions used to estimate the fair value of warrants granted during the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Expected dividend yield	N/A	0%
Expected volatility	N/A	36.96 - 41.55%
Risk-free interest rate	N/A	0.19 - 0.44%
Contractual life of warrants	N/A	2.5 - 5.0 years

The following table represents warrant activity for the three months ended March 31, 2022:

	Number of	Weighted- Average Exercise Price	Weighted- Average Contractual	Aggregate Intrinsic
	Warrants	Per Share	Life in Years	Value
				(in thousands)
Outstanding - December 31, 2021	12,831,593	$3.73
Forfeited or Expired	(16,670)	1.50
Outstanding - March 31, 2022	12,814,923	$3.72	3.93	$246,967
Exercisable - March 31, 2022	11,674,923	$3.88	3.87	$246,967

The following table presents information related to warrants as of March 31, 2022:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding Number of	Average Remaining Life	Exercisable Number of
Exercise Price Per Share	Warrants	In Years	Warrants
$ 0.01 - $ 1.00	560,192	3.27	560,192
$ 1.01 - $ 2.00	-	-	-
$ 2.01 - $ 3.00	4,556,001	4.18	3,416,001
$ 3.01 - $ 4.00	33,342	3.04	33,342
$ 4.01 - $ 5.00	7,285,290	3.83	7,285,290
$ 5.01 - $ 6.00	380,098	3.85	380,098
	12,814,923	3.87	11,674,923

NOTE 15 COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Management does not believe that after the final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

On January 27, 2022, a former employee filed suit against the Company in the Tulsa County Oklahoma District Court, Case No. CJ-2022-00221. The plaintiff has alleged that she was entitled to six months of severance pay after her employment contract was not renewed, and that her option agreements did not expire thirty days after cessation of her employment, and claims she is owed approximately $75,000 in severance and $250,000 in damages for her options. The Company filed an Answer on or about March 18, 2022. The Company disputes the plaintiff’s allegations, has not accrued for any contingent losses, and intends to vigorously defend the lawsuit.

See Note 18 – Subsequent Events – Litigation, Claims and Contingencies Developments for post-March 31, 2022 developments.

NOTE 16 CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At March 31, 2022, accounts receivable from two customers comprised an aggregate of approximately 32% of the Company’s total trade accounts receivable, and none of these balances were characterized as uncollectible. In addition, for the three months ended March 31, 2022, revenue from three customers individually exceeded 10% of revenue and, in total, comprised approximately 37% of the Company’s total revenue. No vendors accounted for greater than 10% of expenses for the three months ended March 31, 2022.

NOTE 17 BUSINESS ACQUISITIONS

During 2021, the Company completed the acquisitions of Fastback Networks, a telecommunications provider, Sky Sapience Ltd., a tethered drone provider, RVision, Inc., a video and communications developer, Innovation Digital, a developer of signal processing solutions, RF Engineering and Energy Resource, an antenna and accessories provider, and SAGUNA Networks, a software developer to expand the Company’s product offerings and developments.

The following information represents the unaudited pro forma combined results of operations, giving effect to the acquisitions as if they occurred at the beginning of the period ended March 31, 2021.

(Amounts in thousands, except share and per share amounts)	For the Three Months Ended March 31, 2021
Revenue	$2,816
Net loss	$(17,662)
Basic and diluted loss per common share	$(0.22)
Weighted-average common shares outstanding	80,111,622

NOTE 18 SUBSEQUENT EVENTS

Executive Officer and Board of Director Developments

On April 21, 2022, the Company’s Chief Financial Officer resigned from the Company for personal family commitments.

On May 2, 2022, a member of the Board of Directors of the Company (the “Board”) announced their resignation from the Board and all committees thereof, effective immediately. The resignation allowed that former member of the Board to focus on personal and other professional commitments.

On September 1, 2022, the Company’s then Chief Executive Officer and the Company’s then President resigned from the Company as part of the Company’s ongoing transition. David A. Knight was appointed Interim Chief Executive Officer by the Board.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

On October 10, 2022, a member of the Board announced their resignation from the Board and all committees thereof. The resignation allowed that former member of the Board to focus on personal and other professional commitments.

On November 23, 2022, the Board appointed David A. Knight as the Company’s Chief Executive Officer, President, Acting Principal Financial and Accounting Officer, and a Director of the Board. Mr. Knight is entitled to receive (i) an annual base salary of $180,000 which will be increased to $250,000 upon the Board’s Compensation Committee’s determination of adequate funding; (ii) eligibility to participate in a cash bonus program for meeting quarterly and annual goals, milestones, and metrics, as established by the Compensation Committee; (iii) eligibility to receive grants under the terms of the Company’s 2020 Long-Term Incentive Plan; (iv) the right to participate in all benefit plans offered to the Company’s senior executive officers; and (v) severance payments of three months of salary, benefits, and prorated bonus (the “Severance”) if terminated without cause before completion of one year of service, and six months of Severance if terminated without cause after reaching one year of service.

Business Developments

Commencing in May 2022, the Company embarked on a restructuring, including a reduction of over 70% of overhead and personnel through the divestment of non-core assets in favor of a refocus on our true core competencies in 5G and beyond technology.

In May 2022, InduraPower suspended operations.

On May 23, 2022, a third party acquired certain assets and employees from the Canadian subsidiary of DragonWave-X, LLC (“DragonWave Canada”), in return for assuming DragonWave Canada’s employment liabilities and assuming DragonWave Canada’s lease in Kanata, Ontario, Canada, through an Asset Purchase Agreement.

In June 2022, the Company idled SAGUNA Networks Ltd. (“SAGUNA”), Sky Sapience Ltd. (“SKS”) and VEO Photonics, Inc. (“VEO”).

On June 21, 2022, the Company sold its Sovereign Plastics LLC (“Sovereign Plastics”) business unit for total consideration of $2 million to TheLandersCompanies LLC.

On June 23, 2022, the Company reached an agreement to return fifteen patents and five pending or provisional patents to the former owners of Innovation Digital, LLC (“Innovation Digital”) in return for the cancelation of an outstanding $600,000 promissory note, the return of 500,000 shares of common stock, and the waiver of certain severance payments.

Debt and Equity Developments

On April 1, 2022, the Company entered into a note agreement with a related party who is an Executive Officer of the Company for cash proceeds of $100,000 with a maturity date of March 31, 2023 and an interest rate of 3%. As of March 31, 2022, the proceeds were recorded as a related party note deposit in current liabilities.

On or about April 15, 2022, as a result of the Company not filing its Annual Report on Form 10-K for the year ended December 31, 2021 on a timely basis, the Company’s secured senior convertible notes payable (see Note 12 – Debt) entered into default, which resulted in a 5% or $375,833 increase in the principal value, pursuant to the terms of the notes. The default also enabled the note holders, upon notice to the Company, to periodically convert a portion of the associated principal and accrued interest into common stock at a 20% discount to the three lowest daily volume-weighted-average-prices during the prior twenty trading days. Subsequent to March 31, 2022 and through the filing date of this Form 10-Q, the note holders converted $8,715,583 of principal and $171,599 of interest into an aggregate of 154,167,727 shares of the Company's common stock. As of the filing date, the remaining combined principal and interest balance of the secured senior convertible notes was approximately $228,000.

On or about April 29, 2022, the Company sold an original issue discount note with a face value of $550,000 to an investor for the purchase price of $500,000. This note was due approximately July 29, 2022 and bears a default rate of 12% after the maturity date. On July 26, 2022, the Company received notice from a promissory note holder that the promissory note in the principal amount of $550,000 was due. As of the date of this filing, this note remains outstanding. On May 9, 2022, in connection with the note issuance, the Company issued 240,000 shares of common stock to an advisor pursuant to an advisory agreement dated April 29, 2022.

On May 24, 2022, the Company received notice from counsel for holders of $11.15 million of convertible promissory notes issued in connection with the acquisition of Fastback that the Company had failed to file its Annual Report on Form 10-K in a timely manner, as required by the terms of the convertible promissory notes. The notice indicated that the holders were reserving their rights.

On or about May 25, 2022, the Company announced that it had suspended the payment of dividends on the Series A Preferred Stock to preserve cash. Since June 20, 2022, dividends on the Series A Preferred Stock are accruing at the rate of approximately $61,664 per month. The total arrearage on the date of filing for the accrued dividends is approximately $370,000.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

On June 23, 2022, the Company reached an agreement to cancel a $600,000 promissory note (see Business Developments above).

On July 29, 2022, the Company sold a promissory note in the principal amount of $26,250 to the Company’s senior secured lenders. This note bears interest at 15% per annum and is due July 29, 2023.

On October 17, 2022, the Company sold a promissory note in the principal amount of $367,500 to the Company’s senior secured lenders. This note bears interest at 6% per annum, is due October 17, 2023, and is secured by the August 25, 2021 Amended and Restated Security Agreement between the Company and its senior secured lenders.

On November 8, 2022, the Company sold a promissory note in the principal amount of $262,500 to the Company’s senior secured lenders for proceeds of $250,000. That note bears interest at 6% per annum, is due November 8, 2023, and also is secured by the August 25, 2021 Amended and Restated Security Agreement between the Company and its senior secured lenders.

On or about December 8, 2022, the Company canceled 66,666 shares of outstanding common stock due to the non-vesting of certain restricted stock awards.

Lease Developments

In May 2022, the Company abandoned its lease of the Tucson Building (see Note 11 – Leases) after previously defaulting on the lease.

In June 2022, ComSovereign Corp. abandoned its Dallas, TX office lease and VEO Photonics, Inc. abandoned its San Diego, CA office lease.

In July 2022, the Company abandoned its Chantilly, VA office lease.

Litigation, Claims and Contingencies Developments

On June 16, 2022, the Company received notice from certain former shareholders of SAGUNA claiming breaches of the SAGUNA stock purchase agreement and claiming that all of the former shareholders of SAGUNA have suffered damages totaling approximately $13.9 million, which they calculated as the value related to the consideration issued to those former shareholder for the acquisition of SAGUNA. The Company denies those claims and has not accrued for any contingent loss. However, the Company may face legal claims or proceedings regarding those claims.

By notice dated July 14, 2022, the Company received notice from a distributor that has a distribution agreement with InduraPower claiming that InduraPower, and the Company as guarantor, has breached the distribution agreement, and are claiming approximately $2 million in damages, which includes a claim for $0.5 million of foregone profit, which is not accrued because the Company denies that claim. The Company had received $1.5 million in cash as a deposit against future product deliveries, of which $0.2 million has been recognized as revenue (resulting from product deliveries) through March 31, 2022 and the other $1.3 million is included in contract liabilities – current in the March 31, 2022 balance sheet.

On or about July 17, 2022, the former employees of SKS filed an insolvency request against SKS in the Nazareth District Court, Israel, No. 35035-06-22. The action represents $400,000 of post-March 31, 2022 claims of the former employees.

On or about July 28, 2022, a former employee filed suit against the Company, Dustin McIntire, and Daniel Hodges in the San Diego County California Superior Court, Case No. 37-2022-00028083-CU-BC-CTL. The plaintiff alleged that his wages were not paid, that he was constructively discharged, that the Company failed to issue him stock options, and that he is owed future amounts. He is claiming damages of no less than $238,000. The Company has accrued for the wage claims for services provided, but has not accrued for the claims associated with future services. The Company disputes certain allegations of the plaintiff and intends to vigorously defend the lawsuit.

On or about August 22, 2022, two former Fastback employees filed suit against the Company, DragonWave and Fastback in the Alameda County Superior Court, California, Case No. 22CV016666. The plaintiffs allege that their payroll was late and that the Company failed to make one payroll, failed to timely pay wages three times, failed to pay accrued vacation time, and owes penalties under California law. Each plaintiff is claiming damages of no less than $66,500. The Company has accrued for the wage claims for services provided, but has not accrued for penalties. The Company disputes certain allegations of the plaintiff and intends to vigorously defend the lawsuit.

On or about August 23, 2022, a former employee filed suit against the Company in the Clark County District Court, Nevada, Case No. 3 A-22-857361-C. The plaintiff alleged that his wages were not paid, that he was constructively discharged, that the Company failed to issue him stock options, and that he is owed future amounts. He is claiming damages of no less than $184,000. The Company has accrued for the wage claims for services provided, but has not accrued for the claims associated with future services. The Company disputes certain allegations of the plaintiff and intends to vigorously defend the lawsuit.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

On or about September 20, 2022, the Company was served with a suit that was filed on or about May 27, 2022 by the holder of a Transform-X Inc. (“Transform-X”) promissory note, suing the Company, Daniel Hodges, and Transform-X in the Richland County Court of Common Pleas, South Carolina, Case No. 2022CP4002806. The plaintiff alleges that for $125,000 he purchased an 8% promissory note in 2018 from Transform-X which has not been paid. Plaintiff alleges that the Company is also liable under the Transform-X promissory note. This lawsuit was removed to the United States District of South Carolina, Civil Action No.:3:22-cv-03645-MGL. The Company strongly disputes the plaintiff’s allegations, has not accrued for any contingent losses, and intends to vigorously defend the lawsuit.

On or about November 14, 2022, an intellectual property law firm filed suit against the Company in the United States District Court for the Southern District of California, San Diego. The plaintiff alleges that they performed work for the Company and its subsidiaries subsequent to March 31, 2022 and are owed approximately $75,000.

On or about November 15, 2022, the Company resolved the claims of former employees of SAGUNA who had, on or about July 17, 2022, filed an insolvency request against SAGUNA in the Nazareth District Court, Israel, No. 27624-07-22. The approximately $200,000 of post-March 31, 2022 claims of the former employees were resolved and the action was dismissed on or about November 17, 2022.

Nasdaq Compliance Developments

As previously disclosed in the Company’s Form 10-K filed on August 16, 2022, and in subsequent Form 8-K filings, the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), the $1.00 minimum closing bid price requirement (“minimum bid price”) due to the price of the Company’s common stock. Additionally, because the Company was late with filing its Quarterly Reports on Form10-Q for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022 (collectively the “Delinquent Reports”), the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports (“filing requirements”) with the Securities and Exchange Commission (“SEC”).

On November 17, 2022, a hearing was held before the Nasdaq Hearings Panel (the “Panel”) regarding the Company’s request for continued listing on The Nasdaq Capital Market of the Company’s common stock and additional time to regain compliance with Nasdaq Listing Rules. On November 29, 2022, the Panel issued its determination, granting the Company’s request for the continued listing of the Company’s common stock, subject to evidencing compliance with Nasdaq’s minimum bid price requirement by February 2, 2023, and evidencing compliance with Nasdaq’s filing requirement by getting the Company’s remaining Delinquent Reports filed with the SEC by February 24, 2023, and certain other conditions.

The Company is working to file its Delinquent Reports with the SEC as soon as practicable and is otherwise taking definitive steps to evidence compliance with all other applicable criteria for continued listing on Nasdaq. The Company has put forth a reverse split proposal to our stockholders to be voted on at the Company’s Annual Stockholders meeting on January 18, 2023, as part of the Company’s efforts to gain compliance with the minimum bid price requirement. There can be no assurances, however, that we will be able to gain compliance with the Nasdaq Listing Rules.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Readers should carefully review the risk factors included under “Item 1A. Risk Factors” that are included in Part II of this Quarterly Report as well as our fiscal 2021 Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission (the “SEC”) on August 16, 2022.

Overview of Business; Operating Environment and Key Factors Impacting Our Operating Results

The following MD&A is intended to help readers understand the results of our operations and financial condition and is provided as a supplement to, and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes (“Notes”) in Part 1 of this Quarterly Report on Form 10-Q.

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2022, compared to the three months ended March 31, 2021, unless otherwise indicated.

Business Overview

We are a provider of solutions to network operators, mobile device carriers, governmental units and other enterprises worldwide. We have assembled a portfolio of communications and portable infrastructure technologies, capabilities and products that enable the upgrading of latent 3G networks to 4G and 4G-LTE networks and will facilitate the rapid roll out of the 5G and 6G networks of the future. We focus on novel capabilities, including signal modulations, antennae, software, hardware and firmware technologies that enable increasingly efficient data transmission across the electromagnetic spectrum. Our product solutions are complemented by a broad array of services, including technical support, systems design and integration, and sophisticated research and development programs. While we compete globally on the basis of our innovative technology, the breadth of our product offerings, our high-quality cost-effective customer solutions, and the scale of our global customer base and distribution, our primary focus is on the North American telecom infrastructure and service market. We believe we are in a unique position to rapidly increase our near-term domestic sales as we are among the few U.S. based providers of telecommunications equipment and services.

We provide the following categories of product offerings and solutions to our customers:

●	Telecom and Network Products and Solutions. We design, develop, market and sell products for telecom network operators, mobile device carriers and other enterprises, including the following:

●	Wireless Transport Solutions. We offer a line of high-capacity packet microwave solutions that drive next-generation intellectual property (“IP”) networks. Our carrier-grade point-to-point packet microwave systems transmit broadband voice, video and data. Our solutions enable service providers, government agencies, enterprises and other organizations to meet their increasing bandwidth requirements rapidly and affordably. The principal application of our product portfolio is wireless network transport, including a range of products ideally suited to support the emergence of underlying small cell networks. Additional solutions include leased-line replacement, last mile fiber extension and enterprise networks.

●	In-Band Full-Duplex Technologies. We have developed proprietary wireless transmission technologies that alleviate the performance limitations of the principal transmission technologies used by most networks today. Time Division Duplex (“TDD”) transmission technology used by many communications systems utilizes a single channel for transmission of data alternating between downlink or uplink, which limits capacity/throughput. Frequency Division Duplex (“FDD”) technologies in the marketplace today use two independent channels for downlink and uplink but require twice the spectrum. Neither TDD nor FDD can simultaneously transmit and receive on a single channel — a limitation that network advancements and 5G will require for optimal performance.

●	Edge Compute Capable Small Cell 4G LTE and 5G Access Radios. We offer both 4G/LTE and 5G New Radio (“NR”) based small cell radios that are designed to connect to other access radios or to connect directly to mobile devices such as mobile phones and other Internet-of-things devices. Recently, we developed we believe the world’s first fully-virtualized 5G core network on a microcomputer the size of a credit card, enabling, for the first time, the ability to have the 5G network collocated on the network edge with the small cell communicating with the devices themselves. The small cells support edge-based application hosting and enable third-party service integration.

●	Tethered Drones and Aerostats. We design, manufacture, sell and provide logistical services for specialized tethered aerial monitoring and communications platforms serving national defense and security customers for use in applications such as intelligence, surveillance, and reconnaissance (“ISR”) and tactical communications. We focus primarily on a suite of tethered aerostats known as the Winch Aerostat Small Platform, which are principally designed for military and security applications and provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high-strength armored tether. Our recently-acquired HoverMast line of quadrotor-tethered drones feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically-improved situational awareness and communications capabilities to users.

We are also developing processes that we believe will significantly advance the state-of-the-art in silicon photonic (“SiP”) devices for use in advanced data interconnects, communication networks and computing systems. We believe our novel approach will allow us to overcome the limitations of current SiP optical modulators, dramatically increase computing bandwidth, and reduce drive power while offering lower operating costs.

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

Our Business

Through a series of acquisitions, we have expanded our service offerings and geographic reach over the past three years. On November 27, 2019, we completed the acquisition of ComSovereign Corp. (“ComSovereign”) in a stock-for-stock transaction with a total purchase price of approximately $80 million (the “ComSovereign Acquisition”). ComSovereign had been formed in January 2019 and, prior to its acquisition by our company, had completed five acquisitions of companies with unique products in development for, or then being marketed to, the telecommunications market. As a result of our acquisitions, our company is comprised of the following principal businesses, each of which was acquired to address a different opportunity or sector of the telecom infrastructure and service market. These acquired entities are designated as CORE and Noncore businesses. Our CORE business is comprised of our network hardware and software products and services solutions, and our Noncore business is comprised the Drone and related products. Our Power division has been idled.

Our CORE business is comprised of the following acquisitions:

●	DragonWave-X LLC. DragonWave-X, LLC and its operating subsidiaries, DragonWave Corp. and DragonWave-X Canada, Inc. (collectively, “DragonWave”), are a Dallas-based manufacturer of high-capacity microwave and millimeter wave point-to-point telecom backhaul radio units. DragonWave and its predecessor have been selling telecom backhaul radios since 2012 and its microwave radios have been installed in over 330,000 locations in more than 100 countries worldwide. According to a report of the U.S. Federal Communications Commission, as of December 2019, DragonWave was the second largest provider of licensed point-to-point microwave backhaul radios in North America. DragonWave was acquired by ComSovereign in April 2019 prior to the ComSovereign Acquisition. On May 23, 2022, the Company sold the assets, transferred the employees and assigned the Canadian lease of DragonWave’s Canadian subsidiary, to a third party.

●	Virtual NetCom, LLC. Virtual NetCom, LLC (“VNC”) is an edge compute focused wireless telecommunications technology developer and equipment manufacturer of both 4G LTE Advanced and 5G NR capable radio equipment. VNC designs, develops, manufactures, markets, and supports a line of network products for wireless network operators, mobile virtual network operators, cable TV system operators, and government and business enterprises that enable new sources of revenue, and reduce capital and operating expenses. We acquired VNC in July 2020.

●	Fastback. Skyline Partners Technology LLC, which conducted business under the name Fastback Networks (“Fastback”), is a manufacturer of intelligent backhaul radio (“IBR”) systems that deliver high-performance wireless connectivity to virtually any location, including those challenged by Non-Line of Sight limitations. Fastback’s advanced IBR products allow operators to economically add capacity and density to their existing cellular networks and expand service coverage density with small cells. These solutions also allow operators to both provide temporary cellular and data service utilizing mobile/portable radio systems and provide wireless Ethernet connectivity. We acquired Fastback in January 2021.

●	Silver Bullet Technology, Inc. Silver Bullet Technology, Inc. (“Silver Bullet”) is a California-based engineering firm that designs and develops next generation network systems and components, including large-scale network protocol development, software-defined radio systems and wireless network designs. ComSovereign acquired Silver Bullet in March 2019 prior to the ComSovereign Acquisition.

●	Lextrum, Inc. Lextrum, Inc. (“Lextrum”) is a Tucson, Arizona-based developer of full-duplex wireless technologies and components, including multi-reconfigurable radio frequency (“RF”) antennae and software programs. This technology enables the doubling of a given spectrum band by allowing simultaneous transmission and receipt of radio signals on the same frequencies. ComSovereign acquired Lextrum in April 2019 prior to the ComSovereign Acquisition.

●	VEO Photonics, Inc. VEO Photonics, Inc. (“VEO”), based in San Diego, California, is a research and development company innovating SiP technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment. ComSovereign acquired VEO in January 2019 prior to the ComSovereign Acquisition. In order to conserve cash, VEO was idled in June 2022.

●	RF Engineering & Energy Resource, LLC. RF Engineering & Energy Resource, LLC (“RF Engineering”) is a Michigan-based provider of high-quality microwave antennas and accessories. By providing one of the industry’s lowest cost of ownership, RF Engineering has continued to innovate and expand, and it recently announced the industry’s first Universal Licensed Microwave Antenna. Supporting frequencies from (6-42 GHz), customers can now reduce sparing costs and safely future-proof their networks by leveraging this new Universal plug and play architecture. We acquired RF Engineering in July 2021.

●	SAGUNA Networks Ltd. SAGUNA Networks Ltd. (“SAGUNA”) based in Yokneam, Israel, is the software developer behind the award-winning SAGUNA Edge Cloud, which transforms communication networks into powerful cloud-computing infrastructures for applications and services, including augmented and virtual reality, Internet of Things (“IoT”), edge analytics, high-definition video, connected cars, autonomous drones and more. SAGUNA allows these next-generation applications to run closer to the user in a wireless network, dramatically cutting down on latency, which is a fundamental and critical requirement of 5G networks. SAGUNA’s Edge Cloud operates on general purpose computing hardware but can be optimized to support the latest artificial intelligence and machine learning features through dedicated accelerators. We acquired SAGUNA in October 2021. In order to conserve cash, SAGUNA was idled in June 2022.

Our NONCORE business is comprised of the following:

●	Drone Aviation. Lighter Than Air Systems Corp., which does business under the name Drone Aviation (“Drone Aviation”), is based in Jacksonville, Florida and develops and manufactures cost-effective, compact and enhanced tethered unmanned aerial vehicles, including Lighter-Than-Air aerostats and drones that support surveillance sensors and communications networks. We acquired Drone Aviation in June 2014.

●	Sky Sapience Ltd. Sky Sapience Ltd. (“SKS”) is an Israeli-based manufacturer of drones with a patented tethered hovering technology that provides long-duration, mobile and all-weather ISR capabilities to customers worldwide for both land and marine-based applications. Its innovative technologies include fiber optic tethers that enable secure, high-capacity communications, including support for commercial 4G and 5G wireless networks. SKS’s flagship HoverMast line of quadrotor-tethered drones feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically improved situational awareness and communications capabilities to users. We acquired SKS in March 2021. In order to conserve cash, SKS was idled in June 2022.

●	RVision, Inc. RVision, Inc. (“RVision”) is a California-based developer of technologically advanced video and communications products and physical security solutions designed for government and private sector commercial industries. It has been serving governments and the military for nearly two decades with sophisticated, environmentally rugged optical and infrared cameras, hardened processors, custom tactical video hardware, software solutions, and related communications technologies. It also has developed nano-defractive optics with integrated, artificial intelligence-driven electro-optical sensors and communication network connectivity products for smart city/smart campus applications. We acquired RVision in April 2021.

Nasdaq Compliance Developments

As previously disclosed in our Form 10-K filed on August 16, 2022, and in subsequent Form 8-K filings, we are not in compliance with Nasdaq Listing Rule 5550(a)(2), the $1.00 minimum closing bid price requirement (“minimum bid price”) due to the price of our common stock. Additionally, because we were late with filing our Quarterly Reports on Form10-Q for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022 (collectively the “Delinquent Reports”), we are not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports (“filing requirements”) with the Securities and Exchange Commission (“SEC”).

On November 17, 2022, a hearing was held before the Nasdaq Hearings Panel (the “Panel”) regarding our request for continued listing on The Nasdaq Capital Market of our common stock and additional time to regain compliance with Nasdaq Listing Rules. On November 29, 2022, the Panel issued its determination, granting our request for the continued listing of our common stock, subject to evidencing compliance with Nasdaq’s minimum bid price requirement by February 2, 2023, and evidencing compliance with Nasdaq’s filing requirement by getting our remaining Delinquent Reports filed with the SEC by February 24, 2023, and certain other conditions.

We are working to file our Delinquent Reports with the SEC as soon as practicable and are otherwise taking definitive steps to evidence compliance with all other applicable criteria for continued listing on Nasdaq. We have put forth a reverse split proposal to our stockholders to be voted on at our Annual Stockholders meeting on January 18, 2023, as part of our efforts to gain compliance with the minimum bid price requirement. There can be no assurances, however, that we will be able to gain compliance with the Nasdaq Listing Rules.

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

During the three months ended March 31, 2022 and 2021, approximately 16% and 17%, respectively, of our revenues were derived from sales outside of North America. While our near-term focus is on the North American telecom and infrastructure and service market, a key element of our growth strategy is to expand our worldwide customer base and our international operations, initially through agreements with third-party resellers, distributors and other partners that can market and sell our products in foreign jurisdictions. We expect that over the short term our percentage of sales outside the United States may increase as we build up our domestic sales and service teams. Notwithstanding such percentage increase, we expect the sales of tethered aerostats and drones will primarily be to the domestic market customers, primarily to the U.S. government and its agencies, even if such systems are for integration into foreign locations.

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

Results of Operations

	For the Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2022	2021

Revenue	$3,229	$2,086
Cost of goods sold	2,196	1,074
Gross profit	1,033	1,012
Operating expenses
Research and development (1)	1,172	547
Sales and marketing (1)	66	48
General and administrative (1)	6,157	7,135
Depreciation and amortization	2,217	3,661
Gain on the sale of assets	(8,441)	(83)
Total operating expenses, net	1,171	11,308
Income (loss) from operations	(138)	(10,296)
Other income (expense)
Interest expense	(880)	(469)
Other expense	-	(13)
Loss on extinguishment of debt	(173)	(5,348)
Gain on sale of building	-	-
Foreign currency transaction loss	-	(80)
Total other expense	(1,053)	(5,910)
Net loss	$(1,191)	$(16,206)

(1)	These are exclusive of depreciation and amortization

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Total Revenues

For the three months ended March 31, 2022, total revenues were $3.2 million compared to $2.1 million for the three months ended March 31, 2021, an increase of $1.1 million, or 55%. These sales derived primarily from mobile network backhaul products, outside sales from Sovereign Plastics, and the sale of our aerostat products and accessories. The increase was driven primarily from revenue from companies acquired in 2021 and from large orders fulfilled by Sovereign Plastics.

Cost of Goods Sold and Gross Profit

For the three months ended March 31, 2022, cost of goods sold were $2.2 million compared to $1.1 million for the three months ended March 31, 2021, an increase of $1.1 million, or 104%. Cost of goods sold primarily consisted of the payment to our contract manufacturer for the production of our mobile network backhaul products and the materials, parts and labor associated with our other manufacturing activities.

Gross profit for the three months ended March 31, 2022 was $1.0 million compared to $1.0 million for the three months ended March 31, 2021, with a gross profit margin for the three months ended March 31, 2022, of 32% compared to 49% for the three months ended March 31, 2021. This decrease in gross profit margin was driven primarily by the sale of older DragonWave products that were lower margin during the current quarter as compared to the corresponding period in the fiscal year 2021 and an increase in purchase price variances due to increased prices from manufacturing and logistical suppliers, resulting from current macro supply chain constraints.

Research and Development Expense

For the three months ended March 31, 2022, research and development expense was $1.2 million compared to $0.5 million for the three months ended March 31, 2021, an increase of $0.7 million. Research and development expense consisted primarily of contract labor and payroll related costs. This increase was primarily for development of DragonWave radio software features, VNC 5G ORAN system product development, VEO photonics chip development. The expenses are mostly contractor labor and our own engineering teams.

Sales and Marketing Expense

For the three months ended March 31, 2022, sales and marketing expense was $66,000 compared to $48,000 for the three months ended March 31, 2021, an increase of $18,000, which primarily consisted of increases in payroll and related costs performed primarily by our newly acquired subsidiary.

General and Administrative Expenses

For the three months ended March 31, 2022, general and administrative expense was $6.2 million compared $7.1 million for the three months ended March 31, 2021. This $0.9 million decrease primarily consisted of decreases in professional expenses of $2.2 million, which were primarily driven by decreases in certain public relations services, accounting services, and other professional services. This was partially offset by increased payroll and related costs of $1.2 million due to additional employees and salary increases, plus rent increased by $0.2 million, resulting from the sale and leaseback of our Tucson (Arizona) office building (the “Tucson Building”; see below) on or about January 31, 2022.

Depreciation and Amortization

For the three months ended March 31, 2022, depreciation and amortization was $2.2 million compared $3.7 million for the three months ended March 31, 2021, a decrease of $1.5 million, primarily due to the sale of our Tucson Building (see below).

Gain on the Sale of Assets

For the three months ended March 31, 2022, gain on the sale of assets was $8.4 million compared to $0.1 million for the three months ended March 31, 2021, an increase of $8.3 million. On January 31, 2022, we sold our Tucson Building for $15.8 million of cash. The Tucson Building had a carrying value of $6.7 million. The Company recognized an $8.4 million gain on sale of assets, which is net of $0.7 million of related transaction costs.

Other Income and Expenses

For the three months ended March 31, 2022, other expense was $1.0 million compared to other expense of $5.9 million for the three months ended March 31, 2021, a decrease of $4.9 million. This change primarily consisted of a decrease in the loss on extinguishment of debt of $5.1 million during the three months ended March 31, 2021, partially offset by a $0.4 million increase in interest expense.

Net Loss

For the three months ended March 31, 2022, we had a net loss of $1.2 million compared to a net loss of $16.2 million for the three months ended March 31, 2021, related to the items described above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements. As of March 31, 2022, we had $0.5 million in cash compared to $1.9 million on December 31, 2021, a decrease of $1.4 million resulting primarily from $8.7 million of cash used in operating activities and $7.6 million of debt repayments, partially offset by $15.1 million of cash proceeds from the sale of the Tucson Building on or about January 31, 2022. See Note 10 – Property and Equipment, Net in the notes to the condensed consolidated financial statements for more information related to the sale of the Tucson Building.

As of March 31, 2022, we had working capital of $8.5 million compared to negative working capital of $3.5 million as of December 31, 2021. This increase in working capital of $12.0 million was primarily related to the $15.1 million of proceeds from the sale of the Tucson Building and the reclassification of $5.5 million of debt from a current liability to a long term liability due to the subsequent conversion of such debt into equity, partially offset by the $7.6 million of repayments to debt holders.

As of March 31, 2022, we had undiscounted obligations relating to the payment of indebtedness as follows:

●	$8.6 million related to indebtedness that is due during the remainder of 2022;

●	$1.0 million related to indebtedness that is due during 2023;

●	$0.1 million related to indebtedness that is due in the first quarter of 2023; and

●	$11.3 million related to indebtedness that is due in 2026 or thereafter.

Subsequent to March 31, 2022, the following developments should be noted:

●	of the $9.6 million of indebtedness that is due during 2023/2022, $8.45 million was converted into common stock and $0.6 million was canceled;

●	of the $11.3 million of indebtedness that is due in 2026 or thereafter, $11.2 million entered technical default and the holders sent us a letter indicating that they were reserving their rights, but to date that haven’t declared a default;

●	additional promissory notes with a face value of $1.3 million were issued.

Our future capital requirements for our operations will depend on many factors, including the profitability of our businesses, and the costs of our operations. We cannot be sure that any additional funding, if needed, will be available. Any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership and could also result in a decrease in the market price of our common stock. Debt financing, if available, may subject us to restrictive covenants and significant interest costs.

Going Concern

The accompanying unaudited condensed consolidated financial statements and notes have been prepared assuming that we will continue as a going concern. For the three months ended March 31, 2022, we used cash flows in operating activities of $8.7 million, we had an accumulated deficit of $219.0 million and we had working capital of $8.5 million.

Our fiscal operating results, accumulated deficit and working capital, among other factors, raise substantial doubt about our ability to continue as a going concern. Based on our current cash on hand and subsequent activity as described herein, we presently only have enough cash on hand to operate on a month-to-month basis, without raising additional capital or selling assets. Because of our limited cash availability, our operations have been scaled back to the extent possible. We continue to explore opportunities with third parties and related parties to provide additional capital; however, we have not entered into any agreement to provide the necessary capital. In the near term, there will be limited opportunities to raise capital of significance due to our Nasdaq compliance issues, as discussed in Nasdaq Compliance Developments herein.

We will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows to meet our future liquidity requirements. However, there can be no assurance that we will be successful in any capital-raising efforts that we may undertake. If we are not able to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue operations, liquidate assets and/or seek reorganization under the U.S. bankruptcy code.

Lines of Credit and Debt

Summary information with respect to our debt or other credit facilities is set forth in Note 12 – Debt of the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report.

Sources and Uses of Cash

	For the Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Cash flows provided by (used in) operating activities	$(8,719)	$(14,207)
Cash flows provided by (used in) investing activities	14,909	(7,837)
Cash flows provided by (used in) financing activities	(7,587)	32,285
Net (decrease) increase in cash and cash equivalents	$(1,397)	$10,241

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $8.7 million. Net cash used in operating activities primarily consisted of the net loss of $1.2 million, deductions for net non-cash gains of $4.6 million, and net cash used to fund changes in the levels of operating assets and liabilities of $2.9 million.

For the three months ended March 31, 2021, net cash used in operating activities was $14.2 million. Net cash used in operating activities primarily consisted of the net operating loss of $16.2 million, which was partially offset by adjustments for non-cash expenses of $10.7 million, and net cash used to fund changes in the levels of operating assets and liabilities of $8.7 million.

Investing Activities

For the three months ended March 31, 2022, net cash provided by investing activities was $14.9 million. Investing activities primarily consisted of proceeds from the building sale of $15.1 million, which was partially offset by the acquisition of property and equipment of $0.2 million.

For the three months ended March 31, 2021, net cash used in investing activities was $7.8 million. Investing activities primarily consisted of net cash used to (a) fund business acquisitions of $4.2 million, (b) acquire property and equipment of $1.9 million, and acquire intangible assets of $1.7 million.

Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities was $7.6 million. Financing activities primarily consisted of repayment of debt of $7.6 million.

For the three months ended March 31, 2021, financing activities provided cash of $32.3 million. Financing activities primarily consisted of net proceeds from the sale of common stock from the public offerings of $39.7 million, which was offset by the repayment of debt of $6.4 million, the repayment of related party notes of $0.8 million and issuance costs of $0.2 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

However, it should be noted that business developments commencing in the second quarter of 2022 (see Note 18 – Subsequent Events – Business Developments) in the footnotes to the unaudited consolidated financial statements herein, included discussions of exiting or idling of certain businesses and/or assets, in periods subsequent to March 31, 2022. During the current quarter, the Company determined that it was not more likely than not that any reporting unit’s fair value was below that reporting unit’s carrying amount. Accordingly, it wasn’t necessary to perform interim impairment testing as of March 31, 2022. However, given the constraints of capital resources that manifested themselves subsequent to March 31, 2022, the resulting weakness in the business and challenges with the economy, we may need to record future impairments of our long-lived assets and or goodwill, based on our assessment in future periods.

Consequently, for the purpose of emphasis, we are again disclosing below our accounting policy related to long-lived assets and goodwill.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. This term refers to the controls and procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our Chief Executive Officer and Acting Principal Financial and Accounting Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial and Accounting Officer has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, management has identified the following material weaknesses in our disclosure controls and procedures:

●	While improvements were made in the segregation of duties and controls over cash and accounts payable, we have not effectively segregated certain accounting duties due to the now smaller size of our accounting staff;

●	a lack of timely reconciliations of the account balances affected by the improperly recorded or omitted transactions; and

●	there is a lack of documented and tested internal controls to meet the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002.

Our remediation of the material weaknesses in our internal control over financial reporting is ongoing.

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting as of and for the three months ended March 31, 2022, as compared to the internal control over financial reporting weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2021, except as follows.

On or about July 17, 2022, the former employees of SKS filed an insolvency request against SKS in the Nazareth District Court, Israel, No. 35035-06-22. The action represents $400,000 of post-March 31, 2022 claims of the former employees.

On or about July 28, 2022, a former employee filed suit against the Company, Dustin McIntire, and Daniel Hodges in the San Diego County California Superior Court, Case No. 37-2022-00028083-CU-BC-CTL. The plaintiff alleged that his wages were not paid, that he was constructively discharged, that the Company failed to issue him stock options, and that he is owed future amounts. He is claiming damages of no less than $238,000. The Company disputes certain allegations of the plaintiff and intends to vigorously defend the lawsuit.

On or about August 22, 2022, two former Fastback employees filed suit against the Company, DragonWave and Fastback in the Alameda County Superior Court, California, Case No. 22CV016666. The plaintiffs allege that their payroll was late and that the Company failed to make one payroll, failed to timely pay wages three times, failed to pay accrued vacation time, and owes penalties under California law. Each plaintiff is claiming damages of no less than $66,500. The Company disputes certain allegations of the plaintiff and intends to vigorously defend the lawsuit.

On or about August 23, 2022, a former employee filed suit against the Company in the Clark County District Court, Nevada, Case No. 3 A-22-857361-C. The plaintiff alleged that his wages were not paid, that he was constructively discharged, that the Company failed to issue him stock options, and that he is owed future amounts. He is claiming damages of no less than $184,000. The Company disputes certain allegations of the plaintiff and intends to vigorously defend the lawsuit.

On or about September 20, 2022, the Company was served with a suit that was filed on or about May 27, 2022 by the holder of a Transform-X Inc. (“Transform-X”) promissory note, suing the Company, Daniel Hodges, and Transform-X in the Richland County Court of Common Pleas, South Carolina, Case No. 2022CP4002806. The plaintiff alleges that for $125,000 he purchased an 8% promissory note in 2018 from Transform-X which has not been paid. Plaintiff alleges that the Company is also liable under the Transform-X promissory note. This lawsuit was removed to the United States District of South Carolina, Civil Action No.:3:22-cv-03645-MGL. The Company strongly disputes the plaintiff’s allegations and intends to vigorously defend the lawsuit.

On or about November 14, 2022, an intellectual property law firm filed suit against the Company in the United States District Court for the Southern District of California, San Diego. The plaintiff alleges that they performed work for the Company and its subsidiaries and are owed approximately $75,000.

On or about November 15, 2022, the Company resolved the claims of former employees of SAGUNA who had, on or about July 17, 2022, filed an insolvency request against SAGUNA in the Nazareth District Court, Israel, No. 27624-07-22. The approximately $200,000 of post-March 31, 2022 claims of the former employees were resolved and the action was dismissed on or about November 17, 2022.

Item 1A. Risk Factors

Readers should carefully review the risk factors included under “Item 1A. Risk Factors” of our fiscal 2021 Annual Report on Form 10-K filed with the SEC on August 16, 2022. However, due to recent activities of the Company, the following additional risk factor has been identified:

The Company May Be Delisted From Nasdaq

●	Minimum Bid Price. The Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), the $1.00 minimum closing bid price requirement (“minimum bid price”) due to the price of our common stock. The Company requested continued listing on The Nasdaq Capital Market of its common stock and additional time to regain compliance with the minimum bid price requirement. After a hearing before the Nasdaq Hearings Panel (the “Panel”) the Panel granted the Company’s request for continued listing subject to evidencing compliance with Nasdaq’s minimum bid price requirement by February 2, 2022. In order to reach that goal, the Company put forth a reverse split proposal to its stockholders to be voted on at its Annual Stockholders meeting on January 18, 2023. There can be no assurances, however, that the Stockholders will approve the proposal, or that if the proposal is approved, the Company’s common stock price will meet the minimum bid price, or that the Company will be able to gain or maintain compliance with the Nasdaq Listing Rules.

As of the time of this filing, the prior day’s closing bid price for our common stock was approximately $0.0922 per share.

●	Filing Requirement. The Company is not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports (“filing requirements”) with the Securities and Exchange Commission (“SEC”). The Company is delinquent with filing its Quarterly Reports on Form10-Q for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022. The Company requested continued listing on The Nasdaq Capital Market of its common stock and additional time to regain compliance with the filing requirement. After the hearing, the Panel granted the Company’s request for continued listing subject to evidencing compliance with Nasdaq’s filing requirement by getting the delinquent Form 10-Qs filed, including the filing of the Form10-Q for the quarter ended September 30, 2022 by February 24, 2023, and certain other conditions. There can be no assurances, however, that the Company will meet the deadlines for filing its delinquent Form 10-Qs, or that the Company will be able to gain or maintain compliance with the Nasdaq Listing Rules

There is no assurance that the Company will regain compliance during the grace periods or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, Nasdaq will notify us that our common stock, our Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”), and our warrants will be delisted from The Nasdaq Capital Market.

If our securities were delisted from Nasdaq, among other things, it would likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common and preferred stock, greater difficulty in obtaining financing, potential loss of confidence by employees, loss of institutional investor interest and fewer business development opportunities.

Item 2. Unregistered Securities Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the within the reporting period that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

None.

Item 3. Default Upon Senior Securities

(a) Defaults Upon Senior Securities

In connection with our acquisition of Fastback on January 29, 2021, we issued to the sellers $11.15 million aggregate principal amount of convertible promissory notes that mature on January 29, 2026. There is a provision in the convertible promissory notes that an event of default could be declared if the Company fails to file its requisite its securities filings timely. The Company is delinquent with its Form 10-Q filings. To date, while the convertible promissory note holders have reserved their rights, the convertible promissory notes have not been declared in default, and the Company has a plan to regain compliance with such filings. No adverse actions have been taken against the Company and we expect none insofar as filing compliance is regained.

On May 27, 2021, we entered into a securities purchase agreement with an investor, pursuant to which we sold to the investor a senior secured convertible promissory note in the original principal amount of $11 million and warrants to purchase up to 1,820,000 shares of our common stock, par value $0.0001 per share, for a purchase price of $10 million (representing an original issue discount of 10.0% on the note), of which we received $5,000,000 on May 28, 2021 and $5 million on June 2, 2021. On August 25, 2021, we entered into a first amendment and limited waiver to the securities purchase agreement dated as of May 27, 2021 and amended and restated the convertible note.

The amended note bears interest at the rate of 6% per annum from the date of funding and matures on May 27, 2023. We were required to make monthly interest and principal payments in 18 equal monthly instalments of $611,000 each, commencing in November 2021. We had the right to make interest and principal payments in the form of shares of common stock, which shares will be valued at 90% of the average of the five lowest daily volume weighted average price per share of the common stock during the ten trading days immediately preceding the date of issuance of such shares of common stock. As of March 31, 2022, an aggregate principal amount of approximately $4.58 million was outstanding under this note. On or about April 15, 2022, this note went into default because the Company failed to timely file its Annual Report on Form 10-K. Pursuant to the terms of that note, a mandatory default amount of five percent (5%) of the outstanding principal amount was added to the principal amount. Additionally, the holder was able to demand, from time to time, repayment in the form of shares of common stock, which shares will be valued at 80% of the average of the three lowest daily volume weighted average price per share of the common stock during the twenty trading days immediately preceding the date of issuance of a notice of conversion. As of the date of this filing, this note had a remaining combined principal and interest balance of approximately $49,000.

On August 25, 2021, we entered into a securities purchase agreement with an investor, pursuant to which we sold to the investor a senior secured convertible promissory note in the original principal amount of $5.8 million and warrants to purchase up to 1,315,789 shares of our common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price of $5 million (representing an original issue discount of 16.0% on the note), which $5 million was received on August 26, 2021.

The note bears interest at the rate of 6% per annum from the date of funding and matures on August 25, 2023. We were required to make monthly interest and principal payments in 18 equal monthly instalments of $322,000 each, commencing in November 2021. So long as shares of our common stock are registered for resale under the Securities Act of 1933, as amended, or may be sold without restriction on the number of shares or manner of sale, we had the right to make interest and principal payments in the form of additional shares of common stock, which shares would be valued at 90% of the average of the five lowest daily volume weighted average price per share of the common stock during the ten trading days immediately preceding the date of issuance of such shares of common stock. As of March 31, 2022, an aggregate principal amount of approximately $3.87 million was outstanding under this note. On or about April 15, 2022, this note went into default because the Company failed to timely file its Annual Report on Form 10-K. Pursuant to the terms of that note, a mandatory default amount of five percent (5%) of the outstanding principal amount was added to the principal amount. Additionally, the holder was able to demand, from time to time, repayment in the form of shares of common stock, which shares will be valued at 80% of the average of the three lowest daily volume weighted average price per share of the common stock during the twenty trading days immediately preceding the date of issuance of a notice of conversion. As of the date of this filing, this note had a remaining combined principal and interest balance of approximately $179,000.

In November 2019, DragonWave entered into a secured loan agreement with an individual lender pursuant to which DragonWave received a $2.0 million loan that bears interest at the rate of 9% per annum and originally matured on November 26, 2021. Accrued interest is calculated on a compound basis and is payable semi-annually in May and November of each year. Principal was due in full at maturity but can be prepaid in full or in part without penalty. The loan is secured by all of the assets of DragonWave and is guaranteed by ComSovereign Corp.. In January 2021, a total of $1.0 million of principal of this note, plus all related accrued interest and charges, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock. In January 2022, a total of $500,000 was paid to the note holder. As of the date of this filing, this note had a remaining principal balance of $500,000.

On or about April 29, 2022, the company sold an original issue discount note in the amount of $550,000 to an investor for the purchase price of $500,000. This note was due approximately July 29, 2022 and bears a default rate of 12% after the maturity date. As of the date of this filing, this note had a remaining principal balance of $550,000.

(b) Material Arrearage in the Payment of Dividends.

On October 29, 2021, the Company sold in a public offering 320,000 shares of the Company’s newly-designated 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a public offering price of $25.00 per share, which is the initial liquidation preference of the Series A Preferred Stock.

The Series A Preferred Stock has been listed on The Nasdaq Capital Market under the symbol “COMSP”.

Dividends at the rate of 9.25% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.3125) on the Series A Preferred Stock are payable monthly in arrears on or about the twentieth (20th) day of each month. Dividends on the Series A Preferred Stock are cumulative. The Company paid dividends commencing on or about November 20, 2021, and paid the monthly dividend through May 20, 2022.

On or about May 25, 2022, the Company announced that it had suspended the payment on the Series A Preferred Stock to preserve cash. Since June 20, 2022, dividends on the Series A Preferred Stock are accruing at the rate of approximately $61,664 per month. The total arrearage on the date of filing for the accrued dividends is approximately $370,000.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSovereign Holding Corp.

Date: December 15, 2022	/s/ David A. Knight
David A. Knight
Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2022	/s/ David A. Knight
David A. Knight
Acting Principal Financial and Accounting Officer