Form 10-Q/A
period 2022-03-31
COMSovereign Holding Corp.
filed 2023-01-27
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 001-39379

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

EXPLANATORY NOTE

As previously reported in the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) on January 27, 2023, on January 25, 2023, the Audit Committee of the Registrant concluded, after discussion with the Registrant’s management and the independent registered public accounting firm for the Company, that the March 31, 2022 consolidated financial statements of the Registrant should no longer be relied upon due to errors in the consolidated financial statements which should be restated.

The purpose of this Amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2022 (“Form 10-Q/A”), is to amend the Form 10-Q filed with the Securities and Exchange Commission on December 15, 2022 (the “Form 10-Q”) to include a restatement of the amortization of intangible assets which may have a material impact on the Company’s results of operations. See Note 18 - Restatement of Financial Statements included herein for additional details.

Note that this Form 10-Q/A only corrects the previously referenced misstatement and hasn’t been updated for Company developments since the original Form 10-Q was filed.

i

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amounts in thousands, except share and per share data)	2022	2021
	(unaudited)
	(as restated)
Assets
Current assets:
Cash	$502	$1,899
Accounts receivable, net	2,589	1,598
Inventory, net	12,073	10,544
Prepaid expenses	5,957	7,202
Other current assets	397	342
Total current assets	21,518	21,585
Property and equipment, net	2,523	9,488
Operating lease right-of-use assets	13,398	3,717
Finance lease right-of-use-assets	184	190
Intangible assets, net	15,076	15,460
Goodwill	37,991	37,991
Other assets – long term	1,099	98
Total assets	$91,789	$88,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,790	$3,739
Accrued interest	203	288
Accrued liabilities	981	1,037
Accrued liabilities – related party	-	86
Accrued payroll	1,069	927
Contract liabilities, current	4,512	3,816
Accrued warranty liability - current	473	473
Operating lease liabilities - current	1,729	1,102
Finance lease liabilities - current	65	61
Related party note deposit	100	-
Current portion of long-term debt; net of unamortized discounts and debt issuance costs	1,101	13,577
Total current liabilities	13,023	25,106
Debt – long term	16,811	12,273
Contract liabilities – long term	108	108
Operating lease liabilities – long term	11,855	2,771
Finance lease liabilities – long term	112	120
Total liabilities	41,909	40,378

Commitments and contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized Series A Cumulative Redeemable Perpetual Preferred Stock, 690,000 shares designated, 320,000 shares issued and outstanding as of March 31, 2022 and December 2021	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 83,770,939 and 81,985,140 shares issued and 83,737,605 and 81,951,806 shares outstanding as of March 31, 2022 and December 2021, respectively	8	8
Additional paid-in capital	267,606	266,013
Treasury stock, at cost, 33,334 shares as of March 31, 2022 and December 2021	(50)	(50)
Accumulated deficit	(217,707)	(217,843)
Accumulated other comprehensive income	23	23
Total Stockholders’ Equity	49,880	48,151
Total Liabilities and Stockholders’ Equity	$91,789	$88,529

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2022	2021
	(as restated)

Revenue	$3,229	$2,086
Cost of goods sold	2,196	1,074
Gross profit	1,033	1,012
Operating income (expense)
Research and development (1)	1,172	547
Sales and marketing (1)	66	48
General and administrative (1)	6,157	7,135
Depreciation and amortization	890	3,661
Gain on the sale of assets	(8,441)	(83)
Total operating income (expenses), net	(156)	11,308
Income (loss) from operations	1,189	(10,296)
Other expense
Interest expense	(880)	(469)
Other expense	-	(13)
Loss on extinguishment of debt	(173)	(5,348)
Foreign currency transaction loss	-	(80)
Total other expense	(1,053)	(5,910)
Net income (loss)	136	(16,206)
Dividend on preferred stock	(123)	-
Net income (loss) attributable to common stockholders	$12	$(16,206)

Net loss per share
- Basic and diluted	$0.00	$(0.25)

Weighted average number of common shares outstanding
- Basic and diluted	83,552,719	65,941,513

(1)	These are exclusive of depreciation and amortization

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2022
						Accumulated
					Additional	Other				Total
(Amounts in thousands,	Preferred Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
Balance - January 1, 2022	320,000	$-	81,985,140	$8	$266,013	$23	33,334	$(50)	$(217,843)	$48,151
Issuance of common stock for conversion of debt	-	-	1,576,058	-	1,150	-	-	-	-	1,150
Issuance of common stock for exercise of options	-	-	209,741	-	31	-	-	-	-	31
Preferred dividend	-	-	-	-	(123)	-	-	-	-	(123)
Share-based compensation	-	-	-	-	535	-	-	-	-	535
Net income (as restated)	-	-	-	-	-	-	-	-	136	136
Balance - March 31, 2022 (as restated)	320,000	$-	83,770,939	$8	$267,606	$23	33,334	$(50)	$(217,707)	$49,880

	FOR THE THREE MONTHS ENDED MARCH 31, 2021
						Accumulated
					Additional	Other				Total
(Amounts in thousands,	Preferred Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
Balance - January 1, 2021	-	$-	49,444,689	$5	$158,219	$-	33,334	$(50)	$(64,627)	$93,547
Common stock issued for exercise of options	-	-	3,334	-	1	-	-	-	-	1
Common stock issued as vendor compensation	-	-	227,169	-	1,171	-	-	-	-	1,171
Common stock issued for conversion of debt	-	-	580,199	-	1,602	-	-	-	-	1,602
Common stock issued for public offering	-	-	10,679,354	1	39,655	-	-	-	-	39,656
Shares based compensation	-	-	66,667	-	356	-	-	-	-	356
Common stock issuance for extinguishment of debt and interest	-	-	2,751,556	1	12,382	-	-	-	-	12,383
Warrant issuance for extinguishment of debt and interest	-	-	-	-	4,394	-	-	-	-	4,394
Common stock issued for Sky Sapience Ltd. acquisition	-	-	2,555,209	-	9,071	-	-	-	-	9,071
Net loss	-	-	-	-	-	-	-	-	(16,206)	(16,206)
Balance - March 31, 2021	-	$-	66,308,177	$7	$226,851	$-	33,334	$(50)	$(80,833)	$145,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
(Amounts in thousands, except share data)	2022	2021
	(as restated)
Cash Flows From Operating Activities:
Net income (loss)	$136	$(16,206)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	505	362
Amortization	385	3,299
Amortization of financing lease right-of-use asset	6	6
Operating lease expense	319	208
Bad debt (recovery) expense	49	(2)
Gain on the sale of assets	(8,441)	(83)
Share-based compensation	535	356
Amortization of debt discounts and debt issuance costs	574	88
Share-based vendor payments	-	1,171
Loss on extinguishment of debt	173	5,348
Changes in operating assets and liabilities:
Accounts receivable, net	(1,040)	(53)
Inventory, net	130	(343)
Prepaid expenses	(414)	(1,614)
Other current assets	(46)	376
Other non-current assets	(1,010)	-
Accounts payable	(949)	(3,351)
Accrued liabilities	(56)	(7)
Accrued payroll	-	(3,125)
Accrued interest	(41)	(223)
Contract liabilities	696	(267)
Operating lease liabilities	(916)	(178)
(Repayments) advances from related party	(86)	30
Other current liabilities	772	1
Total Adjustments	(8,855)	1,999
Net Cash Used In Operating Activities	(8,719)	(14,207)
Cash Flows From Investing Activities:
Business acquisitions, net of cash received	-	(4,248)
Proceeds from building sale, net of transaction costs	15,102	-
Purchases of property and equipment	(193)	(1,997)
Acquisition of intangible assets	-	(1,675)
Proceeds from disposal of property and equipment	-	83
Net Cash Provided By (Used In) Investing Activities	14,909	(7,837)
Cash Flows From Financing Activities:
Principal payment on finance lease	(7)	(14)
Proceeds from related party note deposit	100	-
Proceeds from sale of common stock from offering	-	44,971
Offering costs	-	(5,315)
Preferred stock dividend	(123)	-
Proceeds from exercise of options	31	-
Debt issuance costs	-	(155)
Repayment of debt	(7,588)	(7,202)
Net Cash (Used In) Provided By Financing Activities	(7,587)	32,285
Net (Decrease) Increase In Cash	(1,397)	10,241
Cash - Beginning of Period	1,899	730
Cash - End of Period	$502	$10,971

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Three Months Ended
	March 31,
(Amounts in thousands, except share data)	2022	2021
	(as restated)
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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

NOTE 1 DESCRIPTION OF BUSINESS AND RESTATEMENT (AS RESTATED)

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

COMSovereign (defined below) has determined that certain intangible assets were not correctly amortized in the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 that were included in the Company’s March 31, 2022 Form 10-Q, which was filed with the Securities and Exchange Commission on December 15, 2022. The financial statements were restated to adjust certain previously recorded transactions, see Note 18 – Restatement of Financial Statements for additional information. In addition, Going Concern (Note 3) has been restated to disclose the restated income resulting from the correction of the aforementioned amortization expense.

Description of Organization and Business Operations

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

NOTE 3 GOING CONCERN (AS RESTATED)

U.S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying unaudited condensed consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2022, the Company used cash flows in operating activities of $8.7 million, it had an accumulated deficit of $217.7 million and had working capital of $8.5 million.

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

There were no adjustments to net income (loss), the numerator, or the denominator for purposes of computing basic earnings per share.

Potential common shares issuable to employees, non-employees and directors upon exercise or conversion of shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net income (loss) attributable to common shareholders. Stock options and warrants are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period (out-of-the-money), regardless of whether the Company is in a period of net income (loss) attributable to common shareholders.

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

On February 1, 2022, the Company entered into a lease agreement with the new owners of the Tucson Building (see Note 10 - Property and Equipment, Net), for a term of 10 years with no option to renew. Monthly rent increases annually from $98,300 per month in year one to $128,200 a month in the final year of the lease. The Company posted a $1.0 million security deposit in connection with the commencement of the lease, which is classified within other assets – long term on the balance sheet. The Company determined that the transactions represented a sale and leaseback and, accordingly, established a new operating lease ROU asset and operating lease liability of $10.1 million. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms. See Note 19 – Subsequent Events - Lease Developments for information related to the subsequent lease default and lease abandonment.

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

For additional information related to debt, including subsequent conversions of Notes A and B principal into common stock, see Note 19 – Subsequent Events – Debt and Equity Developments. Because of such subsequent conversions, the March 31, 2022 outstanding principal of Notes A and B (and the related debt discounts) were fully reclassified from current to long term.

NOTE 13 STOCKHOLDERS’ EQUITY

See Note 12 – Debt and Note 19 – Subsequent Events – Debt and Equity Developments for additional information related to debt conversions.

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

See Note 19 – Subsequent Events – Litigation, Claims and Contingencies Developments for post-March 31, 2022 developments.

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

NOTE 18 RESTATEMENT OF FINANCIAL STATEMENTS

In these restated financial statements and footnotes, the following tables compare the Company’s previously issued Balance Sheet, Statement of Operations and Statement of Cash Flows as of March 31, 2022 and for the three months then ended to the corresponding restated financial statements for the period end. The adjustment that relates to the restated financial statements is the recording of a $1.3 million reduction of amortization expense associated with intangible assets.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

The effects of the restatement on the line items within the Company’s unaudited condensed consolidated March 31, 2022 financial statements are as follows:

(Amounts in thousands, except share and per share data)	As Originally Reported	Adjustment	As Restated
Condensed Consolidated Balance Sheet
Intangibles,net	$13,749	$1,327	$15,076
Total assets	$90,462	$1,327	$91,789
Condensed Consolidated Statement of Operations
Depreciation and amortization	$2,217	$(1,327)	$890
Total operating income (expenses), net	$1,171	$(1,327)	$(156)
Income (loss) from operations	$(138)	$1,327	$1,189
Net income (loss)	$(1,191)	$1,327	$136
Net loss attibutable to common stockholders	$(1,314)	$1,327	$13
Net loss per share	$(0.02)	$0.02	$-
Condensed Consolidated Statement of Stockholders' Equity
Accumulated deficit	$(219,034)	$1,327	$(217,707)
Total Stockholder's Equity	$48,553	$1,327	$49,880
Condensed Consolidated Statement of Cash Flows
Net income (loss)	$(1,191)	$1,327	$136
Amortization	$1,712	$(1,327)	$385
Total adjustments	$(7,528)	$(1,327)	$(8,855)

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

NOTE 19 SUBSEQUENT EVENTS

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

On or about April 15, 2022, as a result of the Company not filing its Annual Report on Form 10-K for the year ended December 31, 2021 on a timely basis, the Company’s secured senior convertible notes payable (see Note 12 – Debt) entered into default, which resulted in a 5% or $375,833 increase in the principal value, pursuant to the terms of the notes. The default also enabled the note holders, upon notice to the Company, to periodically convert a portion of the associated principal and accrued interest into common stock at a 20% discount to the three lowest daily volume-weighted-average-prices during the prior twenty trading days. Subsequent to March 31, 2022 and through the filing date of this Form 10-Q, the note holders converted $8,715,583 of principal and $171,599 of interest into an aggregate of 154,167,727 shares of the Company’s common stock. As of the filing date, the remaining combined principal and interest balance of the secured senior convertible notes was approximately $228,000.

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

Restatement for Correction of an Error

The Company has determined that it was necessary to amend the March 31, 2022 Form 10-Q in order to restate the financial statements to correct the previously misstated amortization of intangible assets. See Note 18 – Restatement of Financial Statements included in the financial statements herein for additional details.

In addition to the restatement of the financial statements, certain information within the following notes to the condensed consolidated financial statements have been restated to reflect the correction of the misstatement discussed above as well as to add disclosure language as appropriate to the following footnotes:

●	Note 1. Description of Organization and Business and Restatement (as restated)

●	Note 3. Going Concern (as restated)

●	Note 18. Restatement of Financial Statements (as restated)

Results of Operations (As Restated)

	For the Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2022	2021
	(as restated)

Revenue	$3,229	$2,086
Cost of goods sold	2,196	1,074
Gross profit	1,033	1,012
Operating income (expense)
Research and development (1)	1,172	547
Sales and marketing (1)	66	48
General and administrative (1)	6,157	7,135
Depreciation and amortization	890	3,661
Gain on the sale of assets	(8,441)	(83)
Total operating income (expenses), net	(156)	11,308
Income (loss) from operations	1,189	(10,296)
Other expense
Interest expense	(880)	(469)
Other expense	-	(13)
Loss on extinguishment of debt	(173)	(5,348)
Gain on sale of building	-	-
Foreign currency transaction loss	-	(80)
Total other expense	(1,053)	(5,910)
Net income (loss)	$136	$(16,206)

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

General and Administrative Expenses

For the three months ended March 31, 2022, general and administrative expense was $6.2 million compared to $7.1 million for the three months ended March 31, 2021. This $0.9 million decrease primarily consisted of decreases in professional expenses of $2.2 million, which were primarily driven by decreases in certain public relations services, accounting services, and other professional services. This was partially offset by increased payroll and related costs of $1.2 million due to additional employees and salary increases, plus rent increased by $0.2 million, resulting from the sale and leaseback of our Tucson (Arizona) office building (the “Tucson Building”; see below) on or about January 31, 2022.

Depreciation and Amortization (As Restated)

For the three months ended March 31, 2022, depreciation and amortization was $0.8 million compared to $3.6 million for the three months ended March 31, 2021, a decrease of $2.8 million, primarily due to the sale of our Tucson Building (see below) and the 2021 year-end impairment of intangible assets.

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

Net income (loss) (As Restated)

For the three months ended March 31, 2022, we had a net income of $0.1 million compared to a net loss of $16.2 million for the three months ended March 31, 2021, related to the items described above.

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

Sources and Uses of Cash (As Restated)

	For the Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Cash flows used in operating activities	$(8,719)	$(14,207)
Cash flows provided by (used in) investing activities	14,909	(7,837)
Cash flows (used in) provided by financing activities	(7,587)	32,285
Net (decrease) increase in cash and cash equivalents	$(1,397)	$10,241

Operating Activities (As Restated)

For the three months ended March 31, 2022, net cash used in operating activities was $8.7 million. Net cash used in operating activities primarily consisted of the net income of $0.1 million, which was partially offset by deductions for net non-cash gains of $5.9 million, and net cash used to fund changes in the levels of operating assets and liabilities of $2.9 million.

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

However, it should be noted that business developments commencing in the second quarter of 2022 (see Note 19 – Subsequent Events – Business Developments) in the footnotes to the unaudited consolidated financial statements herein, included discussions of exiting or idling of certain businesses and/or assets, in periods subsequent to March 31, 2022. During the current quarter, the Company determined that it was not more likely than not that any reporting unit’s fair value was below that reporting unit’s carrying amount. Accordingly, it wasn’t necessary to perform interim impairment testing as of March 31, 2022. However, given the constraints of capital resources that manifested themselves subsequent to March 31, 2022, the resulting weakness in the business and challenges with the economy, we may need to record future impairments of our long-lived assets and or goodwill, based on our assessment in future periods.

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

COMSovereign Holding Corp.

Date: January 27, 2023	/s/ David A. Knight
David A. Knight
Chief Executive Officer
(Principal Executive Officer)

Date: January 27, 2023	/s/ David A. Knight
David A. Knight
Acting Principal Financial and Accounting Officer