Form 10-Q
period 2022-06-30
COMSovereign Holding Corp.
filed 2023-01-30
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of January 27, 2023, there were 258,583,436 shares of registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amounts in thousands, except share and per share data)	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$161	$1,873
Accounts receivable, net	2,109	1,376
Inventory, net	7,476	10,249
Prepaid expenses	4,869	6,936
Other current assets	365	342
Assets of discontinued operations - current	-	809
Total current assets	14,980	21,585
Property and equipment, net	1,384	8,752
Operating lease right-of-use assets	1,305	3,000
Intangible assets, net	5,941	15,460
Goodwill	30,033	37,943
Other assets – long term	47	215
Note receivable	2,000	-
Assets of discontinued operations - long term	-	1,574
Total assets	$55,690	$88,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,703	$3,610
Accrued interest	373	288
Accrued liabilities	1,492	1,048
Accrued liabilities – related party	-	206
Accrued payroll	1,366	875
Contract liabilities, current	4,578	3,341
Accrued warranty liability - current	473	473
Operating lease liabilities - current	734	908
Notes payable – related party	100	-
Current portion of long-term debt; net of unamortized discounts and debt issuance costs	11,367	13,566
Liabilities of discontinued operations - current	-	911
Total current liabilities	24,186	25,226
Debt – long term	5,909	12,273
Contract liabilities – long term	118	74
Operating lease liabilities – long term	10,884	2,218
Liabilities of discontinued operations - long-term	-	587
Total liabilities	41,097	40,378

Commitments and contingencies (Note 17)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; Series A Cumulative Redeemable Perpetual Preferred Stock, 690,000 shares designated, 320,000 shares issued and outstanding as of June 30, 2022 and December 2021	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 90,553,333 and 81,985,140 shares issued and 90,519,999 and 81,951,806 shares outstanding as of June 30, 2022 and December 2021, respectively	9	8
Additional paid-in capital	270,067	266,013
Treasury stock, at cost, 33,334 shares as of June 30, 2022 and December 2021	(50)	(50)
Accumulated deficit	(255,456)	(217,843)
Accumulated other comprehensive income	23	23
Total Stockholders’ Equity	14,593	48,151
Total Liabilities and Stockholders’ Equity	$55,690	$88,529

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2022	2021	2022	2021

Revenue	$2,088	$2,401	$4,141	$3,502
Cost of goods sold	2,981	1,270	4,464	1,873
Gross profit (loss)	(893)	1,131	(323)	1,629
Operating expenses
Research and development (1)	536	1,199	1,708	1,747
Sales and marketing (1)	12	109	78	157
General and administrative (1)	5,396	6,624	11,176	13,411
Depreciation and amortization	262	3,455	1,003	6,955
Impairment expense	15,775	281	15,775	281
Loss on sales (ID, DWXC) (2)	2,564	-	2,564	-
Loss on lease abandonment	11,329	-	11,329	-
Gain on the sale of assets	(0)	-	(8,441)	(83)
Total operating expenses, net	35,873	11,668	35,191	22,468
Loss from operations	(36,766)	(10,537)	(35,514)	(20,839)
Other expense
Interest expense	(1,348)	(546)	(2,227)	(982)
Other expense	-	5	-	-
Gain (loss) on extinguishment of debt	(445)	323	(618)	(4,779)
Foreign currency transaction loss	(1)	18	(1)	(62)
Total other expense	(1,794)	(200)	(2,846)	(5,823)
Loss from continuing operations	(38,560)	(10,737)	(38,360)	(26,662)
Income (loss) from discontinued operations, net of tax	811	160	747	(121)
Net loss	(37,749)	(10,577)	(37,613)	(26,783)
Dividend on preferred stock	(185)	-	(308)	-
Net loss attributable to common stockholders	$(37,934)	$(10,577)	$(37,921)	$(26,783)
Net income (loss) per share
- Basic and diluted from continuing operations	$(0.45)	$(0.16)	$(0.45)	$(0.42)
- Basic and diluted from discontinued operations	$0.01	$0.00	$0.01	$(0.00)

Weighted average number of common shares outstanding
- Basic and diluted	86,126,377	68,770,644	84,846,657	63,538,782

(1)	These are exclusive of depreciation and amortization
(2)	InnovationDigital (“ID”), DragonWave-X Canada (“DWXC”)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
						Accumulated
					Additional	Other				Total
(Amounts in thousands,	Preferred Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
Balance - January 1, 2022	320,000	$-	81,985,140	$8	$266,013	$23	33,334	$(50)	$(217,843)	$48,151
Issuance of common stock for conversion of debt	-	-	1,576,058	-	1,150	-	-	-	-	1,150
Issuance of common stock for exercise of options	-	-	209,741	-	31	-	-	-	-	31
Preferred dividend	-	-	-	-	(123)	-	-	-	-	(123)
Share-based compensation	-	-	-	-	535	-	-	-	-	535
Net loss	-	-	-	-	-	-	-	-	136	136
Balance - March 31, 2022	320,000	-	83,770,939	8	267,606	23	33,334	(50)	(217,707)	49,880
Issuance of common stock for conversion of debt	-	-	6,542,394	1	2,155		-	-	-	2,156
Issuance of common stock for the debt placement agent	-	-	240,000	-	81	-	-	-	-	81
Preferred dividend	-	-	-	-	(185)	-	-	-	-	(185)
Share-based compensation	-	-	-	-	410	-	-	-	-	410
Net loss	-	-	-	-	-	-	-	-	(37,749)	(37,749)
Balance - June 30, 2022	320,000	$-	90,553,333	$9	$270,067	$23	33,334	$(50)	$(255,456)	$14,593

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
						Accumulated
					Additional	Other				Total
(Amounts in thousands,	Preferred Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
Balance - January 1, 2021	-	$-	49,444,689	$5	$158,220	$-	33,334	$(50)	$(64,627)	$93,548
Common stock issued for exercise of options	-	-	3,334	-	1	-	-	-	-	1
Common stock issued as vendor compensation	-	-	227,169	-	1,171	-	-	-	-	1,171
Common stock issued for conversion of debt	-	-	580,199	-	1,602	-	-	-	-	1,602
Common stock issued for public offering	-	-	10,679,354	1	39,655	-	-	-	-	39,656
Share-based compensation	-	-	66,667	-	356	-	-	-	-	356
Common stock issuance for extinguishment of debt and interest	-	-	2,751,556	1	12,382	-	-	-	-	12,383
Warrant issuance for extinguishment of debt and interest	-	-	-	-	4,394	-	-	-	-	4,394
Common stock issued for Sky Sapience Ltd. acquisition	-	-	2,555,209	-	9,071	-	-	-	-	9,071
Net loss	-	-	-	-	-	-	-	-	(16,206)	(16,206)
Balance - March 31, 2021	-	-	66,308,177	7	226,852	-	33,334	(50)	(80,833)	145,976
Common stock issued for exercise of options	-	-	60,000		16	-	-	-	-	16
Common stock issued as vendor compensation	-	-	7,571	-	-	-	-	-	-	-
Share-based compensation	-	-		-	526	-	-	-	-	526
Common stock issuance for Rvision, Inc. acquisition	-	-	2,000,000	-	5,500	-	-	-	-	5,500
Common stock issuance for Innovation Digital, LLC acquisition	-	-	3,165,322	-	7,343	-	-	-	-	7,343
Warrant issuance for debt issuance costs	-	-	-	-	919	-	-	-	-	919
Net loss	-	-	-	-	-	-	-	-	(10,577)	(10,577)
Balance - June 30, 2021	-	$-	71,541,070	$7	$241,156	$-	33,334	$(50)	$(91,410)	$149,703

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
(Amounts in thousands, except share data)	2022	2021
Cash Flows From Operating Activities:
Net loss	$(37,613)	$(26,783)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations, net of tax	(747)	121
Depreciation	632	509
Amortization	371	6,446
Impairment expense	15,775	281
Operating lease expense	241	437
Bad debt expense	51	197
Loss on sales (ID, DWXC) (1)	2,604	-
Loss on lease abandonment	11,329	-
Gain on the sale of assets	(8,441)	(83)
Share-based compensation	945	882
Amortization of debt discounts and debt issuance costs	1,289	249
Default interest charge	376	-
Share-based vendor payments	-	1,171
Loss on extinguishment of debt	618	5,025
Changes in operating assets and liabilities:
Accounts receivable, net	(702)	(626)
Inventory, net	3,056	1,825
Prepaid expenses	(378)	(6,114)
Other current assets	(23)	125
Note receivable	(2,000)	-
Other non-current assets	339	(70)
Accounts payable	94	(7,956)
Accrued interest	173	-
Accrued liabilities	382	-
Contract liabilities	1,281	(1,400)
Operating lease liabilities	(1,386)	(389)
Related party notes	(206)	1
Other current liabilities	856	(1)
Total Adjustments	26,529	630
Net Cash Used In Operating Activities	(11,084)	(26,153)
Cash Flows From Investing Activities:
Business acquisitions, net of cash received	-	(4,248)
Proceeds from building sale, net of transaction costs	15,102	-
Purchases of property and equipment	(167)	(2,534)
Acquisition of intangible assets	-	(1,233)
Proceeds from disposal of property and equipment	-	83
Net Cash Provided By (Used In) Investing Activities	14,935	(7,932)
Cash Flows From Financing Activities:
Proceeds from issuance of related party notes	100	(850)
Proceeds from sale of common stock from offering	-	44,971
Proceeds from debt	500	9,345
Offering costs	-	(5,315)
Preferred stock dividend	(246)	-
Proceeds from exercise of options	31	17
Debt issuance costs	-	(186)
Repayment of debt	(7,580)	(6,379)
Net Cash (Used In) Provided By Financing Activities	(7,195)	41,603
Net Cash Provided by (Used In) Discontinued Operations	1,632	(3,213)
Net (Decrease) Increase In Cash	(1,712)	4,305
Cash - Beginning of Period	1,873	690
Cash - End of Period	$161	$4,995

(1)	InnovationDigital (“ID”), DragonWave-X Canada (“DWXC”)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
(Amounts in thousands, except share data)
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$107	$436
Non-cash investing and financing activities:
Issuance of common stock for debt placement agent	$81	$-
Accrual of preferred dividends not paid yet	$62	$-
Debt incurred to sellers for Skyline Partners Technology LLC	$-	$12,650
Issuance of common stock for Sky Sapience Ltd. acquisition	$-	$9,071
Issuance of common stock for Innovation Digital, LLC	$-	$7,344
Debt incurred to sellers for Innovation Digital, LLC	$-	$600
Issuance of common stock for RVision, Inc.	$-	$5,500
Issuance of common stock for extinguishment of debt and interest	$-	$12,383
Issuance of warrants for extinguishment of debt and interest	$-	$4,394
Issuance of common stock for conversion of debt and interest	$3,306	$1,602
Original issue discount and non-cash debt issuance costs	$-	$1,655
Issuance of warrants as debt issuance costs	$-	$919
Recognition of operating lease right-of-use asset and liability	$10,052	$1,217
Acquisition of building with secured note payable	$-	$4,480
Prepaid deposits transferred to inventory	$2,445	$862
Lease deposits recognized from Sky Sapience Ltd. Acquisition	$-	$11

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the three and six months ended June 30, 2022, as compared to the significant accounting policies described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

Basis of Presentation

The accompanying financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and financial position for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. The amounts reported in the unaudited condensed consolidated financial statements, and the tables in the notes hereto, of the Quarterly Report on Form 10-Q as of June 30, 2022 and for the three months and six months ended June 30, 2022 and 2021, are presented in United States dollars and are rounded in thousands with the exception of share and per share data. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2021 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on August 16, 2022.

Effective January 21, 2021, the Company enacted a 1-for-3 reverse stock split (the “Split”) of the Company’s common stock. These condensed consolidated financial statements and accompanying notes give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported results of operations or loss per share.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021, include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. As of June 30, 2022, the Company determined that it was more likely than not that certain reporting unit’s fair value was below their reporting unit’s carrying amount due to a decline in the Company’s market capitalization. Accordingly, it was necessary to perform interim impairment testing as of June 30, 2022. See Note 12 – Goodwill and Other Intangible Assets.

The Company calculates the estimated fair value of a reporting unit using the income approach. In evaluating the recoverability of goodwill, the Company estimates the fair value of its reporting units, which is determined using the income approach, and compares it to the carrying value. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.

In determining whether a qualitative assessment is required, the Company will evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the two-step goodwill impairment test described in ASC 350. However, if, after applying the qualitative assessment, the entity concludes that it is not more than likely that the fair value is less than the carrying amount, the two-step goodwill impairment test is not required. The Company bases these assumptions on its historical data and experience, industry projections, micro and macro general economic condition projections, and its expectations. The only reporting unit with a pre-impairment negative carrying value is Virtual Network Communications, Inc.

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

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities to any of its currently eligible financial assets or liabilities. The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of June 30, 2022 and December 31, 2021 approximated their fair value due to their short-term nature.

Discontinued Operations

On June 21, 2022, the Company completed the sale of its Sovereign Plastics business unit to TheLandersCompanies LLC for total consideration of $2.0 million in a secured note with interest of 5% and a maturity date of May 31, 2025. The assets and liabilities of Sovereign Plastics are reflected in the accompanying condensed consolidated balance sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of operations of Sovereign Plastics are included in “Income (loss) from discontinued operations, net of tax provision” in the accompanying condensed consolidated statements of operations and comprehensive loss. For comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis. See Note 3 – Discontinued Operations for additional information.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 3 DISCONTINUED OPERATIONS

Sovereign Plastics LLC

Sovereign Plastics LLC (“Sovereign Plastics”) is a manufacturer of plastic and metal components to third-party manufacturers based out of Colorado Springs, Colorado. The Company’s Board of Directors, in consultation with management as well as its financial and legal advisors, considered a number of factors, including the risks and challenges facing Sovereign Plastics in the future as compared to the opportunities available to Sovereign Plastics in the future, and the availability of strategic alternatives. On June 13, 2022, after careful consideration, the Board of Directors unanimously approved the sale.

On June 21, 2022, the Company completed the sale of its Sovereign Plastics business unit to TheLandersCompanies LLC for total consideration of $2.0 million in a secured note with interest of 5% and a maturity date of May 31, 2025.

Results of Discontinued Operations

The results and net loss of Sovereign Plastics’ discontinued operations were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2022	2021	2022	2021
Revenue	$542	$1,210	$1,718	$2,196
Cost of goods sold	352	543	1,065	1,014
Gross profit	190	667	653	1,182
Operating expenses
General and administrative	314	352	691	700
Depreciation and amortization	134	162	283	323
Gain on sale of Sovereign Plastics	(1,074)	-	(1,074)	-
Total operating expenses, net	(626)	514	(100)	1,023
Income from operations	816	153	753	159
Other income (expense)
Interest expense	(5)	(1)	(6)	(34)
Other income	-	8	-	-
Loss on extinguishment of debt	-	-	-	(246)
Total other income (expense)	(5)	7	(6)	(280)
Income (loss) from discontinued operations, net of tax	$811	$160	$747	$(121)

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

Assets and liabilities of discontinued operations as of December 31, 2021 were classified as current because the sale transaction closed during the following twelve months during the period ended June 30, 2022. The details are as follows:

Sovereign Plastics
December 31,
(Amounts in thousands, except share and per share data)	2021
Assets
Cash	$26
Accounts receivable, net	222
Inventory, net	295
Prepaid and deferred expenses	266
Assets of discontinued operations - current	809
Property and equipment, net	736
Operating lease right-of-use assets	717
Goodwill	48
Other assets – long term	73
Assets of discontinued operations - long-term	1,574
Total assets of discontinued operations	$2,383

Liabilities
Accounts payable	$129
Accrued liabilities	50
Accrued payroll	52
Contract liabilities, current	475
Operating lease liabilities, current	194
Current portion of long-term debt, net of unamortized discounts and debt issuance costs	11
Liabilities of discontinued operations - current	911
Contract liabilities – long term	34
Operating lease liabilities – long term	553
Liabilities of discontinued operations - long-term	587
Total liabilities of discontinued operations	$1,498

NOTE 4 GOING CONCERN

U.S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying unaudited condensed consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2022, the Company used cash flows in operating activities of $11.1 million, and at June 30, 2022 had cash of $0.2 million, had an accumulated deficit of $255.5 million, and had a working capital deficit of $9.2 million.

The Company’s fiscal operating results, accumulated deficit and working capital, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. Based on current cash on hand and subsequent activity as described herein (see Note 21 – Subsequent Events - Business Developments and Debt and Equity Developments), the Company presently only has enough cash on hand to operate on a month-to-month basis, without raising additional capital or selling assets. Because of the Company’s limited cash availability, its operations have been scaled back to the extent possible (see Note 21 – Subsequent Events - Business Developments). Management continues to explore opportunities with third parties and related parties to provide additional capital and/or sell assets; however, it has not entered into any agreement to provide the necessary additional capital, except as disclosed herein. In the near term, there may be limited opportunities to raise capital of significance due to the Company’s Nasdaq compliance issues, as discussed in Note 21 – Subsequent Events - Nasdaq Compliance Developments.

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

NOTE 5 REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2022	2021	2022	2021
Timing of revenue recognition:
Services and products transferred at a point in time	$2,037	$2,263	$3,992	$3,174
Services and products transferred over time	51	138	149	328
Total revenue	$2,088	$2,401	$4,141	$3,502

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2022	2021	2022	2021
Revenue by products and services:
Products	$2,037	$2,040	$3,992	$2,671
Services	51	361	149	831
Total revenue	$2,088	$2,401	$4,141	$3,502

Revenue by geographic destination consisted of the following for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2022	2021	2022	2021
Revenue by geography:
North America	$1,944	$1,340	$3,493	$2,085
International	144	1,061	648	1,417
Total revenue	$2,088	$2,401	$4,141	$3,502

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of June 30, 2022 and December 31, 2021, the Company did not have a material contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

(Amounts in thousands)	Total
Balance at December 31, 2021	$3,415
New invoices not yet earned	1,880
Old invoices earned	(599)
Balance at June 30, 2022	$4,696

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

NOTE 6 EARNINGS (LOSS) PER SHARE

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

The following weighted-average potential common shares were excluded from the diluted loss per common share as their effect was anti-dilutive as of June 30, 2022 and 2021, respectively:

	June 30,
	2022	2021
Options	6,334,103	3,320,181
Unvested restricted stock	99,998	328,543
Warrants	12,814,923	775,362
Convertible notes	4,566,849	4,835,781
	23,815,873	9,259,867

NOTE 7 CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of June 30, 2022, and December 31, 2021:

(Amounts in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$126	$1,596
Restricted cash	35	277
Total	$161	$1,873

Cash, cash equivalents, and restricted cash are represented by operating accounts or money market accounts maintained with insured financial institutions, including cash equivalents, defined as all short-term, highly-liquid investments with maturities of three months or less when purchased. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, restricted cash decreased by $242,000, including $195,000 of restricted cash which was released upon the sale of a building. The remainder of the restricted cash will be released as overseas leases expire in January and July of 2023. See Note 11 – Property and Equipment, Net for additional information related to the sale of the building.

NOTE 8 ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of June 30, 2022 and December 31, 2021:

(Amounts in thousands)	June 30, 2022	December 31, 2021
Accounts receivable	$3,173	$2,391
Less: allowance for doubtful accounts	(1,064)	(1,014)
Total accounts receivable, net	$2,109	$1,376

Bad debt expense totaled $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2022, compared to $0.2 million and $0.2 million for the three and six months ended June 30, 2021, respectively.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

NOTE 9 INVENTORY, NET

Inventory consisted of the following as of June 30, 2022 and December 31, 2021:

(Amounts in thousands)	June 30, 2022	December 31, 2021
Raw materials	$5,999	$6,587
Work in progress	1,043	1,202
Finished goods	1,039	3,592
Total inventory	8,081	11,381
Reserve	(605)	(1,132)
Total inventory, net	$7,476	$10,249

The Company maintains a perpetual inventory system which is supplemented by periodic reviews of inventory quantities on hand. The Company records an impairment for excess and obsolete inventory, when necessary, based on factors including its estimated forecast of product demand, the stage of the product life cycle and production requirements for the units in question.

NOTE 10 PREPAID EXPENSES

Prepaid expenses consisted of the following as of June 30, 2022 and December 31, 2021:

(Amounts in thousands)	June 30, 2022	December 31, 2021
Prepaid products and services	$4,839	$6,840
Prepaid rent and security deposit	30	96
Total prepaid expenses	$4,869	$6,936

NOTE 11 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2022 and December 31, 2021:

(Amounts in thousands)	June 30, 2022	December 31, 2021
Shop machinery and equipment	$2,081	$10,103
Computers and electronics	992	1,436
Office furniture and fixtures	317	744
Leasehold improvements	301	543
Building	-	4,801
Land	-	1,330
Building improvements	-	755
Total property and equipment	3,691	19,712
Less: accumulated depreciation	(2,307)	(10,960)
Total property and equipment, net	$1,384	$8,752

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

On January 31, 2022, the Company sold its Tucson, Arizona office building (the “Tucson Building”) for $15.8 million of cash. The Tucson Building had a carrying value of $6.7 million, including the $4.8 million cost basis of the building, the $1.3 million cost basis of the land, and the $0.8 million related to building improvements, partially offset by $0.2 million of accumulated depreciation. The Company recognized an $8.4 million gain on sale of assets, which is net of $0.7 million of related transaction costs. See Note 13 – Leases for additional information about the subsequent leaseback of the office building.

During the three months ended June 30, 2022, the Company derecognized the property and equipment in connection with the following transactions (see Note 20 – Other Business Developments for additional information):

a)	Sale of DragonWave-X Canada, Inc. assets – gross assets of $8.5 million with a net book value of $0.0 million;

b)	Idling of InduraPower – gross assets of $0.6 million with a net book value of $0.1 million; and

c)	Transfer of Innovation Digital, LLC assets – gross assets of $0.1 million with a net book value of $0.1 million.

The Company recognized $0.5 million and $0.6 million of depreciation expense for the three and six months ended June 30, 2022, respectively, compared to $0.3 million and $0.5 million of depreciation expense for the three and six months ended June 30, 2021, respectively.

NOTE 12 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill activity during the six months ended June 30, 2022 was as follows:

(Amounts in thousands)	Total
Balance at December 31, 2021	$37,943
Derecognition	(710)
Impairments	(7,200)
Balance at June 30, 2022	$30,033

The following table sets forth the gross carrying amount activity during the six months ended June 30, 2022, plus the accumulated amortization of the Company’s intangible assets as of June 30, 2022.

(Amounts in thousands)	Gross Carrying Amount	Derecognition of Patents	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	14,196	(561)	(8,575)	(194)	4,866
Intellectual property	591	-	-	(71)	520
Software	673	-	-	(118)	555
Total definite-lived intangible assets at June 30, 2022	$15,460	$(561)	$(8,575)	$(383)	$5,941

On June 23, 2022, the Company executed an agreement to return fifteen patents and five pending or provisional patents to the former owners of Innovation Digital, LLC (“Innovation Digital”) which resulted in the derecognition of goodwill and intangible assets shown in the tables above. See Note 20 – Other Business Developments for additional information.

As of June 30, 2022, the Company determined that it was more likely than not that certain reporting unit’s fair value was below their reporting unit’s carrying amount due to a decline in the Company’s market capitalization. Accordingly, it was necessary to perform interim impairment testing as of June 30, 2022. For the three and six months ended June 30, 2022, the Company, utilizing a 10% revenue growth rate and a weighted-average cost of capital range of 13-25%, recorded an impairment charge for goodwill in the amount of $7.2 million and an impairment charge for other definite-lived intangible assets of $8.6 million. The Company calculates the estimated fair value of a reporting unit and the definite-lived intangible assets using the income approach and compares it to the carrying value. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.

In determining whether a qualitative assessment is required, the Company will evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the two-step goodwill impairment test described in ASC 350. However, if, after applying the qualitative assessment, the entity concludes that it is not more than likely that the fair value is less than the carrying amount, the two-step goodwill impairment test is not required. The Company bases these assumptions on its historical data and experience, industry projections, micro and macro general economic condition projections, and its expectations. The only reporting unit with a pre-impairment negative carrying value is Virtual Network Communications, Inc.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

During the three and six months ended June 30, 2022, the Company recorded amortization expense of intangible assets of $0.4 million and $0.8 million, respectively. During the three and six months ended June 30, 2021, the Company recorded amortization expense of intangible assets of $3.2 million and $6.5 million, respectively. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets.

The following table sets forth the weighted-average amortization period, in total and by major intangible asset class:

Asset Class	Weighted- Average Amortization Period
Technology	10.0 years
Intellectual property	10.0 years
Software	10.0 years
All intangible assets	10.0 years

As of June 30, 2022, assuming no additional amortizable intangible assets, the expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter was as follows:

(Amounts in thousands)	Estimated
2022	$297
2023	594
2024	594
2025	594
2026	594
Thereafter	3,268
All intangible assets	$5,941

As part of the Company’s restructuring, commencing January 1, 2023, the Company is integrating its previously separate reporting units, including employing a single integrated sales function, and the Chief Executive Officer intends to manage the Company and make decisions based on the Company’s consolidated operating results.

NOTE 13 LEASES

Operating Leases

The Company has operating leases for office, manufacturing and warehouse space, along with office equipment. The carrying values of operating lease right-of-use (“ROU”) assets and operating lease liabilities as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
(Amounts in thousands)	2022	2021
Operating lease ROU assets	$1,305	$3,000
Operating lease liability	$11,618	$3,126

On February 1, 2022, the Company entered into a lease agreement with the new owners of the Tucson Building (see Note 11 - Property and Equipment, Net), for a term of 10 years with no option to renew. Monthly rent increases annually from $98,300 per month in year one to $128,200 a month in the final year of the lease. The Company posted a $1.0 million security deposit in connection with the commencement of the lease, which is classified within other assets – long term on the balance sheet. The Company determined that the transactions represented a sale and leaseback and, accordingly, established a new operating lease ROU asset and operating lease liability of $10.1 million. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms.

In May 2022, the Company abandoned its lease of the Tucson Building after previously defaulting on the lease. In June 2022, ComSovereign Corp. abandoned its Dallas, TX office lease and VEO Photonics, Inc. abandoned its San Diego, CA office lease. In connection with the lease abandonments, the Company recognized an $11.3 million loss due to the write-offs of the ROU-assets and applied its security deposit assets against its operating lease liabilities.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

Other information related to the Company’s operating leases are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2022	2021	2022	2021
Operating lease cost	$535	$343	$1,088	$595
Short-term lease cost	$19	$63	$28	$102

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24	$339	$517	$598

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s operating leases as of June 30, 2022, and December 31, 2021:

	June 30	December 31
(Amounts in thousands)	2022	2021
Weighted average remaining lease term	4.19 years	5.37 years
Weighted average discount rate	5.95%	5.97%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the consolidated balance sheet as of June 30, 2022:

Operating
(Amounts in thousands)	Leases
2022	$1,240
2023	2,026
2024	1,768
2025	1,625
2026	1,386
Thereafter	8,285
Total minimum lease payments	16,330
Less: effect of discounting	(4,712)
Present value of future minimum lease payments	11,618
Less: current obligations under leases	(734)
Long-term lease obligations	$10,884

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

NOTE 14 DEBT

Debt consisted of the following as of June 30, 2022 and December 31, 2021:

			June 30, 2022		December 31, 2021
(Amounts in thousands)	Note Reference	Original Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Secured Notes Payable
Secured senior convertible note payable	A	5/27/23	$3,571	6.0%	$6,417	6.0%
Secured senior convertible note payable	B	8/25/23	3,722	6.0%	4,833	6.0%
Secured note payable	C	11/26/21	500	9.0%	1,000	9.0%
Secured note payable	D	1/29/22	-	0.0%	5,205	>8% or Libor +6.75%
Total secured notes payable			7,793		17,455

Notes Payable
Notes payable	E	3/31/23	100	3.0%	-	3.0%
Notes payable	F	7/29/22	550	0.0%	-	0.0%
PPP loans	G	5/5/22	-	1.0%	2	1.0%
SBA loan	H	5/15/50	143	3.8%	150	3.8%
Total notes payable			793		152

Convertible Notes Payable
Convertible note payable	I	6/3/22	-	5.0%	600	5.0%
Convertible note payable	J	1/29/26	11,150	3.3%	11,150	1.0%
Total convertible notes payable			11,150		11,750

Total long-term debt			19,736		29,357
Less: unamortized discounts and debt issuance costs			(2,360)		(3,518)
Total long-term debt, less discounts and debt issuance costs			17,376		25,839
Less: current portion of long-term debt			(11,467)		(13,566)
Debt classified as long-term debt			$5,909		$12,273

Lind Debt

For Notes A and B (the “Lind Debt”), on or about April 15, 2022, as a result of the Company not filing its Annual Report on Form 10-K for the year ended December 31, 2021 on a timely basis, the Lind Debt entered into default, which resulted in a 5% or $0.4 million increase in the principal value, pursuant to the terms of the Lind Debt. The default also enabled the note holders, upon notice to the Company, to periodically convert a portion of the associated principal and accrued interest into common stock at a 20% discount to the three lowest daily volume-weighted-average-prices during the prior twenty trading days (“Note Holder Conversions”).

For the Lind Debt, during the six months ended June 30, 2022, the principal amount was reduced by an aggregate of $4.0 million, which was comprised of (a) a reduction of an aggregate of $1.9 million (plus interest) due to pre-default scheduled cash payments; (b) a reduction of an aggregate of $1.9 million (plus interest) due to pre-default scheduled equity payments (at the Company’s discretion, in lieu of cash) comprising 3,530,042 shares of common stock; (c) an increase of an aggregate of $0.4 million (as discussed above) due to the debt’s contractual default provisions; and (d) a reduction of an aggregate of $0.6 million of principal due to Note Holder Conversions into an aggregate of 4,586,835 shares of the Company’s common stock.

See Note 21 – Subsequent Events – Debt and Equity Developments for information related to subsequent Note Holder Conversions. The subsequent Note Holder Conversions enabled the June 30, 2022 outstanding principal of the Lind Debt (and the related debt discounts) and $0.9 million of Note J to be fully reclassified from current to long term.

Other Debt

For Note C, during the six months ended June 30, 2022, past due principal of $0.5 million was repaid in cash.

For Note D (the Tucson building mortgage), during the six months ended June 30, 2022, the principal of $5.2 million was repaid in cash from the proceeds of the January 31, 2022 building sale.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

For Note E, on April 1, 2022, the Company entered into a note agreement with a related party who is an Executive Officer of the Company for cash proceeds of $100,000 with a maturity date of March 31, 2023 and an interest rate of 3%. As of June 30, 2022, the proceeds were recorded as a related party note in current liabilities.

For Note F, on or about April 29, 2022, the Company sold an original issue discount note with a face value of $550,000 to an investor for the purchase price of $500,000. This note was due approximately July 29, 2022 and bears a default rate of 12% after the maturity date. On July 26, 2022, the Company received notice from the promissory note holder that the promissory note in the principal amount of $550,000 was due. As of the date of this filing, this note remains outstanding. On May 9, 2022, in connection with the note issuance, the Company issued 240,000 shares of common stock to an advisor pursuant to an advisory agreement dated April 29, 2022.

For Note G, during the six months ended June 30, 2022, principal of $2,000 was repaid in cash.

For Note H, during the six months ended June 30, 2022, principal of $7,000 was repaid in cash.

For Note I, on June 23, 2022, the Company reached an agreement to cancel the note comprised of principal of $600,000 and interest of $40,000 in exchange for the return of certain patents. See Note 20 – Other Business Developments for additional information.

For Note J, on May 24, 2022, the Company received notice from counsel for holders of $11.2 million of convertible promissory notes issued in connection with the acquisition of Fastback that the Company had failed to file its Annual Report on Form 10-K in a timely manner, as required by the terms of the convertible promissory notes. While the note holders have the right to accelerate the maturity of the principal, the notice simply indicated that the holders were reserving their rights.

Future maturities contractually required by the Company under debt obligations are as follows as of June 30, 2022:

(Amounts in thousands)	Total
Remaining 2022	$19,493
2023	100
2024	-
2025	-
2026	-
Thereafter	143
Total	$19,736

During the three and six months ended June 30, 2022, the Company recognized $1.3 million and $2.2 million of interest expense in connection with the aforementioned indebtedness, which includes the $0.4 million Lind Debt default charge during both periods. During the three and six months ended June 30, 2021, the Company recognized $0.5 million and $1.0 million of interest expense in connection with the aforementioned indebtedness.

NOTE 15 STOCKHOLDERS’ EQUITY

See Note 14 – Debt and Note 21 – Subsequent Events – Debt and Equity Developments for additional information related to debt conversions.

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

Dividends

During the three and six months ended June 30, 2022, the Company recorded $184,992 and $308,320, respectively, of dividends paid or payable to the holders of the 9.25% Series A Preferred Stock.

On or about May 25, 2022, the Company announced that it had suspended the payment of dividends on the Series A Preferred Stock to preserve cash. Since June 20, 2022, dividends on the Series A Preferred Stock are accruing at the rate of approximately $61,664 per month. The total arrearage on the date of filing for the accrued dividends is approximately $493,312.

NOTE 16 SHARE-BASED COMPENSATION

Restricted Stock Awards

A summary of the restricted stock unit (“RSU”) activity during the six months ended June 30, 2022 is presented below:

		Weighted-
		Average
	Number of	Grant Date Value
	RSU’s	Per Share
RSU’s non-vested - January 1, 2022	133,331	$2.67
Vested	(33,334)	1.03
RSU’s non-vested - June 30, 2022	99,998	$2.05

During the three and six months ended June 30, 2022, the Company recognized $78,496 and $156,996, respectively, of share-based compensation expense associated with RSUs. During the three and six months ended June 30, 2021, the Company recognized $180,993 and $530,073, respectively, of share-based compensation expense associated with RSUs. Compensation expense related to RSUs is recorded in general and administrative expense in the condensed consolidated statement of operations. As of June 30, 2022, there was $114,834 of unrecognized stock-based compensation expense related to RSUs that will be recognized over the weighted average remaining vesting period of 0.48 years.

Stock Options

There were no stock options issued during the three and six months ended June 30, 2022. The following table summarizes the assumptions used to estimate the fair value of options granted during the six months ended June 30, 2021.

	For the Six Months Ended
	June 30,
	2022	2021
Expected dividend yield	N/A	0.00%
Expected volatility	N/A	46.50 - 53.02%
Risk-free interest rate	N/A	0.48 - 0.89%
Expected life of options	N/A	3.00 - 5.00 years

The following table presents stock option activity for the six months ended June 30, 2022:

		Weighted	Weighted
		Average	Average
		Exercise	Contractual	Aggregate
	Number of Options	Price Per Share	Life in Years	Intrinsic Value
Outstanding - December 31, 2021	7,040,511	$2.33
Exercised	(209,741)	0.15
Cancelled or Expired	(496,667)	2.27
Outstanding - June 30, 2022	6,334,103	$2.41	2.89	-

Exercisable - June 30, 2022	2,801,270	$1.96	1.79	-

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

The following table presents information related to stock options as of June 30, 2022:

Options Outstanding		Options Exercisable
		Weighted
Exercise	Outstanding	Average	Exercisable
Price	Number of	Remaining Life	Number of
Per Share	Options	In Years	Options
$ 0.01 - $ 0.50	-	-	-
$ 0.51 - $ 1.00	568,763	3.02	568,763
$ 1.01 - $ 1.50	-	-	-
$ 1.51 - $ 2.00	1,356,671	0.30	1,356,671
$ 2.01 - $ 2.50	-	-	-
$ 2.51 - $ 3.00	4,116,992	3.60	782,501
$ 3.01 - $ 3.50	291,677	0.96	93,335
	6,334,103	1.79	2,801,270

The Company recognized $321,248 and $777,852 of share-based compensation expense related to options for the three and six months ended June 30, 2022, respectively, compared to $344,638 and $352,012 of share-based compensation expense related to options for the three and six months ended June 30, 2021, respectively. Compensation expense related to stock options is recorded in general and administrative expense in the condensed consolidated statement of operations. At June 30, 2022, the Company had $465,322 of unrecognized compensation expense related to options.

Warrants

All warrants are valued utilizing the Black-Scholes pricing model using the assumptions listed below. There were no warrants issued during the three and six months ended June 30, 2022. The weighted average grant date fair value of all warrants issued during the six months ended June 30, 2021 was $1.39 per share.

The following tables summarize the assumptions used to estimate the fair value of warrants granted during the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
	June 30,
	2022	2021
Expected dividend yield	N/A	0%
Expected volatility	N/A	39.94 - 46.33%
Risk-free interest rate	N/A	0.42- 0.81%
Contractual life of warrants	N/A	5.0 years

The following table presents activity for the six months ended June 30, 2022:

		Weighted-
		Average	Weighted-
	Number of Warrants	Exercise Price Per Share	Average Contractual Life in Years

Outstanding - December 31, 2021	12,831,593	$3.72
Forfeited or Expired	(16,670)	1.50
Outstanding - June 30, 2022	12,814,923	$3.72	3.63
Exercisable - June 30, 2022	12,814,923	$3.72	3.63

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

The following table presents information related to warrants as of June 30, 2022:

Warrants Outstanding		Warrants Exercisable
		Weighted
Exercise	Outstanding	Average	Exercisable
Price	Number of	Remaining Life	Number of
Per Share	Warrants	In Years	Warrants
$ 0.01 - $ 1.00	560,192	3.02	560,192
$ 1.01 - $ 2.00	-	-	-
$ 2.01 - $ 3.00	4,556,001	3.81	4,556,001
$ 3.01 - $ 4.00	33,342	2.79	33,342
$ 4.01 - $ 5.00	7,285,290	3.58	7,285,290
$ 5.01 - $ 6.00	380,098	3.60	380,098
	12,814,923	3.63	12,814,923

NOTE 17 COMMITMENTS AND CONTINGENCIES

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

See Note 21 – Subsequent Events – Litigation, Claims and Contingencies Developments for post-June 30, 2022 developments.

NOTE 18 CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At June 30, 2022, accounts receivable from two customers comprised an aggregate of approximately 40% of the Company’s total trade accounts receivable, and none of these balances were characterized as uncollectible.

In addition, for the three months ended June 30, 2022, revenue from three customers individually exceeded 10% of revenue and, in total, comprised approximately 41% of the Company’s total revenue. For the six months ended June 30, 2022, revenue from one customer individually exceeded 10% of revenue and, in total, comprised approximately 11% of the Company’s total revenue. At June 30, 2022, accounts payable from one vendor accounted for 16% of the Company’s total expenses.

NOTE 19 BUSINESS ACQUISITIONS

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

The following information represents the unaudited pro forma combined results of operations, giving effect to the acquisitions as if they occurred at the beginning of the period ended June 30, 2021.

	For the Three Months Ended	For the Six Months Ended
(Amounts in thousands)	June 30, 2021	June 30, 2021

Revenue from continuing operations	$2,585	$4,416

Net loss from continuing operations	$(11,409)	$(28,790)

Basic and diluted loss per common share	$(0.15)	$(0.38)

Weighted-average common shares outstanding	78,433,662	$75,442,895

NOTE 20 OTHER BUSINESS DEVELOPMENTS

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

Business Developments

Commencing in May 2022, the Company embarked on a restructuring, including a reduction of over 70% of overhead and personnel costs through the divestment of non-core assets in favor of a refocus on our true core competencies in 5G and beyond technology.

In May 2022, InduraPower idled the employees.

On May 23, 2022, a third party acquired certain assets and employees from the Canadian subsidiary of DragonWave-X, LLC (“DragonWave Canada”), in return for assuming DragonWave Canada’s potential employment liabilities and assuming DragonWave Canada’s lease in Kanata, Ontario, Canada, through an Asset Purchase Agreement. The Company recognized a $2.0 million loss on the aforementioned sale.

In June 2022, the Company idled the employees of SAGUNA Networks Ltd. (“SAGUNA”), Sky Sapience Ltd. (“SKS”) and VEO Photonics, Inc. (“VEO”).

On June 23, 2022, the Company reached an agreement to return fifteen patents and five pending or provisional patents to the former owners of Innovation Digital, LLC (“Innovation Digital”), resulting in the derecognition of an outstanding promissory note of an aggregate $640,000, comprised of $600,000 of principal and $40,000 of interest, the return of 500,000 shares of common stock, and the waiver of certain severance payments. The Company recognized a $0.6 million loss on the aforementioned sale.

NOTE 21 SUBSEQUENT EVENTS

Executive Officer and Board of Director Developments

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

Business Developments

On December 21, 2022, the Company entered into a Share Purchase Agreement (the “SKS Sale Agreement”) with Titan Innovations Ltd., an Israeli corporation (“Titan”), pursuant to which we agreed to sell our Israel-based tethered drone unit Sky Sapience Ltd. (“SKS”) to Titan. The total consideration for the sale is $1.8 million. From that consideration, the first two tranches totaling $750,000 would be utilized to eliminate outstanding liabilities and debt of SKS. Post-closing, the next tranche of $450,000 would be paid to the Company, less any remaining SKS outstanding liabilities and debt. The final $600,000 is due to be paid within two years of closing, subject to potential reductions for further claims of SKS debt, which are capped at $300,000. The SKS Sale Agreement contains closing conditions and there are no assurances that the transaction will close.

On December 29, 2022, the Company entered into a Settlement Agreement (“Settlement Agreement”) to resolve RVI Claim #1 and RVI Claim #2 (see the Litigation, Claims and Contingencies Developments section in the Note for additional information). As required by the terms of the Settlement Agreement, we entered into a Stock Purchase Agreement (the “RVI Sale Agreement”) with the plaintiffs in the two lawsuits (“Buyers”), pursuant to which, and subject to the terms and conditions of the RVI Sale Agreement, we agreed to sell Rvision, Inc. (“RVI”) to Buyers. The consideration for the sale was the dismissal of the two lawsuits and $100.

In January 2023, the Company idled the employees of RF Engineering & Energy Resource, LLC.

Debt and Equity Developments

Subsequent to June 30, 2022 and through the filing date of this Form 10-Q, there were Note Holder Conversions of $7.5 million of Lind Debt principal and $0.1 million of related interest into an aggregate of 150,007,860 shares of the Company’s common stock. As of the filing date, the remaining combined principal and interest balance of the Lind Debt was approximately $228,000.

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

On January 17, 2023, the Company sold an unsecured promissory note in the principal amount of $90,000, which pays 8% interest per annum and is due on or before July 30, 2023.

During January 2023, pursuant to a limited time offer, certain Note J convertible note holders agreed to amend their note and convert an aggregate of $0.9 million principal of their notes and $0.2 million of accrued interest into 20,469,861 shares of the Company’s common stock.

Lease Developments

In July 2022, the Company abandoned its Chantilly, VA office lease.

Litigation, Claims and Contingencies Developments

By notice dated July 14, 2022, the Company received notice from a distributor that has a distribution agreement with InduraPower claiming that InduraPower, and the Company as guarantor, has breached the distribution agreement, and are claiming approximately $2.0 million in damages, which includes a claim for $0.5 million of foregone profit, which is not accrued because the Company denies that claim. The Company had received $1.5 million in cash as a deposit against future product deliveries, of which $0.2 million has been recognized as revenue (resulting from product deliveries) through June 30, 2022 and the other $1.3 million is included in contract liabilities – current in the June 30, 2022 balance sheet.

On or about July 17, 2022, the former employees of SKS filed an insolvency request against SKS in the Nazareth District Court, Israel, No. 35035-06-22. The action represents $400,000 of post- June 30, 2022 claims of the former employees. The approximately $400,000 of post-June 30, 2022 claims of the former employees were resolved pursuant to the SKS Sale Agreement and the action was dismissed on or about January 9, 2023. See the Business Development section in this Note for additional information.

On or about July 28, 2022, a former employee filed suit against the Company, Dustin McIntire, and Daniel Hodges in the San Diego County California Superior Court, Case No. 37-2022-00028083-CU-BC-CTL (“RVI Claim #1”). The plaintiff alleged that his wages were not paid, that he was constructively discharged, that the Company failed to issue him stock options, and that he is owed future amounts. He is claiming damages of no less than $238,000. As of June 30, 2022, the Company had accrued for the wage claims for services provided, but had not accrued for the claims associated with future services. On December 29, 2022, the Company resolved this lawsuit. See the Business Development section in this Note for additional information.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

On or about August 23, 2022, a former employee filed suit against the Company in the Clark County District Court, Nevada, Case No. 3 A-22-857361-C (“RVI Claim #2”). The plaintiff alleged that his wages were not paid, that he was constructively discharged, that the Company failed to issue him stock options, and that he is owed future amounts. He is claiming damages of no less than $184,000. As of June 30, 2022, the Company had accrued for the wage claims for services provided, but had not accrued for the claims associated with future services. On December 29, 2022, the Company resolved this lawsuit. See the Business Development section in this Note for additional information.

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

On or about November 14, 2022, an intellectual property law firm filed suit against the Company in the United States District Court for the Southern District of California, San Diego. The plaintiff alleges that they performed work for the Company and its subsidiaries subsequent to June 30, 2022 and are owed approximately $75,000.

On or about November 15, 2022, the Company resolved the claims of former employees of SAGUNA who had, on or about July 17, 2022, filed an insolvency request against SAGUNA in the Nazareth District Court, Israel, No. 27624-07-22. The approximately $200,000 of post- June 30, 2022 claims of the former employees were resolved and the action was dismissed on or about November 17, 2022.

On or about January 10, 2023, a recruiting and staffing company obtained default judgment against the Company in County Court, Collin County, Texas, Case No. 004-01539-2022, for principal of $134,650, prejudgment interest of $4,542.24, court costs of $425, attorney’s fees of $6,300, and post judgment interest at 7%.

On January 9, 2023, a former employee of Elitise, LLC, filed suit against our Company in the Pima County Superior Court, Arizona, Case No. C20230116. The plaintiff has alleged that he is owed for unpaid minimum wages and overtime wages, breach of employment contract, retaliatory termination, and alleges an unspecified amount of damages. The Company disputes plaintiff’s allegations and intends to vigorously defend the lawsuit.

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

The Company is working to file its Delinquent Reports with the SEC as soon as practicable and is otherwise taking definitive steps to evidence compliance with all other applicable criteria for continued listing on Nasdaq. The Company had put forth a reverse split proposal to our stockholders to be voted on at the Company’s Annual Stockholders meeting on January 18, 2023, as part of the Company’s efforts to gain compliance with the minimum bid price requirement. There can be no assurances, however, that we will be able to gain compliance with the Nasdaq Listing Rules.

Because the Company did not reach a quorum, the Annual Meeting could not conduct business on January 18, 2023, and the vote of the Reverse Stock Split Proposal (referred to as “Proposal 1”) could not proceed in time for compliance with Nasdaq’s minimum bid price requirement in Nasdaq Listing Rule 5550(a)(1) on or before February 2, 2023. The Nasdaq Panel granted the Company’s request for an extension to obtain stockholder approval of the Reverse Stock Split Proposal on February 8, 2023, and to demonstrate compliance with Listing Rule 5550(a)(2) by February 24, 2023.

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

Growth and percentage comparisons made herein generally refer to the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, unless otherwise indicated.

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

Our Business

Through a series of acquisitions, we have expanded our service offerings and geographic reach over the past three years. On November 27, 2019, we completed the acquisition of ComSovereign Corp. (“ComSovereign”) in a stock-for-stock transaction with a total purchase price of approximately $80 million (the “ComSovereign Acquisition”). ComSovereign had been formed in January 2019 and, prior to its acquisition by our company, had completed five acquisitions of companies with unique products in development for, or then being marketed to, the telecommunications market. As a result of our acquisitions, our company is comprised of the following principal businesses, each of which was acquired to address a different opportunity or sector of the telecom infrastructure and service market. These acquired entities are designated as CORE and Noncore businesses. Our CORE business is comprised of our network hardware and software products and services solutions, and our Noncore business is comprised the Drone and related products. Our Power division employees have been idled.

Our CORE business is comprised of the following acquisitions:

●	DragonWave-X LLC. DragonWave-X, LLC and its operating subsidiaries, DragonWave Corp. and DragonWave-X Canada, Inc. (collectively, “DragonWave”), are a Dallas-based manufacturer of high-capacity microwave and millimeter wave point-to-point telecom backhaul radio units. DragonWave and its predecessor have been selling telecom backhaul radios since 2012 and its microwave radios have been installed in over 330,000 locations in more than 100 countries worldwide. According to a report of the U.S. Federal Communications Commission, as of December 2019, DragonWave was the second largest provider of licensed point-to-point microwave backhaul radios in North America. DragonWave was acquired by ComSovereign in April 2019 prior to the ComSovereign Acquisition. On May 23, 2022, the Company sold the assets of DragonWave’s Canadian subsidiary, and transferred the related employees and assigned the Canadian lease of DragonWave’s Canadian subsidiary, to a third party.

●	Virtual NetCom, LLC. Virtual NetCom, LLC (“VNC”) is an edge compute focused wireless telecommunications technology developer and equipment manufacturer of both 4G LTE Advanced and 5G NR capable radio equipment. VNC designs, develops, manufactures, markets, and supports a line of network products for wireless network operators, mobile virtual network operators, cable TV system operators, and government and business enterprises that enable new sources of revenue, and reduce capital and operating expenses. We acquired VNC in July 2020.

●	Fastback. Skyline Partners Technology LLC, which conducted business under the name Fastback Networks (“Fastback”), is a manufacturer of intelligent backhaul radio (“IBR”) systems that deliver high-performance wireless connectivity to virtually any location, including those challenged by Non-Line of Sight limitations. Fastback’s advanced IBR products allow operators to economically add capacity and density to their existing cellular networks and expand service coverage density with small cells. These solutions also allow operators to both provide temporary cellular and data service utilizing mobile/portable radio systems and provide wireless Ethernet connectivity. We acquired Fastback in January 2021.

●	Silver Bullet Technology, Inc. Silver Bullet Technology, Inc. (“Silver Bullet”) is a California-based engineering firm that designs and develops next generation network systems and components, including large-scale network protocol development, software-defined radio systems and wireless network designs. ComSovereign acquired Silver Bullet in March 2019 prior to the ComSovereign Acquisition.

●	Lextrum, Inc. Lextrum, Inc. (“Lextrum”) is a Tucson, Arizona-based developer of full-duplex wireless technologies and components, including multi-reconfigurable radio frequency (“RF”) antennae and software programs. This technology enables the doubling of a given spectrum band by allowing simultaneous transmission and receipt of radio signals on the same frequencies. ComSovereign acquired Lextrum in April 2019 prior to the ComSovereign Acquisition.

●	VEO Photonics, Inc. VEO Photonics, Inc. (“VEO”), based in San Diego, California, is a research and development company innovating SiP technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment. ComSovereign acquired VEO in January 2019 prior to the ComSovereign Acquisition. In order to conserve cash, VEO idled the employees in June 2022.

●	RF Engineering & Energy Resource, LLC. RF Engineering & Energy Resource, LLC (“RF Engineering”) is a Michigan-based provider of high-quality microwave antennas and accessories. By providing one of the industry’s lowest cost of ownership, RF Engineering has continued to innovate and expand, and it recently announced the industry’s first Universal Licensed Microwave Antenna. Supporting frequencies from (6-42 GHz), customers can now reduce sparing costs and safely future-proof their networks by leveraging this new Universal plug and play architecture. We acquired RF Engineering in July 2021. In January 2023, the Company idled the employees of RF Engineering & Energy Resource, LLC.

●	SAGUNA Networks Ltd. SAGUNA Networks Ltd. (“SAGUNA”) based in Yokneam, Israel, is the software developer behind the award-winning SAGUNA Edge Cloud, which transforms communication networks into powerful cloud-computing infrastructures for applications and services, including augmented and virtual reality, Internet of Things (“IoT”), edge analytics, high-definition video, connected cars, autonomous drones and more. SAGUNA allows these next-generation applications to run closer to the user in a wireless network, dramatically cutting down on latency, which is a fundamental and critical requirement of 5G networks. SAGUNA’s Edge Cloud operates on general purpose computing hardware but can be optimized to support the latest artificial intelligence and machine learning features through dedicated accelerators. We acquired SAGUNA in October 2021. In order to conserve cash, SAGUNA idled the employees in June 2022.

Our NONCORE business is comprised of the following:

●	Drone Aviation. Lighter Than Air Systems Corp., which does business under the name Drone Aviation (“Drone Aviation”), is based in Jacksonville, Florida and develops and manufactures cost-effective, compact and enhanced tethered unmanned aerial vehicles, including Lighter-Than-Air aerostats and drones that support surveillance sensors and communications networks. We acquired Drone Aviation in June 2014.

●	Sky Sapience Ltd. Sky Sapience Ltd. (“SKS”) is an Israeli-based manufacturer of drones with a patented tethered hovering technology that provides long-duration, mobile and all-weather ISR capabilities to customers worldwide for both land and marine-based applications. Its innovative technologies include fiber optic tethers that enable secure, high-capacity communications, including support for commercial 4G and 5G wireless networks. SKS’s flagship HoverMast line of quadrotor-tethered drones feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically improved situational awareness and communications capabilities to users. We acquired SKS in March 2021. In order to conserve cash, SKS idled the employees in June 2022. On December 21, 2022, we agreed to sell SKS, subject to closing conditions and there are no assurances that the transaction will close.

●	Rvision, Inc. Rvision, Inc. (“Rvision”) is a California-based developer of technologically advanced video and communications products and physical security solutions designed for government and private sector commercial industries. It has been serving governments and the military for nearly two decades with sophisticated, environmentally rugged optical and infrared cameras, hardened processors, custom tactical video hardware, software solutions, and related communications technologies. It also has developed nano-defractive optics with integrated, artificial intelligence-driven electro-optical sensors and communication network connectivity products for smart city/smart campus applications. We acquired Rvision in April 2021. On December 29, 2022, we sold Rvision in order to settle two lawsuits.

As part of the Company’s restructuring, commencing January 1, 2023, the Company is integrating its previously separate reporting units, including employing a single integrated sales function, and the Chief Executive Officer intends to manage the Company and make decisions based on the Company’s consolidated operating results.

Discontinued Operations

On June 21, 2022, the Company sold its Sovereign Plastics business unit for total consideration of $2.0 million to TheLandersCompanies LLC.

The historical operating results of Sovereign Plastics are reported as income (loss) from discontinued operations.

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

Because the Company did not reach a quorum, the Annual Meeting could not conduct business on January 18, 2023, and the vote of the Reverse Stock Split Proposal (referred to as “Proposal 1”) could not proceed in time for compliance with Nasdaq’s minimum bid price requirement in Nasdaq Listing Rule 5550(a)(1) on or before February 2, 2023. The Panel granted our request for an extension to obtain stockholder approval of the Reverse Stock Split Proposal on February 8, 2023, and to demonstrate compliance with Listing Rule 5550(a)(2) by February 24, 2023.

Significant Components of Our Results of Operations

Revenues

Our revenues are generated primarily from the sale of our products, which consist primarily of telcom hardware, repairs, support & maintenance, drones, tooling, consulting, warranties and other. At contract inception, we assess the goods and services promised in the contract with customers and identify a performance obligation for each. To determine the performance obligation, we consider all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration expected to be received in exchange for transferring goods and services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met.

During the three and six months ended June 30, 2022, approximately 7% and 16%, respectively, of our revenues were derived from sales outside of North America. During the three and six months ended June 30, 2021, approximately 44% and 40%, respectively, of our revenues were derived from sales outside of North America. While our near-term focus is on the North American telecom and infrastructure and service market, a key element of our growth strategy is to expand our worldwide customer base and our international operations, initially through agreements with third-party resellers, distributors and other partners that can market and sell our products in foreign jurisdictions. We expect that over the short term our percentage of sales outside the United States may increase as we build up our domestic sales and service teams. Notwithstanding such percentage increase, we expect the sales of tethered aerostats and drones will primarily be to the domestic market customers, primarily to the U.S. government and its agencies, even if such systems are for integration into foreign locations.

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

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2022	2021	2022	2021

Revenue	$2,088	$2,401	$4,141	$3,502
Cost of goods sold	2,981	1,270	4,464	1,873
Gross profit (loss)	(893)	1,131	(323)	1,629
Operating expenses
Research and development (1)	536	1,199	1,708	1,747
Sales and marketing (1)	12	109	78	157
General and administrative (1)	5,396	6,624	11,176	13,411
Depreciation and amortization	262	3,455	1,003	6,955
Impairment expense	15,775	281	15,775	281
Loss on sales (ID, DWXC) (2)	2,564	-	2,564	-
Loss on lease abandonment	11,329	-	11,329	-
Gain on the sale of assets	-	-	(8,441)	(83)
Total operating expenses, net	35,873	11,668	35,191	22,468
Loss from operations	(36,766)	(10,537)	(35,514)	(20,839)
Other expense
Interest expense	(1,348)	(546)	(2,227)	(982)
Other expense	-	5	-	-
Gain (loss) on extinguishment of debt	(445)	323	(618)	(4,779)
Foreign currency transaction loss	(1)	18	(1)	(62)
Total other expense	(1,794)	(200)	(2,846)	(5,823)
Loss from continuing operations	(38,560)	(10,737)	(38,360)	(26,662)
Income (loss) from discontinued operations, net of tax	811	160	747	(121)
Net loss	$(37,749)	$(10,577)	$(37,613)	$(26,783)

(1)	These are exclusive of depreciation and amortization
(2)	InnovationDigital (“ID”), DragonWave-X Canada (“DWXC”)

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

Total Revenues

For the three months ended June 30, 2022, total revenues were $2.1 million compared to $2.4 million for the three months ended June 30, 2021. The decrease of $0.3 million, or 13%, primarily consisted of decreased sales of our aerostat products and accessories offset by increases in our mobile network backhaul products.

For the six months ended June 30, 2022, total revenues were $4.1 million compared to $3.5 million for the six months ended June 30, 2021. The increase of $0.6 million, or 18%, primarily consisted of increased sales of mobile network backhaul products, the sale of our aerostat products and accessories and one-time sales of inventory. The increase was driven primarily from revenue from companies acquired in 2021 (ID, RFE and SAG).

Cost of Goods Sold and Gross Profit (Loss)

For the three months ended June 30, 2022, cost of goods sold was $3.0 million compared to $1.3 million for the three months ended June 30, 2021. The increases of $1.7 million, or 135%, primarily consisted of the one-time sales of inventory, payment to our contract manufacturer for the production of our mobile network backhaul products and the materials, parts and labor associated with our other manufacturing activities.

For the six months ended June 30, 2022, cost of goods sold were $4.5 million compared to $1.9 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, the increase of $2.6 million, or 138%, primarily consisted of the one-time sale of inventory, the payment to our contract manufacturer, including increases in purchase price variances for the production of our mobile network backhaul products and the materials, parts and labor associated with our other manufacturing activities. The increase was driven primarily from revenue from companies acquired in 2021 (ID, RFE and SAG).

Gross profit (loss) for the three months ended June 30, 2022 was $(0.9) million compared to $1.1 million for the three months ended June 30, 2021. The decrease in gross profit margin of $2.0 million, or 179%, was driven primarily by the one-time sale of DragonWave inventory and products that were lower margin during the current quarter as compared to the corresponding period in fiscal year 2021 and increases in purchase price variances due to increased prices from manufacturing and logistical suppliers, resulting from current macro supply chain constraints.

Gross profit (loss) for the six months ended June 30, 2022 was $(0.3) million compared to $1.6 million for the six months ended June 30, 2021. The decrease in gross profit margin of $2.0 million, or 120%, was driven primarily by the one-time sale of DragonWave inventory and products that were lower margin during the current quarter as compared to the corresponding period in fiscal year 2021 and increases in purchase price variances due to increased prices from manufacturing and logistical suppliers, resulting from current macro supply chain constraints.

Research and Development Expense

For the three months ended June 30, 2022, research and development expense was $0.5 million compared to $1.2 million for the three months ended June 30, 2021. The decrease of $0.7 million consisted primarily of contract labor and payroll related costs. This decrease was primarily for development of DragonWave radio software features, VNC system product development, VEO photonics chip development. The expenses are mostly contractor labor and our own engineering teams.

For the six months ended June 30, 2022, research and development expense was $1.7 million compared to $1.7 million for the six months ended June 30, 2021.

Sales and Marketing Expense

For the three months ended June 30, 2022, sales and marketing expense was $12 thousand compared to $109 thousand for the three months ended June 30, 2021. The decrease of $97 thousand primarily consisted of decreases in payroll and related costs performed primarily by a 2021 acquired subsidiary.

For the six months ended June 30, 2022, sales and marketing expense was $78 thousand compared to $157 thousand for the six months ended June 30, 2021. The decrease of $79 thousand primarily consisted of decreases in payroll and related costs performed primarily by a 2021 acquired subsidiary.

General and Administrative Expenses

For the three months ended June 30, 2022, general and administrative expense was $5.4 million compared to $6.6 million for the three months ended June 30, 2021. The decrease of $1.2 million primarily consisted of decreases in professional expenses of $0.6 million, which were primarily driven by decreases in certain public relations services, accounting services, and other professional services.

For the six months ended June 30, 2022, general and administrative expense was $11.2 million compared to $13.4 million for the six months ended June 30, 2021. The decrease of $2.3 million primarily consisted of decreases in professional expenses of $2.2 million, which were primarily driven by decreases in certain public relations services, accounting services, and other professional services. This was partially offset by increased payroll and related costs of $1.1 million due to additional employees and salary increases, increases of $0.6 million in expenses due to 2021 acquisitions plus rent increased by $0.4 million, resulting from the sale and leaseback of our Tucson (Arizona) office building (the “Tucson Building”; see below) on or about January 31, 2022.

Depreciation and Amortization

For the three months ended June 30, 2022, depreciation and amortization was $0.3 million compared to $3.5 million for the three months ended June 30, 2021. The decrease of $2.5 million was primarily due to the sale of our Tucson Building (see below).

For the six months ended June 30, 2022, depreciation and amortization was $1.0 million compared to $7.0 million for the six months ended June 30, 2021. The decrease of $6.0 million was primarily due to the sale of our Tucson Building and 2021 year-end impairment of intangible assets (see below).

Impairment Expense

For the three and six months ended June 30, 2022, impairment expense was $15.8 million compared to $0.3 million for the three and six months ended June 30, 2021. The increase of $15.5 million primarily arose out of the re-calendarization of revenue into later periods.

Loss on Sales of Innovation Digital and DragonWave-X Canada Assets

For the three and six months ended June 30, 2022, the loss on the sales of Innovation Digital and DragonWave-X Canada was $2.6 million compared to $0 for the three and six months ended June 30, 2021. The increase is primarily due to the transfer of $2.0 million of finished goods inventory to the purchaser of DragonWave-X Canada and the $0.6 million of intellectual property returned to the original owners of Innovation Digital.

Loss on Lease Abandonment

For the three and six months ended June 30, 2022, the loss on lease abandonment was $11.3 million compared to $0 for the three and six months ended June 30, 2021. The increase of $11.3 million primarily consisted of $10.0 million related to the abandonment of the Tucson lease and related leasehold improvements and inventory, $1.0 million related to the abandonment of the Dallas office space and related leasehold improvements, and $0.2 million related to the return of various pieces of operating lease equipment and abandonment of small offices or airport hangers used for drone storage.

Gain on the Sale of Assets

For the three months ended June 30, 2022, the gain on the sale of assets was $0 compared to $0 for the three months ended June 30, 2021. For the six months ended June 30, 2022, the gain on the sale of assets was $8.4 million compared to $0.1 million for the six months ended June 30, 2021. The increase of $8.3 million is primarily due to the January 31, 2022 sale of our Tucson Building for $15.8 million of cash. The Tucson Building had a carrying value of $6.7 million. The Company recognized an $8.4 million gain on sale of assets, which is net of $0.7 million of related transaction costs.

Other Expense

For the three months ended June 30, 2022, other expense was $1.8 million compared to other expense of $0.2 million for the three months ended June 30, 2021. The increase of $1.6 million primarily consisted of increases in the gain (loss) on extinguishment of debt of $0.8 million and interest expense of $0.8 million.

For the six months ended June 30, 2022, other expense was $2.8 million compared to other expense of $5.8 million for the six months ended June 30, 2021. The decrease of $2.9 million primarily consisted of a decrease in the gain (loss) on extinguishment of debt of $4.2 million, partially offset by increases in interest expense of $1.3 million.

Loss from Continuing Operations

For the three and six months ended June 30, 2022, we had a net loss from continuing operations of $38.6 million and $37.4 million, respectively, compared to a net loss from continuing operations of $10.7 million and $26.7 million for the three and six months ended June 30, 2021, related to the items described above.

Income (Loss) from Discontinued Operations

For the three and six months ended June 30, 2022, we had a net income from discontinued operations of $0.8 million and $0.7 million, respectively, compared to a net income (loss) from discontinued operations of $0.2 million and $(0.1) million for the three and six months ended June 30, 2021, related to the items described above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements. As of June 30, 2022, we had $0.2 million in cash compared to $1.9 million on December 31, 2021, a decrease of $1.7 million resulting primarily from $11.1 million of cash used in operating activities and $7.6 million of debt repayments, partially offset by $15.1 million of cash proceeds from the sale of the Tucson Building on or about January 31, 2022. See Note 11 – Property and Equipment, Net in the notes to the condensed consolidated financial statements for more information related to the sale of the Tucson Building.

As of June 30, 2022, we had negative working capital of $9.2 million compared to negative working capital of $3.6 million as of December 31, 2021.

As of June 30, 2022, we had undiscounted obligations relating to the payment of indebtedness as follows:

●	$19.5 million related to indebtedness that is due during the remainder of 2022;

●	$0.1 million related to indebtedness that is due during 2023; and

●	$0.1 million related to indebtedness that is due after 2026.

Subsequent to June 30, 2022, the following developments should be noted:

●	of the $19.7 million of indebtedness that is outstanding, $7.9 million was converted into common stock and $11.2 million entered technical default and the holders sent us a letter indicating that they were reserving their rights, but to date they haven’t declared a default;

●	additional promissory notes with a face value of $0.7 million were issued.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements and notes have been prepared assuming that we will continue as a going concern. For the six months ended June 30, 2022, we used cash flows in operating activities of $11.1 million, and at June 30, 2022 we had an accumulated deficit of $255.5 million and we had working capital of $9.2 million.

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

Lines of Credit and Debt

Summary information with respect to our debt or other credit facilities is set forth in Note 14 – Debt of the notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report.

Sources and Uses of Cash

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2022	2021
Cash flows used in operating activities	$(11,084)	$(26,153)
Cash flows provided by (used in) investing activities	14,935	(7,932)
Cash flows used in (provided by) financing activities	(7,195)	41,603
Cash flows provided by discontinued operations	1,632	(3,213)
Net (decrease) increase in cash and cash equivalents	$(1,712)	$4,305

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $11.1 million. Net cash used in operating activities primarily consisted of the net loss from continuing operations of $37.6 million, which was partially offset by adjustments for non-cash expenses of $25.2 million and net cash generated by changes in the levels of operating assets and liabilities of $1.3 million.

For the six months ended June 30, 2021, net cash used in operating activities was $26.2 million. Net cash used in operating activities primarily consisted of the net operating loss from continuing operations of $26.7 million, which was partially offset by adjustments for non-cash expenses of $15.1 million, and net cash used to fund changes in the levels of operating assets and liabilities of $14.6 million.

Investing Activities

For the six months ended June 30, 2022, net cash provided by investing activities was $14.9 million. Investing activities primarily consisted of proceeds from the building sale of $15.1 million, which was partially offset by the acquisition of property and equipment of $0.2 million.

For the six months ended June 30, 2021, net cash used in investing activities was $7.9 million. Investing activities primarily consisted of net cash used to fund business acquisitions of $4.3 million, acquire property and equipment of $2.5 million, and acquire intangible assets of $1.2 million, which was partially offset by proceeds from disposal of property and equipment of $0.1 million.

Financing Activities

For the six months ended June 30, 2022, net cash used in financing activities was $7.2 million. Financing activities primarily consisted of repayment of debt of $7.6 million and preferred stock dividends accrued but not paid of $0.2 million, which was offset by $0.6 million proceeds of debt .

For the six months ended June 30, 2021, net cash provided by financing activities was $41.6 million. Financing activities primarily consisted of net proceeds from the sale of common stock from the public offerings of $45.0 million and net proceeds of borrowings of $9.3 million, which was offset by the repayment of debt of $6.3 million, offering costs of $5.3 million, the repayment of related party notes of $0.9 million, and issuance costs of $0.2 million.

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

However, it should be noted that business developments commencing in the second quarter of 2022 (see Note 3 – Discontinued Operations and Note 20 – Other Business Developments) in the footnotes to the unaudited consolidated financial statements herein, included discussions of selling or exiting of certain businesses and/or assets and of idling of employees. During the current quarter, the Company determined that it was more likely than not that any reporting unit’s fair value was below that reporting unit’s carrying amount. Accordingly, it was necessary to perform interim impairment testing as of June 30, 2022. As a result of our quantitative impairment testing, we recorded goodwill and intangible asset impairment of $7.2 million and $8.6 million, respectively.

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

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting as of and for the three and six months ended June 30, 2022, as compared to the internal control over financial reporting weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any of the legal proceedings discussed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2021, except as follows.

On or about July 17, 2022, the former employees of SKS filed an insolvency request against SKS in the Nazareth District Court, Israel, No. 35035-06-22. The action represents $400,000 of post-June 30, 2022 claims of the former employees. The approximately $400,000 of post-June 30, 2022 claims of the former employees were resolved and the action was dismissed on or about January 9, 2023.

On or about July 28, 2022, a former employee filed suit against the Company, Dustin McIntire, and Daniel Hodges in the San Diego County California Superior Court, Case No. 37-2022-00028083-CU-BC-CTL (“RVI Claim #1”). The plaintiff alleged that his wages were not paid, that he was constructively discharged, that the Company failed to issue him stock options, and that he is owed future amounts. He is claiming damages of no less than $238,000. The Company disputes certain allegations of the plaintiff and intends to vigorously defend the lawsuit. On December 29, 2022, the Company resolved this lawsuit through the sale of Rvision, Inc. to the plaintiff and others.

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

On or about August 23, 2022, a former employee filed suit against the Company in the Clark County District Court, Nevada, Case No. 3 A-22-857361-C (“RVI Claim #2”). The plaintiff alleged that his wages were not paid, that he was constructively discharged, that the Company failed to issue him stock options, and that he is owed future amounts. He is claiming damages of no less than $184,000. The Company disputes certain allegations of the plaintiff and intends to vigorously defend the lawsuit. On December 29, 2022, the Company resolved this lawsuit through the sale of Rvision, Inc. to the plaintiff and others.

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

On or about November 15, 2022, the Company resolved the claims of former employees of SAGUNA who had, on or about July 17, 2022, filed an insolvency request against SAGUNA in the Nazareth District Court, Israel, No. 27624-07-22. The approximately $200,000 of post-June 30, 2022 claims of the former employees were resolved and the action was dismissed on or about November 17, 2022.

On or about January 10, 2023, a recruiting and staffing company obtained default judgment against the Company in County Court, Collin County, Texas, Case No. 004-01539-2022, for principal of $134,650, prejudgment interest of $4,542.24, court costs of $425, attorney’s fees of $6,300, and post judgment interest at 7%.

On January 9, 2023, a former employee of Elitise, LLC, filed suit against our Company in the Pima County Superior Court, Arizona, Case No. C20230116. The plaintiff has alleged that he is owed for unpaid minimum wages and overtime wages, breach of employment contract, retaliatory termination, and alleges an unspecified amount in damages. We dispute plaintiff’s allegations, and we intend to vigorously defend the lawsuit.

Item 1A. Risk Factors

Readers should carefully review the risk factors included under “Item 1A. Risk Factors” of our fiscal 2021 Annual Report on Form 10-K filed with the SEC on August 16, 2022. However, due to recent activities of the Company, the following additional risk factor has been identified:

The Company May Be Delisted From Nasdaq

●	Minimum Bid Price. The Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), the $1.00 minimum closing bid price requirement (“minimum bid price”) due to the price of our common stock. The Company requested continued listing on The Nasdaq Capital Market of its common stock and additional time to regain compliance with the minimum bid price requirement. After a hearing before the Nasdaq Hearings Panel (the “Panel”) the Panel granted the Company’s request for continued listing subject to evidencing compliance with Nasdaq’s minimum bid price requirement by February 2, 2022. In order to reach that goal, the Company put forth a reverse split proposal to its stockholders to be voted on at its Annual Stockholders meeting on January 18, 2023. There can be no assurances, however, that the Stockholders will approve the proposal, or that if the proposal is approved, the Company’s common stock price will meet the minimum bid price, or that the Company will be able to gain or maintain compliance with the Nasdaq Listing Rules. Because the Company did not reach a quorum, the Annual Meeting could not conduct business on January 18, 2023, and the vote of the Reverse Stock Split Proposal (referred to as “Proposal 1”) could not proceed in time for compliance with Nasdaq’s minimum bid price requirement in Nasdaq Listing Rule 5550(a)(1) on or before February 2, 2023. The Panel granted the Company’s request for an extension to obtain stockholder approval of the Reverse Stock Split Proposal on February 8, 2023, and to demonstrate compliance with Listing Rule 5550(a)(2) by February 24, 2023.

As of the time of this filing, the prior day’s closing bid price for our common stock was approximately $0.11 per share.

●	Filing Requirement. The Company is not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports (“filing requirements”) with the Securities and Exchange Commission (“SEC”). The Company is delinquent with filing its Quarterly Reports on Form10-Q for the quarters ended June 30, 2022 and September 30, 2022. The Company requested continued listing on The Nasdaq Capital Market of its common stock and additional time to regain compliance with the filing requirement. After the hearing, the Panel granted the Company’s request for continued listing subject to evidencing compliance with Nasdaq’s filing requirement by getting the delinquent Form 10-Qs filed, including the filing of the Form10-Q for the quarter ended September 30, 2022 by February 24, 2023, and certain other conditions. There can be no assurances, however, that the Company will meet the deadlines for filing its delinquent Form 10-Qs, or that the Company will be able to gain or maintain compliance with the Nasdaq Listing Rules

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the within the reporting period that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

Between April 15, 2022 and June 2, 2022, we issued to an accredited investor an aggregate of 3,165,115 shares of our common stock upon the conversion of certain principal of an outstanding senior secured convertible promissory note at a weighted average conversion price of $0.25 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 3(a)(9) of the Securities Act.

On May 9, 2022, we issued to a consulting firm for services rendered, 240,000 shares of our common stock that were valued at $0.28 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, and the certificate representing such shares has a legend imprinted on it stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or pursuant to an exemption from such registration.

Subsequent to the second quarter, 2022, between July 12, 2022 and September 23, 2022, we issued to two accredited investors an aggregate of 18,916,792 shares of our common stock upon the conversion of certain principal of outstanding senior secured convertible promissory notes at a weighted average conversion price of $0.10 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 3(a)(9) of the Securities Act.

Between October 4, 2022 and December 9, 2022, we issued to two accredited investors an aggregate of 131,091,068 shares of our common stock upon the conversion of certain principal and interest of outstanding senior secured convertible promissory notes at a weighted average conversion price of $0.10 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 3(a)(9) of the Securities Act.

Item 3. Default Upon Senior Securities

(a) Defaults Upon Senior Securities

In connection with our acquisition of Fastback on January 29, 2021, we issued to the sellers $11.2 million aggregate principal amount of convertible promissory notes that mature on January 29, 2026. There is a provision in the convertible promissory notes that an event of default could be declared if the Company fails to file its requisite its securities filings timely. The Company is delinquent with its Form 10-Q filings. To date, while the convertible promissory note holders have reserved their rights, the convertible promissory notes have not been declared in default, and the Company has a plan to regain compliance with such filings. No adverse actions have been taken against the Company and we expect none insofar as filing compliance is regained.

On May 27, 2021, we entered into a securities purchase agreement with an investor, pursuant to which we sold to the investor a senior secured convertible promissory note in the original principal amount of $11.0 million and warrants to purchase up to 1,820,000 shares of our common stock, par value $0.0001 per share, for a purchase price of $10.0 million (representing an original issue discount of 10.0% on the note), of which we received $5,000,000 on May 28, 2021 and $5.0 million on June 2, 2021. On August 25, 2021, we entered into a first amendment and limited waiver to the securities purchase agreement dated as of May 27, 2021 and amended and restated the convertible note.

The amended note bears interest at the rate of 6% per annum from the date of funding and matures on May 27, 2023. We were required to make monthly interest and principal payments in 18 equal monthly installments of $611,000 each, commencing in November 2021. We had the right to make interest and principal payments in the form of shares of common stock, which shares will be valued at 90% of the average of the five lowest daily volume weighted average price per share of the common stock during the ten trading days immediately preceding the date of issuance of such shares of common stock. On or about April 15, 2022, this note went into default because the Company failed to timely file its Annual Report on Form 10-K. Pursuant to the terms of that note, a mandatory default amount of five percent (5%) of the outstanding principal amount was added to the principal amount. Additionally, the holder was able to demand, from time to time, repayment in the form of shares of common stock, which shares will be valued at 80% of the average of the three lowest daily volume weighted average price per share of the common stock during the twenty trading days immediately preceding the date of issuance of a notice of conversion. As of June 30, 2022, an aggregate principal amount of approximately $3.6 million was outstanding under this note. As of the date of this filing, this note had a remaining combined principal and interest balance of approximately $49,000.

On August 25, 2021, we entered into a securities purchase agreement with an investor, pursuant to which we sold to the investor a senior secured convertible promissory note in the original principal amount of $5.8 million and warrants to purchase up to 1,315,789 shares of our common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price of $5.0 million (representing an original issue discount of 16.0% on the note), which $5.0 million was received on August 26, 2021.

The note bears interest at the rate of 6% per annum from the date of funding and matures on August 25, 2023. We were required to make monthly interest and principal payments in 18 equal monthly installments of $322,000 each, commencing in November 2021. So long as shares of our common stock are registered for resale under the Securities Act of 1933, as amended, or may be sold without restriction on the number of shares or manner of sale, we had the right to make interest and principal payments in the form of additional shares of common stock, which shares would be valued at 90% of the average of the five lowest daily volume weighted average price per share of the common stock during the ten trading days immediately preceding the date of issuance of such shares of common stock. On or about April 15, 2022, this note went into default because the Company failed to timely file its Annual Report on Form 10-K. Pursuant to the terms of that note, a mandatory default amount of five percent (5%) of the outstanding principal amount was added to the principal amount. Additionally, the holder was able to demand, from time to time, repayment in the form of shares of common stock, which shares will be valued at 80% of the average of the three lowest daily volume weighted average price per share of the common stock during the twenty trading days immediately preceding the date of issuance of a notice of conversion. As of June 30, 2022, an aggregate principal amount of approximately $3.7 million was outstanding under this note. As of the date of this filing, this note had a remaining combined principal and interest balance of approximately $180,000.

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

On or about April 29, 2022, the Company sold an original issue discount note in the amount of $550,000 to an investor for the purchase price of $500,000. This note was due approximately July 29, 2022 and bears a default interest rate of 12% after the maturity date. As of the date of this filing, this note had a remaining principal balance of $550,000.

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

On or about May 25, 2022, the Company announced that it had suspended the payment on the Series A Preferred Stock to preserve cash. Since June 20, 2022, dividends on the Series A Preferred Stock are accruing at the rate of approximately $61,664 per month. The total arrearage on the date of filing for the accrued dividends is approximately $493,312.

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