Form 10-Q
period 2022-09-30
COMSovereign Holding Corp.
filed 2023-02-24
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of February 23, 2023, there were 2,683,571 shares of registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except share and per share data)	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$571	$1,873
Accounts receivable, net	2,799	1,376
Inventory, net	7,017	10,249
Prepaid expenses	4,834	6,936
Other current assets	354	342
Assets of discontinued operations - current	-	809
Total current assets	15,575	21,585
Property and equipment, net	1,299	8,752
Operating lease right-of-use assets	1,183	3,000
Intangible assets, net	6,453	15,460
Goodwill	30,033	37,943
Note receivable	2,000	-
Other assets – long term	47	215
Assets of discontinued operations - long term	-	1,574
Total assets	$56,590	$88,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,148	$3,610
Accrued interest	496	288
Accrued liabilities	2,034	1,048
Accrued liabilities – related party	-	206
Accrued payroll	1,796	875
Contract liabilities, current	4,066	3,341
Accrued warranty liability - current	473	473
Operating lease liabilities - current	991	908
Notes payable – related party	100	-
Current portion of long-term debt; net of unamortized discounts and debt issuance costs	10,991	13,566
Liabilities of discontinued operations - current	-	911
Total current liabilities	26,095	25,226
Debt – long term	5,385	12,273
Contract liabilities – long term	118	74
Operating lease liabilities – long term	10,582	2,218
Liabilities of discontinued operations - long-term	-	587
Total liabilities	42,180	40,378

Commitments and contingencies (Note 17)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; Series A Cumulative Redeemable Perpetual Preferred Stock, 690,000 shares designated, 320,000 shares issued and outstanding as of September 30, 2022 and December 2021	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 1,070,891 and 819,851 shares issued and 1,070,558 and 819,518 shares outstanding as of September 30, 2022 and December 2021, respectively	-	-
Additional paid-in capital	271,849	266,021
Treasury stock, at cost, 333 shares as of September 30, 2022 and December 2021	(50)	(50)
Accumulated deficit	(257,412)	(217,843)
Accumulated other comprehensive income	23	23
Total Stockholders’ Equity	14,410	48,151
Total Liabilities and Stockholders’ Equity	$56,590	$88,529

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2022	2021	2022	2021
Revenue	$3,796	$3,268	$7,937	$6,770
Cost of goods sold	1,795	1,252	6,259	3,125
Gross profit	2,001	2,016	1,678	3,645
Operating expenses
Research and development (1)	74	2,058	1,782	3,805
Sales and marketing (1)	27	292	105	449
General and administrative (1)	2,672	6,075	13,848	19,486
Depreciation and amortization (2)	702	3,593	1,705	10,548
Impairment (2)	(1,090)	-	14,685	281
Loss on sales (ID, DWXC) (3)	-	-	2,564	-
Loss on lease abandonment	305	-	11,634	-
Gain on the sale of assets	-	-	(8,441)	(83)
Total operating expenses, net	2,690	12,018	37,882	34,486
Loss from operations	(689)	(10,002)	(36,204)	(30,841)
Other expense
Interest expense	(755)	(723)	(2,982)	(1,705)
Other expense	-	(116)	-	(116)
Gain (loss) on extinguishment of debt	(512)	300	(1,130)	(4,479)
Foreign currency transaction loss	-	94	-	32
Total other expense	(1,267)	(445)	(4,112)	(6,268)
Loss from continuing operations	(1,956)	(10,447)	(40,316)	(37,109)
Income (loss) from discontinued operations, net of tax	-	(242)	747	(363)
Net loss	(1,956)	(10,689)	(39,569)	(37,472)
Dividend on preferred stock	(185)	-	(493)	-
Net loss attributable to common stockholders	$(2,141)	$(10,689)	$(40,062)	$(37,472)
Net loss per share
- Basic and diluted from continuing operations	$(2.21)	$(14.51)	$(45.92)	$(55.90)
- Basic and diluted from discontinued operations	$-	$(0.34)	$0.84	$(0.55)

Weighted average number of common shares outstanding
- Basic and diluted	967,615	719,945	888,619	663,884

(1)	These are exclusive of depreciation and amortization
(2)	See Note 12 - Goodwill and Other Intangible Assets for out-of-period adjustment.

(3)	InnovationDigital (“ID”), DragonWave-X Canada (“DWXC”)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
						Accumulated
					Additional	Other				Total
(Amounts in thousands,	Preferred Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
Balance - January 1, 2022	320,000	$-	819,851	$-	$266,021	$23	333	$(50)	$(217,843)	$48,151
Issuance of common stock for conversion of debt	-	-	15,761	-	1,150	-	-	-	-	1,150
Issuance of common stock for exercise of options	-	-	2,097	-	31	-	-	-	-	31
Preferred dividend	-	-	-	-	(123)	-	-	-	-	(123)
Share-based compensation	-	-	-	-	535	-	-	-	-	535
Net income	-	-	-	-	-	-	-	-	136	136
Balance - March 31, 2022	320,000	-	837,709	-	267,614	23	333	(50)	(217,707)	49,880
Issuance of common stock for conversion of debt	-	-	65,424	-	2,156		-	-	-	2,156
Issuance of common stock for the debt placement agent	-	-	2,400	-	81	-	-	-	-	81
Preferred dividend	-	-	-	-	(185)	-	-	-	-	(185)
Share-based compensation	-	-	-	-	410	-	-	-	-	410
Net loss	-	-	-	-	-	-	-	-	(37,749)	(37,749)
Balance - June 30, 2022	320,000	-	905,533	-	270,076	23	333	(50)	(255,456)	14,593
Issuance of common stock for conversion of debt	-	-	165,358	-	2,057		-	-	-	2,057
Preferred dividend	-	-	-	-	(185)	-	-	-	-	(185)
Share-based compensation	-	-	-	-	(99)	-	-	-	-	(99)
Net loss	-	-	-	-	-	-	-	-	(1,956)	(1,956)
Balance - September 30, 2022	320,000	$-	1,070,891	$-	$271,849	$23	333	$(50)	$(257,412)	$14,410

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(unaudited)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
						Accumulated
					Additional	Other				Total
(Amounts in thousands,	Preferred Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders’
except share data)	Shares	Amount	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
Balance - January 1, 2021	-	$-	494,447	$-	$158,225	$-	333	$(50)	$(64,627)	$93,548
Common stock issued for exercise of options	-	-	33	-	1	-	-	-	-	1
Common stock issued as vendor compensation	-	-	2,272	-	1,171	-	-	-	-	1,171
Common stock issued for conversion of debt	-	-	5,802	-	1,602	-	-	-	-	1,602
Common stock issued for public offering	-	-	106,794	-	39,656	-	-	-	-	39,656
Share-based compensation	-	-	667	-	356	-	-	-	-	356
Common stock issuance for extinguishment of debt and interest	-	-	27,516	-	12,383	-	-	-	-	12,383
Warrant issuance for extinguishment of debt and interest	-	-	-	-	4,394	-	-	-	-	4,394
Common stock issued for Sky Sapience Ltd. acquisition	-	-	25,552	-	9,071	-	-	-	-	9,071
Net loss	-	-	-	-	-	-	-	-	(16,206)	(16,206)
Balance - March 31, 2021	-	-	663,083	-	226,859	-	333	(50)	(80,833)	145,976
Common stock issued for exercise of options	-	-	600	-	16	-	-	-	-	16
Common stock issued as vendor compensation	-	-	76	-	-	-	-	-	-	-
Share-based compensation	-	-		-	526	-	-	-	-	526
Common stock issuance for Rvision, Inc. acquisition	-	-	20,000	-	5,500	-	-	-	-	5,500
Common stock issuance for Innovation Digital, LLC acquisition	-	-	31,653	-	7,343	-	-	-	-	7,343
Warrant issuance for debt issuance costs	-	-	-	-	919	-	-	-	-	919
Net loss	-	-	-	-	-	-	-	-	(10,577)	(10,577)
Balance - June 30, 2021	-	-	715,412	-	241,163	-	333	(50)	(91,410)	149,703
Share-based compensation	-	-	-	-	652	-	-	-	-	652
Common stock issuance for RF Engineering, LLC acquisition	-	-	9,928	-	2,204	-	-	-	-	2,204
Warrant issuance for debt issuance costs	-	-	-	-	1,130	-	-	-	-	1,130
Net loss	-	-	-	-	-	-	-	-	(10,689)	(10,689)
Balance - September 30, 2021	-	$-	725,340	$-	$245,149	$-	333	$(50)	$(102,099)	$143,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
(Amounts in thousands, except share data)	2022	2021
Cash Flows From Operating Activities:
Net loss	$(39,569)	$(37,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Income (loss) from discontinued operations, net of tax	(747)	363
Depreciation	763	905
Amortization	942	9,643
Impairment expense	14,685	5
Operating lease expense	461	281
Inventory reserve	250	-
Bad debt expense	200	681
Loss on sales (ID, DWXC) (1)	2,564	207
Loss on lease abandonment	11,634	-
Gain on the sale of assets	(8,441)	-
Share-based compensation	846	(83)
Amortization of debt discounts and debt issuance costs	1,901	1,534
Default interest charge	376	249
Share-based vendor payments	-	1,171
Loss on extinguishment of debt	1,130	4,479
Changes in operating assets and liabilities:
Accounts receivable, net	(1,541)	(572)
Inventory, net	2,951	(370)
Prepaid expenses	(343)	(5,560)
Other current assets	(63)	(224)
Note receivable	(2,000)	(6)
Other non-current assets	(199)	(6,838)
Accounts payable	1,865	-
Accrued interest	296	-
Accrued liabilities	739	-
Contract liabilities	769	(1,331)
Operating lease liabilities	(1,120)	(183)
Related party notes	(206)	-
Other current liabilities	1,151	-
Total Adjustments	28,863	4,351
Net Cash Used In Operating Activities	(10,706)	(33,121)
Cash Flows From Investing Activities:
Business acquisitions, net of cash received	-	(4,495)
Proceeds from building sale, net of transaction costs	15,102	-
Purchases of property and equipment	(167)	(3,053)
Acquisition of intangible assets	-	(1,234)
Proceeds from disposal of property and equipment	-	83
Net Cash Provided By (Used In) Investing Activities	14,935	(8,699)
Cash Flows From Financing Activities:
Proceeds from issuance of related party notes	100	(850)
Proceeds from sale of common stock from offering	-	44,971
Proceeds from issuance of debt	526	14,155
Proceeds from exercise of options	31	17
Offering costs	-	(5,315)
Preferred stock dividend	(246)	-
Debt issuance costs	-	148
Repayment of debt	(7,574)	(6,379)
Net Cash (Used In) Provided By Financing Activities	(7,163)	46,747
Net Cash Provided By (Used In) Discontinued Operations	1,632	(2,857)
Net (Decrease) Increase In Cash	(1,302)	2,070
Cash - Beginning of Period	1,873	690
Cash - End of Period	$571	$2,760

(1)	InnovationDigital (“ID”), DragonWave-X Canada (“DWXC”)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Nine Months Ended
	September 30,
(Amounts in thousands, except share data)	2022	2021
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$107	$533
Non-cash investing and financing activities:
Issuance of common stock for debt placement agent	$81	$-
Accrual of preferred dividends not paid yet	$247	$-
Debt incurred to sellers for Skyline Partners Technology LLC	$-	$12,650
Issuance of common stock for Sky Sapience Ltd. acquisition	$-	$9,071
Issuance of common stock for Innovation Digital, LLC	$-	$7,344
Debt incurred to sellers for Innovation Digital, LLC	$-	$600
Issuance of common stock for RVision, Inc.	$-	$5,500
Issuance of common stock for RF Engineering & Energy Resource, LLC	$-	$2,204
Issuance of common stock for extinguishment of debt and interest	$-	$12,383
Issuance of warrants for extinguishment of debt and interest	$-	$4,394
Issuance of common stock for conversion of debt and interest	$5,363	$1,602
Issuance of warrants as debt issuance costs	$-	$2,049
Recognition of operating lease right-of-use asset and liability	$10,052	$1,217
Acquisition of building with secured note payable	$-	$4,480
Prepaid deposits transferred to inventory	$2,445	$862
Lease deposits recognized from Sky Sapience Ltd. Acquisition	$-	$11

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the three and nine months ended September 30, 2022, as compared to the significant accounting policies described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

Basis of Presentation

The accompanying financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and financial position for the three and nine months ended September 30, 2022 and cash flows for the nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. The amounts reported in the unaudited condensed consolidated financial statements, and the tables in the notes hereto, of the Quarterly Report on Form 10-Q as of September 30, 2022 and for the three months and nine months ended September 30, 2022 and 2021, are presented in United States dollars and are rounded in thousands with the exception of share and per share data. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2021 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on August 16, 2022.

Effective January 21, 2021, the Company enacted a 1-for-3 reverse stock split (the “Split”) of the Company’s common stock. These condensed consolidated financial statements and accompanying notes give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

Effective February 10, 2023, the Company enacted a 1-for-100 reverse stock split (the “2023 Split”) of the Company’s common stock. These condensed consolidated financial statements and accompanying notes give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

Out-of-Period Adjustment (Error Correction)

See Note 12 – Goodwill and Other Intangible Assets for details related to an out-of-period adjustment (error correction).

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported results of operations or loss per share.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021, include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

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

SEPTEMBER 30, 2022

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. As of June 30, 2022, the Company determined that it was more likely than not that certain reporting unit’s fair value was below their reporting unit’s carrying amount due to a decline in the Company’s market capitalization. Accordingly, it was necessary to perform interim impairment testing as of June 30, 2022. See Note 12 – Goodwill and Other Intangible Assets. As of September 30, 2022, the Company determined that it was not more likely than not that certain reporting units’ fair value was below their reporting units’ carrying amount and, therefore, no interim impairment testing was required as of September 30, 2022.

In determining whether a quantitative assessment is required, the Company will evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the quantitative impairment test described in ASC 350. However, if, after applying the qualitative assessment, the entity concludes that it is not more than likely that the fair value is less than the carrying amount, the quantitative impairment test is not required. The Company bases these assumptions on its historical data and experience, industry projections, micro and macro general economic condition projections, and its expectations. The only reporting unit with a pre-impairment negative carrying value is Virtual NetCom, LLC.

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

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities to any of its currently eligible financial assets or liabilities. The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of September 30, 2022 and December 31, 2021 approximated their fair value due to their short-term nature.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

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

Recently Issued Accounting Standards

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company is evaluating ASU 2022-03 and the impact of adoption of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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

On June 21, 2022, the Company completed the sale of its Sovereign Plastics business unit to TheLandersCompanies LLC for total consideration of $2.0 million in a secured note with interest of 5% and a maturity date of May 31, 2025. As a result of the sale, the Company recognized a $1.1 million gain on the sale of Sovereign Plastics.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

Results of Discontinued Operations

The results and net loss of Sovereign Plastics’ discontinued operations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2022	2021	2022	2021
Revenue	$-	$846	$1,718	$3,042
Cost of goods sold	-	567	1,065	1,581
Gross profit	-	279	653	1,461
Operating expenses
General and administrative	-	357	691	1,057
Depreciation and amortization	-	163	283	486
Gain on sale of Sovereign Plastics	-	-	(1,074)	-
Total operating expenses, net	-	520	(100)	1,543
Income from operations	-	(241)	753	(82)
Other expense
Interest expense	-	(1)	(6)	(35)
Other income	-	-	-	-
Loss on extinguishment of debt	-	-	-	(246)
Total other expense	-	(1)	(6)	(281)
Income (loss) from discontinued operations, net of tax	$-	$(242)	$747	$(363)

Assets and liabilities of discontinued operations as of December 31, 2021 were classified as current because the sale transaction closed during the following twelve months during the period ended September 30, 2022. The details are as follows:

Sovereign Plastics
December 31,
(Amounts in thousands, except share and per share data)	2021
Assets
Cash	$26
Accounts receivable, net	222
Inventory, net	295
Prepaid and deferred expenses	266
Assets of discontinued operations – current	809
Property and equipment, net	736
Operating lease right-of-use assets	717
Goodwill	48
Other assets – long term	73
Assets of discontinued operations – long-term	1,574
Total assets of discontinued operations	$2,383

Liabilities
Accounts payable	$129
Accrued liabilities	50
Accrued payroll	52
Contract liabilities, current	475
Operating lease liabilities, current	194
Current portion of long-term debt, net of unamortized discounts and debt issuance costs	11
Liabilities of discontinued operations – current	911
Contract liabilities – long term	34
Operating lease liabilities – long term	553
Liabilities of discontinued operations – long-term	587
Total liabilities of discontinued operations	$1,498

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

NOTE 4 GOING CONCERN

U.S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying unaudited condensed consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2022, the Company used cash flows in operating activities of $10.7 million, and at September 30, 2022 had cash of $0.6 million, had an accumulated deficit of $257.4 million, and had a working capital deficit of $10.5 million.

The Company’s fiscal operating results, accumulated deficit and working capital, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern. Based on current cash on hand and subsequent activity as described herein (see Note 21 – Subsequent Events – Business Developments and Debt and Equity Developments), the Company presently only has enough cash on hand to operate on a month-to-month basis, without raising additional capital or selling assets. Because of the Company’s limited cash availability, its operations have been scaled back to the extent possible (see Note 21 – Subsequent Events – Business Developments). Management continues to explore opportunities with third parties and related parties to provide additional capital and/or sell assets; however, it has not entered into any agreement to provide the necessary additional capital, except as disclosed herein. In the near term, there may be limited opportunities to raise capital of significance due to the Company’s Nasdaq compliance issues, as discussed in Note 21 – Subsequent Events – Nasdaq Compliance Developments.

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

NOTE 5 REVENUE

The following table is a summary of the Company’s timing of revenue recognition for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2022	2021	2022	2021
Timing of revenue recognition:
Services and products transferred at a point in time	$3,756	$3,079	$7,748	$6,306
Services and products transferred over time	40	189	189	464
Total revenue	$3,796	$3,268	$7,937	$6,770

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2022	2021	2022	2021
Revenue by products and services:
Products	$3,756	$3,000	$7,748	$5,671
Services	40	268	189	1,099
Total revenue	$3,796	$3,268	$7,937	$6,770

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

Revenue by geographic destination consisted of the following for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2022	2021	2022	2021
Revenue by geography:
North America	$3,796	$2,818	$7,289	$4,903
International	-	450	648	1,867
Total revenue	$3,796	$3,268	$7,937	$6,770

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of September 30, 2022 and December 31, 2021, the Company did not have a material contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

(Amounts in thousands)	Total
Balance at December 31, 2021	$3,415
New invoices not yet earned	1,880
Old invoices earned	(1,111)
Balance at September 30, 2022	$4,184

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

The following weighted-average potential common shares were excluded from the diluted loss per common share as their effect was anti-dilutive as of September 30, 2022 and 2021, respectively:

	September 30,
	2022	2021
Options	35,594	33,202
Unvested restricted stock	333	3,285
Warrants	116,416	7,754
Convertible notes	40,518	48,358
	192,861	92,599

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

NOTE 7 CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of September 30, 2022, and December 31, 2021:

(Amounts in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$536	$1,596
Restricted cash	35	277
Total	$571	$1,873

Cash, cash equivalents, and restricted cash are represented by operating accounts or money market accounts maintained with insured financial institutions, including cash equivalents, defined as all short-term, highly-liquid investments with maturities of three months or less when purchased. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, restricted cash decreased by $242,000, including $195,000 of restricted cash which was released upon the sale of a building. The remainder of the restricted cash will be released as overseas leases expire in January and July of 2023. See Note 11 – Property and Equipment, Net for additional information related to the sale of the building.

NOTE 8 ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of September 30, 2022 and December 31, 2021:

(Amounts in thousands)	September 30, 2022	December 31, 2021
Accounts receivable	$4,013	$2,391
Less: allowance for doubtful accounts	(1,214)	(1,015)
Total accounts receivable, net	$2,799	$1,376

Bad debt expense totaled $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2022, compared to $0.0 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.

NOTE 9 INVENTORY, NET

Inventory consisted of the following as of September 30, 2022 and December 31, 2021:

(Amounts in thousands)	September 30, 2022	December 31, 2021
Raw materials	$6,061	$6,587
Work in progress	821	1,202
Finished goods	990	3,592
Total inventory	7,872	11,381
Reserve	(855)	(1,132)
Total inventory, net	$7,017	$10,249

The Company maintains a perpetual inventory system which is supplemented by periodic reviews of inventory quantities on hand. The Company records an impairment for excess and obsolete inventory, when necessary, based on factors including its estimated forecast of product demand, the stage of the product life cycle and production requirements for the units in question.

NOTE 10 PREPAID EXPENSES

Prepaid expenses consisted of the following as of September 30, 2022 and December 31, 2021:

(Amounts in thousands)	September 30, 2022	December 31, 2021
Prepaid products and services	$4,804	$6,840
Prepaid rent and security deposit	30	96
Total prepaid expenses	$4,834	$6,936

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

NOTE 11 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of September 30, 2022 and December 31, 2021:

(Amounts in thousands)	September 30, 2022	December 31, 2021
Shop machinery and equipment	$2,125	$10,103
Computers and electronics	993	1,436
Office furniture and fixtures	317	744
Leasehold improvements	297	543
Building	-	4,801
Land	-	1,330
Building improvements	-	755
Total property and equipment	3,732	19,712
Less: accumulated depreciation	(2,433)	(10,960)
Total property and equipment, net	$1,299	$8,752

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

During the nine months ended September 30, 2022, the Company derecognized the property and equipment in connection with the following transactions (see Note 20 – Other Business Developments for additional information):

a)	Sale of DragonWave-X Canada, Inc. assets – gross assets of $8.5 million with a net book value of $0.0 million;

b)	Abandonment of Tucson Building lease – gross assets of $0.6 million with a net book value of $0.1 million; and

c)	Transfer of Innovation Digital, LLC assets – gross assets of $0.1 million with a net book value of $0.1 million.

The Company recognized $0.1 million and $0.8 million of depreciation expense for the three and nine months ended September 30, 2022, respectively, compared to $0.4 million and $0.9 million of depreciation expense for the three and nine months ended September 30, 2021, respectively.

NOTE 12 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill activity during the nine months ended September 30, 2022 was as follows:

(Amounts in thousands)	Total
Balance at December 31, 2021	$37,943
Derecognition	(710)
Impairments	(7,200)
Balance at September 30, 2022	$30,033

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

The following table sets forth the net carrying amount activity of the Company’s intangible assets for the nine months ended September 30, 2022.

(Amounts in thousands)	Technology	Intellectual Property	Software	Total
Net balance at December 31, 2021	$14,196	$591	$673	$15,460
Sale of assets	(580)	-	-	(580)
Impairments	(7,485)	-	-	(7,485)
Amortization	(846)	(45)	(51)	(942)
Net balance at September 30, 2022	$5,285	$546	$622	$6,453

On June 23, 2022, the Company executed an agreement to return fifteen patents and five pending or provisional patents to the former owners of Innovation Digital, LLC (“Innovation Digital”) which resulted in the derecognition of goodwill and intangible assets shown in the tables above. See Note 20 – Other Business Developments for additional information.

As of June 30, 2022, the Company determined that it was more likely than not that certain reporting unit’s fair value was below their reporting unit’s carrying amount due to a decline in the Company’s market capitalization. Accordingly, it was necessary to perform interim impairment testing as of June 30, 2022. During the three and six months ended June 30, 2022, the Company, utilizing a 10% revenue growth rate and a weighted-average cost of capital range of 13-25%, recorded an impairment charge for goodwill in the amount of $7.2 million and an impairment charge for other definite-lived intangible assets of $7.5 million. The Company calculates the estimated fair value of a reporting unit and the definite-lived intangible assets using the income approach and compares it to the carrying value. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.

During the three and nine months ended September 30, 2022, the Company recorded amortization expense of intangible assets of $0.2 million and $0.9 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded amortization expense of intangible assets of $3.2 million and $6.5 million, respectively. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets.

The following table sets forth the weighted-average amortization period, in total and by major intangible asset class:

Asset Class	Weighted- Average Amortization Period
Technology	9.51 years
Intellectual property	9.75 years
Software	9.75 years
All intangible assets	9.56 years

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

As of September 30, 2022, assuming no additional amortizable intangible assets, the expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter was as follows:

(Amounts in thousands)	Estimated
2022	$172
2023	688
2024	688
2025	688
2026	688
Thereafter	3,529
All intangible assets	$6,453

As part of the Company’s restructuring, commencing January 1, 2023, the Company is integrating its previously separate reporting units, including employing a single integrated sales function, and the Chief Executive Officer intends to manage the Company and make decisions based on the Company’s consolidated operating results.

Out-of-Period Adjustment (Error Correction)

During the review of the Company’s condensed consolidated financial statements for the three and nine month periods ended September 30, 2022, the Company identified a $1,090,000 overstatement of intangible asset impairment expense and a $406,000 understatement of intangible asset amortization expense (included in depreciation and amortization) during the three and six months ended June 30, 2022, which resulted in a $684,000 understatement of intangible assets, net as of June 30, 2022. Based on management’s evaluation of the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations therewith, the Company concluded that the aforementioned error was not material to the Company’s previously filed consolidated financial statements for the three and six months ended June 30, 2022. This is further supported by the fact that the impacted income statement accounts are of a non-cash nature, do not impact Adjusted EBITDA (earnings before income tax, depreciation and amortization, impairment expense and stock-based compensation), and would not likely have materially impacted a reasonable investor’s opinion of the Company’s financial condition and results of operations.

Because the correction of these errors was not deemed to be material to the results for the three and six months ended June 30, 2022, to correct these errors, the Company recorded the corrections as out-of-period adjustments in the three-month period ended September 30, 2022. See the table below for details of the correction:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2022			September 30, 2022
	Before Adjustment	Adjustment	As Reported	Before Adjustment	Adjustment	As Reported
Depreciation and amortization	$296	$406	$702	$1,705	$-	$1,705
Impairment	$-	$(1,090)	$(1,090)	$14,685	$-	$14,685
Loss from continuing operations	$(1,272)	$(684)	$(1,956)	$(40,316)	$-	$(40,316)
Basic and diluted net loss per share:
- from continuing operations	$(1.51)		$(2.21)	$(45.92)		$(45.92)

NOTE 13 LEASES

Operating Leases

The Company has operating leases for office, manufacturing and warehouse space, along with office equipment. The carrying values of operating lease right-of-use (“ROU”) assets and operating lease liabilities as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
(Amounts in thousands)	2022	2021
Operating lease ROU assets	$1,183	$3,000
Operating lease liability	$11,573	$3,126

On February 1, 2022, the Company entered into a lease agreement with the new owners of the Tucson Building (see Note 11 – Property and Equipment, Net), for a term of 10 years with no option to renew. Monthly rent increases annually from $98,300 per month in year one to $128,200 a month in the final year of the lease. The Company posted a $1.0 million security deposit in connection with the commencement of the lease, which is classified within other assets – long term on the balance sheet. The Company determined that the transactions represented a sale and leaseback and, accordingly, established a new operating lease ROU asset and operating lease liability of $10.1 million. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

In May 2022, the Company abandoned its lease of the Tucson Building after previously defaulting on the lease. In June 2022, ComSovereign Corp. abandoned its Dallas, TX office lease and VEO Photonics, Inc. abandoned its San Diego, CA office lease. In July 2022, the Company abandoned its Chantilly, VA office lease. In connection with the lease abandonments for the three and nine months ended September 30, 2022, the Company recognized a $0.3 million and $11.6 million loss due to the write-offs of the ROU-assets and other abandoned assets and applied its security deposit assets against its operating lease liabilities, respectively.

Other information related to the Company’s operating leases are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2022	2021	2022	2021
Operating lease cost	$64	$343	$1,152	$595
Short-term lease cost	$13	$63	$41	$102

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$197	$339	$714	$598

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s operating leases as of September 30, 2022, and December 31, 2021:

	September 30,	December 31
(Amounts in thousands)	2022	2021
Weighted average remaining lease term	8.8 years	5.4 years
Weighted average discount rate	5.55%	5.97%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the consolidated balance sheet as of September 30, 2022:

Operating
(Amounts in thousands)	Leases
2022	$581
2023	2,026
2024	1,768
2025	1,625
2026	1,386
Thereafter	8,286
Total minimum lease payments	15,672
Less: effect of discounting	(4,099)
Present value of future minimum lease payments	11,573
Less: current obligations under leases	(991)
Long-term lease obligations	$10,582

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

NOTE 14 DEBT

Debt consisted of the following as of September 30, 2022 and December 31, 2021:

			September 30, 2022		December 31, 2021
(Amounts in thousands)	Note Reference	Original Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Secured Notes Payable
Secured senior convertible note payable	A	5/27/23	$2,961	6.0%	$6,417	6.0%
Secured senior convertible note payable	B	8/25/23	2,787	6.0%	4,833	6.0%
Secured senior convertible note payable	C	7/29/23	26	15.0%	-	0.0%
Secured note payable	D	11/26/21	500	9.0%	1,000	9.0%
Secured note payable	E	1/29/22	-	0.0%	5,205	>8% or Libor +6.75%
Total secured notes payable			6,274		17,455

Notes Payable
Notes payable	F	3/31/23	100	3.0%	-	3.0%
Notes payable	G	7/29/22	550	0.0%	-	0.0%
PPP loans	H	5/5/22	-	1.0%	2	1.0%
SBA loan	I	5/15/50	150	3.8%	150	3.8%
Total notes payable			800		152

Convertible Notes Payable
Convertible note payable	J	6/3/22	-	5.0%	600	5.0%
Convertible note payable	K	1/29/26	11,150	3.3%	11,150	1.0%
Total convertible notes payable			11,150		11,750

Total debt			18,224		29,357
Less: unamortized discounts and debt issuance costs			(1,748)		(3,518)
Total long-term debt, less discounts and debt issuance costs			16,476		25,839
Less: current portion of long-term debt			(11,091)		(13,566)
Debt classified as long-term debt			$5,385		$12,273

Lind Debt

For Notes A and B (the “Original Lind Debt”), on or about April 15, 2022, as a result of the Company not filing its Annual Report on Form 10-K for the year ended December 31, 2021 on a timely basis, the Original Lind Debt entered into default, which resulted in a 5% or $0.4 million increase in the principal value, pursuant to the terms of the Original Lind Debt. The default also enabled the note holders, upon notice to the Company, to periodically convert a portion of the associated principal and accrued interest into common stock at a 20% discount to the three lowest daily volume-weighted-average-prices during the prior twenty trading days (“Note Holder Conversions”).

For the Original Lind Debt, during the nine months ended September 30, 2022, the principal amount was reduced by an aggregate of $5.5 million, which was comprised of (a) a reduction of an aggregate of $1.9 million (plus interest) due to pre-default scheduled cash payments; (b) a reduction of an aggregate of $1.9 million (plus interest) due to pre-default scheduled equity payments (at the Company’s discretion, in lieu of cash) comprising 35,300 shares of common stock; (c) an increase of an aggregate of $0.4 million (as discussed above) due to the debt’s contractual default provisions; and (d) a reduction of an aggregate of $2.1 million of principal due to Note Holder Conversions into an aggregate of 211,227 shares of the Company’s common stock.

See Note 21 – Subsequent Events – Debt and Equity Developments for information related to subsequent Note Holder Conversions. The subsequent Note Holder Conversions enabled $5.6 million of the September 30, 2022 outstanding principal of the Original Lind Debt (and the related debt discounts) to be reclassified from current to long term.

For Note C, on July 29, 2022, the Company sold a promissory note in the principal amount of $26,250 to the Company’s senior secured lenders. This note bears interest at 15% per annum and is due July 29, 2023.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

Other Debt

For Note D, during the nine months ended September 30, 2022, past due principal of $0.5 million was repaid in cash.

For Note E (the Tucson building mortgage), during the nine months ended September 30, 2022, the principal of $5.2 million was repaid in cash from the proceeds of the January 31, 2022 building sale.

For Note F, on April 1, 2022, the Company entered into a note agreement with a related party who is an Executive Officer of the Company for cash proceeds of $100,000 with a maturity date of March 31, 2023 and an interest rate of 3%. As of September 30, 2022, the proceeds were recorded as a related party note in current liabilities.

For Note G, on or about April 29, 2022, the Company sold an original issue discount note with a face value of $550,000 to an investor for the purchase price of $500,000. This note was due approximately July 29, 2022 and bears a default rate of 12% after the maturity date. On July 26, 2022, the Company received notice from the promissory note holder that the promissory note in the principal amount of $550,000 was due. As of the date of this filing, this note remains outstanding. On May 9, 2022, in connection with the note issuance, the Company issued 2,400 shares of common stock to an advisor pursuant to an advisory agreement dated April 29, 2022.

For Note H, during the nine months ended September 30, 2022, principal of $2,000 was repaid in cash.

For Note I, during the nine months ended September 30, 2022, no principal was repaid (but interest of $10,000 was paid in cash).

For Note J, on June 23, 2022, the Company reached an agreement to cancel the note comprised of principal of $600,000 and interest of $40,000 in exchange for the return of certain patents. See Note 20 – Other Business Developments for additional information.

For Note K, on May 24, 2022, the Company received notice from counsel for holders of $11.2 million of convertible promissory notes issued in connection with the acquisition of Fastback that the Company had failed to file its Annual Report on Form 10-K in a timely manner, as required by the terms of the convertible promissory notes. While the note holders have the right to accelerate the maturity of the principal, the notice simply indicated that the holders were reserving their rights. As of September 30, 2022, an aggregate of $1.3 million of principal is classified as long-term debt pursuant to post-September 30, 2022 conversions of principal and accrued interest into 280,625 shares of the Company’s common stock, pursuant to a limited time offer. See Note 21 – Subsequent Events – Debt and Equity Developments for additional information.

Future maturities contractually required by the Company under debt obligations are as follows as of September 30, 2022:

(Amounts in thousands)	Total
Remaining 2022	$14,195
2023	100
2024	-
2025	-
2026	-
Thereafter	3,929
Total	$18,224

During the three and nine months ended September 30, 2022, the Company recognized $0.4 million and $2.6 million of interest expense in connection with the aforementioned indebtedness, which includes the $0.4 million Lind Debt default charge during both periods. During the three and nine months ended September 30, 2021, the Company recognized $0.7 million and $1.7 million of interest expense in connection with the aforementioned indebtedness.

NOTE 15 STOCKHOLDERS’ EQUITY

See Note 14 – Debt and Note 21 – Subsequent Events – Debt and Equity Developments for additional information related to debt conversions.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

Preferred Stock – Liquidation Preference

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

Dividends

During the three and nine months ended September 30, 2022, the Company recorded $184,992 and $493,312, respectively, of dividends paid or payable to the holders of the 9.25% Series A Preferred Stock.

On or about May 25, 2022, the Company announced that it had suspended the payment of dividends on the Series A Preferred Stock to preserve cash. Since June 20, 2022, dividends on the Series A Preferred Stock are accruing at the rate of approximately $61,664 per month. The total arrearage on the date of filing for the accrued dividends is approximately $554,976.

NOTE 16 SHARE-BASED COMPENSATION

Restricted Stock Awards

A summary of the restricted stock unit (“RSU”) activity during the nine months ended September 30, 2022 is presented below:

		Weighted-
		Average
	Number of	Grant Date Value
	RSU’s	Per Share
RSU’s non-vested – January 1, 2022	1,333	$348
Forfeited	(667)	246
Vested	(333)	450
RSU’s non-vested – September 30, 2022	333	$450

During the three and nine months ended September 30, 2022, the Company recognized $(58,146) and $98,850, respectively, of share-based compensation expense associated with RSUs. During the three and nine months ended September 30, 2021, the Company recognized $60,331 and $180,993, respectively, of share-based compensation expense associated with RSUs. Compensation expense related to RSUs is recorded in general and administrative expense in the condensed consolidated statement of operations. As of September 30, 2022, there was $50,002 of unrecognized stock-based compensation expense related to RSUs that will be recognized over the weighted average remaining vesting period of 0.32 years.

Stock Options

There were no stock options issued during the three and nine months ended September 30, 2022. The following table summarizes the assumptions used to estimate the fair value of options granted during the nine months ended September 30, 2021.

	For the Nine Months Ended
	September 30,
	2022	2021
Expected dividend yield	N/A	0.00%
Expected volatility	N/A	46.50 – 53.02%
Risk-free interest rate	N/A	0.48 – 0.89%
Expected life of options	N/A	3.00 – 5.00 years

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

The following table presents stock option activity for the nine months ended September 30, 2022:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding – December 31, 2021	70,405	$233
Exercised	(2,098)	15
Cancelled or Expired	(32,713)	243
Outstanding – September 30, 2022	35,594	$237	3.02	-

Exercisable – September 30, 2022	18,096	$199	2.54	-

The following table presents information related to stock options as of September 30, 2022:

Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise Price	Outstanding Number of	Remaining Life	Exercisable Number of
Per Share	Options	In Years	Options
$ 0.01 - $ 50.00	-	-	-
$ 50.01 - $100.00	5,688	2.77	5,688
$ 100.01 - $ 150.00	-	-	-
$ 150.01 - $ 200.00	2,900	0.25	2,900
$ 200.01 - $ 250.00	-	-	-
$ 250.01 - $ 300.00	25,412	3.37	8,575
$ 300.01 - $ 350.00	1,594	3.19	933
	35,594	2.54	18,096

The Company recognized $(40,983) and $736,869 of share-based compensation expense related to options for the three and nine months ended September 30, 2022, respectively, compared to $470,891 and $822,903 of share-based compensation expense related to options for the three and nine months ended September 30, 2021, respectively. Compensation expense related to stock options is recorded in general and administrative expense in the condensed consolidated statement of operations. At September 30, 2022, the Company had $432,787 of unrecognized compensation expense related to options.

Warrants

All warrants are valued utilizing the Black-Scholes pricing model using the assumptions listed below. There were no warrants issued during the three and nine months ended September 30, 2022. The weighted average grant date fair value of all warrants issued during the nine months ended September 30, 2021 was $132.76 per share.

The following tables summarize the assumptions used to estimate the fair value of warrants granted during the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30,
	2022	2021
Expected dividend yield	N/A	0%
Expected volatility	N/A	39.94 – 46.33%
Risk-free interest rate	N/A	0.42- 0.81%
Contractual life of warrants	N/A	5.0 years

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

The following table presents activity for the nine months ended September 30, 2022:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise Price	Contractual
	Warrants	Per Share	Life in Years
Outstanding – December 31, 2021	128,316	$372
Forfeited or Expired	(11,900)	212
Outstanding – September 30, 2022	116,416	$389	3.38
Exercisable – September 30, 2022	116,416	$389	3.38

The following table presents information related to warrants as of September 30, 2022:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average
Exercise Price	Outstanding Number of	Remaining Life	Exercisable Number of
Per Share	Warrants	In Years	Warrants
$ 0.01 - $ 1.00	5,602	2.77	5,602
$ 1.01 - $ 2.00	-	-	-
$ 2.01 - $ 3.00	33,827	0.46	33,827
$ 3.01 - $ 4.00	333	46.49	333
$ 4.01 - $ 5.00	72,853	0.21	72,853
$ 5.01 - $ 6.00	3,801	4.08	3,801
	116,416	3.38	116,416

NOTE 17 COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Management does not believe that after the final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

On January 27, 2022, a former employee filed suit against the Company in the Tulsa County Oklahoma District Court, Case No. CJ-2022-00221. The plaintiff has alleged that she was entitled to six months of severance pay after her employment contract was not renewed, and that her option agreements did not expire thirty days after cessation of her employment, and claims she is owed approximately $75,000 in severance and $250,000 in damages for her options. The Company filed an Answer on or about March 18, 2022. No due dates have been set. The Company disputes the plaintiff’s allegations, has not accrued for any contingent losses, and intends to vigorously defend the lawsuit.

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

By notice dated July 14, 2022, the Company received notice from a distributor that has a distribution agreement with InduraPower claiming that InduraPower, and the Company as guarantor, has breached the distribution agreement, and are claiming approximately $2.0 million in damages, which includes a claim for $0.5 million of foregone profit, which is not accrued because the Company denies that claim. The Company had received $1.5 million in cash as a deposit against future product deliveries, of which $0.2 million has been recognized as revenue (resulting from product deliveries) through September 30, 2022 and the other $1.3 million is included in contract liabilities – current in the September 30, 2022 balance sheet.

On or about July 17, 2022, the former employees of SKS filed an insolvency request against SKS in the Nazareth District Court, Israel, No. 35035-06-22. The action represents $400,000 of claims of the former employees, which were fully accrued as of September 30, 2022. The claims of the former employees were resolved pursuant to the SKS Sale Agreement and the action was dismissed on or about January 9, 2023. See Note 21 – Subsequent Events – Business Developments for additional information.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

On or about July 28, 2022, a former employee filed suit against the Company, Dustin McIntire, and Daniel Hodges in the San Diego County California Superior Court, Case No. 37-2022-00028083-CU-BC-CTL (“RVI Claim #1”). The plaintiff alleged that his wages were not paid, that he was constructively discharged, that the Company failed to issue him stock options, and that he is owed future amounts. He claimed damages of no less than $238,000. As of September 30, 2022, the Company had accrued for the wage claims for services provided of $119,000 but had not accrued for the claims associated with future services. On December 29, 2022, the Company resolved this lawsuit. See Note 21 – Subsequent Events – Business Developments for additional information.

On or about August 22, 2022, two former Fastback employees filed suit against the Company, DragonWave and Fastback in the Alameda County Superior Court, California, Case No. 22CV016666. The plaintiffs allege that their payroll was late and that the Company failed to make one payroll, failed to timely pay wages three times, failed to pay accrued vacation time, and owes penalties under California law. Each plaintiff claimed damages of no less than $66,500. The Company has accrued for the wage claims for services provided but has not accrued for penalties. The Company filed an Answer on or about October 6, 2022 and the Company submitted initial responses to the plaintiff’s discovery requests prior to the December 22, 2022 deadline. The Company disputes certain allegations of the plaintiff and intends to vigorously defend the lawsuit.

On or about August 23, 2022, a former employee filed suit against the Company in the Clark County District Court, Nevada, Case No. 3 A-22-857361-C (“RVI Claim #2”). The plaintiff alleged that his wages were not paid, that he was constructively discharged, that the Company failed to issue him stock options, and that he is owed future amounts. He claimed damages of no less than $184,000. As of September 30, 2022, the Company had accrued for the wage claims for services provided of $8,000 but had not accrued for the claims associated with future services. On December 29, 2022, the Company resolved this lawsuit. See Note 21 – Subsequent Events – Business Developments for additional information.

On or about September 20, 2022, the Company was served with a suit that was filed on or about May 27, 2022 by the holder of a Transform-X Inc. (“Transform-X”) promissory note, suing the Company, Daniel Hodges, and Transform-X in the Richland County Court of Common Pleas, South Carolina, Case No. 2022CP4002806. The plaintiff alleges that for $125,000 he purchased an 8% promissory note in 2018 from Transform-X which has not been paid. Plaintiff alleges that the Company is also liable under the Transform-X promissory note. This lawsuit was removed to the United States District of South Carolina, Civil Action No.:3:22-cv-03645-MGL. The Company filed an Answer on or about October 27, 2022 and a proposed discovery and scheduling order was submitted on November 30, 2022. Some discovery responses are due on or about February 28, 2022. The Company strongly disputes the plaintiff’s allegations, has not accrued for any contingent losses, and intends to vigorously defend the lawsuit.

See Note 21 – Subsequent Events – Litigation, Claims and Contingencies Developments for post-September 30, 2022 developments.

NOTE 18 CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At September 30, 2022, accounts receivable from three customers comprised an aggregate of approximately 64% of the Company’s total trade accounts receivable, and none of these balances were characterized as uncollectible.

In addition, for the three months ended September 30, 2022, revenue from two customers individually exceeded 10% of revenue and, in total, comprised approximately 75% of the Company’s total revenue. For the nine months ended September 30, 2022, revenue from one customer individually exceeded 10% of revenue and, in total, comprised approximately 28% of the Company’s total revenue. For the three and nine months ended September 30, 2021, there were no customers that individually exceeded 10% of the Company’s total revenue. At September 30, 2022, accounts payable from one vendor accounted for 19% of the Company’s total expenses.

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

The following information represents the unaudited pro forma combined results of operations, giving effect to the acquisitions as if they occurred at the beginning of the period ended September 30, 2021.

	For the Three Months Ended	For the Nine Months Ended
(Amounts in thousands)	September 30, 2021	September 30, 2021
Revenue	$3,313	$7,728
Net loss	$(11,666)	$(39,730)
Basic and diluted loss per common share	$(14.84)	$(51.93)
Weighted-average common shares outstanding	785,893	$765,033

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

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

Business Developments

Commencing in May 2022, the Company embarked on a reduction of over 70% of overhead and personnel costs through the divestment of non-core assets in favor of a refocus on our true core competencies in 5G and beyond technology.

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

In June 2022, the Company idled the employees of SAGUNA Networks Ltd. (“SAGUNA”), Sky Sapience Ltd. (“SKS”) and VEO Photonics, Inc. (“VEO”).

On June 23, 2022, the Company reached an agreement to return fifteen patents and five pending or provisional patents to the former owners of Innovation Digital, LLC (“Innovation Digital”), resulting in the derecognition of an outstanding promissory note of an aggregate $640,000, comprised of $600,000 of principal and $40,000 of interest, the return of 5,000 shares of common stock, and the waiver of certain severance payments. The Company recognized a $0.6 million loss on the aforementioned sale.

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

In January 2023, the Company idled the employees of RF Engineering & Energy Resource, LLC.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

Debt and Equity Developments

Subsequent to September 30, 2022 and through the filing date of this Form 10-Q, there were Note Holder Conversions of $5.6 million of Original Lind Debt principal and $0.1 million of related interest into an aggregate of 1,310,911 shares of the Company’s common stock. As of the filing date, the remaining combined principal and interest balance of the Lind Debt was approximately $230,000.

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

On or about December 8, 2022, the Company canceled 667 shares of outstanding common stock due to the non-vesting of certain restricted stock awards.

On January 17, 2023 and February 1, 2023, the Company sold unsecured promissory notes in the principal amounts of $90,000 and $80,000, which are due on or before July 30, 2023 and July 31, 2023, respectively. Of the $90,000 of proceeds from the first note, usage of $88,000 is restricted to make interest payments due to certain holders of outstanding convertible debentures dated January 29, 2021 (Note K – see Note 14 – Debt). Both notes become immediately due and payable if the Company raises at least $2.5 million in an equity or debt offering. Both notes pay 8% interest per annum, which increases to 15% per annum if the notes aren’t repaid by the maturity date. The issuance of the second note made the principal and accrued interest of both notes convertible if they aren’t repaid by the maturity date and the conversion price will equal 81% of the closing market price of the common stock on the day that the holder elects to convert the note(s), subject to a floor price of $5.00 per share.

During January 2023, pursuant to a limited time offer, certain Note K convertible note holders agreed to amend their note and convert an aggregate of $1.3 million principal of their notes and $0.3 million of accrued interest into 280,625 shares of the Company’s common stock.

Litigation, Claims and Contingencies Developments

On or about November 14, 2022, an intellectual property law firm filed suit against the Company in the United States District Court for the Southern District of California, San Diego. The plaintiff alleges that they performed work for the Company and its subsidiaries subsequent to September 30, 2022 and are owed approximately $75,000, which was fully accrued as of September 30, 2022.

On or about November 15, 2022, the Company resolved the claims of former employees of SAGUNA who had, on or about July 17, 2022, filed an insolvency request against SAGUNA in the Nazareth District Court, Israel, No. 27624-07-22. The approximately $200,000 of claims of the former employees, which were fully accrued as of September 30, 2022, were resolved and the action was dismissed on or about November 17, 2022.

On or about January 10, 2023, a recruiting and staffing company obtained a default judgment against the Company in County Court, Collin County, Texas, Case No. 004-01539-2022, for principal of $134,650, prejudgment interest of $4,542, court costs of $425, attorney’s fees of $6,300, and post judgment interest at 7%. The Company had accrued for the claims for services provided, but had not accrued for interest, court costs or attorney’s fees. The judgment holder obtained a garnishment order against Company banking accounts.

On January 9, 2023, a former employee of a subsidiary of InduraPower, filed suit against COMSovereign, Daniel Hodges, and David Knight, in the Pima County Superior Court, Arizona, Case No. C20230116. The plaintiff has alleged that he is owed for unpaid minimum wages and overtime wages, breach of employment contract, retaliatory termination, and alleges an unspecified amount of damages. COMSovereign strongly disputes plaintiff’s allegations, has not accrued for the claim, and intends to vigorously defend the lawsuit.

Nasdaq Compliance Developments

As previously disclosed in the Company’s Form 10-K filed on August 16, 2022, and in subsequent Form 8-K filings, the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), the $1.00 minimum closing bid price requirement (“minimum bid price”) due to the price of the Company’s common stock. Additionally, because the Company was late with filing its Quarterly Reports on Form10-Q for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022 (collectively the “Delinquent Reports”), the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports (“filing requirements”) with the Securities and Exchange Commission (“SEC”).

On November 17, 2022, a hearing was held before the Nasdaq Hearings Panel (the “Panel”) regarding the Company’s request for continued listing on The Nasdaq Capital Market of the Company’s common stock and additional time to regain compliance with Nasdaq Listing Rules. On November 29, 2022, the Panel issued its determination, granting the Company’s request for the continued listing of the Company’s common stock, subject to evidencing compliance with Nasdaq’s minimum bid price requirement by February 2, 2023, and evidencing compliance with Nasdaq’s filing requirement by getting the Company’s remaining Delinquent Reports filed with the SEC by February 24, 2023, and certain other conditions. Upon the filing on or before February 24, 2023, of this Quarterly Report on Form10-Q for the quarter ended September 30, 2022, the Company will be compliant with the filing requirements. The Nasdaq Panel granted the Company’s request for an extension to obtain stockholder approval of the Reverse Stock Split Proposal on February 8, 2023, and to demonstrate compliance with minimum bid price requirement by February 24, 2023.

The Company is working to demonstrate compliance with the minimum bid price requirement by February 24, 2023 for continued listing on Nasdaq. The Company put forth a reverse split proposal to our stockholders, which was approved at the Company’s Annual Stockholders meeting on February 8, 2023. On February 8, 2023, the Board of Directors of the Company set the reverse stock split ratio at one-for-one hundred, and approved and adopted a Certificate of Amendment to our Amended and Restated Articles of Incorporation which became effective at 11:59 p.m. Eastern Time on February 9, 2023, to effect the reverse stock split. The Company’s common stock commenced trading on the post-split basis on February 10, 2023, on the Nasdaq Capital Market under the same symbol “COMS” with a new CUSIP number, 205650401. There can be no assurances, however, that we will be able to gain compliance with the Nasdaq Listing Rules.

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

Growth and percentage comparisons made herein generally refer to the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, unless otherwise indicated.

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

The historical operating results of Sovereign Plastics are reported as loss from discontinued operations.

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

On November 17, 2022, a hearing was held before the Nasdaq Hearings Panel (the “Panel”) regarding our request for continued listing on The Nasdaq Capital Market of our common stock and additional time to regain compliance with Nasdaq Listing Rules. On November 29, 2022, the Panel issued its determination, granting our request for the continued listing of our common stock, subject to evidencing compliance with Nasdaq’s minimum bid price requirement by February 2, 2023, and evidencing compliance with Nasdaq’s filing requirement by getting our remaining Delinquent Reports filed with the SEC by February 24, 2023, and certain other conditions. Upon the filing on or before February 24, 2023, of this Quarterly Report on Form10-Q for the quarter ended September 30, 2022, the Company will be compliant with the filing requirements. The Nasdaq Panel granted the Company’s request for an extension to obtain stockholder approval of the Reverse Stock Split Proposal on February 8, 2023, and to demonstrate compliance with minimum bid price requirement by February 24, 2023.

The Company is working to demonstrate compliance with the minimum bid price requirement by February 24, 2023 for continued listing on Nasdaq. The Company put forth a reverse split proposal to our stockholders, which was approved at the Company’s Annual Stockholders meeting on February 8, 2023. On February 8, 2023, the Board of Directors of the Company set the reverse stock split ratio at one-for-one hundred, and approved and adopted a Certificate of Amendment to our Amended and Restated Articles of Incorporation which became effective at 11:59 p.m. Eastern Time on February 9, 2023, to effect the reverse stock split. The Company’s common stock commenced trading on the post-split basis on February 10, 2023, on the Nasdaq Capital Market under the same symbol “COMS” with a new CUSIP number, 205650401. There can be no assurances, however, that we will be able to gain compliance with the Nasdaq Listing Rules.

Significant Components of Our Results of Operations

Revenues

Our revenues are generated primarily from the sale of our products, which consist primarily of telcom hardware, repairs, support and maintenance, drones, tooling, consulting, warranties and others. At contract inception, we assess the goods and services promised in the contract with customers and identify a performance obligation for each. To determine the performance obligation, we consider all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration expected to be received in exchange for transferring goods and services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met.

During the three and nine months ended September 30, 2022, approximately 0% and 8%, respectively, of our revenues were derived from sales outside of North America. During the three and nine months ended September 30, 2021, approximately 14% and 28%, respectively, of our revenues were derived from sales outside of North America. While our near-term focus is on the North American telecom and infrastructure and service market, a key element of our growth strategy is to expand our worldwide customer base and our international operations, initially through agreements with third-party resellers, distributors and other partners that can market and sell our products in foreign jurisdictions. We expect that over the short term our percentage of sales outside the United States may increase as we build up our domestic sales and service teams. Notwithstanding such percentage increase, we expect the sales of tethered aerostats and drones will primarily be to the domestic market customers, primarily to the U.S. government and its agencies, even if such systems are for integration into foreign locations.

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

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2022	2021	2022	2021
Revenue	$3,796	$3,268	$7,937	$6,770
Cost of goods sold	1,795	1,252	6,259	3,125
Gross profit	2,001	2,016	1,678	3,645
Operating expenses
Research and development (1)	74	2,058	1,782	3,805
Sales and marketing (1)	27	292	105	449
General and administrative (1)	2,672	6,075	13,848	19,486
Depreciation and amortization	702	3,593	1,705	10,548
Impairment (2)	(1,090)	-	14,685	281
Loss on sales (ID, DWXC) (3)	-	-	2,564	-
Loss on lease abandonment	305	-	11,634	-
Gain on the sale of assets	-	-	(8,441)	(83)
Total operating expenses, net	2,690	12,018	37,882	34,486
Loss from operations	(689)	(10,002)	(36,204)	(30,841)
Other expense
Interest expense	(755)	(723)	(2,982)	(1,705)
Other expense	-	(116)	-	(116)
Gain (loss) on extinguishment of debt	(512)	300	(1,130)	(4,479)
Foreign currency transaction loss	-	94	-	32
Total other expense	(1,267)	(445)	(4,112)	(6,268)
Loss from continuing operations	(1,956)	(10,447)	(40,316)	(37,109)
Income (loss) from discontinued operations, net of tax	-	(242)	747	(363)
Net loss	$(1,956)	$(10,689)	$(39,569)	$(37,472)

(1)	These are exclusive of depreciation and amortization
(2)	See Note 12 – Goodwill and other Intangible Assets in the accompanying financial statements for out-of-period adjustment.

(3)	InnovationDigital (“ID”), DragonWave-X Canada (“DWXC”)

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

Total Revenues

For the three months ended September 30, 2022, total revenues were $3.8 million compared to $3.3 million for the three months ended September 30, 2021. The increase of $0.5 million, or 15%, primarily consisted of increased sales of our aerostat products and accessories offset by decreases in our mobile network backhaul products.

For the nine months ended September 30, 2022, total revenues were $7.9 million compared to $6.8 million for the nine months ended September 30, 2021. The increase of $1.1 million, or 16%, primarily consisted of increased sales of mobile network backhaul products, the sale of our aerostat products and accessories and one-time sales of inventory.

Cost of Goods Sold and Gross Profit

For the three months ended September 30, 2022, cost of goods sold was $1.8 million compared to $1.3 million for the three months ended September 30, 2021. The increase of $0.5 million, or 38%, primarily the sale of our aerostat products and accessories and payment to our contract manufacturer for the production of our mobile network backhaul products and the materials, parts and labor associated with our other manufacturing activities.

For the nine months ended September 30, 2022, cost of goods sold were $6.2 million compared to $3.1 million for the nine months ended September 30, 2021. The increase of $3.1 million, or 100%, primarily consisted of the one-time sale of inventory, the sale of our aerostat products and accessories and the payment to our contract manufacturer, including increases in purchase price variances for the production of our mobile network backhaul products and the materials, parts and labor associated with our other manufacturing activities.

Gross profit for the three months ended September 30, 2022 was $1.8 million compared to $2.0 million for the three months ended September 30, 2021. The decrease in gross profit margin of $0.2 million, or 10%, was driven primarily by products that were lower margin during the current quarter as compared to the corresponding period in fiscal year 2021 and increases in purchase price variances due to increased prices from manufacturing and logistical suppliers, resulting from current macro supply chain constraints.

Gross profit for the nine months ended September 30, 2022 was $1.5 million compared to $3.6 million for the nine months ended September 30, 2021. The decrease in gross profit margin of $2.1 million, or 58%, was driven primarily by the one-time sale of DragonWave inventory of approximately $1.8 million at a loss of $1.6 million due to the challenges related to the Company’s liquidity. In addition, it was impacted by products that were lower margin during the nine months as compared to the corresponding period in fiscal year 2021, and increases in purchase price variances due to increased prices from manufacturing and logistical suppliers resulting from current macro supply chain constraints.

Research and Development Expense

For the three months ended September 30, 2022, research and development expense was $0.1 million compared to $2.1 million for the three months ended September 30, 2021. The decrease of $2.0 million consisted primarily of contract labor and payroll related costs due to the suspension of research and development activity as a result of liquidity challenges.

For the nine months ended September 30, 2022, research and development expense was $1.8 million compared to $3.8 million for the nine months ended September 30, 2021. The decrease of $2.0 million consisted primarily of contract labor and payroll related costs due to the suspension of research and development activity as a result of liquidity challenges.

While costs have recently been reduced due to the Company’s liquidity challenges, management expects that these costs will increase modestly as liquidity improves and the Company expands resources somewhat in order to focus on revenue enhancement.

Sales and Marketing Expense

For the three months ended September 30, 2022, sales and marketing expense was $0.0 million compared to $0.3 million for the three months ended September 30, 2021. The decrease of $0.3 million primarily consisted of decreases in sales costs and cutbacks due to the Company’s liquidity challenges.

For the nine months ended September 30, 2022, sales and marketing expense was $0.1 million compared to $0.4 million for the nine months ended September 30, 2021. The decrease of $0.3 million primarily consisted of decreases in sales costs and cutbacks due to the Company’s liquidity challenges.

While costs have recently been reduced due to the Company’s liquidity challenges, management expects that these costs will increase modestly as liquidity improves and the Company expands resources somewhat in order to focus on revenue enhancement.

General and Administrative Expenses

For the three months ended September 30, 2022, general and administrative expense was $2.7 million compared to $6.1 million for the three months ended September 30, 2021. The decrease of $3.4 million primarily consisted of decreases in payroll and professional expenses attributable to cost reductions due to our liquidity challenges.

For the nine months ended September 30, 2022, general and administrative expense was $13.8 million compared to $19.5 million for the nine months ended September 30, 2021. The decrease of $5.7 million primarily consisted of decreases in payroll and professional expenses attributable to cost reductions due to our liquidity challenges.

While costs have recently been reduced due to the Company’s liquidity challenges, management expects that these costs will increase modestly as liquidity improves and the Company expands resources somewhat in order to focus on revenue enhancement.

Depreciation and Amortization

For the three months ended September 30, 2022, depreciation and amortization was $0.7 million compared to $3.6 million for the three months ended September 30, 2021. The decrease of $2.9 million was primarily due to the sale of our Tucson Building (see below) and equipment, partially offset by $0.4 million of additional amortization that was recorded in order to correct an understatement of intangible asset amortization during the three months ended June 30, 2022.

For the nine months ended September 30, 2022, depreciation and amortization was $1.7 million compared to $10.5 million for the nine months ended September 30, 2021. The decrease of $8.8 million was primarily due to the sale of our Tucson Building and equipment.

Impairment

For the three months ended September 30, 2022, impairment was a credit of $1.1 million compared to $0.0 million for the three months ended September 30, 2021. The credit of $1.1 million was due to the correction of the second quarter 2022 overstatement of intangible asset impairment.

For the nine months ended September 30, 2022, impairment was $14.7 million compared to $0.3 million for the nine months ended September 30, 2021. The increase of $14.4 million primarily arose out arose out of:

●	$7.5 million impairment of intangibles from re-calendarization of revenue into later periods; and

●	$7.2 million impairment of goodwill from a decrease in the Company’s market capitalization.

Loss on Sales of Innovation Digital and DragonWave-X Canada Assets

For the three months ended September 30, 2022 and 2021, there was no loss on the sales of Innovation Digital and DragonWave-X Canada assets.

For the nine months ended September 30, 2022, the loss on the sales of Innovation Digital and DragonWave-X Canada assets was $2.6 million compared to $0.0 million for the nine months ended September 30, 2021. The increase is primarily due to the transfer of $2.0 million of finished goods inventory to the purchaser of DragonWave-X Canada and the $0.6 million of intellectual property returned to the original owners of Innovation Digital.

Loss on Lease Abandonment

For the three months ended September 30, 2022, the loss on lease abandonment was $0.3 million compared to $0.0 million for the three months ended September 30, 2021, which was due to the 2022 abandonment of our Virginia location.

For the nine months ended September 30, 2022, the loss on lease abandonment was $11.6 million compared to $0.0 million for the nine months ended September 30, 2021. The increase of $11.6 million primarily consisted of $10.0 million related to the abandonment of the Tucson Building lease and related leasehold improvements and inventory, $1.0 million related to the abandonment of the Dallas Texas office space and related leasehold improvements, $0.3 million related to the abandonment of the Chantilly Virginia lease and related leasehold improvements and inventory, $0.2 million related to the abandonment of the San Diego California lease, and $0.2 million related to the return of various pieces of operating lease equipment and abandonment of small offices or airport hangers used for drone storage.

Gain on the Sale of Assets

For the three months ended September 30, 2022, the gain on the sale of assets was $0.0 million compared to $0.0 million for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, the gain on the sale of assets was $8.4 million compared to $0.1 million for the nine months ended September 30, 2021. The increase of $8.3 million is primarily due to the January 31, 2022 sale of our Tucson Building for $15.8 million of cash. The Tucson Building had a carrying value of $6.7 million. The Company recognized an $8.5 million gain on sale of assets, which is net of $0.7 million of related transaction costs.

Other Expenses

For the three months ended September 30, 2022, other expense was $1.3 million compared to other expense of $0.4 million for the three months ended September 30, 2021. The increase of $0.9 million primarily consisted of increases in the gain (loss) on extinguishment of debt of $0.8 million, and foreign currency transaction gain (loss) of $0.1 million, partially offset by a decrease in interest expense of $0.3 million.

For the nine months ended September 30, 2022, other expense was $4.1 million compared to other expense of $6.3 million for the nine months ended September 30, 2021. The decrease of $2.2 million primarily consisted of a decrease in the gain (loss) on extinguishment of debt of $3.3 million, partially offset by increases in interest expense of $1.3 million.

Loss from Continuing Operations

For the three and nine months ended September 30, 2022, we had a net loss from continuing operations of $2.0 million and $40.3 million, respectively, compared to a net loss from continuing operations of $10.4 million and $37.1 million for the three and nine months ended September 30, 2021, related to the items described above.

Loss from Discontinued Operations

For the three and nine months ended September 30, 2022, we had net income from discontinued operations of $0.0 million and $0.7 million, respectively, compared to a net loss from discontinued operations of $0.2 million and $0.4 million for the three and nine months ended September 30, 2021. The income in the nine months ended September 30, 2022 included a $1.1 million gain on the sale of Sovereign Plastics.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements. As of September 30, 2022, we had $0.6 million in cash compared to $1.9 million on December 31, 2021, a decrease of $1.3 million resulting primarily from $10.7 million of cash used in operating activities and $7.6 million of debt repayments, partially offset by $15.1 million of cash proceeds from the sale of the Tucson Building on or about January 31, 2022. See Note 11 – Property and Equipment, Net in the notes to the condensed consolidated financial statements for more information related to the sale of the Tucson Building.

As of September 30, 2022, we had a working capital deficit of $10.5 million compared to working capital deficit of $3.6 million as of December 31, 2021.

As of September 30, 2022, we had undiscounted obligations relating to the payment of indebtedness as follows:

●	$14.2 million related to indebtedness that is due during the remainder of 2022;

●	$0.1 million related to indebtedness that is due during 2023; and

●	$3.9 million related to indebtedness that is due after 2026.

Subsequent to September 30, 2022, the following developments should be noted:

●	of the $18.2 million of indebtedness that is outstanding, $7.0 million was converted into common stock; and

●	additional promissory notes with a face value of $7.0 million were issued.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements and notes have been prepared assuming that we will continue as a going concern. For the nine months ended September 30, 2022, we used cash flows in operating activities of $10.7 million, and at September 30, 2022 we had an accumulated deficit of $257.4 million and we had working capital deficit of $10.5 million.

Our fiscal operating results, accumulated deficit and working capital, among other factors, raise substantial doubt about our ability to continue as a going concern. Based on our current cash on hand and subsequent activity as described herein, we presently only have enough cash on hand to operate on a month-to-month basis, without raising additional capital or selling assets. Because of our limited cash availability, our operations have been scaled back to the extent possible. We continue to explore opportunities with third parties and related parties to provide additional capital; however, we have not entered into any agreement to provide the necessary capital. In the near term, there will be limited opportunities to raise capital of significance until our Nasdaq compliance issues are resolved, as discussed in Nasdaq Compliance Developments herein.

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

Sources and Uses of Cash

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2022	2021
Cash flows used in operating activities	$(10,706)	$(33,121)
Cash flows provided by (used in) investing activities	14,935	(8,699)
Cash flows used in (provided by) financing activities	(7,163)	46,747
Cash flows provided by discontinued operations	1,632	(2,857)
Net (decrease) increase in cash and cash equivalents	$(1,302)	$2,070

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $10.7 million. Net cash used in operating activities primarily consisted of the net loss from continuing operations of $40.3 million, which was partially offset by adjustments for non-cash expenses of $27.3 million and net cash generated by changes in the levels of operating assets and liabilities of $2.3 million.

For the nine months ended September 30, 2021, net cash used in operating activities was $33.1 million. Net cash used in operating activities primarily consisted of the net operating loss from continuing operations of $37.1 million, which was partially offset by adjustments for non-cash expenses of $19.1 million, and net cash used to fund changes in the levels of operating assets and liabilities of $15.1 million.

Investing Activities

For the nine months ended September 30, 2022, net cash provided by investing activities was $14.9 million. Investing activities primarily consisted of proceeds from the building sale of $15.1 million, which was partially offset by the acquisition of property and equipment of $0.2 million.

For the nine months ended September 30, 2021, net cash used in investing activities was $8.7 million. Investing activities primarily consisted of net cash used to fund business acquisitions of $4.5 million, acquire property and equipment of $3.1 million, and acquire intangible assets of $1.2 million, which was partially offset by proceeds from disposal of property and equipment of $0.1 million.

Financing Activities

For the nine months ended September 30, 2022, net cash used in financing activities was $7.2 million. Financing activities primarily consisted of repayment of debt of $7.6 million and preferred stock dividends paid of $0.2 million, which was partially offset by $0.6 million proceeds of debt.

For the nine months ended September 30, 2021, net cash provided by financing activities was $46.7 million. Financing activities primarily consisted of net proceeds from the sale of common stock from the public offerings of $45.0 million and net proceeds of borrowings of $14.2 million, which was offset by the repayment of debt of $6.4 million, offering costs of $5.3 million, and the repayment of related party notes of $0.9 million.

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

However, it should be noted that business developments commencing in the second quarter of 2022 (see Note 3 – Discontinued Operations and Note 20 – Other Business Developments) in the footnotes to the unaudited consolidated financial statements herein, included discussions of selling or exiting of certain businesses and/or assets and of idling of employees. The Company recognized $11.6 million of impairment expense during the three months ended June 30, 2022. During the current quarter, the Company determined that it was not more likely than not that any reporting unit’s fair value was below that reporting unit’s carrying amount. Accordingly, it was not necessary to perform interim impairment testing as of September 30, 2022, but the Company may need to recognize additional impairment expense in the near future.

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

As of June 30, 2022, due to a sustained decline in the Company’s market capitalization, the Company recognized $11.6 million of impairment expense. As of September 30, 2022, because there were no new significant Company developments, the Company determined that it was not necessary to perform interim impairment testing because it was not more likely than not that any intangible assets’ or reporting unit’s fair value was below its carrying amount. As of December 31, 2022, the Company will perform its annual impairment testing and the Company may need to recognize additional impairment expense at that time, if there are unfavorable events or changes in circumstances (e.g. deterioration in general economic conditions, limitation on accessing capital, deterioration in the environment in which an entity operates, etc.) which lead to quantitative impairment testing and possibly a conclusion that the carrying value of certain intangibles or reporting units exceeds their fair value.

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

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022, as compared to the internal control over financial reporting weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On or about November 15, 2022, the Company resolved the claims of former employees of SAGUNA who had, on or about July 17, 2022, filed an insolvency request against SAGUNA in the Nazareth District Court, Israel, No. 27624-07-22. The approximately $200,000 of post-September 30, 2022 claims of the former employees were resolved and the action was dismissed on or about November 17, 2022.

On or about January 10, 2023, a recruiting and staffing company obtained default judgment against the Company in County Court, Collin County, Texas, Case No. 004-01539-2022, for principal of $134,650, prejudgment interest of $4,542, court costs of $425, attorney’s fees of $6,300, and post judgment interest at 7%.

On January 9, 2023, a former employee of a subsidiary of InduraPower, filed suit against our Company in the Pima County Superior Court, Arizona, Case No. C20230116. The plaintiff has alleged that he is owed for unpaid minimum wages and overtime wages, breach of employment contract, retaliatory termination, and alleges an unspecified amount in damages. We dispute plaintiff’s allegations, and we intend to vigorously defend the lawsuit.

Item 1A. Risk Factors

Readers should carefully review the risk factors included under “Item 1A. Risk Factors” of our fiscal 2021 Annual Report on Form 10-K filed with the SEC on August 16, 2022. However, due to recent activities of the Company, the following additional risk factor has been identified:

The Company May Be Delisted From Nasdaq

●	Minimum Bid Price. The Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), the $1.00 minimum closing bid price requirement (“minimum bid price”) due to the price of our common stock. The Company requested continued listing on The Nasdaq Capital Market of its common stock and additional time to regain compliance with the minimum bid price requirement. After a hearing before the Nasdaq Hearings Panel (the “Panel”) the Panel granted the Company’s request for continued listing subject to evidencing compliance with Nasdaq’s minimum bid price requirement by February 2, 2022. The Panel granted the Company’s request for an extension to obtain stockholder approval of the Reverse Stock Split Proposal on February 8, 2023, and to demonstrate compliance with Listing Rule 5550(a)(2) by February 24, 2023. In order to reach that goal, the Company put forth a reverse split proposal to its stockholders that was approved at its Annual Stockholders meeting on February 8, 2023. Also on February 8, 2023, the Board of Directors of the Company set the reverse stock split ratio at one-for-one hundred, and approved and adopted a Certificate of Amendment to our Amended and Restated Articles of Incorporation which became effective at 11:59 p.m. Eastern Time on February 9, 2023, to effect the reverse stock split. The Company’s common stock commenced trading on the post-split basis on February 10, 2023, on the Nasdaq Capital Market under the same symbol “COMS” with a new CUSIP number, 205650401. There can be no assurances, however, that we will be able to gain compliance with the Nasdaq Listing Rules.

As of the time of this filing, the prior day’s closing bid price for our common stock was approximately $3.16 per share.

●	Filing Requirement. The Company is not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports (“filing requirements”) with the Securities and Exchange Commission (“SEC”). The Company is delinquent with filing its Quarterly Reports on Form10-Q for the quarters ended September 30, 2022. The Company requested continued listing on The Nasdaq Capital Market of its common stock and additional time to regain compliance with the filing requirement. After the hearing, the Panel granted the Company’s request for continued listing subject to evidencing compliance with Nasdaq’s filing requirement by getting the delinquent Form 10-Qs filed, including the filing of the Form10-Q for the quarter ended September 30, 2022 by February 24, 2023, and certain other conditions. Upon the filing on or before February 24, 2023, of this Quarterly Report on Form10-Q for the quarter ended September 30, 2022, the Company should be compliant with the filing requirements. There can be no assurances, however, that the Company will meet the deadlines for filing its delinquent Form 10-Q, or that the Company will be able to gain or maintain compliance with the Nasdaq Listing Rules.

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

Between July 22, 2022 and September 23, 2022, we issued to two accredited investors an aggregate of 165,358 shares of our common stock upon the conversion of certain principal of outstanding senior secured convertible promissory notes at a weighted average conversion price of $9.34 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 3(a)(9) of the Securities Act.

Between October 4, 2022 and December 9, 2022, we issued to two accredited investors an aggregate of 1,310,911 shares of our common stock upon the conversion of certain principal and interest of outstanding senior secured convertible promissory notes at a weighted average conversion price of $4.40 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 3(a)(9) of the Securities Act.

Item 3. Default Upon Senior Securities

(a) Defaults Upon Senior Securities

In connection with our acquisition of Fastback on January 29, 2021, we issued to the sellers $11.2 million aggregate principal amount of convertible promissory notes that mature on January 29, 2026. There is a provision in the convertible promissory notes that an event of default could be declared if the Company fails to file its requisite its securities filings timely. The Company was delinquent with its Form 10-Q filings. To date, while the convertible promissory note holders have reserved their rights, the convertible promissory notes have not been declared in default, and the Company has a plan to regain compliance with such filings. Upon the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, the Company will be compliant with the filing requirement. No adverse actions have been taken against the Company and we expect none insofar as filing compliance is regained. During January 2023, pursuant to a limited time offer, certain Fastback convertible promissory note holders agreed to amend their notes and convert an aggregate of $1.3 million principal of their notes and $0.3 million of accrued interest into 280,625 shares of the Company’s common stock.

On May 27, 2021, we entered into a securities purchase agreement with an investor, pursuant to which we sold to the investor a senior secured convertible promissory note in the original principal amount of $11.0 million and warrants to purchase up to 18,200 shares of our common stock, par value $0.0001 per share, for a purchase price of $10.0 million (representing an original issue discount of 10.0% on the note), of which we received $5.0 million on May 28, 2021 and $5.0 million on June 2, 2021. On August 25, 2021, we entered into a first amendment and limited waiver to the securities purchase agreement dated as of May 27, 2021 and amended and restated the convertible note.

The amended note bears interest at the rate of 6% per annum from the date of funding and matures on May 27, 2023. We were required to make monthly interest and principal payments in 18 equal monthly installments of $611,000 each, commencing in November 2021. We had the right to make interest and principal payments in the form of shares of common stock, which shares will be valued at 90% of the average of the five lowest daily volume weighted average price per share of the common stock during the ten trading days immediately preceding the date of issuance of such shares of common stock. On or about April 15, 2022, this note went into default because the Company failed to timely file its Annual Report on Form 10-K. Pursuant to the terms of that note, a mandatory default amount of five percent (5%) of the outstanding principal amount was added to the principal amount. Additionally, the holder was able to demand, from time to time, repayment in the form of shares of common stock, which shares will be valued at 80% of the average of the three lowest daily volume weighted average price per share of the common stock during the twenty trading days immediately preceding the date of issuance of a notice of conversion. As of September 30, 2022, an aggregate principal amount of approximately $3.0 million was outstanding under this note. As of the date of this filing, this note had a remaining combined principal and interest balance of approximately $50,000.

On August 25, 2021, we entered into a securities purchase agreement with an investor, pursuant to which we sold to the investor a senior secured convertible promissory note in the original principal amount of $5.8 million and warrants to purchase up to 13,158 shares of our common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price of $5.0 million (representing an original issue discount of 16.0% on the note), which $5.0 million was received on August 26, 2021.

The note bears interest at the rate of 6% per annum from the date of funding and matures on August 25, 2023. We were required to make monthly interest and principal payments in 18 equal monthly installments of $322,000 each, commencing in November 2021. So long as shares of our common stock are registered for resale under the Securities Act of 1933, as amended, or may be sold without restriction on the number of shares or manner of sale, we had the right to make interest and principal payments in the form of additional shares of common stock, which shares would be valued at 90% of the average of the five lowest daily volume weighted average price per share of the common stock during the ten trading days immediately preceding the date of issuance of such shares of common stock. On or about April 15, 2022, this note went into default because the Company failed to timely file its Annual Report on Form 10-K. Pursuant to the terms of that note, a mandatory default amount of five percent (5%) of the outstanding principal amount was added to the principal amount. Additionally, the holder was able to demand, from time to time, repayment in the form of shares of common stock, which shares will be valued at 80% of the average of the three lowest daily volume weighted average price per share of the common stock during the twenty trading days immediately preceding the date of issuance of a notice of conversion. As of September 30, 2022, an aggregate principal amount of approximately $2.8 million was outstanding under this note. As of the date of this filing, this note had a remaining combined principal and interest balance of approximately $180,000.

In November 2019, DragonWave entered into a secured loan agreement with an individual lender pursuant to which DragonWave received a $2.0 million loan that bears interest at the rate of 9% per annum and originally matured on November 26, 2021. Accrued interest is calculated on a compound basis and is payable semi-annually in May and November of each year. Principal was due in full at maturity but can be prepaid in full or in part without penalty. The loan is secured by all of the assets of DragonWave and is guaranteed by ComSovereign Corp. In January 2021, a total of $1.0 million of principal of this note, plus all related accrued interest and charges, was extinguished in exchange for shares of common stock and warrants to purchase shares of common stock. In January 2022, a total of $500,000 was paid to the note holder. As of the date of this filing, this note had a remaining principal balance of $500,000.

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

On or about May 25, 2022, the Company announced that it had suspended the payment on the Series A Preferred Stock to preserve cash. Since June 20, 2022, dividends on the Series A Preferred Stock are accruing at the rate of approximately $61,664 per month. The total arrearage on the date of filing for the accrued dividends is approximately $554,976.

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

COMSovereign Holding Corp.

Date: February 24, 2023	/s/ David A. Knight
David A. Knight
Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2023	/s/ David A. Knight
David A. Knight
Acting Principal Financial and Accounting Officer