Form 10-K
period 2022-12-31
COMSovereign Holding Corp.
filed 2023-12-07
CIK 1178727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-39379

COMSOVEREIGN HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	46-5538504
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

6890 E Sunrise Drive, Suite 120-506, Tucson, AZ	85750
(Address of Principal Executive Offices)	(Zip Code)

(206) 796-0173

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $11,780,053 (based on the closing price of the common stock as reported on The Nasdaq Stock Market LLC of $16.90 per share).

There were 2,695,571 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding as of December 6, 2023.

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

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” that represent our beliefs, projections and predictions about future events. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, gross margins, profitability, cash flows, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	the potential impact of pandemics, natural disasters and supply chain issues on our business and results of operations;

●	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flows, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flows they are capable of delivering in the future;

●	the effects on our business operations, financial results, and prospects of business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

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

ii

PART I

ITEM 1. BUSINESS

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

We provide the following categories of product offerings and solutions to our customers:

●	Wireless Transport Solutions. We offer a line of high-capacity packet microwave solutions that drive next-generation intellectual property (“IP”) networks. Our carrier-grade point-to-point packet microwave systems transmit broadband voice, video and data. Our solutions enable service providers, government agencies, enterprises and other organizations to meet their increasing bandwidth requirements rapidly and affordably. The principal application of our product portfolio is wireless network transport, including a range of products ideally suited to support the emergence of underlying small cell networks. Additional solutions include leased-line replacement, last mile fiber extension and enterprise networks.

●	Edge Compute Capable 4G LTE and 5G Network in a Box. We offer both 4G/LTE and 5G New Radio (“NR”) based Network in a Box capable of connecting to other access radios or directly to mobile devices such as mobile phones and other Internet-of-things devices. The all-in-one mobile networks support edge-based application hosting and enable third-party service integration.

●	Tethered Drones and Aerostats. We design, manufacture, sell and provide logistical services for specialized tethered aerial monitoring and communications platforms serving national defense and security customers for use in applications such as intelligence, surveillance, and reconnaissance (“ISR”) and tactical communications. We focus primarily on a suite of tethered aerostats known as the Winch Aerostat Small Platform, which are principally designed for military and security applications and provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high-strength armored tether. Our recently acquired HoverMast line of quadrotor-tethered drones feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically-improved situational awareness and communications capabilities to users.

We are also developing processes that we believe will significantly advance the state-of-the-art in silicon photonic (“SiP”) devices for use in advanced data interconnects, communication networks and computing systems. We believe our novel approach will allow us to overcome the limitations of current SiP optical modulators, dramatically increase computing bandwidth, and reduce drive power while offering lower operating costs. In addition, we are seeking to leverage our AI capabilities in our Non-Line of Sight (NLOS) unlicensed radio enhancing and extending these capabilities to further support our customers’ environments while expanding and extending our footprint of AI capabilities through new partnerships.

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

Our Business

Our CORE business is comprised of the following products:

●	Licensed Microwave (DragonWave-X LLC). DragonWave-X, LLC and its operating subsidiaries, DragonWave Corp. and DragonWave-X Canada, Inc. (collectively, “DragonWave”)), are a manufacturer of high-capacity microwave and millimeter wave point-to-point telecom backhaul radio units. DragonWave and its predecessor have been selling telecom backhaul radios since 2012 and its microwave radios have been installed in over 330,000 locations in more than 100 countries worldwide. According to a report of the U.S. Federal Communications Commission, as of December 2019, DragonWave was the second largest provider of licensed point-to-point microwave backhaul radios in North America. DragonWave was acquired by ComSovereign in April 2019 prior to the ComSovereign Acquisition. On May 23, 2022, the Company sold the assets of DragonWave’s Canadian subsidiary, and transferred the related employees and assigned the Canadian lease of DragonWave’s Canadian subsidiary, to a third party.

●	4G and 5G Edge Compute (Virtual NetCom, LLC). Virtual NetCom, LLC (“VNC”)) is an edge compute focused wireless telecommunications technology developer and equipment manufacturer of both 4G LTE Advanced and 5G NR capable radio equipment. VNC designs, develops, manufactures, markets, and supports a line of network products for wireless network operators, mobile virtual network operators, cable TV system operators, and government and business enterprises that enable new sources of revenue, and reduce capital and operating expenses. We acquired the product (formerly VNC) in July 2020.

●	Unlicensed Microwave (FastBack). Skyline Partners Technology LLC, which conducted business under the name Fastback Networks (“Fastback”)), is a manufacturer of intelligent backhaul radio (“IBR”) systems that deliver high-performance wireless connectivity to virtually any location, including those challenged by Non-Line of Sight limitations. Fastback’s advanced IBR products allow operators to economically add capacity and density to their existing cellular networks and expand service coverage density with small cells. These solutions also allow operators to both provide temporary cellular and data service utilizing mobile/portable radio systems and provide wireless Ethernet connectivity. We acquired Fastback in January 2021.

●	Engineering Services (Silver Bullet Technology, Inc.) enables us to provide engineering services including the design and develop of next generation network systems and components, including large-scale network protocol development, software-defined radio systems and wireless network designs. ComSovereign acquired Silver Bullet in March 2019 prior to the ComSovereign Acquisition.

●	Mobile Edge Compute (SAGUNA Networks Ltd.) based in Yokneam, Israel, is the software developer behind the award-winning SAGUNA Edge Cloud, which transforms communication networks into powerful cloud-computing infrastructures for applications and services, including augmented and virtual reality, Internet of Things (“IoT”), edge analytics, high-definition video, connected cars, autonomous drones and more. SAGUNA allows these next-generation applications to run closer to the user in a wireless network, dramatically cutting down on latency, which is a fundamental and critical requirement of 5G networks. SAGUNA’s Edge Cloud operates on general purpose computing hardware but can be optimized to support the latest artificial intelligence and machine learning features through dedicated accelerators. We acquired SAGUNA in October 2021. In order to conserve cash, SAGUNA idled the employees in June 2022.

Our NONCORE business is comprised of the following products:

●	Drones (Lighter Than Air Systems Corp., doing business under the name Drone Aviation) based in Jacksonville, Florida develops and manufactures cost-effective, compact and enhanced tethered unmanned aerial vehicles, including Lighter-Than-Air aerostats and drones that support surveillance sensors and communications networks. We acquired Drone Aviation in June 2014.

●	Silicon Photonics (VEO Photonics, Inc.) based in San Diego, California, is a research and development group innovating SiP technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment. ComSovereign acquired VEO in January 2019 prior to the ComSovereign Acquisition. In order to conserve cash, VEO idled the employees in June 2022.

As part of the Company’s restructuring, commencing January 1, 2023, the Company integrated its previously separate reporting units, including employing a single integrated sales function, and the Chief Executive Officer manages the Company and makes decisions based on the Company’s consolidated operating results.

Nasdaq Compliance Developments

Throughout most of 2022, our common stock was not in compliance with the $1.00 minimum closing bid price requirement. We were given grace periods and regained compliance on or about February 27, 2023, by having the closing bid price of our common stock exceed $1.00 for a minimum of ten (10) consecutive trading days during the grace period by implementing a 1-for-100 reverse stock split of our outstanding common stock on February 10, 2023.

On February 27, 2023, the Company regained compliance with Nasdaq Listing Rule 5550(a)(2), the $1.00 minimum closing bid price requirement (“minimum bid price”) price of the Company’s common stock following the successful filing of its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022 pursuant to Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports (“filing requirements”) with the Securities and Exchange Commission (“SEC”).

On March 31, 2023, the Company filed a notice of late filing on Form 12b-25 with the Securities and Exchange Commission (the “SEC”) to report that its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) would not be timely filed. On April 18, 2023, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company has not yet filed the Form 10-K, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. On May 17, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed the Form 10-K or its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "Form 10-Q”), the Company is not in compliance with Nasdaq Listing Rules. On August 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, the Company is not in compliance with Nasdaq Listing Rules. On October 16, 2023, the Company received notice from the Listing Qualifications Staff (the “Staff”) indicating that the Staff had determined to delist the Company’s securities unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Staff’s determination was based upon the Company’s continued non-compliance with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) because the Company has not filed its Form 10-K for the year ended December 31, 2022, and the Forms 10-Q for the periods ended March 31, 2023 and June 30, 2023. On November 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company is not in compliance with Nasdaq Listing Rules.

The Company requested and obtained a hearing before the Panel as well as a further stay of any additional action by Nasdaq pending the issuance of a decision by the Panel. There can be no assurance that a favorable decision will be obtained.

If the Company fails to timely regain compliance with the Nasdaq Listing Rule within any grace period granted by the Nasdaq Hearings Panel, the Company’s common stock, warrants and 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock will be subject to delisting from Nasdaq. There is no assurance that the Company will regain compliance during any grace periods or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during a grace period, Nasdaq will notify us that our common stock, warrants, and 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock will be delisted from The Nasdaq Capital Market.

On June 21, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the Company’s minimum Market Value of Publicly Held Shares, as defined by Nasdaq ("MVPHS”), of the Company’s 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock ("Preferred Stock”) has been below the minimum $1 million requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5555(a)(4) (the "Minimum Market Value of Publicly Held Shares Requirement”). Under Nasdaq rules, the Company will have the opportunity to appeal the delisting decision to a Nasdaq Hearings Panel. There can be no assurance that, if the Company decides to appeal the delisting determination, such appeal would be successful.

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has been provided a compliance period of 180 calendar days from receipt of the letter, or until December 18, 2023, to regain compliance with the Minimum Market Value of Publicly Held Shares Requirement. To regain compliance with the Minimum Market Value of Publicly Held Shares Requirement, the Company’s Preferred Stock MVPHS must be $1 million or more for a minimum of 10 consecutive business days during the compliance period ending on December 18, 2023. There can be no assurance that the Company will be able to regain compliance with either listing requirement.

Our Industry

We participate in the large and growing global market for connectivity and essential communications infrastructure. This market is being driven by the growth in demand for data-intensive bandwidth and the necessity for reduced latency (the time it takes to send data from one point to another) associated with the continued demand of smartphones, tablets and machine-to-machine (M2M) communication, as well as the proliferation of data centers, big data, cloud-based services, streaming media content and IoT. In addition, video and gaming distribution over the broadband IP network is transforming how content is managed and consumed overall. This increase in data usage and demand is taxing available broadband of many service providers, which requires far more efficient technologies to meet demand. For example, in reaction to the COVID-19 pandemic, a leading media streaming service reduced the quality of videos from high definition to standard definition in certain regions in order to free up additional bandwidth required by workers performing online functions from their homes.

Today’s cellular networks are predominantly based on 4G technologies. These networks constantly undergo expansion of coverage and densification with additional sites to cater to higher demands for speeds and to make more services available per given area. According to certain publications and as of the fourth quarter 2019, 33 operators across 18 countries, representing 8% of the global mobile connections base (excluding cellular IoT), have launched commercial 5G mobile services, and 77 operators have announced plans to launch 5G services in the coming months. These investments in 5G radio network infrastructure, and consequently, associated wireless data hauling, are expected to gradually increase during the next several years. In order to allocate spectrum resources for 4G and 5G, many network operators are shutting down their 2G and/or 3G network (a “network sunset”) in order to re-allocate radio access network frequency bands to 4.5 and 5G services. These market dynamics of network expansion and densification have resulted in higher demand for wireless hauling capacity at increased density, requiring more sophisticated services over the network at far higher volumes than were available in recent years. Such services include the many 5G use cases, which among others, include enhanced mobile broadband, mission critical services, IoT and Industrial IoT, gigabit broadband to homes, multi gigabits services to enterprises and more.

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

Evolving Network Architecture and Technology

The pace of change in networking has increased in recent years as consumers and data-driven businesses utilize more bandwidth with increasingly complex mobile and connected devices. Cellular networks are now experiencing exponential growth in network infrastructures, which is revolutionizing how consumers connect to each other and changing the network architecture needed to support consumer demand. This trend requires better network coverage, greater broadband access, increased capacity, and larger data storage capacity.

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

Transition from Traditional to the IoT

The IoT is rapidly evolving from an industry trend to a tangible, mature, established technology. Many operators have begun to transition to operable 5G networks and have announced deployments of 5G technology. This technology is primarily operating at higher frequency, such as millimeter wave radios, and using higher order (more efficient) modulation methods to improve network capacity. The number of 5G-enabled devices is expected to continue to increase during 2023 and accelerate beyond that. The primary benefits of 5G are expected to include:

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

Our Growth Strategy

Under the leadership of our senior management team, we intend to address and exploit the large and growing market for internet connectivity and essential communications infrastructure as we continue to build our sales, marketing, and operations groups to support our planned growth while focusing on increasing operating margins through cost control measures. While organic growth will be our primary focus in driving our business forward, we expect acquisitions and select teaming and partnering arrangements with other companies will play a strategic role in strengthening our existing product and service lines and providing cross-selling opportunities. We are pursuing several growth strategies, including:

●	Continue to Innovate and Extend our Technology Leadership. Mobile broadband infrastructure innovations are required to dramatically improve the commercial viability of both the 4G LTE and 5G buildouts. It is well documented that substantially more infrastructure is required for 5G to be viable. However, with the huge increase in radio access network components required for an IoT/5G buildout, relative capital costs must come down to allow data to remain affordable. This requires doing more with less through “innovation.” We expect our continued investments in research and development will enable us to continue to provide innovative products to the marketplace. For example, in 2024 we expect to demonstrate initial products incorporating our patented In-Band Full-Duplex technology, which is expected to greatly improve wireless transmission efficiency, and as a result, the data throughput, of wireless spectrum channels. We also continue to pursue VEO’s SiP research, discoveries and developments, which we believe will not only eliminate the current log-jam many internet providers and data centers experience by providing significantly greater data speed and throughput in the switch that converts data bits from voltage modulations in the copper used in radios to light modulations that are used in fiber, and vice versa, but will also form the technological basis for the future of chip-to-chip light computing.

●	Enhance Sales Growth. We intend to generate additional growth opportunities by:

●	Growing our customer base and geographic markets. We intend to drive new customer growth by expanding our direct sales force focused on the mobile infrastructure markets. The initial focus of our direct sales program will be North America, with foreign sales coming through licensed channel partners and advisory personnel. In addition, we expect to leverage our existing base of resellers and more than 700 legacy customers to help proliferate the knowledge globally of our technical superiorities and increase our customer base.

●	Increasing penetration within existing customers. We plan to continue to increase our product penetration within our existing customer base by expanding the breadth of our product and service offerings to provide for continued cross-selling opportunities. For example, while we believe DragonWave is well known for its microwave backhaul radio products, we have additional millimeter wave frequency designs that can be offered to existing customers, as well as new customers. Further, the Fastback IBR radio products have seen a strong increase in customer demand over other lines and we plan to continue to feed that demand over the coming year.

●	Focus on Innovation to Solve Critical Problems. We plan to build on our legacy of innovation and on our portfolio of patents and patent applications by continuing to invest in research and development. We expect to focus on expanding the functionality of our backhaul and access equipment products, while investing in capabilities that address new market opportunities. We believe this strategy will enable new high-growth opportunities and allow us to continue to deliver differentiated high-value products and services to our customers. We also intend to utilize our deep industry expertise to offer unique perspectives to solve customers’ challenges. We intend to focus our investment on high-growth markets.

●	Become a Preferred Partner to our Customers. We plan to expand our position within the telecom industry by developing and enhancing value-creating partner relationships with our customers, suppliers and distributors, as well as our channel and technology partners. We intend to expand these relationships by innovating, collaborating and selling with our customers. We expect to meet our commitments and maintain our product quality while collaborating with our customers to ensure we are providing solutions to their key network challenges.

●	Pursue Strategic Relationships. We expect to continue to pursue strategic technology and distribution relationships, alliances and acquisitions that will help us align with the strategic priorities of our customers. We intend to continue to invest in technologies to ensure interoperability across the ecosystems that support our customers’ most critical business processes through our partner programs. We continue to work with current industry partners while exploring a range of new partnerships to expand the products and services we offer.

●	Grow Revenues and Market Share through Selective Acquisitions. Though not our strategy, we continue to explore the potential acquisition of private companies or technologies that can enhance our earnings and offer complementary products and services or expand our geographic and industry reach. We believe such acquisitions can help us to accelerate our revenue growth, leverage our existing strengths and capture and retain more work in-house as a prime contractor for our customers, thereby contributing to our profitability. We also believe that increased scale will enable us to bid and take on larger contracts.

●	Increase Operating Margins by Leveraging Operating Efficiencies. We believe that by centralizing administrative functions, consolidating insurance coverage, and eliminating redundancies across our newly acquired businesses, we will be positioned to offer more integrated end-to-end solutions and improve operating margins. We will also seek to reduce our manufacturing costs to increase our margins.

Our Products

All our products enhance or directly contribute to the overall telecommunication infrastructure and fall within the following product groups:

Micro and Millimeter Microwave Technologies and Products

We design, manufacture, and sell best-in-class (as defined by power, signal efficiency and range), microwave packet radio equipment for telecommunications and data. Our Harmony-branded line of backhaul radios are data efficient and offer one of the most powerful, longest-range solutions for backhaul in the industry. The Fastback Intelligent Backhaul Radio (“IBR”) offers a unique and patented “point-to-any-point” microwave backhaul solution that solves critical issues across both private and public networks. Our line of radio models have the following characteristics:

●	Harmony Enhanced MC: Our Harmony Enhanced MC radios are high-capacity packet microwave radios that build upon the Harmony Enhanced family of radios by delivering a multi-carrier channel system and doubling the capacity available in a single microwave outdoor unit. Because the radio and modem are integrated into a single highly compact outdoor unit, Harmony Enhanced MC is a zero-footprint solution that eliminates rack congestion and minimizes colocation space. The ultra-high power increases the overall system gain and allows for deployment of smaller dishes, higher order modulations or increased link availability. Our Harmony MC radios also achieve the highest degree of spectral efficiency (with 4096 QAM capability, 112-megahertz (MHz) channel support, and leading system gain) in the marketplace, delivering more capacity per channel with a longer reach than any other all-outdoor microwave system.

●	Fastback IBR: The Fastback IBR fuses advanced radio frequency and software-defined radio technologies; sophisticated switching and LTE silicon, proprietary architecture, signal processing and antenna array design — all in a single device. The result is an intelligent, versatile, and easily installed radio device that delivers multiple “firsts” in backhaul operation. The IBR is packed with advances, including highest speed with lowest latency, breakthroughs in transmission to ease set-up and mitigate interference, on-board power to simplify install, and a compact design that guarantees deployment in any location or environment. These innovations address customers’ real-world challenges of network densification, both technically and economically. From macrocell upgrades in line of site (“LOS”) and non-line of site (“nLOS”) conditions, to new connectivity across fully-obstructed NLOS environments, the IBR has proven its ability to delivery carrier grade reliability.

Engineering efforts are underway now with two additional enhancements — full-duplex and transpositional modulation waveforms that will be programmed to significantly enhance the spectral efficiency of our microwave radios, and, we believe, will far exceed our competitor’s offerings. These enhancements have the following characteristics:

●	In-Band Full-Duplex Technology: During 2024, we expect to demonstrate our first microwave products incorporating our proprietary in-band full-duplex technology that was innovated by our Lextrum subsidiary. This technology, which is useful in almost any wireless communication system, functions by essentially doubling the data throughput on existing antennae by sending and receiving simultaneously on the same frequency. This capability is critical in backhaul networks (tower-to-tower applications) and is a fundamental component of 5G wireless technology if it is to operate most efficiently. Following commercial rollout of this technology in our own products, Lextrum expects to begin licensing its technology for use to other radio designers and manufacturers, which we believe will generate license and royalty fee revenues commencing in late 2024.

Software Offerings

Our Mobile Edge Compute, Edge Cloud, transforms communication networks into powerful cloud-computing infrastructures for applications and services, including augmented and virtual reality, Internet of Things (“IoT”), edge analytics, high-definition video, connected cars, autonomous drones and more. SAGUNA allows these next-generation applications to run closer to the user in a wireless network, dramatically cutting down on latency, which is a fundamental and critical requirement of 5G networks. SAGUNA’s Edge Cloud operates on general purpose computing hardware but can be optimized to support the latest artificial intelligence and machine learning features through dedicated accelerators.

Tethered Drones and Aerostats

Through our Drone Aviation and SKS subsidiaries, we design, develop, market, sell and provide logistical services for specialized tethered aerial monitoring and communications platforms serving national defense, security, and commercial customers for use in applications including surveillance and communications. Through Drone Aviation, we focus primarily on the development of a tethered aerostat known as the WASP, which is principally designed for military and security applications where it provides secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high strength armored tether. Through SKS, we offer our HoverMast line of quadrotor-tethered drones that feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically improved situational awareness and communications capabilities to users. HoverMast is utilized by the Israeli government for border patrol and coastal applications and is also deployed in several international markets.

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

Both the WASP and WASP Lite aerostat systems employ a tethered envelope filled with helium gas for lift to carry either a stabilized ISR or communications payload, a portable ground control station and a datalink between the ground station and the envelope. Hovering between 500 and 1,500 feet above the ground, the systems provide surveillance and communications capabilities with relatively low acquisition and operating costs. The systems require an operational crew of a minimum of two people, have relatively simple maintenance procedures, and feature quick retrieval and helium top-off for re-inflation. The HoverMast system can deploy and recover the tethered drone unit at heights ranging from 15 feet to 330 feet in minutes. SKS was idled in June 2022 and subsequently sold in March 2023.

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

Our professional services are provided primarily by our Silver Bullet subsidiary, which engineers, designs and develops a broad range of next-generation network systems and system components, including:

●	hardware and software design and development, including ISR, embedded designs, high-speed digital and radio frequency (RF), printed circuit board design, field-programmable gate array (FPGA) and application-specific integrated circuit (ASIC) designs;

●	large-scale network protocol development and software-defined radio systems; and

●	wireless communications designs in tactical, automotive and cellular communication systems, municipal/public networks, security systems, and consumer electronics.

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

Competition

The telecommunications and mobile broadband markets are highly competitive and rapidly evolving. We compete with domestic and international companies, many of which have substantially greater financial and other resources than we do. We encounter substantial competition in most of our markets, although we believe we have few competitors that compete with us in performance capabilities across all our product lines and markets. Our principal competitors in one or more of our product lines or markets include Ericsson, Nokia, Cambium, Ceragon, Aviat and Huawei. We also compete with internally developed network solutions of certain network equipment manufacturers, including Facebook, Google, AT&T, Verizon, and T-Mobile. Finally, we face competition from working groups and associations that are the result of joint developments among certain of the competitors listed above. Consolidation in the telecommunications and mobile broadband industry has increased in recent years, and future consolidation could further intensify the competitive pressures that we face.

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

In addition to patents, we also possess other intellectual property, including trademarks, know-how, trade secrets, design rights and copyrights. We control access to and use of our software, technology, and other proprietary information through internal and external controls, including contractual protections with employees, contractors, customers, and partners. Our software is protected by U.S. and international copyright, patent, and trade secret laws. Despite our efforts to protect our software, technology and other proprietary information, unauthorized parties may still copy or otherwise obtain and use our software, technology, and other proprietary information. In addition, we have expanded our international operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.

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

Employees

As of December 31, 2022, we employed 25 full-time employees and 6 contractors for a total of 31 full-time equivalents (FTEs), consisting of 3 FTEs in research and development, 17 FTEs in operations, which includes manufacturing, supply chain, quality control and assurance, and 11 FTEs in executive, sales, marketing, general and administrative positions. The 6 contractors are in marketing and general and administrative roles. As a result of the reduction of workforce, the Company may face claims from terminated employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. In general, we consider our employee relations to be good. All employees are subject to contractual agreements that specify requirements on confidentiality and restrictions on working for competitors, as well as other standard matters.

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

Risk Factors Summary

An investment in our securities involves a high degree of risk. Any of the factors set forth under “Risk factors” may limit our ability to successfully execute our business strategy. You should carefully consider all of the information set forth in this Annual Report, and, in particular, you should evaluate the specific factors set forth under “Risk Factors” in deciding whether to invest in our securities. Among these important risks are the following:

●	Since our acquisition of ComSovereign in November 2019 and considering our recent liquidity challenges, we lack an established operating history on which to evaluate our consolidated business and determine if we will be able to execute our business plan, and we can give no assurance that our operations will result in profits.

●	We incurred net losses in our fiscal years ended December 31, 2022 and 2021 with negative cash flows, and we cannot assure you as to when, or if, we will become profitable and generate positive cash flows.

●	We expect to continue to incur losses from operations and negative cash flows, which raise substantial doubt about our ability to continue as a going concern.

●	We may not generate sufficient cash flows to cover our operating expenses.

●	We have significant debt and if we are unable to repay our debt when it becomes due, our business, financial condition and results of operations could be materially harmed.

●	We have defaulted on certain debt obligations and lease obligations and if we are unable to meet our obligations when it becomes due, our business, financial condition and results of operations could be materially harmed.

●	If we are unable to obtain additional funding when needed, our business operations will be harmed, and if we do obtain additional financing, our then-existing stockholders may suffer substantial dilution.

●	Raising capital in the future could cause dilution to our existing stockholders and may restrict our operations or require us to relinquish rights.

●	Pandemics may negatively affect our operations depending on the severity and longevity of the pandemic.

●	Rapid technological change in our market and/or changes in customer requirements could cause our products to become obsolete or require us to redesign our products, which would have a material adverse effect on our business, operating results and financial condition.

●	Product development is a long, expensive and uncertain process, and our failure to develop marketable products in our various markets could adversely affect our business, prospects and financial condition.

●	We compete with companies that have significantly more resources for their research and development efforts than we have or have received government contracts for the development of new products.

●	Product quality problems, defects, errors or vulnerabilities in our products could harm our reputation and adversely affect our business, financial condition, results of operations and prospects.

●	If we lose our rights to use software we currently license from third parties, we could be forced to seek alternative technology, which could increase our operating expenses and could adversely affect our ability to compete.

●	If sufficient radio spectrum is not allocated for use by our products or if we fail to obtain regulatory approval for our products, our ability to market our products may be restricted.

●	If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business.

●	Our future profitability may depend on achieving cost reductions from increasing manufacturing quantities of our products. Failing to achieve such reductions in manufacturing costs could materially affect our business.

●	We rely primarily upon two outsourced manufacturers, one each for manufacturing FastBack radios and DragonWave radios and related components and we are exposed to the risk that these two manufacturers will not be able to satisfy our manufacturing needs on a timely basis.

●	Our potential customers for our aerostat and drone products are likely to include U.S. Government or Government-related entities that are subject to appropriations by Congress. Reduced funding for defense procurement and research and development programs would likely adversely impact our ability to generate revenues.

●	Challenging global economic conditions, ongoing geopolitical and trade uncertainty and ongoing local and regional conflicts may adversely impact the demand, cost and pricing for our products and services, as well as limit our ability to grow.

●	We may be unable to successfully integrate our recent and future acquisitions, which could adversely affect our business, financial condition, results of operations and prospects.

●	There may be health and safety risks relating to wireless products.

●	If a successful product liability claim were made against us, our business could be seriously harmed.

●	Our tethered aerostat and drone business and operations are subject to the risks of hurricanes, tropical storms, and other natural disasters.

●	We have identified material weaknesses in our internal control over financial reporting, and we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

●	Our common stock price may be volatile, which could result in substantial losses to investors and litigation.

●	We have been delinquent with timely filing of our Annual Report and Quarterly Reports with the SEC and cannot assure that we will be able to timely file our reports in the future.

●	We are not in compliance with Nasdaq’s listing standards and cannot assure that we will be able to comply with Nasdaq’s listing standards in the future or that our common stock, warrants, and 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock will remain listed on The Nasdaq Capital Market.

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

We incurred net losses in our 2022 and 2021 fiscal years with negative cash flows, and we cannot assure you as to when, or if, we will become profitable and generate positive cash flows.

We experienced net losses from operations in our fiscal years ended December 31, 2022 and 2021, and we may continue to incur net losses from operations in the future. Losses have historically required us to seek additional funding through the issuance of debt or equity securities. Our long-term success is dependent upon, among other things, achieving positive cash flows from operations and, if necessary, augmenting such cash flows using external resources to satisfy our cash needs. There can be no assurance that we will be able to obtain additional funding, if needed, on commercially reasonable terms, if at all.

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

As noted above, we have incurred recurring losses since inception. Until we can generate significant sales of our product lines, we expect to continue to incur losses primarily as a result of costs and expenses related to research and continued development of the technologies of our operating subsidiaries and our corporate general and administrative expenses. Our operations to date have been funded primarily through sales of our debt and equity securities. As of December 31, 2022, we had negative working capital of approximately $15.9 million and limited available cash. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

We have significant debt and if we are unable to repay our debt when it becomes due, our business, financial condition and results of operations could be materially harmed.

As of December 31, 2022, we had total debt of approximately $13.5 million, excluding accrued interest. Our outstanding indebtedness could have significant effects on our business, such as:

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

We have defaulted on certain debt obligations and if we are unable to meet our obligations when it becomes due, our business, financial condition and results of operations could be materially harmed.

Certain of our debt obligations required us to timely file periodic financial reports with the SEC. On or about April 16, 2022, we became in default of such provisions by failing to file our Form 10-K for the period ended December 31, 2021. We also failed to timely file our Form 10-Q for the periods ended March 31, 2022, June 30, 2022, and September 30, 2022. Those periodic reports have subsequently been filed with the SEC and the Company regained compliance with Nasdaq effective February 27, 2023.

On March 31, 2023, COMSovereign Holding Corp. (the “Company”) filed a notice of late filing on Form 12b-25 with the Securities and Exchange Commission (the “SEC”) to report that its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) would not be timely filed. We also failed to timely file our Form 10-Q for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023.

On April 18, 2023, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company has not yet filed the Form 10-K, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. On May 17, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed the Form 10-Q for the period ended March 31, 2023, the Company remains not in compliance with respect to the delinquent reports. On August 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, the Company is not in compliance with Nasdaq Listing Rules.

On October 16, 2023, the Company received notice from the Listing Qualifications Staff (the “Staff”) indicating that the Staff had determined to delist the Company’s securities unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Staff’s determination was based upon the Company’s continued non-compliance with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) because the Company has not filed its Form 10-K for the year ended December 31, 2022, and the Forms 10-Q for the periods ended March 31, 2023 and June 30, 2023. On November 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company is not in compliance with Nasdaq Listing Rules.

The Company requested and obtained a hearing before the Panel, as well as a further stay of any additional action by Nasdaq pending the issuance of a decision by the Panel. There can be no assurance that a stay will be granted or that a favorable decision will be obtained.

If the Company fails to timely regain compliance with the Nasdaq Listing Rule within any grace period granted by the Nasdaq Hearings Panel, the Company’s common stock, warrants and 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock will be subject to delisting from Nasdaq. There is no assurance that the Company will regain compliance during any grace periods or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during a grace period, Nasdaq will notify us that our common stock, warrants, and 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock will be delisted from The Nasdaq Capital Market.

We have debt obligations that we are in default on and are not timely able to satisfy.

Our outstanding indebtedness and defaults on debt could have significant effects on our business, such as:

●	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;

●	requiring us to dedicate a portion of our cash flows from operations to make debt payments, which would reduce availability of our cash flows to fund working capital, capital expenditures, potential acquisitions, execution of our growth strategy and other general corporate purposes;

●	making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;

●	placing us at a competitive disadvantage compared with our competitors that have not defaulted on lease obligations; and

●	costs associated with potential lawsuits over defaulted debt obligations.

We may not be able to generate sufficient cash flows from our operations to repay our debt obligations when they become due and to meet our other cash needs. If we are not able to pay our debt obligations as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness, or selling additional debt or equity securities. We may not be able to sell additional debt or equity securities or sell our assets on favorable terms, if at all, and if we must sell our assets, we may negatively affect our ability to generate revenue.

We have defaulted on certain lease obligations and if we are unable to meet our obligations when it becomes due, our business, financial condition and results of operations could be materially harmed.

On February 1, 2022, we entered into a 10-year lease for 140,405 square feet of commercial space in Tucson, Arizona, and defaulted on this lease on or about March 1, 2022. In addition, at least three of our subsidiaries are in default of leases.

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

We may not be able to generate sufficient cash flows from our operations to repay our lease obligations when they become due and to meet our other cash needs. If we are not able to pay our lease obligations as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness, or selling additional debt or equity securities. We may not be able to sell additional debt or equity securities or sell our assets on favorable terms, if at all, and if we must sell our assets, we may negatively affect our ability to generate revenue.

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

The occurrence of pandemics has and may still negatively affect our operations depending on the severity and longevity of the pandemic.

A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. In addition, it may hamper our efforts to comply with our filing obligations with the SEC. At this time, we cannot predict the impact of pandemics on our ability to obtain financing necessary to fund our working capital and other requirements. Depending on the severity and longevity of pandemics, our business, customers and stockholders has and may still experience a significant negative impact.

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

The development of our technologies and products, particularly for our proposed full-duplex wireless microwave products and our state-of-the-art in silicon photonic (“SiP”) technologies product lines, is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such investment. We continue to make significant investments in research and development relating to our technologies and products. Investments in new technology and processes are inherently speculative. Technical obstacles and challenges we encounter in our research and development process may result in delays in or abandonment of product commercialization, substantially increase the costs of development and negatively affect our results of operations.

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

Although we have sold our DragonWave and FastBack radios, 5G solution, our WASP aerostat systems and various other aerostat intelligence, surveillance, and reconnaissance (“ISR”) systems and components, our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities. Upon demonstration, our products may not have the capabilities they were designed to have or that we believed they would have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than ours. Moreover, competing products may prevent us from gaining wide market acceptance of our products. We may not achieve significant revenue from new product investments for a number of years, if at all.

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

We and the contract manufacturers of our products rely on a limited number of suppliers for the raw materials and hardware components necessary to manufacture our products. We do not have any long-term agreements with any of our suppliers that obligate them to continue to sell their materials or products to us. Our reliance on these suppliers involves significant risks and uncertainties as to whether our suppliers will provide an adequate supply of required raw materials, component parts, and products. Lead-times for limited-source materials and components can be as long as twelve months, vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. From time to time, shortages in allocations of components have resulted in delays in filling orders. Shortages and delays in obtaining components in the future could impede our ability to meet customer orders. In addition, as the demand for these components and other products increases, it is likely that the price for these components will increase. If we or our contract manufacturers are unable to obtain the raw materials, including certain electrical components used in our products or the helium gas used in our aerostat products to provide lift, and component parts in the quantities and the quality we require on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis, which could cause our customers to terminate their contracts with us, increase our costs and materially harm our business, results of operations, and financial condition. Furthermore, if our suppliers or the suppliers of our contract manufacturers are unable or unwilling to supply the raw materials or components, we or our contract manufacturers require, we will be forced to locate alternative suppliers and possibly redesign our products to accommodate components from alternative suppliers. This would likely cause significant delays in manufacturing and shipping our products to customers and could materially harm our business.

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

We have limited experience manufacturing certain of our products, particularly our tethered aerostat and drone products and our DragonWave and FastBack microwave radio products, in high volumes and do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in large quantities while maintaining our quality, speed, price, engineering and design standards. Our inability to develop such manufacturing processes and capabilities could have a material adverse effect on our business, financial condition, and results of operations. We expect our suppliers to experience an increase in demand for their products, and we may not have reliable access to supplies that we require and may not be able to purchase such materials or components at cost effective prices. There is no assurance that we will obtain any material labor and machinery cost reductions associated with higher production levels, and failure to achieve these cost reductions could adversely impact our business and financial results.

We rely primarily upon two outsourced manufacturers, one for manufacturing our FastBack radios and one for manufacturing DragonWave radios and related components and we are exposed to the risk that these two manufacturers will not be able to satisfy our manufacturing needs on a timely basis.

We do not have internal manufacturing capabilities to mass produce our FastBack and DragonWave radios and related components and we rely upon two outsourced manufacturers, SMC for FastBack and Benchmark for DragonWave, to manufacture such products. See “Description of the Business — Manufacturing, Suppliers and Vendors.” Our ability to ship products to our customers could be delayed or interrupted as a result of a variety of factors relating to our outsourced manufacturer, including:

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

We anticipate that the majority of our revenue to be derived from our aerostat product and radio product sales, at least in the foreseeable future, will come from U.S. Government and Government-related entities, including the U.S. Department of Defense and other departments and agencies. Government programs in which we may seek to participate, and contracts for tethered aerostats and drones or microwave radios, must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control. A government closure based on a failure of Congress to agree on federal appropriations or the uncertainty surrounding a continuing resolution may result in termination or delay of federal funding opportunities we are pursuing. Reductions, extensions, or terminations in a program in which we are seeking to participate, or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits. We cannot predict whether potential changes in security, defense, communications, and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues. In addition, our ability to participate in U.S. Government programs may be affected by the adoption of new laws or regulations relating to government contracting or changes in existing laws or regulations, changes in political or public support for security and defense programs, and uncertainties associated with the current global threat environment and other geo-political matters.

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

Our revenues and operating results depend on the overall demand for our technologies and services. If the U.S. and worldwide economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, pandemics, natural disasters, shifts in market demand for our services, actions by competitors or other causes), we may not be able to maintain or expand the growth of our revenue.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

During the years ended December 31, 2022 and 2021, approximately 7% and 12%, respectively, of our revenues were derived from sales outside of North America. While our near-term focus is on the North American telecom and infrastructure and service market, a key element of our growth strategy is to expand our worldwide customer base and our international operations, initially through agreements with third-party resellers, distributors and other partners that can market and sell our products in foreign jurisdictions. Supporting our distributors operating in international markets may require significant resources and management attention and may subject us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other international markets. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

The challenging global economic conditions due to the pandemic, downturn in the global economy, political unrest and uncertainty, labor and supply shortages, inflation and rising interest rates, and numerous ongoing local and regional conflicts may have adverse, wide-ranging effects on demand for our products and for the products of our customers. In addition, the geopolitical risks and trade frictions, including trade restrictions, enhanced sanctions measures and increased safeguards for national security purposes, can impact global market conditions and continue to be challenging for global supply chains in general and information and communication technologies supply chains in particular. This could cause operators and other customers to postpone investments or initiate other cost-cutting measures to maintain or improve their financial position. This could also result in significantly reduced expenditures for our products and services, in which case our operating results (EBIT) would suffer. If demand for our products and services were to fall, we may experience material adverse effects on our revenues, cash flow and value of our assets and we could incur increased operating losses. Furthermore, if demand is significantly weaker or more volatile than expected, our borrowing opportunities and costs as well as the trading price of our common stock could be adversely impacted. Should global economic conditions fail to improve or should they worsen or should political unrest and uncertainty, labor and supply shortages, natural disasters, increasing inflation and rising interest rates, or geopolitical problems or trade frictions fail to improve or should they worsen, other business risks we face could intensify and could also negatively impact our business prospects of operators and other customers.

All of the above may have a material and potentially lasting adverse impact on our product development, supply chains, sales and operating results. Such adverse impacts may include for example:

●	Reduced demand for products and services, resulting in increased price competition or deferrals of purchases, with lower revenues not fully compensated through reduced costs;

●	Reduced or loss of sales in foreign markets;

●	Excess and obsolete inventories and excess manufacturing capacity;

●	Increased trade restrictions, including economic sanctions and export controls, tariffs and increased costs that may not be recoverable;

●	Financial difficulties or failures among our suppliers;

●	Increased demand for customer finance, difficulties in collection of accounts receivable and increased risk of counter party failures;

●	Impairment losses related to our intangible assets as a result of lower forecasted sales of certain products;

●	Increased difficulties in forecasting sales and financial results as well as increased volatility in our reported results;

●	Impairment losses related to our intangible assets as a result of lower forecasted sales of certain products;

●	Increased difficulties in forecasting sales and financial results as well as increased volatility in our reported results; and

●	End user demand could also be adversely affected by reduced consumer spending on technology, changed operator pricing, security breaches and trust issues.

Ongoing local and regional conflicts and wars may adversely impact the demand, cost and pricing for our products and services, as well as limit our ability to grow.

In February 2022, Russia invaded Ukraine, an escalation of the ongoing Russo-Ukrainian War conflict.  In October 2023, Hamas militants infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. The intensity and duration of these regional wars is difficult to predict, and so are such wars economic implications on the Company’s business and operations. To the extent that any of these negative developments do occur, they may have an adverse effect on the Company’s business, results of operations and its ability to raise additional funds. As of December 31, 2022, the Company considered the impact of these regional wars on its business and operational assumptions and estimates and determined there were no material adverse impacts on the Company’s consolidated results of operations and financial position as of December 31, 2023.

On October 7, 2023, Hamas militants infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. The intensity and duration of Israel’s current war against Hamas is difficult to predict, and as are such war’s economic implications on the Company’s business and operations. To the extent that any of these negative developments do occur, they may have an adverse effect on the Company’s business, results of operations and its ability to raise additional funds.

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

In addition, any completed acquisition or other transaction may not result in the intended benefits for other reasons and any completed acquisition or other transaction will create or involve a number of other risks such as, among others:

●	the need to integrate and manage the businesses and products acquired with our own business and products;

●	additional demands on our resources, systems, procedures, and controls;

●	disruption of our ongoing business;

●	diversion of management’s attention from other business concerns;

●	substantial investment of funds or financings by issuance of debt or equity securities that could result in dilution to our stockholders, impact our ability to service our debt within scheduled repayment terms or include covenants or other restrictions that would impede our ability to manage our operations;

●	substantial investment with respect to technology transfers and operational integration; and

●	the acquisition or disposition of product lines or businesses.

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

We may be unable to successfully integrate our acquisitions, which could adversely affect our business, financial condition, results of operations and prospects.

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

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property and technologies. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. We have numerous issued patents outside the United States, and many companies have had difficulty protecting their proprietary rights in foreign countries. We may not be able to prevent misappropriation of our proprietary rights.

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

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and sell products where insurance or indemnification may not be available, including:

●	designing and developing products using advanced and unproven technologies, microwave radio technology, and tethered aerostats and drones in intelligence and homeland security applications that are intended to operate in high demand, high risk situations; and

●	designing and developing products to collect, distribute and analyze various types of information.

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

For our business to be successful, we need to attract and retain highly-qualified technical, management and sales personnel. The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms or to retain good relationships with our partners might impede our ability to continue to develop, commercialize and sell our products. To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs to attract and retain such employees. We have a limited number of key management, technical and sales personnel, and we rely heavily on them. The loss of any members of our management, technical or sales teams may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business. We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

If we are unable to recruit and retain employees, our business would be negatively affected.

For our business to be successful, we need to attract and retain a sufficient number of employees. We have lost a significant number of employees in 2022. The failure to recruit and retain sufficient employees when needed with specific qualifications and on acceptable terms or to retain good relationships with our employees might impede our ability to continue to develop, commercialize and sell our products. To the extent the demand for employees exceeds supply, we could experience higher labor, recruiting and training costs to attract and retain such employees. The loss of employees may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business. We face competition for employees from other companies with significantly more resources available to them and thus may not be able to attract the level of employees for our business to succeed.

If we are required to reclassify independent contractors as employees, we may incur additional costs and taxes which could adversely affect our business, financial condition, results of operations and prospects.

We engage a number of independent contractors in our operations, particularly in our research and development efforts, for whom we do not pay or withhold any federal, state or provincial employment tax. There are several different tests used in determining whether an individual is an employee, or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. If we are required to pay employer taxes or pay federal withholding with respect to prior periods with respect to or on behalf of our independent contractors, our operating costs will increase, which could adversely impact our business, financial condition, results of operations and prospects.

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

We have historically had a small internal accounting and finance staff with limited financial accounting systems. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for the fiscal year ended December 31, 2021, our management team identified material weaknesses, which continued to exist as of December 31, 2022, relating to, among other matters:

●	we did not effectively segregate certain accounting duties due to the small size of our accounting staff;

●	a lack of timely reconciliations of the account balances; and

●	there is a lack of documented and tested internal controls to meet the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002.

Upon an improvement of our liquidity challenges, we intend to take additional steps, to seek to remediate these material weaknesses and to improve our financial reporting systems and to implement new policies, procedures, and controls. If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

Risks Relating to our Series A Preferred Stock

Our Series A Preferred Stock price may be volatile, which could result in substantial losses to holders and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our Series A Preferred Stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Series A Preferred Stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our Series A Preferred Stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	actual or anticipated variations in operating results of us and our competitors;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

●	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the telecommunications services and staffing industry;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations, or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors or members of our management team;

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters;

●	prevailing interest rates, increases in which may have an adverse effect on the market price of our Series A Preferred Stock;

●	trading prices of similar securities;

●	our history of dividend payments and the suspension of dividend payments;

●	the annual yield from dividends on our Series A Preferred Stock as compared to yields on other financial instruments;

●	general economic and financial market conditions;

●	government action or regulation;

●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry; and

●	our issuance of additional preferred equity or debt securities.

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

Our Series A Preferred Stock was issued on October 27, 2021, has no stated maturity date, and does not have an established trading market, which may negatively affect its market value and your ability to transfer or sell your shares.

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

Voting rights as a holder of our Series A Preferred Stock will be extremely limited. Shares of our common stock are currently the only class of our securities carrying full voting rights. Voting rights for holders of our Series A Preferred Stock exist primarily with respect to voting on amendments to our articles of incorporation (in some cases, voting together with the holders of other parity Preferred Stock), that materially and adversely affect the rights, preferences, privileges or voting powers of our Series A Preferred Stock or create additional classes or series of preferred stock that are senior to our Series A Preferred Stock and the ability to elect (voting separately as a class together with the holders of all other parity Preferred Stock) two additional directors to our board of directors in the event that 18 monthly dividends (whether or not consecutive) payable on our Series A Preferred Stock are in arrears, which occurred on November 20, 2023.

Dividends on our Series A Preferred Stock declared by us will be authorized by our board of directors in its sole discretion out of assets legally available for distribution and will depend upon a number of factors, including our earnings, our financial condition, restrictions under applicable law, our need to comply with the terms of our existing financing arrangements, the capital requirements of our Company and other factors as our board of directors may deem relevant from time to time. We may have to fund any declared dividends from working capital, borrow to provide funds for such dividends, or sell assets to the extent dividends exceed earnings or cash flows from operations. Funding dividends from working capital would restrict our operations. If we are required to sell assets to fund dividends, such asset sales may occur at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund dividends, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We suspended dividends in May 2022, and may not be able to pay dividends in the future.

We have suspended cash dividends on our Series A Preferred Stock, and we do not anticipate paying any cash dividends on our Series A Preferred Stock in the foreseeable future.

On May 25, 2022, we announced the suspension of cash dividends on our Series A Preferred Stock. We currently intend to retain future earnings, if any, to preserve cash in order to fund the development and growth of our business. Any future determination to pay cash dividends will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions, and other such factors as our board of directors may deem relevant. Not paying monthly dividends on the Series A Preferred Stock could cause significant material adverse consequences including negatively affecting its market value and your ability to transfer or sell your shares.

Additionally, if dividends on the Series A Preferred Stock are in arrears for 18 or more monthly periods, whether or not consecutive, which occurred on November 20, 2023, holders of shares of the Series A Preferred Stock would be entitled to vote for the election of a total of two additional directors to serve on our board of directors, until all unpaid dividends for past dividend periods with respect to the Series A Preferred Stock and any Parity Preferred Stock have been paid.

If our common stock or our Series A Preferred Stock is delisted, your ability to transfer or sell your shares of our Series A Preferred Stock may be limited and the market value of our Series A Preferred Stock will be materially adversely affected.

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

Throughout most of 2022, our common stock was not in compliance with the $1.00 minimum closing bid price requirement. We were given grace periods and regained compliance on or about February 27, 2023, by having the closing bid price of our common stock exceed $1.00 for a minimum of ten (10) consecutive trading days during the grace period by implementing a 1-for-100 reverse stock split of our outstanding common stock on February 10, 2023.

On February 27, 2023, the Company regained compliance with Nasdaq Listing Rule 5550(a)(2), the $1.00 minimum closing bid price requirement (“minimum bid price”) price of the Company’s common stock following the successful filing of its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022 pursuant to Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports (“filing requirements”) with the Securities and Exchange Commission (“SEC”).

On March 31, 2023, the Company filed a notice of late filing on Form 12b-25 with the Securities and Exchange Commission (the “SEC”) to report that its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) would not be timely filed. On April 18, 2023, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company has not yet filed the Form 10-K, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. On May 17, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed the Form 10-K or its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”), the Company is not in compliance with Nasdaq Listing Rules. On August 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, the Company is not in compliance with Nasdaq Listing Rules. On October 16, 2023, the Company received notice from the Listing Qualifications Staff (the “Staff”) indicating that the Staff had determined to delist the Company’s securities unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Staff’s determination was based upon the Company’s continued non-compliance with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) because the Company has not filed its Form 10-K for the year ended December 31, 2022, and the Forms 10-Q for the periods ended March 31, 2023 and June 30, 2023. On November 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company is not in compliance with Nasdaq Listing Rules.

The Company requested and obtained a hearing before the Panel as well as a further stay of any additional action by Nasdaq pending the issuance of a decision by the Panel. There can be no assurance that a favorable decision will be obtained.

If the Company fails to timely regain compliance with the Nasdaq Listing Rule within any grace period granted by the Nasdaq Hearings Panel, the Company’s common stock, warrants and 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock will be subject to delisting from Nasdaq. There is no assurance that the Company will regain compliance during any grace periods or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during a grace period, Nasdaq will notify us that our common stock, warrants, and 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock will be delisted from The Nasdaq Capital Market.

On June 21, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the Company’s minimum Market Value of Publicly Held Shares, as defined by Nasdaq (“MVPHS”), of the Company’s 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock (“Preferred Stock”) has been below the minimum $1 million requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5555(a)(4) (the “Minimum Market Value of Publicly Held Shares Requirement”). If the Company fails to timely regain compliance with Minimum Market Value of Publicly Held Shares Requirement our 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock will be subject to delisting from Nasdaq. Under Nasdaq rules, the Company will have the opportunity to appeal the delisting decision to a Nasdaq Hearings Panel. There can be no assurance that, if the Company decides to appeal the delisting determination, such appeal would be successful.

There is no assurance, however, that we will be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to maintain compliance, our common stock and our Series A Preferred Stock will be suspended and subject to delisting. If our common stock and our Series A Preferred Stock were delisted from Nasdaq, among other things, it would likely lead to a number of negative implications, including an adverse effect on the price of our common stock and our Series A Preferred Stock, reduced liquidity in our common stock and Preferred Stock, the loss of federal preemption of state securities laws with respect to shares issued in future offerings, greater difficulty in obtaining financing, potential loss of confidence by employees, loss of institutional investor interest and fewer business development opportunities.

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

Our Series A Preferred Stock Fails to Meet Nasdaq’s Listing Requirement for Minimum Market Value of Publicly Held Shares, which may negatively affect its market value and your ability to transfer or sell your shares.

On June 21, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the Company’s minimum Market Value of Publicly Held Shares, as defined by Nasdaq (“MVPHS”), of the Company’s 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock (“Preferred Stock”) has been below the minimum $1 million requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5555(a)(4) (the “Minimum Market Value of Publicly Held Shares Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has been provided a compliance period of 180 calendar days from receipt of the letter, or until December 18, 2023, to regain compliance with the Minimum Market Value of Publicly Held Shares Requirement. To regain compliance with the Minimum Market Value of Publicly Held Shares Requirement, the Company’s Preferred Stock MVPHS must be $1 million or more for a minimum of 10 consecutive business days during the compliance period ending on December 18, 2023. There can be no assurance that the Company will be able to regain compliance with either listing requirement.

If the Company does not regain compliance within the applicable compliance period, Nasdaq will provide written notification to the Company that the Preferred Stock will be subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Listing Qualifications Panel. There can be no assurance that, if the Company decides to appeal the delisting determination, such appeal would be successful. If our Preferred Stock is delisted from Nasdaq, among other things, it would likely lead to a number of negative implications, including no market for the Preferred Stock and no ability for you to sell the Preferred Stock, reduced or no liquidity for the Preferred Stock, greater difficulty in obtaining financing, loss of institutional investor interest and fewer business development opportunities.

We may redeem our Series A Preferred Stock and you may not receive dividends that you anticipate if we do redeem our Series A Preferred Stock.

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

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

●	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the telecommunications services and staffing industry;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations, or principles;

●	any lawsuit and judgments involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors, or members of our management team; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

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

Our common stock commenced trading on Nasdaq on January 22, 2021. To be so listed, we were required to meet the current Nasdaq listing standards, including the minimum bid price requirement, which we met by implementing a 1-for-3 reverse stock split of our outstanding common stock on January 21, 2021, and which we met by implementing a 1-for-100 reverse stock split of our outstanding common stock on February 10, 2023. There can be no assurance that the market price of our common stock will remain at the level required for continuing compliance with the minimum bid price requirement of Nasdaq. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines, given our recent reverse stock splits, the percentage decline may be greater than would occur in the absence of such reverse stock splits. In addition, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain Nasdaq’s minimum bid price requirement. If we fail to comply with the minimum bid price requirement, there could be further reverse stock splits, and our securities could be delisted.

Our stock price may fail to meet in the future the continued listing requirements of the Nasdaq Capital Market. In 2022 and 2023, we were late with our Annual Report and Quarterly Reports with the SEC. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

Throughout most of 2022, our common stock was not in compliance with the $1.00 minimum closing bid price requirement. We were given grace periods and regained compliance on or about February 27, 2023, by having the closing bid price of our common stock exceed $1.00 for a minimum of ten (10) consecutive trading days during the grace period by implementing a 1-for-100 reverse stock split of our outstanding common stock on February 10, 2023. If our common stock falls below the minimum closing bid price requirement, there could be further reverse stock splits.

In April 2022, we were not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. We regained compliance on or about February 24, 2023, by filing the last of our later periodic financial reports.

However, in April 2023, we were not in compliance with Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. We must regain compliance on or about October 12, 2023, by filing the annual report on Form 10-K and later periodic financial reports. On March 31, 2023, the Company filed a notice of late filing on Form 12b-25 with the Securities and Exchange Commission (the “SEC”) to report that its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) would not be timely filed. On April 18, 2023, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company has not yet filed the Form 10-K, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. On May 17, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed the Form 10-K or its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”), the Company is not in compliance with Nasdaq Listing Rules. On August 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, the Company is not in compliance with Nasdaq Listing Rules. On October 16, 2023, the Company received notice from the Listing Qualifications Staff (the “Staff”) indicating that the Staff had determined to delist the Company’s securities unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Staff’s determination was based upon the Company’s continued non-compliance with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) because the Company has not filed its Form 10-K for the year ended December 31, 2022, and the Forms 10-Q for the periods ended March 31, 2023 and June 30, 2023. On November 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company is not in compliance with Nasdaq Listing Rules.

The Company requested and obtained a hearing before the Panel as well as a further stay of any additional action by Nasdaq pending the issuance of a decision by the Panel. There can be no assurance that a favorable decision will be obtained. See Note 22 – Subsequent Events – Nasdaq Compliance Developments in the accompanying Notes of the financial statements for additional information.

There is no assurance, however, that we will be able to regain compliance or maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance or maintain compliance, our common stock, warrants, and 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock will be suspended and subject to delisting.

If our common stock were delisted from Nasdaq, among other things, it would likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws with respect to shares issued in future offerings, greater difficulty in obtaining financing, potential loss of confidence by employees, loss of institutional investor interest and fewer business development opportunities. In the event of a delisting, we could attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

We will need to raise additional capital in the future. Additional capital may not be available to us on reasonable terms, if at all, when or as we require. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders will experience further dilution and could trigger anti-dilution provisions in outstanding warrants.

We need to raise additional capital in the future. Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, convertible preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

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

ITEM 2. PROPERTIES.

●	Our principal executive offices were in Dallas, Texas comprising an aggregate of approximately 15,289 square feet leased by ComSovereign. These premises were vacated and the lease was abandoned by ComSovereign in June of 2022. As a result of the lease abandonment, ComSovereign may face legal claims or proceedings for damages regarding that lease, in an unknown amount.

●	On January 29, 2021, we completed the acquisition of a 140,000-square-foot building on 12.7 acres in Tucson, Arizona (the “Tucson Building”) for a purchase price of approximately $6.1 million, of which approximately $2.2 million was paid in cash and the balance was paid with the net proceeds of a $5.3 million term loan that matured in January 2022. On January 31, 2022, we completed the sale of the Tucson Building and repaid the outstanding term loan. On February 1, 2022, we entered into a 10-year lease agreement for the Tucson Building and provided a security deposit of $1.0 million. However, we defaulted on this lease on or about March 1, 2022, and vacated the premises in May of 2022. As a result of the lease abandonment, we may face legal claims or proceedings for damages regarding that lease, in an unknown amount.

In addition, our subsidiaries lease various property:

●	Jacksonville, Florida (Drone Aviation Executive Offices); and

●	Holly Hill, Florida (Drone Aviation Manufacturing Facility).

Other former properties:

●	Ottawa, Ontario, Canada (DragonWave). This lease was assumed by Syntronic Production LLC as a result of the sale of the DragonWave-X Cananda, Inc. asset;

●	Chantilly, Virginia (VNC). These premises were vacated and this lease was abandoned in July of 2022. As a result of the lease abandonment, the landlord obtained a default judgment against us in the amount of approximately $230,000;

●	San Diego, California (VEO). These premises were vacated and this lease was abandoned in June of 2022. As a result of the lease abandonment, we may face legal claims or proceedings for damages regarding that lease, in an unknown amount;

●	Colorado Springs, Colorado (Sovereign Plastics). This lease was transferred with the sale of Sovereign Plastics in June of 2022; and

●	Yokneam, Israel (SKS). This lease was transferred with the sale of SKS in March of 2023.

We believe our existing facilities are adequate to meet our current requirements.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Neither our Company nor any of our subsidiaries currently is a party to any legal proceeding that, individually or in the aggregate, is material to our Company as a whole, except as follows.

On January 27, 2022, a former employee filed suit against our Company in the Tulsa County Oklahoma District Court, Case No. CJ-2022-00221. The plaintiff has alleged that she was entitled to six months of severance pay after her employment contract was not renewed, and that her option agreements did not expire 30 days after cessation of her employment, and claims she is owed approximately $75,000 in severance and $250,000 in damages for her options. The Company filed an answer to the complaint and the proceedings are currently in the discovery phase. We dispute plaintiff’s allegations and we intend to vigorously defend the lawsuit.

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

On June 16, 2022, the Company received notice from certain former shareholders of SAGUNA claiming breaches of the SAGUNA stock purchase agreement and claiming that all of the former shareholders of SAGUNA have suffered damages totaling approximately $13.9 million, which they calculated as the value related to the consideration issued to those former shareholders for the acquisition of SAGUNA. The Company denies those claims and has not accrued any contingent loss. However, the Company may face legal claims or proceedings regarding those claims.

By notice dated July 14, 2022, the Company received notice from a distributor that has a distribution agreement with InduraPower claiming that InduraPower, and the Company as guarantor, has breached the distribution agreement, and are claiming approximately $2.0 million in damages, which includes a claim for $0.5 million of foregone profit. The Company had received $1.3 million in cash as a deposit against future product deliveries which is included in contract liabilities – current. In addition, the Company fully accrued the remaining claim of $0.7 million in accrued liabilities in the Consolidated Balance Sheet as of December 31, 2022.

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

On or about July 28, 2022, a former employee filed suit against the Company, Dustin McIntire, and Daniel Hodges in the San Diego County California Superior Court, Case No. 37-2022-00028083-CU-BC-CTL (“RVI Claim #1”). The plaintiff alleged that his wages were not paid, that he was constructively discharged, that the Company failed to issue him stock options, and that he is owed future amounts, and claimed total damages of no less than $238,000. On December 29, 2022, the Company resolved this lawsuit.

On or about August 22, 2022, two former FastBack employees filed suit against the Company, DragonWave and FastBack in the Alameda County Superior Court, California, Case No. 22CV016666. The plaintiffs allege that their payroll was late and that the Company failed to make one payroll, failed to timely pay wages three times, failed to pay accrued vacation time, and owes penalties under California law. Each plaintiff claimed damages of no less than $66,500. The Company has accrued for the wage claims for services provided but has not accrued for penalties. On April 4, 2023, the Company resolved this lawsuit.

On or about August 23, 2022, a former employee filed suit against the Company in the Clark County District Court, Nevada, Case No. 3 A-22-857361-C (“RVI Claim #2”). The plaintiff alleged that his wages were not paid, that he was constructively discharged, that the Company failed to issue him stock options, and that he is owed future amounts and claimed total damages of no less than $184,000. As of September 30, 2022, the Company had accrued for the wage claims for services provided of $8,000 but had not accrued for the claims associated with future services. On December 29, 2022, the Company resolved this lawsuit.

On or about September 20, 2022, the Company was served with a suit that was filed on or about May 27, 2022 by the holder of a Transform-X Inc. (“Transform-X”) promissory note, suing the Company, Daniel Hodges, and Transform-X in the Richland County Court of Common Pleas, South Carolina, Case No. 2022CP4002806. The plaintiff alleges that for $125,000 he purchased an 8% promissory note in 2018 from Transform-X which has not been paid. Plaintiff alleges that the Company is also liable under the Transform-X promissory note. This lawsuit was removed to the United States District of South Carolina, Civil Action No.:3:22-cv-03645-MGL. The Company filed an Answer on October 27, 2022 and the proceedings are currently in the discovery phase. The Company strongly disputes the plaintiff’s allegations, has not accrued for any contingent losses, and intends to vigorously defend the lawsuit.

On or about November 14, 2022, an intellectual property law firm filed suit against the Company in the United States District Court for the Southern District of California, San Diego. The plaintiff alleges that they performed work for the Company and its subsidiaries subsequent to September 30, 2022 and are owed approximately $75,000, which was fully accrued as of September 30, 2022. The Company is making monthly payments to the plaintiff to resolve this lawsuit.

On January 9, 2023, a former employee of a subsidiary of InduraPower, filed suit against the Company and the former CEO, Daniel Hodges, in the Pima County Superior Court, Arizona, Case No. C20230116. The plaintiff has alleged that he is owed for unpaid minimum wages and overtime wages, breach of employment contract, retaliatory termination, and alleges an unspecified amount in damages. . The Company filed an answer to the complaint and the proceedings are currently in the discovery phase. The Company strongly dispute plaintiff’s allegations and intends to vigorously defend the lawsuit.

On or about January 10, 2023, a recruiting and staffing company obtained a default judgment against the Company in County Court, Collin County, Texas, Case No. 004-01539-2022, for $145,917 and post-judgment interest at 7%. As of December 31, 2022, the Company accrued for the full amount of the judgment. The judgment holder obtained a garnishment order against Company’s banking accounts and has received approximately $17,100 in cash through the date of this filing.

On or about May 22, 2023, a landlord filed suit against the Company in the Circuit Court, Fairfax County, Virgina, Case No. 202307755, for breach of a commercial lease. The plaintiff obtained a default judgment in the amount of approximately $230,000 which remains unpaid as of the date of this filing. As of December 31, 2022, the Company accrued for the full amount of the judgment in accrued liabilities on the Consolidated Balance Sheet.

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

Holders

As of December 31, 2022, there were approximately 287 stockholders of record, according to the records of our transfer agent, and an unknown number of additional holders of common stock held in ‘street name’.

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

There have been no sales of unregistered securities within the reporting period that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

None.

ITEM 6. [Reserved].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations,” contains “forward-looking statements” that represent our beliefs, projections and predictions about future events. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Readers should carefully review the risk factors included under Item 1A. Risk Factors that are included elsewhere in this Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission (the “SEC”). All share and per share amounts presented herein have been restated to reflect the implementation of the 1-for-3 reverse stock split effected on January 21, 2021 and 1-for-100 reverse stock split effected on February 10, 2023, as if they had occurred at the beginning of the earliest period presented.

Business Overview

We are a provider of connectivity solutions to network operators, wireless carriers, governmental units and other enterprises worldwide. We have assembled a portfolio of communications and portable infrastructure technologies, and solutions that enable the upgrading of legacy 3G, 4G and 4G-LTE networks and can facilitate the rapid roll out of the 5G and 6G networks of the future. Our hardware solutions are complemented by a broad array of services, including mobile edge compute, configuration management, technical support, systems design and integration, and sophisticated research and development programs. We compete globally with innovative technology, an array of cost-effective solutions and customer service supporting a global customer base with a focus on the North American telecom infrastructure and service market.

We design, develop, market and sell products and solutions for telecom network operators, mobile device carriers and other enterprises, including the following:

●	Wireless Transport Solutions. We offer a line of high-capacity packet microwave solutions that drive next-generation intellectual property (“IP”) networks. Our carrier-grade point-to-point packet microwave systems transmit broadband voice, video and data. Our solutions enable service providers, government agencies, enterprises and other organizations to meet their increasing bandwidth requirements rapidly and affordably. The principal application of our product portfolio is wireless network transport, including a range of products ideally suited to support the emergence of underlying small cell networks. Additional solutions include leased-line replacement, last mile fiber extension and enterprise networks.

●	Edge Compute Capable 4G LTE and 5G Network in a Box. We offer both 4G/LTE and 5G New Radio (“NR”) based Network in a Box capable of connecting to other access radios or directly to mobile devices such as mobile phones and other Internet-of-things devices. The all-in-one mobile networks support edge-based application hosting and enable third-party service integration.

●	Tethered Drones and Aerostats. We design, manufacture, sell and provide logistical services for specialized tethered aerial monitoring and communications platforms serving national defense and security customers for use in applications such as intelligence, surveillance, and reconnaissance (“ISR”) and tactical communications. We focus primarily on a suite of tethered aerostats known as the Winch Aerostat Small Platform, which are principally designed for military and security applications and provide secure and reliable aerial monitoring for extended durations while being tethered to the ground via a high-strength armored tether. Our recently-acquired HoverMast line of quadrotor-tethered drones feature uninterruptible ground-based power, fiber optic communications for cyber immunity, and the ability to operate in GPS-denied environments while delivering dramatically-improved situational awareness and communications capabilities to users.

We are also developing processes that we believe will significantly advance the state-of-the-art in silicon photonic (“SiP”) devices for use in advanced data interconnects, communication networks and computing systems. We believe our novel approach will allow us to overcome the limitations of current SiP optical modulators, dramatically increase computing bandwidth, and reduce drive power while offering lower operating costs. In addition, we are seeking to leverage our AI capabilities in our Non-Line of Sight (NLOS) unlicensed radio enhancing and extending these capabilities to further support our customers’ environments while expanding and extending our footprint of AI capabilities through new partnerships.

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

Between 2019 to 2022, we completed various acquisitions and mergers including the following businesses: ComSovereign, VEO, InduraPower, Silver Bullet, DragonWave, Lextrum, Sovereign Plastics, VNC, FastBack, Sky Sapience, RVision, Innovation Digital, RF Engineering, and Saguna. Commencing in 2022, as a result of our liquidity challenges, we embarked on a significant reduction of overhead and personnel costs through the divestment of non-core assets in favor of a refocus on our true core competencies in 5G and beyond technology which resulted in numerous lease abandonments and idling of several businesses including VEO, InduraPower, Silver Bullet, DragonWave, RF Engineering, and Saguna (see Note 20 – Business Acquisitions for additional information).

During the year ended December 31, 2022, we completed the sales of Sovereign Plastics and RVision for total consideration of $2.0 million. See Note 3 – Discontinued Operations and Assets Held for Sale and Note 20 – Business Acquisitions discussed in the Notes included elsewhere in this Annual Report on Form 10-K for additional information.

In December 2022, we entered into an agreement to sell SKS. The sale of SKS was completed during the quarter ended March 31, 2023 (see Note 3 – Discontinued Operations and Assets Held for Sale and Note 22 – Subsequent Events – Business Developments for additional information).

During 2022, the Company operated with multiple reporting units and began to centralize operations. At January 1, 2023, the Company shifted and began operating as a single reporting unit (see Reportable Segments and Reporting Units below).

Principle of Consolidation

The consolidated financial statements as of, and for the year ended December 31, 2022 and 2021 include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

Reportable Segments and Reporting Units

A reporting unit (“RU”) is a component of an operating segment that is a business activity for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company’s legal operating subsidiaries are not organized to qualify as individual segments, however, each operating entity had separate financial information and an operating manager, who oversees the business and financial activities, reporting to the Chief Operating Decision Maker (“CODM”). Therefore, during 2022, the Company operates as one reportable segment and each legal entity is deemed to be a separate reporting unit. As of January 1, 2023, the Company began operating as a single reporting unit.

Significant Components of Our Results of Operations

Revenues

Our revenues are generated primarily from the sale of our products, which consist primarily of telecom hardware, repairs, support & maintenance, drones, consulting, warranties and other. At contract inception, we assess the goods and services promised in the contract with customers and identify a performance obligation for each. To determine the performance obligation, we consider all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration expected to be received in exchange for transferring goods and services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met.

During the years ended December 31, 2022 and 2021, approximately 7% and 12%, respectively, of our revenues were derived from sales outside of the United States. While our near-term focus is on the North American telecom and infrastructure and service market, a key element of our growth strategy is to expand our worldwide customer base and our international operations, initially through agreements with third-party resellers, distributors and other partners that can market and sell our products in foreign jurisdictions. We expect that as our liquidity improves, our percentage of sales outside the United States may increase as we build up our domestic sales and service teams. Notwithstanding such percentage increase, we expect the sales of tethered aerostats and drones will primarily be to the domestic market customers, primarily to the U.S. government and its agencies, even if such systems are for integration into foreign locations.

Cost of Goods Sold and Gross Profit

Our cost of goods sold is comprised primarily of the costs of manufacturing products, procuring finished goods from our third-party manufacturers, third-party logistics and warehousing provider costs, shipping and handling costs and warranty costs. We presently outsource the manufacturing of our FastBack and DragonWave products to two outsourced manufacturers, SMC for FastBack products and Benchmark for DragonWave products. Cost of goods sold also includes costs associated with supply operations, including personnel-related costs, provision for excess and obsolete inventory, third-party license costs and third-party costs related to the services we provide. Additionally, cost of goods sold does not include any depreciation and amortization expenses as we separate depreciation and amortization expense into its own category within operating expenses.

Gross profit has been and will continue to be affected by various factors, including changes in our supply chain and evolving product mix. The margin profile of our current products and future products will vary depending on operating performance, features, materials, manufacturer, and supply chain. Gross margin will vary as a function of product mix, changes in pricing due to competitive pressure, our third-party manufacturing, our production costs, costs of shipping and logistics, provision for excess and obsolete inventory and other factors. We expect our gross margins will fluctuate from period to period depending on the interplay of these various factors.

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

Sales and Marketing

In addition to personnel costs for sales, marketing, service and product management personnel, sales and marketing expense consists of the expenses associated with our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, national and local regulatory approvals of our products, travel, entertainment and recruiting. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales, marketing, service, and product management organization in support of our investment in our growth opportunities, whether through the development and rollout of new or modified products or through acquisitions and partnerships.

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

Loss on Sales

A gain or loss on sales is recognized on sales of long-lived assets and included in income from continuing operations in the income statement. The amount of consideration promised in a contract that is included in the calculation of a gain or loss includes both the transaction price and the carrying amount of liabilities assumed.

Loss on Lease Abandonment

A loss on lease abandonment is recognized upon the derecognition of an ROU asset and evaluation that impairment is necessary in accordance with ASC 842. A gain or loss is recognized from the difference between the carrying amount of the ROU asset and the lease liability.

Gain on the Sale of Assets

A gain or loss is recognized on the sale and leaseback of long-lived assets and included in income from continuing operations in the income statement. The amount of consideration promised in a contract that is included in the calculation of a gain or loss includes the transaction price and the carrying amount of assets acquired, liabilities assumed, and closing costs.

Interest Expense

Interest expense is comprised of interest expense associated with our secured notes payable, notes payable and senior convertible debentures. The amortization of debt discounts is also recorded as part of interest expense.

Results of Operations

	For the Years Ended
	December 31,
(Amounts in thousands, except share and per share data)	2022	2021
Revenue	$9,878	$9,064
Cost of goods sold	7,594	4,582
Gross profit	2,284	4,482
Operating expenses
Research and development (1)	2,354	4,044
Sales and marketing (1)	49	615
General and administrative (1)	17,778	24,938
Depreciation and amortization	2,008	14,078
Impairment	41,439	106,055
Loss on sales (ID, DWXC, RVI) (2)	2,713	-
Loss on lease abandonment	13,560	-
Gain on the sale of assets	(8,441)	(83)
Total operating expenses, net	71,460	149,647
Loss from operations	(69,176)	(145,165)
Other expense
Interest expense	(3,978)	(2,797)
Other expense	-	(116)
Loss on extinguishment of debt	(7,306)	(4,356)
Foreign currency transaction gain	-	48
Total other expense	(11,284)	(7,221)
Loss from continuing operations	(80,460)	(152,386)
Income (loss) from discontinued operations, net of tax	747	(663)
Net loss	$(79,713)	$(153,049)

(1)	These are exclusive of depreciation and amortization

(2)	Innovation Digital (“ID”), DragonWave-X Canada (“DWXC”), RVision (“RVI”)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Total Revenues

For the year ended December 31, 2022, total revenues increased $0.8 million, or 9%, which was primarily related to sales of our aerostat products and accessories, partially offset by a decrease in our mobile network backhaul products.

Cost of Goods Sold and Gross Profit

For the year ended December 31, 2022, cost of goods sold increased $3.0 million, or 66%, which primarily was due to a one-time sale of $1.8 million of DragonWave inventory for proceeds of $0.2 million for a loss of $1.6 million due to the challenges related to the Company’s liquidity.

Gross profit for the year ended December 31, 2022 decreased $2.3 million with a gross profit margin of 22% compared to 49% for the year ended December 31, 2021. The change in gross profit margin resulted primarily due to the one-time sale of DragonWave inventory and sales of products that were lower margin compared to fiscal year 2021 and increases in purchase price variances due to increased prices from manufacturing and logistical suppliers as a result of then macro supply chain constraints.

Research and Development Expense

For the year ended December 31, 2022, research and development expenses decreased $1.7 million, or 42%. This was driven by decreases in contract labor and payroll-related costs. This decrease was driven by liquidity challenges and getting rid of discretionary expenditures including reduced developments of DragonWave radio software features, VNC system product development and VEO photonics chip development.

Sales and Marketing Expense

For the year ended December 31, 2022, sales and marketing expenses decreased $0.6 million, or 92%, which primarily consisted of decreases in payroll and related costs.

General and Administrative Expense

For the year ended December 31, 2022, general and administrative expenses decreased $7.2 million, or 29%, primarily due to decreases in payroll and related costs of $6.5 million and professional expenses consisting of certain public relations services and accounting services and other professional services of $1.8 million.

Depreciation and Amortization

For the year ended December 31, 2022, depreciation and amortization decreased $12.1 million, or 86%, due to the sale of the Tucson building in January 2022, sales of subsidiaries and assets lost in the abandonment of leases described below in the Loss on Lease Abandonment section of this discussion.

Impairment

For the year ended December 31, 2022, impairment expense was $41.4 million, primarily due to goodwill impairment of $29.3 million and intangibles impairment of $12.1 million, compared to $106.1 million for the year ended December 31, 2021, primarily due to goodwill of $62.4 million and intangibles of $43.7 million. Our unfavorable liquidity situation and decline in market capitalization resulted in significant impairments of our intangibles and goodwill.

Loss on Sales of Innovation Digital, DragonWave-X Canada, and RVision

For the year ended December 31, 2022, the loss on the sales of Innovation Digital, DragonWave-X Canada, and RVision assets was $2.7 million. The loss is primarily due to the transfer of $2.2 million of inventory to the purchaser of the DragonWave-X Canada assets and $0.6 million of intellectual property returned to the original owners of Innovation Digital.

Loss on Lease Abandonment

For the year ended December 31, 2022, the loss on lease abandonment was $13.6 million, which primarily consisted of $10.0 million related to the abandonment of the Tucson Building lease and related leasehold improvements and inventory, $1.4 million related to the derecognition of the RF Engineering lease, property and equipment, and inventory controlled by the owners of the Company, $1.0 million related to the abandonment of the Dallas Texas office space and related leasehold improvements, $0.3 million related to the abandonment of the Chantilly Virginia lease and related leasehold improvements, property and equipment, and inventory, $0.2 million related to the abandonment of the San Diego California lease, and $0.2 million related to the return of various pieces of operating lease equipment and abandonment of small offices.

Gain on the Sale of Assets

For the year ended December 31, 2022, the gain on the sale of assets was $8.4 million compared to $0.1 million for the year ended December 31, 2021. The increase of $8.3 million is due to the January 31, 2022 sale of our Tucson Building for $15.8 million of cash, partially offset by the carrying value of $6.7 million and related transaction costs of $0.7 million.

Other Expense

For the year ended December 31, 2022, other expense was $11.3 million compared to $7.2 million for the year ended December 31, 2021. The increase of $4.2 million is primarily due to an increase in the loss on extinguishment of debt of $3.0 million and an increase in interest expense of $1.2 million.

Loss from Continuing Operations

For the year ended December 31, 2022, we had a net loss from continuing operations of $80.5 million compared to a net loss from continuing operations of $152.4 million for the year ended December 31, 2021, due to the items described above.

Income (Loss) from Discontinued Operations

For the year ended December 31, 2022, we had net income from discontinued operations of $0.7 million as a result of the gain on sale of Sovereign Plastics compared to a net loss from discontinued operations of $0.7 million for the year ended December 31, 2021.

Net Loss

For the year ended December 31, 2022, we had a net loss of $79.7 million compared to a net loss of $153.0 million for the period December 31, 2021, related to the items described above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements. As of December 31, 2022, we had $1.9 million in cash compared to $1.9 million on December 31, 2021.

As of December 31, 2022, we had a working capital deficit of $15.9 million compared to a working capital deficit of $3.6 million as of December 31, 2021.

As of December 31, 2022, we had undiscounted obligations relating to the payment of indebtedness as follows:

●	$11.6 million related to indebtedness that is due during 2023; and

●	$0.6 million related to indebtedness that is due during 2024; and

●	$1.3 million related to indebtedness that is due after 2027.

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

Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that we will continue as a going concern. For the year ended December 31, 2022, we used cash flows in operating activities of $9.5 million, and at December 31, 2022 we had an accumulated deficit of $297.6 million and we had working capital deficit of $15.9 million.

Our fiscal operating results, accumulated deficit and negative working capital, among other factors, raise substantial doubt about our ability to continue as a going concern. Based on our current cash on hand and subsequent activity as described herein, we presently only have enough cash on hand to operate on a month-to-month basis, without raising additional capital or selling assets. Because of our limited cash availability, our operations have been scaled back to the extent possible. We continue to explore opportunities with third parties and related parties to provide additional capital; however, we have not entered into any agreement to provide the necessary capital. In the near term, there will be limited opportunities to raise capital of significance until our Nasdaq compliance issues are resolved, in the Notes included elsewhere in this Annual Report (see Note 22 – Subsequent Events - Nasdaq Compliance Developments for additional information).

We will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows to meet our future liquidity requirements. However, there can be no assurance that we will be successful in any capital-raising efforts that we may undertake, and these planned actions do not alleviate the substantial doubt. If we are not able to obtain additional financing on a timely basis, we may have to further delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue operations, liquidate assets and/or seek reorganization under the U.S. bankruptcy code.

Debt Agreements

Summary information with respect to our debt or other credit facilities is set forth in Note 14 – Debt of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Sources and Uses of Cash

	December 31,
(Amounts in thousands)	2022	2021
Cash flows used in operating activities	$(9,529)	$(39,089)
Cash flows provided by (used in) investing activities	14,937	(9,440)
Cash flows (used in) provided by financing activities	(6,502)	52,354
Cash flows provided by (used in) discontinued operations	1,632	(2,665)
Net cash used in assets held for sale	(543)	-
Effect of exchange rates on cash	-	23
Net (decrease) increase in cash and cash equivalents	$(5)	$1,183

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $9.5 million. Net cash used in operating activities primarily consisted of the net loss from continuing operations of $80.5 million, which was offset by adjustments for non-cash expenses of $64.2 million and net cash generated by changes in the levels of operating assets and liabilities of $6.7 million.

For the year ended December 31, 2021, net cash used in operating activities was $39.1 million. Net cash used in operating activities primarily consisted of the net loss from continuing operations of $152.4 million, which was offset by adjustments for non-cash expenses of $129.3 million and net cash used in changes in the levels of operating assets and liabilities of $15.3 million.

Investing Activities

For the year ended December 31, 2022, net cash provided by investing activities was $14.9 million. Investing activities primarily consisted of proceeds from the building sale of $15.1 million, which was partially offset by the acquisition of property and equipment of $0.2 million.

For the year ended December 31, 2021, net cash used in investing activities was $9.4 million. Investing activities primarily consisted of the acquisition of the net assets of FastBack, RVision, Innovation Digital, RF Engineering and SAGUNA, which used $6.5 million of net cash, the acquisition of property and equipment of $3.1 million, partially offset by proceeds from the disposal of property and equipment of $0.1 million.

Financing Activities

For the year ended December 31, 2022, net cash used in financing activities was $6.5 million. Financing activities primarily consisted of the repayment of debt of $7.5 million and preferred stock dividends paid of $0.2 million, partially offset by $1.3 million of proceeds of debt issued.

For the year ended December 31, 2021, financing activities provided cash of $52.4 million. Financing activities primarily consisted of $45.0 million of proceeds from the sale of common stock from an offering, $14.2 million of proceeds from the issuance of debt, and $8.0 million of proceeds from the sale of preferred stock, which was offset by $7.6 million for repayment of debts, $6.1 million for offering costs, $1.0 million for repayment of related party notes, and $0.2 million for payment of preferred stock dividends.

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

Accounts Receivable and Credit Policies

Trade accounts receivable consist of amounts due from the sale of our products and services. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 45 days of receipt of the invoice. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. As of December 31, 2022, we characterized $1.2 million as uncollectible.

Acquisitions

The Company accounts for acquisitions using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of the identifiable assets and liabilities is recorded as goodwill.

The determination of the fair value of assets acquired and liabilities assumed involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition. Significant management inputs used in the estimation of fair value of assets acquired and liabilities assumed include, but are not limited to, expected future cash flows, future changes in technology, estimated replacement costs, discount rates, and assumptions about the period of time the brand will continue to be used in the Company’s product portfolio. Where appropriate, external advisers are consulted to assist in the determination of fair value. For non-observable market values, fair value has been determined using acceptable valuation methods (e.g., relief from royalty methods). The results of operations for businesses acquired are included in the financial statements from the acquisition date.

Acquisition-related expenses and post-acquisition integration costs are recognized separately from the business combination and are expensed as incurred. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the tangible and intangible assets acquired and liabilities assumed, including the fair value of acquired intangible assets, an indemnification asset related to certain assumed liabilities, net lease liabilities, uncertain tax positions, tax-related valuation allowances, and pre-acquisition contingencies with a corresponding offset to goodwill. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations.

Beneficial Conversion Features and Warrants

During the year ended December 31, 2021, the Company evaluated the conversion feature of convertible debt instruments to determine whether the conversion feature was beneficial as described in ASC 470-30, Debt with Conversion and Other Options. The Company recorded a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that had conversion features at fixed or adjustable rates that are in-the-money when issued and recorded the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments was recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which were credited to additional paid-in capital. The Company calculated the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation model.

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

Beginning on January 1, 2022, with the adoption of ASU 2020-06, it was no longer necessary to evaluate whether a conversion feature was beneficial.

Loss on Extinguishment of Debt

After the adoption of ASU 2020-06-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity, on April 1, 2022, the Company accounts for its convertible debt as a single liability with no separate accounting for embedded conversion features. The Company accounts for privately negotiated settlements of its convertible debt as induced conversions, resulting in an inducement loss measured as the difference between the fair value of the consideration transferred and the fair value of the original terms of the instrument on the acceptance date. The remaining consideration transferred, after reducing the carrying amount of the convertible debt, is recorded as a reduction to additional paid-in-capital on the Company’s consolidated balance sheets. Prior to conversion of its convertible debt, the Company includes, in the diluted net income per common share calculation, the effect of the additional shares that may be issued when the Company’s common stock price exceeds the conversion price using the if-converted method. The Company’s convertible debt has no impact on diluted net income per common share unless the average price of the Company’s common stock exceeds the conversion price because the Company is required to settle the principal amount of the convertible debt in cash upon conversion.

Prior to the adoption of ASU 2020-06, the Company separately accounted for the liability and equity components of its convertible debt by estimating the fair values of the i) liability component without a conversion feature and ii) the conversion feature. This resulted in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statements of income. Upon settlement of convertible debt instruments, the Company allocated the total consideration between the liability and equity components based on the fair value of the liability component without the conversion feature. The difference between the consideration allocated to the liability component and the net carrying value of the liability component was recognized as an extinguishment loss or gain. The remaining settlement consideration was allocated to the equity component and recognized as a reduction of additional paid-in capital in the Company’s consolidated balance sheets. In addition, if the terms of the settlement were different from the contractual terms of the original instrument, the Company recognized an inducement loss, which was measured as the difference between the fair value of the original terms of the instrument and the fair value of the settlement terms. The Company included the dilutive effect of the shares of its common stock issuable upon conversion of the outstanding convertible debt under the treasury stock method as it had the intent and had adopted an accounting policy to settle the principal amount of its convertible debt in cash. This method resulted in incremental dilutive shares when the average price of the Company’s common stock for a reporting period exceeded the conversion prices per share.

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

We account for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, we adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. For the years ended December 31, 2022 and 2021, we recorded impairment charges of $41.4 million and $106.1 million, respectively.

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

Share-Based Compensation

We account for share-based compensation costs in accordance with ASC 718, Compensation – Stock Compensation. ASC 718, which requires companies to measure the cost of awards of equity instruments, including stock options and restricted stock awards, based on the estimated grant date fair value of the award and to recognize it as compensation expense over the employee’s requisite service period or the non-employee’s vesting period. An employee’s requisite service period is the period of time over which an employee must provide service in exchange for an award under a share-based payment arrangement and generally is presumed to be the vesting period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements and supplementary data are on pages F-1 through F-41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and acting principal financial and accounting officer, to allow for timely decisions regarding required disclosures.

We carried out an evaluation, under the supervision and with the participation of our management, consisting of our principal executive officer and acting principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and acting principal financial and accounting officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, consisting of our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure, due to the material weaknesses discussed further below.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to ensure that material information regarding our operations is made available to management and the Board of Directors to provide them reasonable assurance that the published financial statements are fairly presented. There are limitations inherent in any set of internal controls, such as the possibility of human error and the circumvention or overriding of controls. As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. As conditions change over time, so to may the effectiveness of internal controls.

Our management, consisting of our principal executive officer and acting principal financial and accounting officer, have evaluated our internal control over financial reporting as of December 31, 2022 based on the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission and have concluded that our internal controls over financial reporting were not effective. Based on this assessment, management concluded that the following material weaknesses that were first identified in 2021, continued to exist as of December 31, 2022.

●	we do not effectively segregate certain accounting duties due to the small size of our accounting staff;

●	there is a lack of timely reconciliations of account balances; and

●	there is a lack of documented and tested internal controls to meet the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002.

Management believes that these material weaknesses exist due to a lack of resources. Upon an improvement of the Company’s liquidity challenges, management intends to add accounting personnel, operating staff, and utilize consultants, where appropriate, in order to remediate these material weaknesses. In addition, management intends to invest in more sophisticated accounting and finance systems in order to improve our internal and external reporting procedures and internal controls, subject to available capital. Until we have adequate resources to address these issues, any material weaknesses may materially adversely affect our ability to accurately report our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weaknesses or failure to remediate the existing weaknesses could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements of our various financing agreements.

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

Name	Age	Positions and Offices
Richard J. Berman	81	Director
Kay Kapoor	60	Director
James A. Marks	70	Director
David A. Knight	61	Director, Chief Executive Officer, President, and Acting Principal Financial and Accounting Officer
Bill J. White	63	Director

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

Kay Kapoor joined our board of directors in January 2021. Since January 2018, Ms. Kapoor has been the Chief Executive Officer of Arya Technologies, an advisory and consulting firm that provides expertise in technology and telecommunication to clients. Kapoor also serves as an independent board member for NEC NSS, Frontier Technologies Inc, and Terma Defense US. From January 2013 to October 2017, Ms. Kapoor was the Executive Vice President and President of AT&T’s Global Public Sector organization, a $15 billion segment of its business that provides technology and communications solutions to government and education customers across federal, state, local and international markets. From January 2011 to October 2012, Ms. Kapoor served as chairman and Chief Executive Officer of Accenture Federal Services (AFS), a wholly-owned subsidiary of Accenture LLC. From November 1990 to October 2010, she was employed at Lockheed Martin Corporation where she led complex organizational units and government relations. She ultimately served as Vice President of Lockheed Martin’s $4 billion, 13,000-employee Information Systems& Global Solutions Civil unit. Ms. Kapoor is the recipient of numerous industry awards, including the Stevie Award for Woman of the Year in Business Services, the Women in Technology Leader Award, the prestigious Janice K. Mendenhall Spirit of Leadership Award, the FCW Fed100 Award and the Asian American Engineer of the Year Award. Ms. Kapoor earned a master’s degree in business from Johns Hopkins University complemented by executive programs at MIT and Harvard University and earned her bachelor’s degree in information systems from the University of Maryland. Our Nominating and Corporate Governance Committee and Board believe that Ms. Kapoor’s significant experience across the technology, telecommunications and defense markets, including expertise in government programs, mergers and acquisitions, sales and marketing, and telecom technology qualifies her to serve on our board of directors.

James A. Marks was appointed to our Board of Directors upon the closing of our acquisition of COMSovereign on November 27, 2019. James A. “Spider” Marks is the President of The Marks Collaborative, an advisory firm dedicated to the development and transformation of corporate leaders and their organizations. He has led business ventures that included entrepreneurial efforts in education, energy, information technology, and primary research. General Marks spent over 30 years in the United States Army holding every command position from infantry platoon leader to commanding general. Significantly, in industry he was responsible for creating, training and managing a company that staffed over 10,000 linguists in Iraq generating annual revenues of over $700 million in less than a year. He has led large multinational organizations and universities within NATO, the European Union, Korea, Southeast Asia, and the Middle East. General Marks is currently the board member of Revive, an IT company. He is a published author, routine guest speaker, leader and senior advisor for multiple corporations, and has been an on-air military and intelligence analyst to CNN. In governmental relations, he prepared and presented testimonies for intelligence, armed services, and appropriations committees of both houses of the U.S. Congress. He is an Honor Graduate of the U.S. Army’s Ranger School and a member of the Military Intelligence Hall of Fame. General Marks has a Bachelor of Science degree in Engineering from the United States Military Academy at West Point, NY and a Master of Arts degree in Foreign Affairs from the University of Virginia. Our Nominating and Corporate Governance Committee and Board believe that Mr. Marks’ extensive leadership experience as well as his significant experience in government relations and contracting qualifies him to serve on the board of directors.

David A. Knight was appointed to our Board of Directors on November 23, 2022. Mr. Knight has led turnarounds and transformations of multiple technology and services companies. He previously served as CEO of Dispersive Holdings, a cybersecurity company based in Atlanta, GA from April 2021 through March 2022, and was a member of their board of directors from January 2020 through March 2021. From November 2020 through April 2021, Mr. Knight operated his consultancy company, GlenWest Advisors. Previously, he was CEO of Federos (acquired by Oracle) from April 2016 through November 2020, and was a member of their board of directors from November 2017 through April 2020. Prior to that, Mr. Knight held senior management positions at Motorola, SEI and at Micromuse where he was responsible for the acquisition and integration of over $200 million in subsidiaries and partnerships prior to the firm’s purchase by IBM. He holds a master’s degree in management from Northwestern’s Kellogg School and a Bachelor of Science in Accounting from Valparaiso University. Our Nominating and Corporate Governance Committee and Board believe that Mr. Knight’s significant experience with turnarounds and technology companies qualifies him to serve on our board of directors.

Bill J. White was appointed to our Board of Directors on April 26, 2023. Mr. White has been a member of the Board of Directors of MyMd Pharmaceuticals, Inc. ((Nasdaq: MYMD) since August, 2018, and has served as the Audit Committee Chairman since August, 2017. From May, 2022 to October, 2022, Mr. White has served as Chief Financial Officer of ProPhase Labs, Inc. (Nasdaq: PRPH). From April, 2012 to May, 2022, Mr. White served as Chief Financial Officer, Treasurer and Secretary of Intellicheck, Inc. (Nasdaq: IDN), an identity company that delivers on-demand digital identity validation solutions for KYC, fraud, and age verification needs. From August, 2000 to April 2012 Mr. White served as the Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer of FocusMicro, Inc. (“FM”). As co-founder of FM, Mr. White played an integral role in growing the business from the company’s inception to over $36 million in annual revenue in a five-year period. Prior to co-founding FM, he served 15 years in various financial leadership positions in the government sector. Mr. White started his career in Public Accounting. Mr. White has more than 30 years of experience in financial management, operations and business development. Mr. White has broad domestic and international experience including managing rapid and significant growth, import/export, implementing tough cost management initiatives, exploiting new growth opportunities, merger and acquisitions, strategic planning, resource allocation, tax compliance and organization development. Our Nominating and Corporate Governance Committee and Board believe that Mr. White’s extensive financial expertise and significant experience in public company financial leadership qualifies him to serve on our board of directors.

Family Relationships

No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

Meetings of the Board of Directors

During the fiscal year ended December 31, 2022, our Board of Directors held 17 meetings, and approved 4 actions by unanimous written consent. We expect our directors to attend all meetings of our Board of Directors and the committees thereof on which such directors serve and to spend the time needed to prepare for such meetings and meet as frequently as necessary to properly discharge their responsibilities.

Board Composition and Structure; Director Independence

Our business and affairs are managed under the direction of our board of directors, which is currently comprised of five members. The term of office for each director will be until his or her successor is elected at our next annual meeting or his or her death, resignation or removal, whichever is earliest to occur.

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

Our board of directors expects a culture of ethical business conduct and encourages each member to conduct a self-review to determine if he or she is providing effective service with respect to both our Company and our stockholders. Should it be determined that a member of our board of directors is unable to effectively act in the best interests of our stockholders, such member would be encouraged to resign.

Board Leadership Structure

Our amended and restated bylaws and our corporate governance guidelines provide our board of directors with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our Company. David A. Knight is the CEO but is not the Chairman of the Board. Currently, Richard Berman serves as our Lead Director.

As Lead Director of the Board, Mr. Berman’s key responsibilities include facilitating communication between our board of directors and management, assessing management’s performance, managing board members, preparation of the agenda for each board meeting, and acting as chair of board meetings.

We will take steps to ensure that adequate structures and processes are in place to permit our board of directors to function independently of management. The directors will be able to request at any time a meeting restricted to independent directors for the purposes of discussing matters independently of management and are encouraged to do so should they feel that such a meeting is required.

Committees of our Board of Directors

The standing committees of our board of directors consist of an audit committee, a compensation committee and a nominating and corporate governance committee. Each of the committees reports to our board of directors as they deem appropriate and as our board may request. Each committee of our board of directors has a committee charter that will set out the mandate of such committee, including the responsibilities of the chair of such committee.

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

Our audit committee consists of four of our directors, Richard J. Berman, Kay Kapoor James A. Marks, and Bill H. White, each of whom meets the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 under the Exchange Act and Nasdaq rules. Mr. White serves as chair of our audit committee. Our board of directors has determined that Mr. White and Mr. Berman each qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K under the Securities Act. The written charter for our audit committee is available on our corporate website at www.COMSovereign.com. The information on our website is not part of this Annual Report.

Report of the Audit Committee of the Board of Directors

Our audit committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2022 with our management. Our audit committee also has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (“PCAOB”). In addition, our audit committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered accountants firm’s communications with the audit committee concerning independence, and has discussed with our independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, our audit committee has recommended to our Board that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Submitted by the Audit Committee,

Bill J. White, Chair

Richard J. Berman

Kay Kapoor

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

Our compensation committee consists of hour of our directors, Richard J. Berman, Kay Kapoor James A. Marks, and Bill J. White, each of whom meets the definition of “independent director” under the rules of Nasdaq and the definition of non-employee director under Rule 16b-3 promulgated under the Exchange Act. Ms. Kapoor serves as chair of our compensation committee. Our board of directors has adopted a written charter for the compensation committee, which is available on our corporate website at www.COMSovereign.com. The information on our website is not part of this Annual Report.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee will be responsible for, among other matters:

●	determining the qualifications, qualities, skills and other expertise required to be a director and developing and recommending to the board for its approval criteria to be considered in selecting nominees for director;

●	identifying and screening individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;

●	overseeing the organization of our board of directors to discharge our board’s duties and responsibilities properly and efficiently;

●	reviewing the committee structure of the board of directors and the composition of such committees and recommending directors to be appointed to each committee and committee chair;

●	identifying best practices and recommending corporate governance principles; and

●	developing and recommending to our board of directors a set of corporate governance guidelines and principles applicable to us.

Our nominating and corporate governance committee consists of three of our directors, Bill J. White, Kay Kapoor and James A. Marks, each of whom meets the definition of “independent director” under the rules of Nasdaq. Mr. Marks serves as chair of our nominating and corporate governance committee. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at www.COMSovereign.com. The information on our website is not part of this Annual Report.

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

Board Diversity Matrix

Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Gender:
Directors	1	4	0	0
Number of Directors Who Identify in Any of the Categories Below:
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
South Asian	1	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	0	4	0	0
Two or More Races or Ethnicities	0	0	0	0

LGBTQ+	0	0	0	0
Persons with Disabilities	0	0	0	0
Did Not Disclose Demographic Background	0	0	0	0

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

Name	Age	Positions and Offices
David A. Knight	61	Chief Executive Officer, President, and Acting Principal Financial and Accounting Officer
Dustin H. McIntire	49	Chief Technology Officer
Kevin M. Sherlock	62	General Counsel and Secretary

Executive Officers who are not Directors

The following sets forth certain information about the experience and attributes of our executive officers who are not directors:

Dustin H. McIntire, Ph.D. was appointed our Chief Technology Officer upon the closing of our acquisition of ComSovereign in November 2019. Dr. McIntire is an electrical design engineer with more than 20 years of experience designing hardware and software for embedded and consumer electronics, wireless communications systems, and the Internet of Things. Additionally, he has an acute broad area expertise over several technological fields and is a skilled technologist and systems architect with a history of successfully leading projects and teams from concept through production utilizing extensive background in computer architecture, low power circuits, embedded software, and communications protocols. He possesses a sharp ability to architect, design, fabricate, and manufacture successful products from concept to high volume production. Examples include co-founding of a cloud-based SaaS company providing IoT services, hosting hundreds of thousands of devices for multiple Fortune 500 companies and developing a scalable edge computing system to perform distributed tracking using multimodal sensing assets. Companies he has led as either Chief Technologist, Chief Technology Officer or Chief Executive Officer include Tranzeo Wireless Technologies, Inc., Arrayent, Inc., Prodeo Systems, Inc. and Silver-Bullet Technology, Inc. He holds a B.S. from Stanford, and M.S. and Ph.D. degrees in Electrical Engineering from UCLA.

Kevin M. Sherlock was appointed our General Counsel and Secretary in January 2020. Prior to joining our Company, Mr. Sherlock was a partner in the law firm of Heurlin Sherlock, PC, in Tucson, Arizona, which he co-founded in 2008 and where he focused primarily on business litigation, securities arbitration, and security clearance matters. While in the private practice of law, Mr. Sherlock also gained experience in corporate structures and mergers and acquisition work. Mr. Sherlock is licensed to practice law in Washington D.C., Florida and Arizona. Mr. Sherlock earned a Bachelor of Science degree in Multinational Business Operations from Florida State University and a Juris Doctorate from Georgetown University Law Center.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners of our capital stock were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)(3)	($)
Daniel L. Hodges (4)	2022	$110,000	$-	$-	$-	$23,300	$133,300
Former Chairman and Chief Executive Officer	2021	250,000	-	-	3,409,550	16,641	3,676,191

David A. Knight (5)	2022	60,000	60,000	-	-	-	120,000
Chief Executive Officer, President, and Acting Principal Financial and Accounting Officer	2021	-	-	-	-	-	-

Dustin H. McIntire (6)	2022	225,000	-	-	-	22,342	247,342
Chief Technology Officer	2021	225,000	-	-	460,750	16,830	702,580

Kevin M. Sherlock (7)	2022	225,000	-	-	-	6,768	231,768
Secretary and General Counsel	2021	225,000	-	-	460,750	316	686,066

John E. Howell (8)	2022	160,000	-	-	-	7,067	167,067
Former President	2021	250,000	-	-	1,035,766	5,107	1,290,873

(1)	Amounts shown in the “Stock Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to shares of restricted stock granted to our named executive officers. Amounts reflect our accounting for these awards and do not necessarily correspond to the actual values that may be realized by our named executive officers. The grant date fair values of shares of restricted stock and immediately vested shares were determined as of the grant date using the closing bid price of our common stock on the grant date. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions. See the “Outstanding Equity Awards at Fiscal Year-End” table in this Annual Report and related notes.

(2)	Amounts shown in the “Stock Options” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to options granted to our named executive officers. Amounts reflect our accounting for these option grants and do not necessarily correspond to the actual values that may be realized by our named executive officers. The grant date fair values of these option grants were calculated at the grant date using the Black-Scholes option pricing model. The assumptions used for the valuations are set forth in Note 16 – Share-Based Compensation in the Notes included elsewhere in this Annual Report. Pursuant to SEC rules, we disregarded the estimates of forfeitures related to service-based vesting conditions. See the “Outstanding Equity Awards at Fiscal Year-End” table in this Annual Report and related notes for information with respect to stock options.

(3)	Reflects amounts paid for health insurance coverage benefits.

(4)	Daniel L. Hodges resigned effective on September 1, 2022. Of the salary earned by Mr. Hodges in 2022 through his resignation, approximately $65,000 was paid in 2022 and the unpaid balance has been accrued and remains unpaid. All of Mr. Hodges’s Option Awards expired on or before November 11, 2022.

(5)	On September 1, 2022, David A. Knight was appointed Interim Chief Executive Officer. Effective November 23, 2022, Mr. Knight was appointed Chief Executive Officer, President, Acting Principal Financial and Accounting Officer, and a Director. The salary and bonus earned by Mr. Knight in 2022 has been accrued and remains unpaid.

(6)	Dustin H. McIntire was appointed our Chief Technology Officer on November 27, 2019 in connection with consummation of our acquisition of ComSovereign. Of the salary earned by Mr. McIntire in 2022 approximately $65,000 was paid in 2022 and the unpaid balance has been accrued and remains unpaid.

(7)	Kevin M. Sherlock was appointed our General Counsel on January 1, 2020. Of the salary earned by Mr. Sherlock in 2022, approximately $65,000 was paid in 2022 and the unpaid balance has been accrued and remains unpaid.

(8)	John E. Howell resigned effective on September 1, 2022. Of the salary earned by Mr. Hodges through his resignation, approximately $70,000 was paid in 2022 has been accrued and remains unpaid. All of Mr. Howell’s Option Awards expired on or before November 11, 2022.

Employment Contracts and Potential Payments Upon Termination or Change in Control

We have entered into employment agreements with our executive officers as follows:

Initial Term of
Executive	Title	Date of Agreement	Agreement
David A. Knight	Chief Executive Officer, President, and Acting Principal Financial and Accounting Officer	November 23, 2022	No term specified
Dustin H. McIntire	Chief Technology Officer	December 2, 2019	Four Years
Kevin M. Sherlock	General Counsel and Secretary	December 2, 2019	Four Years

The employment memo for Mr. Knight does not specify any term. Unless earlier terminated, at the end of the initial term, the employment agreements for Mr. McIntire and Mr. Sherlock each agreement automatically renews for additional an additional one-year term until cancelled.

The following is a summary of the current compensation arrangements set forth in each employment agreement described above:

Executive	Title	Annual Base Salary
David A. Knight	Chief Executive Officer, President, and Acting Principal Financial and Accounting Officer	$180,000
Dustin H. McIntire	Chief Technology Officer	$225,000
Kevin M. Sherlock	General Counsel and Secretary	$225,000

Each executive officer is also eligible to receive an employee incentive stock option grant each year during the term, as determined by the Compensation Committee of our board of directors, with a strike price equal to that of the other corporate officers and directors under that current year’s approved option grants. The executives shall have no rights to any portions of any option grant until the vesting of such grant.

Under the employment memo with Mr. Knight, he would be entitled to severance in the event we terminate his employment without cause before reaching 1 year of service consisting of 3 months of salary, benefits, and prorated bonus, and 6 months of salary, benefits, and prorated bonus if we terminate his employment without cause after reaching 1 year of service. Under the employment agreements with Mr. McIntire and Mr. Sherlock, the executive will be entitled to severance in the event we terminate his employment without Cause (as defined in the employment agreement), or he resigns from his employment for Good Reason (as defined in the employment agreement). The severance amount for would be (i) his pro rata base salary through the date of termination, and (ii) a severance amount equal to 12 months’ salary.

In connection with the execution of such employment agreement, each executive also executed our standard employee agreements containing customary confidentiality restrictions and work-product provisions, as well as customary non-competition covenants and non-solicitation covenants with respect to our employees, consultants and customers.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 regarding our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
2020 Long-Term Incentive Plan - Equity compensation plan approved by security holders	22,621	$226	57,982
Equity compensation plans not approved by security holders	3,933	208	-
Total	26,554	$223	57,982

On February 8, 2023, the authorized shares under the 2020 Long-Term Incentive Plan were increased by 300,000 shares on a post-split basis.

Equity Incentive Plans

2020 Long-Term Incentive Plan.    On April 22, 2020, our board of directors adopted our 2020 Long-Term Incentive Plan (the “2020 Plan”) to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons. On May 5, 2020, our stockholders approved that plan. On a post-reverse split basis, the 2020 Plan started with 33,334 shares of the Company’s common stock available for award under the Plan. On February 25, 2021, our board of directors adopted a resolution proposing to add, on a post-reverse split basis, 50,000 shares of the Company’s common stock to the 2020 Plan, which was approved by our stockholders on June 25, 2021. On November 21, 2022, our board of directors adopted a resolution proposing to add 300,000 shares of the Company’s common stock to the 2020 Plan, which was approved by our stockholders on February 8, 2023 on a post-split basis.

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

A total of 383,334 shares of our common stock are authorized for issuance with respect to awards granted under the 2020 Incentive Plan. Any shares subject to awards that are not paid, delivered or exercised before they expire or are cancelled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2020 Incentive Plan. As of September 30, 2023, stock option grants to purchase an aggregate of 58,655 shares of common stock have been issued under the 2020 Incentive Plan, of which 2,732 have been exercised, 33,303 were forfeited, and 357,982 shares remain available under the 2020 Incentive Plan remain available for award purposes.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2022.

	Option Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date
Dustin H. McIntire, Ph.D
Stock Options Grant - Qualified	364	727	275	4/1/2026
Stock Options Grant - Nonqualified	470	939	275	4/1/2026

Kevin M. Sherlock
Stock Options Grant - Qualified	364	727	275	4/1/2026
Stock Options Grant - Nonqualified	470	939	275	4/1/2026

On April 1, 2021, Dustin McIntire was awarded 1,091 qualified stock option grants and 1,409 non-qualified stock option grants. These stock option grants vest in three equal installments on the first, second and third anniversaries of continued employment from the grant date of April 1, 2021.

On April 1, 2021, Kevin M. Sherlock was awarded 1,091 qualified stock option grants and 1,409 non-qualified stock option grants. These stock option grants vest in three equal installments on the first, second and third anniversaries of continued employment from the grant date of April 1, 2021.

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

Cash Compensation. Under such program, we accrued for each non-employee director a quarterly payable of $60,000 per year for service on our board of directors.

Equity Awards. In 2021, each non-employee director also received an award of five-year nonqualified stock options to purchase 200,000 shares (225,000 shares for Mr. Berman) of our common stock at a purchase price of $275.00 per share, of which 50% of such options vested on April 1, 2022 and 50% of such options vested on April 1, 2023. Each non-employee director was also eligible to receive grants of stock options, each in an amount designated by the Compensation Committee of our board of directors, from any equity compensation plan approved by the Compensation Committee of our Board.

In addition to such compensation, we reimbursed each non-employee director for all pre-approved expenses within 30 days of receiving satisfactory written documentation setting out the expense actually incurred by such director. These include reasonable transportation and lodging costs incurred for attendance at any meeting of our Board.

The following table sets forth the director compensation we paid in the year ended December 31, 2022, excluding compensation to the Excluded Directors, which is set forth in the summary compensation table of our executive officers above.

		Fees Earned Or Paid In Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($)	($)
Richard J. Berman (3)	2022	$75,000	$-	$-	$-	$75,000
Kay Kapoor (4)	2022	60,000	-	-	-	60,000
James A. Marks (5)	2022	60,000	-	-	-	60,000
Former Director: David V. Aguilar (6)	2022	15,000	-	-	-	15,000
Former Director: Brent M. Davies (7)	2022	45,000	-	-	-	45,000

(1)	Amounts shown in the “Stock Awards” column represent the dollar amount recognized for financial statement reporting purposes with respect to the fair value of securities granted in accordance with ASC Topic 718, Compensation — Stock Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

(2)	Amounts shown in the “Option Awards” column reflect the aggregate grant date fair value calculated in accordance with FASB ASC 718 for the respective fiscal year with respect to options granted to our directors. Amounts reflect our accounting for these option grants and do not necessarily correspond to the actual values that may be realized by our directors. The grant date fair values of these option grants were calculated at the grant date using the Black-Scholes option pricing model.

(3)	Mr. Berman was appointed to our board of directors in connection with our acquisition of ComSovereign on November 27, 2019. Mr. Berman was reelected a director at the February 8, 2023 annual meeting of stockholders. Mr. Berman earned $75,000 in board fees for 2022, which amount has been accrued and is unpaid. As of December 31, 2022, Mr. Berman had an aggregate of 2,250 option awards outstanding at a purchase price of $275.00 per share.

(4)	Ms. Kapoor was appointed to our board of directors on January 21, 2021. Ms. Kapoor was elected a director at the February 8, 2023 annual meeting of stockholders. Ms. Kapoor earned $60,000 in board fees for 2022, which amount has been accrued and is unpaid. Ms. Kapoor was granted a restricted stock award of 667 shares (on a post spit basis) of our common stock in 2021, which shares vested in two equal tranches on the first and second anniversaries of her service on our board of directors. We recognized a $150,000 expense in 2022 related to such restricted stock grant. As of December 31, 2022, Ms. Kapoor had an aggregate of 2,000 option awards outstanding at a purchase price of $275.00 per share.

(5)	Mr. Marks was appointed to our board of directors in connection with our acquisition of ComSovereign on November 27, 2019. Mr. Marks was reelected a director at the February 8, 2023 annual meeting of stockholders. Mr. Marks earned $60,000 in board fees for 2022, which amount has been accrued and is unpaid. As of December 31, 2022, Mr. Marks had an aggregate of 2,000 option awards outstanding at a purchase price of $275.00 per share.

(6)	On April 27, 2022, Mr. Aguilar resigned from the board to pursue personal and other business commitments. Mr. Aguilar earned $15,000 in board fees for 2022, which amount has been accrued and is unpaid. All of Mr. Aguilar’s Option Awards expired on or before July 26, 2022.

(7)	On October 10, 2022 Mr. Davies resigned from the board to pursue personal and other business commitments. Mr. Davies earned $45,000 in board fees for 2022, which amount has been accrued and is unpaid. All of Mr. Davies’s Option Awards expired on or before January 9, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 6, 2023 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after December 6, 2023. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

In the table below, the percentage of beneficial ownership of our common stock is based on 2,695,571 shares of our common stock outstanding as of December 6, 2023 plus that amount of our securities of which that person has a right to acquire beneficial ownership within 60 days after December 6, 2023. Unless otherwise noted below, the address of the persons listed on the table is c/o COMSovereign Holding Corp., 6890 E Sunrise Drive, #120-506, Tucson, AZ 85750.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(%) (1)
Named Executive Officers and Directors
David A. Knight	-	*
Dustin H. McIntire (2)	17,467	*
Kevin M. Sherlock (3)	3,621	*
Richard J. Berman (4)	6,960	*
Kay Kapoor (5)	2,667	*
James A. Marks (6)	5,188	*
Bill J. White (7)	-	*

5% Shareholders - None
None	-	*

All current executive officers and directors as a Group (7 persons)	35,903	1.3

*	less than 1%

(1)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on December 6, 2023, excluding treasury stock. On December 6, 2023, there were 2,695,571 shares of our common stock outstanding. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of December 6, 2023. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Includes 15,319 shares held directly by Mr. McIntire, and 480 shares issuable upon the exercise of outstanding warrants and 1,668 shares of common stock underlying options that are exercisable by Mr. McIntire.

(3)	Includes 1,953 shares held by the Kevin M. Sherlock Revocable Trust, and 1,668 shares of common stock underlying options that are exercisable by Mr. Sherlock. Mr. Sherlock has voting and dispositive control over the shares held by the trust.

(4)	Includes 4,282 shares held directly by Mr. Berman, 428 shares issuable upon the exercise of outstanding warrants and 2,250 shares of common stock underlying options that are exercisable by Mr. Mr. Berman.

(5)	Includes 667 shares held directly by Ms. Kapoor that were a restricted stock award made in January 2021 which shares vest in two equal tranches on the first and second anniversaries of her service on our board, and 2,000 shares of common stock underlying options that are exercisable by Ms. Kapoor. We recognized a $150,000 expense in 2022 related to such restricted stock grant.

(6)	Represents 2,854 shares held directly by Mr. Marks, 334 shares held by Spidernet, Inc., and 2,000 shares of common stock underlying options that are exercisable by Mr. Marks. Mr. Marks has voting and dispositive control over the shares held by Spidernet, Inc.

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

Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, which we describe above, the only related party transactions to which we were a party during the years ended December 31, 2022 and 2021 or any currently proposed related party transaction, are as follows:

On April 1, 2022, Dustin H. McIntire, our CTO, loaned $100,000 to the Company. The Company gave Mr. McIntire an unsecured promissory note for the $100,000 loan, with three per cent (3%) interest. On March 31, 2023, the Company amended the note to extend the maturity date to December 31, 2023 with an interest rate of 5.5% commencing on April 1, 2023.

On September 1, 2023, Dustin H. McIntire, our CTO, loaned $260,000 to the Company which was used to secure a software license for the Company. Upon being notified of the proposed loan, the Audit Committee reviewed the transaction under the Company’s related party transaction policy and approved the transaction. The Company issued Mr. McIntire a secured convertible promissory note for the $260,000 loan, with eight per cent (8%) interest, secured by the software license. See Note 22 – Subsequent Events – Business Developments and Debt and Equity Developments.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the aggregate fees billed to the Company by Marcum LLP, for the fiscal years ended December 31, 2022 and 2021:

	2022	2021
Audit fees(1)	$676,670	$627,922
Audit-related fees(2)	-	-
Tax fees(3)	-	-
Total	$676,670	$627,922

(1)	Audit fees consist of fees billed for services rendered by our independent auditors during the years ended December 31, 2022 and 2021 for the audit and review of our financial statements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements of the Company and are not reported under “Audit fees.” For the periods indicated these fees primarily related to miscellaneous professional services.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, advice and planning. For the periods indicated these services included assistance regarding federal and state tax compliance and consultations regarding various income tax issues.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	Our Consolidated Financial Statements and Notes thereto begin on page F-1 of this report immediately after the signature page.

(2)	Financial Statement Schedules: All schedules have been omitted because the required information is included in the Consolidated Financial Statements or the Notes thereto, or because it is not required.

(3)	Exhibits:

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	Filing Date	Exhibit Number
3.1	Restated Articles of Incorporation	--	*	--
3.2	Amended and Restated By-Laws	--	*	--
3.3	Certificate of Designations of Series A Cumulative Redeemable Perpetual Preferred Stock	8-A	10/26/2021	3.2
4.1	Description of Registered Securities	--	*	--
4.2	Form of Warrant Agency Agreement dated January 26, 2021 between the Company and ClearTrust, LLC, including form of Warrant Certificate	8-K	1/27/2021	10.1
4.3	Form of Convertible Promissory Note of the Company dated January 29, 2021	8-K	2/4/2021	4.2
10.1	COMSovereign Holding Corp. 2020 Long-Term Incentive Plan, as amended	–	*	–
10.2#	Employment Memo dated November 29, 2022 between the Company and David Knight#	8-K	11/29/2022	99.1
10.3#	Employment Agreement dated December 2, 2019 between the Company and Dr. Dustin McIntire, Ph.D.#	8-K	12/12/2019	10.3
10.4#	Employment Agreement dated January 2, 2020 between the Company and Kevin M. Sherlock#	8-K	1/8/2020	10.2
10.5	Warrant dated May 27, 2021 between the Company and Lind Global Asset Management IV, LLC	8-K	6/3/2021	10.3
10.6	Securities Purchase Agreement, dated August 25, 2021 between the Company and Lind Global Fund II LP	8-K	8/30/2021	10.1
10.7	Senior Secured Convertible Promissory Note dated August 25, 2021 of the Company issued to Lind Global Fund II LP	8-K	8/30/2021	10.2
10.8	Warrant dated August 25, 2021 of the Company issued to Lind Global Fund II LP	8-K	8/30/2021	10.3
10.9	Amended and Restated Security Agreement dated August 25, 2021 between the Company and Lind Global Asset Management IV, LLC and Lind Global Fund II LP	8-K	8/30/2021	10.4
10.10	Amended and Restated Guaranty dated August 25, 2021 of the Subsidiaries of the Company in favor of Lind Global Asset Management IV, LLC and Lind Global Fund II LP	8-K	8/30/2021	10.5
10.11	Amended and Restated Security Agreement dated August 25, 2021 among the Subsidiaries of the Company and Lind Global Asset Management IV, LLC and Lind Global Fund II LP	8-K	8/30/2021	10.6
10.12	Form of Amended and Restated Patent Security Agreement dated August 25, 2021 between certain Subsidiaries of the Company and Lind Global Asset Management IV, LLC	8-K	8/30/2021	10.7
10.13	Form of Amended and Restated Trademark Security Agreement dated August 25, 2021 between certain Subsidiaries of the Company and Lind Global Asset Management IV, LLC	8-K	8/30/2021	10.8
10.14	First Amendment and Limited Waiver dated August 25, 2021 to the Securities Purchase Agreement dated May 27, 2021 between the Company and Lind Global Asset Management IV, LLC	8-K	8/30/2021	10.9
10.15	Amended and Restated Senior Secured Convertible Promissory Note dated May 27, 2021 of the Company issued to Lind Global Asset Management IV, LLC	8-K	8/30/2021	10.10
10.16†	Share Purchase Agreement dated August 17. 2021 between the Company, Saguna Networks Ltd. and Shareholders’ Representative	8-K	8/20/2021	10.1
10.17†	Share Purchase Agreement dated December 22. 2022 between the Company, Sky Sovereign, Inc., Sky Sapience Ltd., and Titan Innovations Ltd.	8-K	12/22/2022	10.1
14	Code of Business Conduct and Ethics	--	*	--
21	List of Subsidiaries	--	*	--
23	Consent of Independent Registered Public Accounting Firm	--	*	--
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	*	--
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	*	--
32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	*	--
32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	*	--
101 INS	Inline XBRL Taxonomy Extension Schema Document.	–	*	–
101 SCH	Inline XBRL Taxonomy Extension Schema Document.	–	*	–
101 CAL	Inline XBRL Taxonomy Extension Calculation LinkbaseDocument.	–	*	–
101 DEF	Inline XBRL Taxonomy Extension Definition LinkbaseDocument.	–	*	–
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	–	*	–
101 PRE	Inline XBRL Taxonomy Extension Presentation LinkbaseDocument.	–	*	–
104	Cover Page Interactive Data File (formatted as InlineXBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

†	Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K. Schedules, exhibits and similar supporting attachments to this exhibit are omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMSOVEREIGN HOLDING CORP.

By:	/s/ David A. Knight
David A. Knight
Chief Executive Officer
Date: December 6, 2023

By:	/s/ David A. Knight
David A. Knight
Acting Chief Financial Officer
(Acting Principal Financial and Accounting Officer)
Date: December 6, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Name	Position	Date

/s/ David A. Knight	Chairman and Chief Executive Officer	December 6, 2023
David A. Knight	(Principal Executive Officer)

/s/ David A. Knight	Chief Financial Officer	December 6, 2023
David A. Knight	(Acting Principal Financial and Accounting Officer)

/s/ Richard J. Berman	Director	December 6, 2023
Richard J. Berman

/s/ Kay Kapoor	Director	December 6, 2023
Kay Kapoor

/s/ James A. Marks	Director	December 6, 2023
James A. Marks

/s/ Bill J. White	Director	December 6, 2023
Bill J. White

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

COMSovereign Holding Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of COMSovereign Holding Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and has limited resources that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Intangible Assets with Definite-Lives

Description of the Matter

As disclosed in Notes 2 and 12 to the consolidated financial statements, long-lived assets including definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company utilizes an income approach using an undiscounted cash flow model to assess the recoverability of the definite-lived intangibles, comparing its undiscounted cash flows to its carrying value. If the carrying value exceeds undiscounted cash flows, the Company will use a discounted cash flow model to determine the fair value, and an impairment loss is recognized if the carrying amount of the definite-lived intangible assets exceeds fair value. During 2022 an impairment charge was recorded in the amount of $12.1 million. As of December 31, 2022, the Company had definite-lived intangible assets with a net carrying value of approximately $1.4 million.

Auditing the Company’s impairment tests for intangible assets with definite lives was complex and highly judgmental due to the significant estimation in management’s assumptions to calculate the undiscounted cash flows and the fair value estimate. These assumptions can significantly affect the undiscounted cash flows and fair value of the intangible asset with definite lives.

How We Addressed the Matter in our Audit

To test the Company’s impairment assessment for intangible assets with definite lives, we performed audit procedures that included the following:

●	We evaluated the Company’s projected revenues and cash flows by comparing the projections to historical results, marketing plans and other relevant economic factors.

●	We evaluated the reasonableness of the valuation methodology, the discount rates and royalty rates, and tested the impairment calculations for the intangible assets by verifying and recreating the valuation calculations.

Impairment of Goodwill

Description of the Matter

As reflected in the Company’s consolidated financial statements at December 31, 2022, the Company’s goodwill was $7.3 million. As disclosed in Notes 2 and 12 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment. As a result of these assessments, management concluded that there was an impairment to goodwill for the year ended December 31, 2022, in the amount of $29.3 million.

Auditing management’s impairment tests of goodwill is complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of the reporting units. In particular, the fair value estimates of the reporting units were sensitive to changes in significant assumptions such as discount rates, revenue growth rates, operating margins, estimated spending on capital expenditures, terminal growth rates, and comparable company specific information. These assumptions are affected by current and expected future market or economic conditions.

How We Addressed the Matter in our Audit

Our audit procedures related to the selection of the discount rates and forecasts of future net sales, operating margins, operating expenses, and other market and economic data of the reporting units, included the following, among other:

●	We obtained an understanding of the Company’s process and related controls to evaluate goodwill for impairment. We evaluated the reasonableness of management’s forecasts of future net sales, operating margins and operating expenses by comparing the forecasts to historical results, management’s marketing plans, other relevant economic factors, and comparable company and industry information. We tested the mathematical accuracy of the valuation models and performed sensitivity analyses.

●	We involved our valuation specialist to evaluate the reasonableness of the valuation methodology and market multiples.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

December 6, 2023

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share data)	2022	2021
Assets
Current assets:
Cash	$1,868	$1,873
Accounts receivable, net	1,126	1,376
Inventory, net	3,966	10,249
Prepaid expenses	3,571	6,936
Note receivable – current	650	-
Other current assets	150	342
Assets held for sale – current	651	-
Assets of discontinued operations – current	-	809
Total current assets	11,982	21,585
Property and equipment, net	377	8,752
Operating lease right-of-use assets	97	3,000
Intangible assets, net	1,428	15,460
Goodwill	7,310	37,943
Note receivable – long-term	1,350	-
Other assets – long-term	-	215
Assets held for sale – long-term	2,374	-
Assets of discontinued operations – long-term	-	1,574
Total assets	$24,918	$88,529

Liabilities and Stockholders’ (Deficiency) Equity
Current liabilities:
Accounts payable	$3,656	$3,610
Accrued interest	477	288
Accrued liabilities	3,006	1,048
Accrued liabilities – related party	-	206
Accrued payroll	1,758	875
Contract liabilities, current	3,232	3,341
Accrued warranty liability – current	488	473
Operating lease liabilities – current	1,321	908
Note payable – related party	100	-
Current portion of debt; net of unamortized discounts and debt issuance costs	11,536	13,566
Liabilities held for sale – current	2,342	-
Liabilities of discontinued operations – current	-	911
Total current liabilities	27,916	25,226
Debt – non-current	1,895	12,273
Contract liabilities – long term	152	74
Operating lease liabilities – long term	9,816	2,218
Liabilities held for sale – long-term	140	-
Liabilities of discontinued operations – long-term	-	587
Total liabilities	39,919	40,378

Commitments and contingencies (Note 18)
Stockholders’ (Deficiency) Equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; Series A Cumulative Redeemable Perpetual Preferred Stock, 690,000 shares designated, 320,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 2,381,136 and 819,851 shares issued and 2,380,803 and 819,518 shares outstanding as of December 31, 2022 and 2021, respectively	-	-
Preferred dividend	-	-
Additional paid-in capital	282,582	266,021
Treasury stock, at cost, 333 shares as of December 31, 2022 and 2021	(50)	(50)
Accumulated deficit	(297,556)	(217,843)
Accumulated other comprehensive income	23	23
Total Stockholders’ (Deficiency) Equity	(15,001)	48,151
Total Liabilities and Stockholders’ (Deficiency) Equity	$24,918	$88,529

The accompanying notes are an integral part of these consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
(Amounts in thousands, except share and per share data)	2022	2021
Revenue	$9,878	$9,064
Cost of goods sold	7,594	4,582
Gross profit	2,284	4,482
Operating expenses
Research and development (1)	2,354	4,044
Sales and marketing (1)	49	615
General and administrative (1)	17,778	24,938
Depreciation and amortization	2,008	14,078
Impairment	41,439	106,055
Loss on sales (ID, DWXC, RVI) (2)	2,713	-
Loss on lease abandonment	13,560	-
Gain on the sale of assets	(8,441)	(83)
Total operating expenses, net	71,460	149,647
Loss from operations	(69,176)	(145,165)
Other expense
Interest expense	(3,978)	(2,797)
Other expense	-	(116)
Loss on extinguishment of debt	(7,306)	(4,356)
Foreign currency transaction gain	-	48
Total other expense	(11,284)	(7,221)
Loss from continuing operations	(80,460)	(152,386)
Income (loss) from discontinued operations, net of tax	747	(663)
Net loss	(79,713)	(153,049)
Dividend on preferred stock	(678)	(168)
Net loss attributable to common stockholders	$(80,391)	$(153,217)
Net loss per share
- Basic and diluted from continuing operations	$(72.70)	$(216.53)
- Basic and diluted from discontinued operations	$0.67	$(0.94)

Weighted average number of common shares outstanding
- Basic and diluted	1,115,992	704,538

(1)	These are exclusive of depreciation and amortization

(2)	Innovation Digital (“ID”), DragonWave-X Canada (“DWXC”), RVision (“RVI”)

The accompanying notes are an integral part of these consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

						Accumulated				Total
					Additional	Other				Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	(Deficiency)
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
Balance - January 1, 2021	-	$-	494,447	$-	$158,225	$-	333	$(50)	$(64,626)	$93,549
Common stock issued for exercise of options	-	-	633	-	17	-	-	-	-	17
Common stock issued as vendor compensation	-	-	2,347	-	1,171	-	-	-	-	1,171
Common stock and warrants issued for public offering (1)	-	-	106,794	-	39,656	-	-	-	-	39,656
Share-based compensation	-	-	667	-	2,127	-	-	-	-	2,127
Issuance of warrants for extinguishment of debt and interest	-	-	-	-	4,394	-	-	-	-	4,394
Issuance of warrants for debt issuance costs	-	-	-	-	2,049	-	-	-	-	2,049
Common stock issuance for extinguishment of debt and interest	-	-	63,609	-	17,236	-	-	-	-	17,236
Common stock issuance for RF Engineering & Energy Resource, LLC acquisition	-	-	9,928	-	2,204	-	-	-	-	2,204
Common stock issuance for Saguna Networks, LTD acquisition	-	-	64,221	-	9,826	-	-	-	-	9,826
Common stock issuance for Innovation Digital, LLC acquisition	-	-	31,653	-	7,343	-	-	-	-	7,343
Common stock issuance for RVision, Inc. acquisition	-	-	20,000	-	5,500	-	-	-	-	5,500
Common stock issued for Sky Sapience Ltd. acquisition	-	-	25,552	-	9,071	-	-	-	-	9,071
Issuance of preferred shares for public offering (2)	320,000	-	-	-	7,202	-	-	-	-	7,202
Other comprehensive gain	-	-	-	-	-	23	-	-	-	23
Preferred dividend	-	-	-	-	-	-	-	-	(168)	(168)
Net loss	-	-	-	-	-	-	-	-	(153,049)	(153,049)
Balance - December 31, 2021	320,000	-	819,851	-	266,021	23	333	(50)	(217,843)	48,151
Issuance of common stock for conversion of debt	-	-	1,557,438	-	16,144	-	-	-	-	16,144
Issuance of common stock for exercise of options	-	-	2,098	-	31	-	-	-	-	31
Issuance of common stock for the debt placement agent	-	-	2,400	-	81	-	-	-	-	81
True-up of common stock outstanding	-	-	16	-	-	-	-	-	-	-
Forfeiture of restricted stock awards	-	-	(667)	-	-	-	-	-	-	-
Preferred dividend	-	-	-	-	(678)	-	-	-	-	(678)
Share-based compensation	-	-	-	-	983	-	-	-	-	983
Net loss	-	-	-	-	-	-	-	-	(79,713)	(79,713)
Balance - December 31, 2022	320,000	$-	2,381,136	$-	$282,582	$23	333	$(50)	$(297,556)	$(15,001)

(1)	Represents net proceeds of $39.7 million comprised of gross proceeds of $45.0 million and offering costs of $5.3 million.

(2)	Represents net proceeds of $7.2 million comprised of gross proceeds of $8.0 million and offering costs of $0.8 million.

The accompanying notes are an integral part of these consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
(Amounts in thousands, except share data)	2022	2021
Cash Flows From Operating Activities:
Net loss	$(79,713)	$(153,049)
Adjustments to reconcile net loss to net cash used in operating activities: (Income) loss from discontinued operations, net of tax	(747)	663
Depreciation	900	1,237
Amortization	1,108	12,841
Impairment expense	41,439	106,055
Non-cash rent expense	736	713
Inventory reserve	759	1,132
Bad debt expense	307	207
Loss on sales (ID, DWXC, RVI) (1)	2,713	-
Loss on lease abandonment	13,560	-
Gain on the sale of assets	(8,441)	(83)
Share-based compensation	983	2,127
Amortization of debt discounts and debt issuance costs	2,482	-
Default interest charge	376	-
Share-based vendor payments	-	1,171
Loss on extinguishment of debt	7,306	4,356
Changes in operating assets and liabilities:
Accounts receivable, net	28	109
Inventory, net	5,160	(2,154)
Prepaid expenses	(844)	(5,916)
Other assets	2,213	(403)
Note receivable	(2,000)	-
Accounts payable	76	(3,596)
Accrued interest	779	423
Accrued liabilities	1,402	(945)
Contract liabilities	7	2,451
Operating lease liabilities	(1,093)	(553)
Related party notes	(206)	(124)
Other current liabilities	1,181	(5,751)
Total Adjustments	70,184	113,960
Net Cash Used In Operating Activities	(9,529)	(39,089)
Cash Flows From Investing Activities:
Business acquisitions, net of cash received	-	(6,470)
Proceeds from building sale, net of transaction costs	15,102	-
Purchases of property and equipment	(165)	(3,053)
Proceeds from disposal of property and equipment	-	83
Net Cash Provided By (Used In) Investing Activities	14,937	(9,440)
Cash Flows From Financing Activities:
Proceeds from issuance of related party note	100	-
Proceeds from sale of common stock from offering	-	45,000
Proceeds from issuance of debt	1,156	14,155
Proceeds from exercise of options	31	17
Proceeds from the sale of preferred stock	-	8,000
Offering costs	-	(6,142)
Preferred stock dividend	(246)	(168)
Debt issuance costs	-	148
Repayment of related party notes	-	(1,010)
Repayment of debt	(7,543)	(7,646)
Net Cash (Used In) Provided By Financing Activities	(6,502)	52,354
Effect of Exchange Rates on Cash	-	23
Net Cash Provided By (Used In) Discontinued Operations	1,632	(2,665)
Net Cash Used In Assets Held for Sale	(543)	-
Net (Decrease) Increase In Cash	(5)	1,183
Cash - Beginning of Period	1,873	690
Cash - End of Period	$1,868	$1,873

The accompanying notes are an integral part of these consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	For the Years Ended
	December 31,
(Amounts in thousands, except share data)	2022	2021
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$107	$638
Non-cash investing and financing activities:
Issuance of common stock for debt placement agent	$81	$-
Accrual of preferred dividends not paid yet	$432	$-
Issuance of common stock for Sky Sapience Ltd. acquisition	$-	$9,071
Issuance of common stock for Innovation Digital, LLC	$-	$7,343
Debt incurred to sellers for Innovation Digital, LLC	$-	$600
Issuance of common stock for RVision, Inc.	$-	$5,500
Issuance of common stock for RF Engineering & Energy Resource, LLC	$-	$2,204
Issuance on common stock for SAGUNA Networks Ltd. acquisition	$-	$9,826
Issuance of common stock for extinguishment of debt and interest	$-	$15,634
Issuance of warrants for extinguishment of debt and interest	$-	$4,394
Issuance of common stock for conversion of debt and interest	$16,144	$1,602
Issuance of warrants as debt issuance costs	$-	$2,049
Recognition of operating lease right-of-use asset and liability	$10,052	$1,217
Acquisition of building with secured note payable	$-	$4,480
Prepaid deposits transferred to inventory	$3,823	$862
Lease deposits recognized from Sky Sapience Ltd. acquisition	$-	$11

The accompanying notes are an integral part of these consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Effective January 21, 2021, the Company enacted a 1-for-3 reverse stock split (the “Split”) of the Company’s common stock. These consolidated financial statements and accompanying notes give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

Effective February 10, 2023, the Company enacted a 1-for-100 reverse stock split (the “2023 Split”) of the Company’s common stock. These consolidated financial statements and accompanying notes give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported results of operations or loss per share.

Principle of Consolidation

The consolidated financial statements as of December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021, include the accounts of the Company and its subsidiaries listed below. All intercompany transactions and accounts have been eliminated.

●	AZCOMS, LLC, an Arizona limited liability company.

●	COMS Global Telecommunications, LLC, a Texas limited liability company.

●	COMS Government Systems, LLC, a Texas limited liability company.

●	COMS Science and Technology, LLC, a Texas limited liability company.

●	COMS Site Solutions, LLC, a Texas limited liability company.

●	Dragonwave Corp., a Delaware corporation.

●	Dragonwave-X, LLC, an Arizona limited liability company.

●	InduraPower, Inc., a Delaware corporation. (Idled on or about May 2022).

●	Innovation Digital, LLC, a California limited liability company.

●	Lextrum, Inc., a California corporation.

●	Lighter Than Air Systems Corp., (d/b/a Drone Aviation Corp) a Florida corporation.

●	RF Engineering & Energy Resource, LLC, a Michigan limited liability company. (Idled on or about January 2023).

●	RVision, Inc., a Nevada corporation. (Sold on December 29, 2022).

●	SAGUNA Networks Ltd., an Israeli company. (Idled on or about June 2022).

●	Silver Bullet Technology, Inc., a Delaware corporation.

●	Sky Sapience Ltd., an Israeli company. (Sold on March 20, 2023).

●	Sky Sovereign, Inc., a Nevada.

●	Skyline Partners Technology, LLC, (d/b/a Fastback) a Colorado limited liability company.

●	VEO Photonics, Inc., a California corporation. (Idled on or about June 2022).

●	Virtual NetCom, LLC, a Virginia limited liability company.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

Acquisitions

The Company accounts for business combinations under the acquisition method of accounting, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. Any excess of the fair value of purchase consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired and liabilities assumed were determined with the assistance of a third-party valuation firm and involves management making significant estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions, including all short-term, highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Accounts Receivable and Credit Policies

Trade accounts receivable consist of amounts due from the sale of the Company’s products and services. Such accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 45 days of receipt of the invoice. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts based on historical collection experience and a review of the current status of trade accounts receivable. As of December 31, 2022 and 2021, the Company recorded a reserve in the amount of $1.2 million and $1.0 million, respectively, for estimated uncollectible accounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivables. The Company places its cash with high-credit-quality financial institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250,000 per depositor. As a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company has not experienced any losses due to these excess deposits and believes the risk is not significant. With respect to net trade receivables, management routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Related Parties

The Company accounts for and discloses related party transactions in accordance with FASB ASC 850, Related Party Disclosures. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries’ controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gains or loss is included in the results of operations for the respective period.

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the year ended December 31, 2022, the Company determined that it was more likely than not that certain reporting unit’s fair value was below their reporting unit’s carrying amount due to a decline in the Company’s market capitalization and lack of performance of the business units. Accordingly, it was necessary to perform impairment testing. See Note 12 – Goodwill and Other Intangible Assets for further discussion related to triggering events.

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

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches and compares it to the carrying values. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. See Note 12 – Goodwill and Other Intangible Assets for further discussion related to impairment.

Beneficial Conversion Features and Warrants

During the year ended December 31, 2021, the Company evaluated the conversion feature of convertible debt instruments to determine whether the conversion feature was beneficial as described in ASC 470-30, Debt with Conversion and Other Options. The Company recorded a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that had conversion features at fixed or adjustable rates that are in-the-money when issued and recorded the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments was recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which were credited to additional paid-in capital. The Company calculated the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation model. The Black-Scholes option-pricing model involves the use of significant estimates, including the risk-free interest rate, expected stock price volatility, expected dividend yield, and contractual life of the award.

Under these guidelines, the Company first allocates the value of the proceeds received from a convertible debt transaction between the convertible debt instrument and any other detachable instruments included in the transaction (such as warrants) on a relative fair value basis. A BCF is then measured as the intrinsic value of the conversion option at the commitment date, representing the difference between the effective conversion price and the Company’s stock price on the commitment date multiplied by the number of shares into which the debt instrument is convertible. The allocated value of the BCF and warrants are recorded as a debt discount and accreted over the expected term of the convertible debt as interest expense. If the intrinsic value of the BCF is greater than the proceeds allocated to the convertible debt instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible debt instrument. During the year ended December 31, 2021, there was no material impact resulting from conversion features.

Beginning on January 1, 2022, with the adoption of ASU 2020-06, it was no longer necessary to evaluate whether a conversion feature was beneficial.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Discontinued Operations

On June 21, 2022, the Company completed the sale of its Sovereign Plastics business unit to TheLandersCompanies LLC for total consideration of $2.0 million in a secured note with interest of 5% and a maturity date of May 31, 2025. The assets and liabilities of Sovereign Plastics are reflected in the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of operations of Sovereign Plastics are included in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations and comprehensive loss. For comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis (see Note 3 – Discontinued Operations and Assets and Liabilities Held for Sale for additional information).

Assets and Liabilities Held for Sale

On March 20, 2023, the Company completed the sale of its Sky Sapience business unit to Titan Innovations Ltd. for total consideration of $1.8 million. Assets and liabilities of Sky Sapience are reflected in the accompanying Consolidated Balance Sheet as “Assets held for sale” and “Liabilities held for sale”, respectively, as of December 31, 2022 (see Note 3 – Discontinued Operations and Assets and Liabilities Held for Sale and Note 22 – Subsequent Events – Business Developments for additional information).

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

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities to any of its currently eligible financial assets or liabilities. The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of December 31, 2022 and December 31, 2021 approximated their fair value due to their short-term nature.

Debt Discounts

The Company records debt discounts as a deduction from the carrying amount of the related indebtedness on its Consolidated Balance Sheet with the respective debt discount amortized in interest expense on its Consolidated Statement of Operations. In connection with the issuance of certain notes payable and senior convertible debentures, the Company, or its subsidiaries, issued warrants to purchase shares of its common stock and had BCFs prior to the adoption of ASU 2020-06, which was adopted on January 1, 2022. See Note 14 – Debt. The warrants are exercisable at various exercise prices per share. The Company evaluated the terms of these warrants at issuance and concluded that they should be treated as equity. The fair value of the warrants was determined by using the Black-Scholes model and was recorded as a debt discount offsetting the carrying value of the debt obligation in the Consolidated Balance Sheet.

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

Foreign Currency Translation

The Company’s operations and balances denominated in foreign currencies, including those of its foreign Canadian subsidiary, DragonWave, and its Israeli subsidiaries, SKS and SAGUNA, that are primarily a direct and integral component or extension of the Company’s operations, are translated into U.S. dollars (“USD”) using the following: monetary assets and liabilities are translated at the period end exchange rate; non-monetary assets are translated at the historical exchange rate; and revenue and expense items are translated at the average exchange rate and records the translation adjustments in accumulated other comprehensive income (loss) on the Consolidated Balance Sheet. Foreign currency transaction gains are included in foreign currency transaction gain in the Consolidated Statement of Operations.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

Management has determined that it has performance obligations related to its products and services: telecom hardware, repairs, support and maintenance, drones, consulting, warranties and other. Revenue from telecom hardware, repairs, support and maintenance, drones, and other are all recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract, or services is completed. Revenue from warranties is recognized over time using an input method that results in a straight-line basis recognition over the warranty period, as the contract usually provides the customer equal benefit throughout the warranty period. Revenue from consulting services is recognized over time using an input method of labor hours expensed, as it directly measures the efforts toward satisfying the performance obligation.

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

As of December 31, 2022 and 2021, the Company had $3.4 million and $3.4 million of deferred revenue, respectively, from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract.

Applying a practical expedient, the Company recognizes the incremental costs of obtaining contracts, which primarily consist of sales commissions, as expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. If the service period, inclusive of any anticipated renewal, is longer than a year, the incremental direct costs are capitalized and amortized over the period of benefit. As of December 31, 2022 and 2021, there were no such capitalized costs.

The Company also applies the practical expedient not to adjust the promised amount of consideration for the effects of a financing component if the Company expects, at contract inception, that the period between when the Company transfers a good or service to the customer and when the customer pays for the good or service will be one year or less. During fiscal 2022 and 2021, there were no such financing components.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Research and Development

Research costs are expensed as incurred. Development costs are expensed as incurred unless they meet generally accepted accounting criteria for deferral and amortization. Development costs incurred prior to the establishment of technological feasibility do not meet these criteria and are expensed as incurred.

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

Share-based compensation for employees and non-employees is recorded in the Consolidated Statement of Operations as a component of general and administrative expense with a corresponding increase to additional paid-in capital in stockholders’ (deficiency) equity.

Leases

The Company adopted ASU No. 2016-02, Leases and a series of related Accounting Standards Updates that followed (collectively referred to as “Topic 842”). Topic 842 requires organizations to recognize right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. Operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous U.S. GAAP. The Company utilized the transition method allowed under ASU 2018-11 in which an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption, if any.

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

Loss on Extinguishment of Debt

The Company recorded loss on extinguishment of debt for the years ended December 31, 2022 and 2021 of $7.3 million and $4.4 million, respectively. Gain or loss on extinguishment of debt consists of the difference between the fair value of the reacquisition consideration and the carrying amount of debt on the date it was paid off.

Income Taxes

The Company accounts for income taxes utilizing ASC 740, Income Taxes. ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. At December 31, 2022 and 2021, the Company has recorded a 100% valuation allowance against net deferred tax assets due to the uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company also follows the guidance for accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2022 and 2021. If the Company has to recognize any interest or penalties associated with its tax positions or returns, any interest or penalties will be recorded as income tax expense in the Consolidated Statement of Operations.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

Reportable Segments and Reporting Units

The Company currently operates as one Segment. A reporting unit (“RU”) is a component of an operating segment that is a business activity for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company’s legal operating subsidiaries are not organized to qualify as a segment, however, through December 31, 2022, each operating entity has separate financial information and an operating manager, who oversees the business and financial activities, reporting to the Chief Operating Decision Maker. (“CODM”). Therefore, each legal entity is deemed to be a separate reporting unit.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 was originally effective for fiscal years beginning after December 15, 2019, with early adoption permitted. In October 2019, the FASB issued ASU No. 2019-10, “Financial Instruments-Credit Losses (Topic 326): Effective Dates”, to finalize the effective date delays for private companies, not-for-profits, and smaller reporting companies applying the current expected credit losses (“CECL”) standards. The ASU is now effective for reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. The new guidance is effective for smaller reporting companies during annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2020-06 effective January 1, 2022 which eliminates the need on a go forward basis to assess whether a beneficial conversion feature needs to be recognized upon either (a) the issuance of new convertible securities; or (b) the resolution of any prior period contingent beneficial conversion features. The early adoption did not have an immediate material impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Companies should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. This standard was adopted on January 1, 2022 and

NOTE 3 DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Sovereign Plastics LLC

Sovereign Plastics is a manufacturer of plastic and metal components to third-party manufacturers based out of Colorado Springs, Colorado. The Company’s Board of Directors, in consultation with management as well as its financial and legal advisors, considered a number of factors, including the risks and challenges facing Sovereign Plastics in the future as compared to the opportunities available to Sovereign Plastics in the future, and the availability of strategic alternatives. On June 13, 2022, after careful consideration, the Board of Directors unanimously approved the sale of Sovereign Plastics.

On June 21, 2022, the Company completed the sale of its Sovereign Plastics business unit to TheLandersCompanies LLC for total consideration of $2.0 million in a secured note with interest of 5% and a maturity date of May 31, 2025. As a result of the sale, the Company recognized a $1.1 million gain on the sale of Sovereign Plastics included in the income (loss) from discontinued operations, net of tax on the consolidated statements of operations.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Results of Discontinued Operations

The results and net income (loss) of Sovereign Plastics’ discontinued operations were as follows:

	For the Years Ended
	December 31,
(Amounts in thousands, except share and per share data)	2022	2021
Revenue	$1,718	$3,576
Cost of goods sold	1,065	1,915
Gross profit	653	1,661
Operating expenses
General and administrative	691	1,394
Depreciation and amortization	283	633
Gain on sale of Sovereign Plastics	(1,074)	-
Total operating income (expenses), net	(100)	2,027
Income (loss) from operations	753	(366)
Other expense
Interest expense	(6)	(51)
Loss on extinguishment of debt	-	(246)
Total other expense	(6)	(297)
Income (loss) from discontinued operations, net of tax	$747	$(663)

Assets and liabilities of discontinued operations as of December 31, 2021 were classified as current and non-current because the sale transaction did not qualify as discontinued operations as of December 31, 2021, and because the consideration of $2.0 million for the sale is due on May 31, 2023 and is recorded as a note receivable on the Consolidated Balance Sheet. The details are as follows:

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Sky Sapience Ltd.

Sky Sapience was acquired on February 25, 2021 (see Note 20 – Business Acquisitions – Sky Sapience Ltd.) and is a manufacturer of drones with a patented tethered hovering technology that provides long-duration, mobile and all-weather Intelligence, Surveillance and Reconnaissance (ISR) capabilities to customers worldwide for both land and marine-based applications based out of Israel. The Company’s Board of Directors, in consultation with management as well as its financial and legal advisors, considered a number of factors, including the risks and challenges facing Sky Sapience in the future as compared to the opportunities available to Sky Sapience in the future, and the availability of strategic alternatives. On December 21, 2022, after careful consideration, the Board of Directors unanimously approved the sale of Sky Sapience. On March 20, 2023, the Company completed the sale of its Sky Sapience business unit to Titan Innovations Ltd. for total consideration of $1.8 million (see Note 22 – Subsequent Events – Business Developments for additional information). The sale of Sky Sapience didn’t qualify for discontinued operations presentation because the sale didn’t represent a strategic shift that will have a major effect on the Company’s operations (the Company will continue to be in the drone business). Sky Sapience’s assets and liabilities met the criteria to be classified as held for sale as of December 31, 2022 as follows:

Sky Sapience
December 31,
(Amounts in thousands, except share and per share data)	2022
Assets
Cash	$35
Inventory, net	535
Prepaid and deferred expenses	56
Other current assets	25
Assets held for sale - current	651
Property and equipment, net	640
Operating lease right-of-use assets	269
Intangible assets, net	246
Goodwill	1,219
Assets held for sale - long-term	2,374
Total assets held for sale	$3,025

Liabilities
Accounts payable	$233
Accrued liabilities	321
Accrued payroll	321
Contract liabilities, current	1,347
Operating lease liabilities, current	120
Liabilities of assets held for sale - current	2,342
Operating lease liabilities - long term	140
Liabilities held for sale - long-term	140
Total liabilities held for sale	$2,482

NOTE 4 GOING CONCERN AND LIQUIDITY

U.S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2022, the Company generated negative cash flows from operations of $9.5 million and had an accumulated deficit of $297.6 million and working capital deficit of $15.9 million. These factors raise substantial doubt about our ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund growth initiatives. Based on current cash on hand and subsequent activity as described herein (see Note 22 – Subsequent Events – Business Developments and Debt and Equity Developments), the Company presently only has enough cash on hand to operate on a month-to-month basis, without raising additional capital or selling assets. Because of the Company’s limited cash availability, its operations have been scaled back to the extent possible (see Note 21 – Other Business Developments – Business Developments and Note 22 – Subsequent Events – Business Developments). Management continues to explore opportunities with third parties and related parties; however, it has not entered into any agreement to provide the necessary additional capital, except as disclosed herein.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

The Company will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows to meet its future liquidity requirements. However, there can be no assurance that the Company will be successful in any capital-raising or profit-enhancing efforts that it may undertake, and these planned actions do not alleviate the substantial doubt. If the Company is not able to obtain additional financing on a timely basis, it may have to further delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on its business, financial condition and results of operations, and ultimately, it could be forced to discontinue operations, liquidate assets and/or seek reorganization under the U.S. bankruptcy code.

NOTE 5 REVENUE

Revenue by type consisted of the following for the year ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
(Amounts in thousands)	2022	2021
Telecom hardware	$4,234	$5,871
Repairs	-	189
Support & maintenance	157	634
Drones	4,828	997
Consulting	218	406
Warranty	-	213
Other	441	754
Total revenue	$9,878	$9,064

The following table is a summary of the Company’s timing of revenue recognition for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
(Amounts in thousands)	2022	2021
Timing of revenue recognition:
Services and products transferred at a point in time	$9,624	$8,657
Services and products transferred over time	254	407
Total revenue	$9,878	$9,064

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
(Amounts in thousands)	2022	2021
Revenue by products and services:
Products	$9,624	$7,760
Services	254	1,304
Total revenue	$9,878	$9,064

Revenue by geographic destination consisted of the following for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
(Amounts in thousands)	2022	2021
Revenue by geography:
North America	$9,165	$7,991
International	713	1,073
Total revenue	$9,878	$9,064

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of December 31, 2022 and 2021, respectively, the Company did not have a material contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

(Amounts in thousands)	Total
Balance at December 31, 2021	$3,415
New invoices not yet earned	4,704
Old invoices earned	(3,338)
Reclassified to held for sale	(1,347)
Balance at December 31, 2022	$3,384

In 2022, $3.3 million of deferred revenue from December 31, 2021 was recognized and recorded as revenue in the current year and $2.0 million and $1.4 million of the balance of deferred revenue as of December 31, 2022 is expected to be recognized and recorded as revenue during 2023 and 2024, respectively.

NOTE 6 EARNINGS (LOSS) PER SHARE

Earnings or Loss per Share

The Company accounts for earnings or loss per share pursuant to ASC 260, Earnings Per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options, restricted stock units and warrants for each period.

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

The following weighted-average potential common shares were excluded from the diluted loss per common share as their effect was anti-dilutive as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Options	26,554	70,405
Warrants	115,899	128,771
Convertible notes	21,728	58,860
	164,181	258,036

NOTE 7 CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of December 31, 2022 and 2021:

	December 31,
(Amounts in thousands)	2022	2021
Cash and cash equivalents	$1,868	$1,596
Restricted cash	-	277
Total	$1,868	$1,873

Cash, cash equivalents, and restricted cash are represented by operating accounts or money market accounts maintained with insured financial institutions, including cash equivalents, defined as all short-term, highly-liquid investments with maturities of three months or less when purchased. The Company had no cash equivalents as of December 31, 2022 and December 31, 2021, respectively. During the year ended December 31, 2022, $195,000 of restricted cash was released upon the sale of a building (see Note 11 – Property and Equipment, Net for additional information related to the sale of the building). The remaining $47,000 was released upon the abandonment of overseas equipment leases and $35,000 was reclassified to assets held for sale (see Note 3 – Discontinued Operations and Assets and Liabilities Held for Sale – Sky Sapience Ltd. for information on the sale of Sky Sapience).

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

NOTE 8 ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of December 31, 2022 and 2021:

	December 31,
(Amounts in thousands)	2022	2021
Accounts receivable	$2,372	$2,391
Less: allowance for doubtful accounts	(1,246)	(1,015)
Total accounts receivable, net	$1,126	$1,376

Bad debt expense totaled $0.3 million for the year ended December 31, 2022, compared to $0.2 million for the year ended December 31, 2021.

NOTE 9 INVENTORY

Inventory consisted of the following as of December 31, 2022 and 2021:

	December 31,
(Amounts in thousands)	2022	2021
Raw materials	$3,685	$6,587
Work in progress	560	1,202
Finished goods	480	3,592
Total inventory	4,725	11,381
Reserve	(759)	(1,132)
Total inventory, net	$3,966	$10,249

NOTE 10 PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2022 and 2021:

	December 31,
(Amounts in thousands)	2022	2021
Prepaid products and services	$3,557	$6,840
Prepaid rent and security deposit	14	96
Total prepaid expenses	$3,571	$6,936

Prepaids and deferred expenses include cash paid in advance for rent and security deposits, inventory and other. As of December 31, 2022 and 2021, prepaid products and services were mostly comprised of deposits for radio inventory of $2.9 million and $5.4 million, respectively.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

NOTE 11 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2022 and 2021:

	December 31,
(Amounts in thousands)	2022	2021
Shop machinery and equipment	$672	$10,103
Computers and electronics	766	1,436
Office furniture and fixtures	68	744
Leasehold improvements	41	543
Building	-	4,801
Land	-	1,330
Building improvements	-	755
Total property and equipment	1,547	19,712
Less: accumulated depreciation	(1,170)	(10,960)
Total property and equipment, net	$377	$8,752

For the years ended December 31, 2022 and 2021, the Company invested $0.2 million and $3.1 million, respectively, in capital expenditures.

On January 31, 2022, the Company sold its Tucson, Arizona office building (the “Tucson Building”) for $15.8 million in cash. The Tucson Building had a carrying value of $6.7 million, including the $4.8 million cost basis of the building, the $1.3 million cost basis of the land, and the $0.8 million related to building improvements, partially offset by $0.2 million of accumulated depreciation. The Company recognized an $8.4 million gain on sale of assets, which is net of $0.7 million of related transaction costs. See Note 13 – Leases for additional information about the subsequent leaseback of the office building.

During the year ended December 31, 2022, the Company derecognized the property and equipment associated with the following transactions (see Note 13 – Leases and Note 21 – Other Business Developments for additional information):

a)	Abandonment of Tucson Building lease – gross assets of $0.6 million with a net book value of $0.1 million on February 1, 2022;

b)	Sale of DragonWave-X Canada, Inc. assets – gross assets of $8.5 million with a net book value of $0.0 million on May 23, 2022; and

c)	Transfer of Innovation Digital, LLC assets – gross assets of $0.1 million with a net book value of $0.1 million on June 23, 2022.

The Company recognized $0.9 million and $1.2 million of depreciation expense for the years ended December 31, 2022 and 2021, respectively.

NOTE 12 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021:

(Amounts in thousands)	Total
Balance at December 31, 2020	$64,850
Recognition	35,478
Impairments	(62,385)
Balance at December 31, 2021	37,943
Derecognition	(74)
Impairments	(29,340)
Reclassified to held for sale	(1,219)
Balance at December 31, 2022	$7,310

During the year ended December 31, 2022, the Company, with the assistance of a 3rd party appraiser, determined that it was more likely than not that certain reporting unit’s fair value were below their reporting unit’s carrying amounts due to declines in the Company’s market. As a result, the Company determined it was a triggering event. Accordingly, it was necessary to perform impairment testing. The appraiser used a methodology that incorporated both market metrics and cash flows to arrive at the fair values. During the year ended December 31, 2022, the Company, utilizing a 3-6.3% revenue growth rate and a weighted-average cost of capital range of 14%, recorded impairment charges for goodwill in the aggregate amount of $29.3 million (see Note 2 – Summary of Significant Accounting Policies – Long-Lived Assets and Goodwill). During the year ended December 31, 2021, the Company recorded an impairment charge for goodwill in the amount of $62.4 million.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Intangible Assets

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of December 31, 2022 and 2021:

(Amounts in thousands)	Trade Names	Licenses	Technology	Customer Relationships	Intellectual Property	Software	Total
Net balance at December 31, 2020	$4,623	$316	$29,476	$15,716	$3,057	$-	$53,188
Additions	292	-	8,477	9,273	-	741	18,783
Impairments	(4,915)	(281)	(16,769)	(21,705)	-	-	(43,670)
Amortization	-	(35)	(6,988)	(3,284)	(2,466)	(68)	(12,841)
Net balance at December 31, 2021	-	-	14,196	-	591	673	15,460
Reclassified to held for sale	-	-	(246)	-	-	-	(246)
Derecognition	-	-	(580)	-	-	-	(580)
Impairments	-	-	(11,611)	-	-	(487)	(12,098)
Amortization	-	-	(980)	-	(60)	(68)	(1,108)
Net balance at December 31, 2022	$-	$-	$779	$-	$531	$118	$1,428

On June 23, 2022, the Company executed an agreement to return fifteen patents and five pending or provisional patents to the former owners of Innovation Digital, LLC (“Innovation Digital”) which resulted in the derecognition of goodwill and intangible assets shown in the tables above.

During the year ended December 31, 2022, the Company recorded impairment charges for other definite-lived intangible assets in the aggregate amount of $12.1 million. During the year ended December 31, 2021, the Company recorded an impairment charge for other definite-lived intangible assets in the amount of $43.7 million.

During the years ended December 31, 2022 and 2021, the Company recorded amortization expense of intangible assets of $1.1 million and $12.8 million, respectively. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets.

The following table sets forth the weighted-average amortization period, in total and by major intangible asset class.

Asset Class	Weighted- Average Amortization Period
Technology	9.48 years
Intellectual property	9.50 years
Software	9.50 years
All intangible assets	9.49 years

As of December 31, 2022, the expected amortization expense for the existing unamortized acquired intangible assets for the next five years and thereafter was as follows:

(Amounts in thousands)	Amount
2023	$151
2024	151
2025	151
2026	151
2027	151
Thereafter	673
All intangible assets	$1,428

As part of the Company’s restructuring, commencing January 1, 2023, the Company has integrated its previously separate reporting units, including employing a single integrated sales function, and the Chief Executive Officer intends to manage the Company and make decisions based on the Company’s consolidated operating results. Accordingly, beginning on January 1, 2023, management has determined that the Company represents a single reporting unit.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

NOTE 13 LEASES

Operating Leases

The Company has operating leases for office, manufacturing and warehouse space, along with office equipment. Balances as of December 31, 2022 and 2021 for operating leases were as follows:

	December 31,
(Amounts in thousands)	2022	2021
Operating lease ROU assets	$97	$3,000
Operating lease liability	$11,137	$3,126

As part of the SKS business acquisition on February 25, 2021, the Company assumed a lease used for office space with a remaining term of approximately 16 months that expires on July 1, 2023. Monthly payments are approximately $16,000 during the remaining life of the lease. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms.

As part of the RVision business acquisition on April 1, 2021, the Company assumed a lease of office space with a remaining term of approximately 33 months that will expire on March 31, 2024. Monthly payments are $7,000 during the remaining life of the lease. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms.

On February 1, 2022, the Company entered into a lease agreement with the new owners of the Tucson Building (see Note 11 – Property and Equipment, Net), for a term of 10 years with no option to renew. Monthly rent increases annually from $98,300 per month in year one to $128,200 a month in the final year of the lease. The Company posted a $1.0 million security deposit in connection with the commencement of the lease, which was initially classified in other assets – long term and subsequently reclassified against lease liabilities on the Consolidated Balance Sheet. The Company determined that the transactions represented a sale and leaseback and, accordingly, established a new operating lease ROU asset and operating lease liability of $10.1 million. The lease did not include an implicit rate of return; therefore, the Company used an incremental borrowing rate based on other leases with similar terms. In May 2022, the Company abandoned its lease of the Tucson Building after previously defaulting on the lease.

In June 2022, ComSovereign Corp. abandoned its Dallas, TX office lease and VEO Photonics, Inc. abandoned its San Diego, CA office lease. In July 2022, the Company abandoned its Chantilly, VA office lease. In connection with the lease abandonments for the year ended December 31, 2022, the Company recognized $13.6 million in losses due to the write-offs of the ROU-assets and other abandoned assets and applied its security deposit assets against its operating lease liabilities (including $10.1 million related to the Tucson Building). As a result of the abandonment of leases, the Company has maintained its liabilities in connection with the leases until a release is negotiated with the lessors or the amount of mitigation is evident.

Other information related to the Company’s operating leases are as follows:

	December 31,
(Amounts in thousands)	2022	2021
Operating lease cost	$1,341	$1,253
Short-term lease cost	$41	$89

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$10,052	$1,217

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$740	$975

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s operating leases as of December 31, 2022 and 2021:

	December 31,
(Amounts in thousands)	2022	2021
Weighted average remaining lease term	7.9 years	5.4 years
Weighted average discount rate	5.52%	5.97%

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2022:

Operating
(Amounts in thousands)	Leases
2023	$1,815
2024	1,720
2025	1,625
2026	1,386
2027	1,424
Thereafter	6,862
Total minimum lease payments	14,832
Less: effect of discounting	(3,695)
Present value of future minimum lease payments	11,137
Less: current obligations under leases	(1,321)
Long-term lease obligations	$9,816

NOTE 14 DEBT

Debt consisted of the following as of December 31, 2022 and 2021:

			December 31,
			2022		2021
(Amounts in thousands)	Note Reference	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Secured Notes Payable
Secured senior convertible note payable	A	5/27/23	$51	6.0%	$6,417	6.0%
Secured senior convertible note payable	B	8/25/23	59	6.0%	4,833	6.0%
Secured note payable	C	10/17/23	368	6.0%	-	-
Secured note payable	D	11/8/23	263	6.0%	-	-
Secured note payable	E	11/26/21	775	15.0%	1,000	9.0%
Secured note payable	F	7/29/24	550	8.0%	-	-
Secured note payable	G	1/29/22	-	-	5,205	>8% or Libor +6.75%
Secured note payable	H	6/30/23	50	-	-	-
SBA loan	I	5/15/50	150	3.8%	150	3.8%
Total secured notes payable			2,266		17,605

Unsecured Notes Payable
Note payable - related party	J	3/31/23	100	3.0%	-	-
Note payable	K	7/29/23	26	15.0%	-	-
PPP loans	L	5/5/22	-	1.0%	2	1.0%
Total notes payable			126		2

Unsecured Convertible Notes Payable
Convertible note payable	M	6/3/22	-	5.0%	600	5.0%
Convertible note payable	N	1/29/26	11,150	15.0%	11,150	1.0%
Total convertible notes payable			11,150		11,750

Total debt			13,542		29,357
Less: unamortized discounts and debt issuance costs			(11)		(3,518)
Total long-term debt, less discounts and debt issuance costs			13,531		25,839
Less: current portion of debt			(11,636)		(13,566)
Non-current portion of debt			$1,895		$12,273

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

For Note A, on May 27, 2021, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company sold to the investor a senior secured convertible promissory note in the original principal amount of $11.0 million and warrants to purchase up to 18,200 shares of the Company’s common stock for a purchase price of $10 million (representing an original issue discount of 10.0% on the note), of which the Company received $5 million on May 28, 2021 and $5 million on June 2, 2021. On August 25, 2021, the Company entered into a first amendment and limited waiver to the securities purchase agreement dated as of May 27, 2021 and amended and restated the convertible note. The amended note bears interest at the rate of 6% per annum from the date of funding and matures on May 27, 2023. The Company is required to make monthly interest and principal payments in 18 equal monthly installments of $611,000 each, commencing in November 2021. So long as shares of the Company’s common stock are registered for resale under the Securities Act of 1933, as amended, or may be sold without restriction on the number of shares or manner of sale, the Company has the right to make interest and principal payments in the form of additional shares of common stock, which shares will be valued at 90% of the average of the five lowest daily volume weighted average price per share of the common stock during the ten trading days immediately preceding the date of issuance of such shares of common stock. The note is guaranteed by the Company’s subsidiaries and is secured by a Securities Purchase Agreement (“Initial SPA”) securing a first priority lien on substantially all of the Company’s assets and properties and the assets and properties of its subsidiaries, subject only to the liens securing the approximately $1.5 million principal amount of outstanding indebtedness in connection with three of our subsidiaries. The warrants are exercisable to purchase up to 18,200 shares of the Company’s common stock for a purchase price of $300 per share, subject to adjustment, at any time on or prior to May 27, 2026, and may be exercised on a cashless basis if the shares of common stock underlying the Warrants are not then registered under the Securities Act.

On or about April 15, 2022, as a result of the Company not filing its Annual Report on Form 10-K for the year ended December 31, 2021 on a timely basis, the Note entered into default, which resulted in a 5% or $0.2 million increase in the principal value, pursuant to the terms of the Note. The default also enabled the note holders, upon notice to the Company, to periodically convert a portion of the associated principal and accrued interest into common stock at a 20% discount to the three lowest daily volume-weighted-average-prices during the prior twenty trading days (“Note Holder Conversions”). During the year ended December 31, 2022, the principal amount was reduced by an aggregate of $6.4 million, which was comprised of (a) a reduction of an aggregate of $1.2 million (plus interest) due to pre-default scheduled cash payments; (b) a reduction of an aggregate of $1.2 million (plus interest) due to pre-default scheduled equity payments (at the Company’s discretion, in lieu of cash) comprising 22,834 shares of common stock; (c) an increase of an aggregate of $0.2 million (as discussed above) due to the debt’s contractual default provisions; and (d) a reduction of an aggregate of $4.1 million of principal due to Note Holder Conversions into an aggregate of 802,463 shares of the Company’s common stock. Amounts recorded as debt discounts were fully recognized and recorded in loss on extinguishment of debt as a result of the aforementioned debt conversions.

For Note B, on August 25, 2021, the Company entered into a securities purchase agreement with an investor, pursuant to which we sold to the investor a senior secured convertible promissory note in the original principal amount of $5.8 million and warrants to purchase up to 13,158 shares of our common stock for a purchase price of $5 million (representing an original issue discount of 16.0% on the note), which $5 million the Company received on August 26, 2021. The note bears interest at the rate of 6% per annum from the date of funding and matures on August 25, 2023. The Company is required to make monthly interest and principal payments in 18 equal monthly installments of $322,000 each, commencing in November 2021. So long as shares of our common stock are registered for resale under the Securities Act of 1933, as amended, or may be sold without restriction on the number of shares or manner of sale, the Company has the right to make interest and principal payments in the form of additional shares of common stock, which shares will be valued at 90% of the average of the five lowest daily volume weighted average price per share of the common stock during the ten trading days immediately preceding the date of issuance of such shares of common stock. The note is convertible by the holder in whole or in part at any time after the six-month anniversary of the issuance date into shares of the Company’s common stock at a conversion price of $300 per share, subject to adjustment and certain limitations. The Company has the right to prepay the amended note at any time with no penalty. However, should the Company exercise its buy-back right, the holder of the amended note will have the option of converting 33 1/3% of the outstanding principal amount of the note into shares of common stock at a conversion price equal to the lower of (A) the repayment price, or (B) the conversion price then in effect. The note is guaranteed by the Company’s subsidiaries and is secured by a Securities Purchase Agreement (“Second SPA” and collectively with the Initial SPA, the “SPAs”) securing a first priority lien on substantially all of the Company’s assets and properties and the assets and properties of its subsidiaries, subject only to the liens securing the approximately $1.5 million principal amount of outstanding indebtedness of three of our subsidiaries. The warrants are exercisable to purchase up to 13,158 shares of the Company’s common stock for a purchase price of $300 per share, subject to adjustment, at any time on or prior to August 25, 2026, and may be exercised on a cashless basis if the shares of common stock underlying the Warrants are not then registered under the Securities Act.

On or about April 15, 2022, as a result of the Company not filing its Annual Report on Form 10-K for the year ended December 31, 2021 on a timely basis, the Note entered into default, which resulted in a 5% or $0.2 million increase in the principal value, pursuant to the terms of the Note. The default also enabled the note holders, upon notice to the Company, to periodically convert a portion of the associated principal and accrued interest into common stock at a 20% discount to the three lowest daily volume-weighted-average-prices during the prior twenty trading days (“Note Holder Conversions”). During the year ended December 31, 2022, the principal amount was reduced by an aggregate of $4.8 million, which was comprised of (a) a reduction of an aggregate of $0.6 million (plus interest) due to pre-default scheduled cash payments; (b) a reduction of an aggregate of $0.6 million (plus interest) due to pre-default scheduled equity payments (at the Company’s discretion, in lieu of cash) comprising 12,466 shares of common stock; (c) an increase of an aggregate of $0.2 million (as discussed above) due to the debt’s contractual default provisions; and (d) a reduction of an aggregate of $3.7 million of principal due to Note Holder Conversions into an aggregate of 719,675 shares of the Company’s common stock. Amounts recorded as debt discounts were fully recognized and recorded in loss on extinguishment of debt as a result of the aforementioned debt conversions.

For Note C, on October 17, 2022, the Company sold a promissory note in the principal amount of $367,500 to the Company’s senior secured lenders. This note bears interest at 6% per annum, is due October 17, 2023, and is also secured by the August 25, 2021 SPAs between the Company and its senior secured lenders.

For Note D, on November 8, 2022, the Company sold a promissory note with a face value of $262,500 with an original issue discount of $12,500 to the Company’s senior secured lenders. This note bears interest at 6% per annum, is due November 8, 2023, and also is secured by the August 25, 2021 SPAs between the Company and its senior secured lenders.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

For Note E, in November 2019, DragonWave entered into a secured loan agreement with an individual lender pursuant to which DragonWave received a $2.0 million loan bearing interest at the rate of 9.0% per annum that matured on November 26, 2021. Upon an event of default, the interest rate would have automatically increased to 15% per annum on any unpaid principal and interest, compounded monthly, and all unpaid principal and accrued interest would become due on-demand. Accrued interest was calculated on a compound basis and was payable semi-annually in May and November of each year. The note was secured by all of the assets of DragonWave and was guaranteed by ComSovereign pursuant to the November 26, 2019 Secured Loan Agreement. The debt issuance costs were the result of the issuance of 3,500 shares of common stock of the Company and a cash payment of $80,000. The Company defaulted on this loan during 2021, causing the interest rate to increase to a monthly compounded rate of 15% per annum, a late charge of 5% to be incurred, and the loan and accrued interest to become due on-demand. Amounts recorded as debt discounts and issuance costs were fully amortized and recognized in interest expense during 2021 as a result of the loan becoming due on-demand from the default event. On January 26, 2021, $1.0 million of the principal amount of this loan and all accrued interest with a combined total of $1.2 million, was fully extinguished at the rate of $415 per unit, as defined in our public offering, resulting in the issuance of 2,957 shares of issued common stock of the Company, along with warrants to purchase up to 2,957 shares of common stock that are exercisable for a purchase price of $450 per share at any time on or prior to January 26, 2026. This loan has been in default since November 26, 2021. During the year ended December 31, 2022, principal and interest of $0.5 million was paid in cash and the remaining interest and fees of $275,000 were compounded into principal outstanding. As of December 31, 2022, $0.8 million is outstanding under this loan.

For Note F, on or about April 29, 2022, the Company sold an original issue discount note with a face value of $550,000 to an investor for the purchase price of $500,000. This note was due approximately July 29, 2022 and bears a default rate of 12% after the maturity date. The note was secured by all of the assets of Lighter Than Air Systems Corp. and was guaranteed by ComSovereign pursuant to the April 29, 2022 Secured Loan Agreement. On July 26, 2022, the Company received notice from the promissory note holder that the promissory note in the principal amount of $550,000 was due. As of the date of this filing, this note remains outstanding. On May 9, 2022, in connection with the note issuance, the Company issued 2,400 shares of common stock to an advisor pursuant to an advisory agreement dated April 29, 2022. On March 14, 2023, the note was retro-amended to extend the maturity date to July 29, 2024 with an interest rate of 8% and the ability to convert principal and interest into shares of the Company’s common stock at a 10% discount to the closing price on which the conversion is elected effective September 15, 2023. In addition, the note became secured with a second priority security interest on the assets of its Lighter Than Air Systems Corp. (d/b/a Drone Aviation Corp) business and agreed to extend the term of the advisory for an additional two years pursuant to the original note and issue an additional 12,000 shares of the Company’s restricted stock per year while the note is outstanding. See Note 22 – Subsequent Events – Debt and Equity Developments for additional information.

For Note G, on January 29, 2021, the Company entered into a secured $5.2 million term loan that bore interest at the higher rate of 8% or LIBOR plus 6.75%, that matured in January 2022 in connection with our acquisition of the Tucson Building. That note was secured by a deed of trust on the Tucson Building. On January 31, 2022, we completed the sale of the Tucson Building and the principal of $5.2 million was repaid in cash from the proceeds of the building sale. See Note 11 – Property and Equipment, Net for additional information related to the Tucson Building sale.

For Note H, on December 6, 2022, the Company sold a secured $50,000 promissory note bearing no interest for the purchase of components for which the lender agreed to receive payments with a maturity date of June 30, 2023. The note was secured by the components purchased and was guaranteed by ComSovereign pursuant to the December 6, 2022 Agreement for the Purchase and Sale of Components. As a result of defaulting on the note, the interest rate was increased to the rate of 15% per annum.

For Note I, RF Engineering received an SBA loan in the principal amount of $150,000 bearing interest at 3.75% per annum and with a maturity date of May 15, 2050, and is secured by all the assets of RF Engineering pursuant to the May 15, 2020 Security Agreement between the Company and its secured lenders. In the event of default, all amounts past due under this note are subject to acceleration of principal and due on demand. As of December 31, 2022, interest of $4,000 was paid in cash and an aggregate amount of principal of $150,000 is in default under this loan.

For Note J, on April 1, 2022, the Company entered into a note agreement with a related party who is an Executive Officer of the Company for cash proceeds of $100,000 with a maturity date of March 31, 2023 and an interest rate of 3%. As of December 31, 2022, the proceeds were recorded as a related party note in current liabilities. On March 31, 2023, the note was amended to extend the maturity date to December 31, 2023 with an interest rate of 5.5%.

For Note K, on July 29, 2022, the Company sold a promissory note in the principal amount of $26,250 with an original issue discount of 5.0% to the Company’s senior secured lenders. This note bears interest at 15% per annum and is due July 29, 2023. As of December 31, 2022, the principal amount of $26,250 remains unpaid.

For Note L, between April 30 and May 26, 2020, six of the Company’s subsidiaries received loan proceeds in the aggregate amount of $455,000 under the Paycheck Protection Program (“PPP”). The PPP loan had a maturity of 2 years and an interest rate of 1% per annum. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable pursuant to section 1106 of the CARES Act, after a period of up to 24 weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 40 percent of the amount forgiven can be attributable to non-payroll costs. Further, the amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period of up to 24 weeks. During the year ended December 31, 2021, an aggregate amount of $0.7 million had been forgiven under these loans. Additional PPP loans were applied for in 2021 and were forgiven in 2021. During the year ended December 31, 2022, the remaining aggregate principal of $2,000 of these notes was fully repaid.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

For Note M, on June 3, 2021, in connection with the acquisition of Innovation Digital, the Company issued to the seller a convertible promissory note in the principal amount of $0.6 million. The convertible promissory bears interest at the rate of 5% per annum, matures on June 3, 2022 and is convertible into shares of the Company’s common stock commencing on December 3, 2021 at an initial conversion price of $235 per share; provided, however, that on the maturity date, the holder may (i) demand payment of the entire outstanding principal balance and all unpaid accrued interest under Convertible Note or (ii) continue to hold the Convertible Note, in which case the convertible note shall thereafter accrue interest at the rate of 10% per annum, compounded annually, until such time as (x) the holder makes a demand of payment and the convertible note is repaid in full; or (y) the convertible note is converted in full. If the convertible note is converted into shares of the Company’s common stock after the maturity date of the convertible note, the conversion price will be the closing price of our common stock on the date the conversion notice is provided to the Company. On June 3, 2022, this note went into default. On June 23, 2022, the Company reached an agreement with the former owners of Innovation Digital to return to the former owners of Innovation Digital 15 patents and 5 pending or provisional patents to those former owners in return for the cancellation of the outstanding $600,000 promissory note, the return of 5,000 shares of common stock, and the waiver of certain severance payments. See Note 21 – Other Business Developments for additional information.

For Note N, on January 29, 2021, in connection with its acquisition of FastBack, the Company issued to the sellers $11.2 million aggregate principal amount of convertible promissory notes. The individual principal amounts of the notes ranged from $6,000 to $5,600,000. These notes initially bear interest at the rate of 1.01% per annum, which is to be adjusted to the prime rate as published by the Wall Street Journal on each annual anniversary of the issuance date and mature on January 29, 2026. Interest is payable in cash annually in arrears on each January 1. As of January 29, 2022, the outstanding principal and accrued interest on these notes may be converted in full to shares of the Company’s common stock at a conversion price of $522 per share, subject to adjustment. Upon an event of default, the interest rate will automatically increase to 15% per annum compounded annually, and all unpaid principal and accrued interest may become due on-demand. Principal and any unpaid accrued interest are due on the maturity date. Upon maturity, the interest rate will automatically increase to 15% per annum compounded annually on any unpaid principal. On May 24, 2022, the Company received notice from counsel for holders of $11.2 million of convertible promissory notes issued in connection with the acquisition of FastBack that the Company had failed to file its Annual Report on Form 10-K in a timely manner, as required by the terms of the convertible promissory notes. While the note holders have the right to accelerate the maturity of the principal, the notice simply indicated that the holders were reserving their rights. As of December 31, 2022, an aggregate of $1.3 million of principal is classified as long-term debt pursuant to post-December 31, 2022 special conversions of principal and accrued interest into 280,625 shares of the Company’s common stock, pursuant to a limited time offer for conversions at a discounted rate of 81% of the closing market price of the Company’s common stock on the day special conversion notices were received. See Note 22 – Subsequent Events – Debt and Equity Developments for additional information.

Certain agreements governing the secured notes payable, unsecured notes payable, and unsecured convertible notes payable contain customary covenants, such as limitations on liens, dispositions, mergers, entry into other lines of business, investments and the incurrence of additional indebtedness.

All debt agreements are subject to customary events of default. If an event of default occurs with respect to the debt agreements and is continuing, the lenders may accelerate the applicable amounts due. The Company is in default on several debt agreements and has accrued the proper penalties or disclosed any additional contingencies that resulted from the default.

Future maturities contractually required by the Company under long-term debt obligations are as follows for the years ending December 31:

(Amounts in thousands)	Total
2023	11,647
2024	550
2025	-
2026	-
2027	-
Thereafter	1,345
Total	$13,542

NOTE 15 STOCKHOLDERS’ (DEFICIENCY) EQUITY

Reverse Stock Splits

Effective January 21, 2021, the Company enacted a 1-for-3 reverse stock split (the “Split”) of the Company’s common stock. These consolidated financial statements and accompanying notes give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

Effective February 10, 2023, the Company enacted a 1-for-100 reverse stock split (the “2023 Split”) of the Company’s common stock. These consolidated financial statements and accompanying notes give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

Authorized Shares

As of December 31, 2022 and 2021, the Company had 300,000,000 shares of common stock authorized for issuance and 2,381,136 and 819,851 shares of common stock issued and 2,380,803 and 819,518 shares of common stock outstanding as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company had 100,000,000 shares of preferred stock authorized for issuance, 690,000 shares of preferred stock designated as Series A Preferred Stock, and 320,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2022 and 2021, respectively.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Public Offerings

On January 26, 2021, the Company sold an aggregate of 41,852 shares of the Company’s common stock at a price to the public of $415 per share (the “First Offering”), and a warrant to purchase one share of common stock at an exercise price of $450 per share (the “First Offering Warrants”), pursuant to an underwriting agreement dated as of January 21, 2021, between the Company and the representative (the “Representative”) of the several underwriters named in the underwriting agreement. Pursuant to the First Offering, the Company received gross proceeds of approximately $17.4 million and had total expenses of approximately $2.7 million, which included the underwriting discounts and commissions of approximately 8% and the Representative’s reimbursable expenses relating to the First Offering. See Warrants within this footnote for additional information on warrants issued.

On February 10, 2021, the Company sold an aggregate of 64,942 shares of the Company’s common stock at a price to the public of $425 per share (the “Second Offering”), pursuant to an underwriting agreement dated as of February 10, 2021 between the Company and the Representative of the several underwriters named in the underwriting agreement. Pursuant to the Second Offering, the Company received gross proceeds of approximately $27.6 million and had total expenses of approximately $2.6 million, which included the underwriting discounts and commissions of approximately 8% and the Representative’s reimbursable expenses relating to the First Offering. See Warrants within this footnote for additional information on warrants issued.

Acquisitions

During the year ended December 31, 2021, the Company issued an aggregate of 151,354 shares of common stock upon completed acquisitions of RF Engineering & Energy Resource, Saguna Networks, Innovation Digital, RVision, and Sky Sapience with an aggregate fair value of $33.9 million. See Note 20 – Business Acquisitions for additional information.

Sale of 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock

On October 26, 2021, the Company filed a Certificate of Designations of 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Nevada, which classified and designated 690,000 shares of the Company’s authorized preferred stock, par value $0.0001 per share, as 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”).

On October 29, 2021, the Company sold in a public offering 320,000 shares of the Company’s Series A Preferred Stock at a public offering price of $25.00 per share which is the initial liquidation preference of the Series A Preferred Stock.

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Holders of the Series A Preferred Stock generally have no voting rights, except in the event that the Company fails to pay dividends on the Series A Preferred Stock for 18 or more monthly periods (whether or not consecutive), which occurred on November 20, 2023, in which case the preferred stock holders are entitled to elect up to an aggregate of two new Board directors until the past due dividends are fully paid.

Dividends

During the years ended December 31, 2022 and 2021, the Company recorded $678,304 and $168,131, respectively, of dividends paid or payable to the holders of the 9.25% Series A Preferred Stock.

On or about May 25, 2022, the Company announced that it had suspended the payment of dividends on the Series A Preferred Stock to preserve cash. Since June 20, 2022, dividends on the Series A Preferred Stock are accruing at the rate of approximately $61,664 per month. The total arrearage on the date of filing for the accrued dividends is $1,109,952.

Common Stock

During the year ended December 31, 2021, the Company issued an aggregate of 633 shares of common stock upon the exercise of options for gross proceeds of $17,000 and issued an aggregate of 63,609 shares of common stock with a fair value of $17.2 million for conversions of debt and interest.

During the year ended December 31, 2022, the Company issued an aggregate of 1,557,438 shares of common stock with a fair value of $16.1 million for conversions of debt and interest (see Note 14 – Debt for additional information) and issued 2,098 shares of common stock for gross proceeds of $31,000 upon the exercise of options.

Warrants

On January 26, 2021, the Company issued warrants to purchase an aggregate of 27,527 shares of the Company’s common stock as partial consideration for debt extinguishments. The warrants have an exercise price of $450 per share and an expiration date of January 26, 2026. The grant date fair value of these warrants was estimated to be $4.4 million. Upon the issuance of these warrants, certain debts and accrued interest were fully extinguished (see Note 14 – Debt – Note E for additional information).

On January 26, 2021, the Company issued warrants to purchase an aggregate of 44,701 shares of the Company’s common stock as portion of the units offered in the Company’s First offering. The warrants have an exercise price of $450 per share and an expiration date of January 26, 2026. The fair value of these warrants was estimated to be $7.1 million.

On January 26, 2021, the Company issued additional warrants to purchase an aggregate of 1,544 shares of the Company’s common stock pursuant to the underwriting agreement for 4% of the shares of common stock sold in the First Offering. The warrants have an exercise price of $519 per share and an expiration date of January 21, 2026. The grant fair date value of these warrants was estimated to be $0.2 million.

On January 26, 2021, the Company issued warrants to purchase an aggregate of 1,003 shares of the Company’s common stock as consideration to the underwriter for certain costs related to the First Offering. The warrants have an exercise price of $415 per share and an expiration date of January 21, 2026. The grant date fair value of these warrants was estimated to be $0.2 million.

On February 12, 2021, pursuant to the Second Offering underwriting agreement, the Company issued to the Representative warrants to purchase up to a total of 2,262 shares of common stock for 4% of the shares of common stock sold in the Second Offering. The warrants have an exercise price of $531 per share and an expiration date of February 10, 2026. The grant date fair value of these warrants was estimated to be $0.4 million.

On May 27, 2021, the Company issued warrants to purchase an aggregate of 18,200 shares of the Company’s common stock in conjunction with a debt agreement (see Note 14 – Debt – Note A). These warrants have an exercise price of $450 a grant date fair value of $0.9 million and expire on May 27, 2026.

On August 25, 2021, the Company issued warrants to purchase an aggregate of 13,158 shares of the Company’s common stock in conjunction with a debt agreement (see Note 14 – Debt – Note B). These warrants have an exercise price of $300 a fair value of $1.1 million and expire on August 25, 2026.

All warrants are valued utilizing the Black-Scholes pricing model using the assumptions listed below. No warrants were issued during the year ended December 31, 2022. The weighted average fair value of all warrants issued during the year ended December 31, 2021 was $127 per share.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

The following table summarizes the assumptions used to estimate the fair value of the warrants granted during the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
	2022	2021
Expected dividend yield	N/A	0%
Expected volatility	N/A	39.94-64.04%
Risk-free interest rate	N/A	0.42-0.95%
Contractual life of warrants	N/A	4.0-5.0 years

The following tables represents warrant activity for the year ended December 31, 2022:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise Price	Contractual
	Warrants	Per Share	Life in Years
Outstanding - December 31, 2021	128,771	$371
Forfeited or Expired	(12,872)	217
Outstanding - December 31, 2022	115,899	$388	3.15
Exercisable - December 31, 2022	115,899	$388	3.15

The following table presents information related to warrants as of December 31, 2022:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price Per Share	Warrants	In Years	Warrants
$0.01 - $100.00	5,604	2.51	5,604
$100.01 - $200.00	-	-	-
$200.01 - $300.00	32,914	3.45	32,914
$300.01 - $400.00	344	2.28	344
$400.01 - $500.00	73,231	3.07	73,231
$500.01 - $600.00	3,806	3.09	3,806
	115,899	3.15	115,899

NOTE 16 SHARE-BASED COMPENSATION

Share-based compensation for employees and non-employees is recorded in the Consolidated Statement of Operations as a component of general and administrative expense with a corresponding increase to additional paid-in capital in stockholders’ (deficiency) equity. For employee awards, the Company elected to utilize the simplified method of estimating the expected life of options as allowed by SAB 107. The Company believes this to be a better estimate of the expected life given the lack of historical information. For nonemployee awards, the Company will utilize the stated term of the award. Forfeitures will be accounted for as they occur for both employee and nonemployee awards. Upon exercise or conversion of any share-based payment transaction, the Company will issue shares, generally as new issuances.

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

A total of 33,334 shares of the Company’s common stock were initially authorized for issuance with respect to awards granted under the 2020 Plan. On June 25, 2021, the stockholders approved the increase of the number of shares of common stock authorized for issuance under the 2020 Plan by an additional 50,000 shares. Any shares subject to awards that are not paid, delivered or exercised before they expire or are cancelled or terminated, or fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2020 Plan. As of December 31, 2022, 58,655 options have been issued under the 2020 Plan, of which 33,303 were forfeited. Any shares forfeited are available for re-issuance. As of December 31, 2022, a total of 57,982 shares authorized under the 2020 Plan remained available for award purposes. On November 21, 2022, our board of directors adopted a resolution proposing to add 300,000 shares of the Company’s common stock to the 2020 Plan, which was approved by our stockholders on February 8, 2023 on a post-split basis.

The 2020 Plan will terminate on May 1, 2030. The maximum term of options, stock appreciation rights and other rights to acquire common stock under the 2020 Plan is ten years after the initial date of the award.

Restricted Stock Awards

During the year ended December 31, 2021, the Company’s Board of Directors granted an aggregate of 667 shares of restricted stock awards to one director with a grant date value of $0.3 million, of which 333 vested on the one-year anniversary of the grant date and 334 vest on the two-year anniversary of the original grant date.

During the year ended December 31, 2021, the Company issued 2,347 shares of common stock as consideration for services with a grant date value of $1.2 million.

During the year ended December 31, 2022, the Company issued 2,400 shares of common stock to a debt placement agent as consideration for services with a grant date value of $81,000.

For the years ended December 31, 2022 and 2021, the Company recognized $0.1 million and $0.8 million of compensation expense related to restricted stock awards and had $0.0 million and $0.3 million of unrecognized compensation cost as of December 31, 2022 and 2021, respectively.

Stock Options

All options are valued utilizing the Black-Scholes pricing model using the assumptions listed below. No options were issued during the year ended December 31, 2022. The weighted average grant date fair value of all options issued during the year ended December 31, 2021 was $92.00 per share.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
	2022	2021
Expected dividend yield	N/A	0.00%
Expected volatility	N/A	63.39%
Risk-free interest rate	N/A	0.48 - 0.89%
Expected life of options	N/A	3.25 - 5.00 years

The following table represents stock option activity for the year ended December 31, 2022:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding - December 31, 2021	70,405	$233
Exercised	(2,098)	15
Cancelled or Expired	(41,753)	250
Outstanding - December 31, 2022	26,554	$223	2.72	-
Exercisable - December 31, 2022	19,096	$203	2.52	-

Total recognized compensation expense related to the Company’s stock options was $0.9 million and $1.3 million for the years ended 2022 and 2021, respectively. Compensation expense related to stock options is recorded in share-based compensation expense, a component of general and administrative expenses, in the Consolidated Statements of Operations. For the years ended December 31, 2022 and 2021, the Company had unrecognized compensation expense related to options of $0.3 million and $3.0 million, respectively. As of December 31, 2022, the Company is expected to recognize this compensation expense over the next 1.25 years.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

The following table presents information related to stock options as of December 31, 2022:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price Per Share	Options	In Years	Options
$0.01 - $50.00	-	-	-
$50.01 - $100.00	5,688	2.51	5,688
$100.01 - $150.00	-	-	-
$150.01 - $200.00	2,900	0.99	2,900
$200.01 - $250.00	-	-	-
$250.01 - $300.00	17,033	3.18	9,575
$300.01 - $350.00	933	0.46	933
	26,554	2.52	19,096

NOTE 17 INCOME TAXES

The Company files tax returns in United States (“U.S.”) Federal, state and local jurisdictions, plus Canada and Israel.

United States and international components of income before income taxes from continuing operations were as follows:

	For the Years Ended
	December 31,
	2022	2021
United States	$(64,975)	$(133,710)
International	(15,486)	(18,676)
Loss before income taxes from continuing operations	$(80,461)	$(152,386)

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Net deferred tax liabilities consisted of the following as of December 31, 2022 and 2021:

	December 31,
(Amounts in thousands)	2022	2021
Deferred tax assets
Share-based compensation	$276	$483
Warranty reserve	122	118
Inventory reserve	190	292
Allowance for bad debt	299	457
Deferred revenue	-	27
Lease liability	2,784	1,014
Amortization	2,654	-
Capitalized research and development costs	301	-
Net operating loss carryover	32,251	29,204
Foreign losses	4,827	3,864
General business credits	256	256
Total deferred tax assets	43,960	35,715
Deferred tax liabilities
Depreciation	(171)	(506)
Amortization	-	(3,854)
Right of use assets	(24)	(977)
Total deferred tax liabilities	(195)	(5,337)
Valuation allowance:	(43,765)	(30,378)
Net deferred tax assets (liabilities)	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to income (loss) from continuing operations before tax for fiscal 2022 and 2021 due to the following:

	For the Years Ended December 31,
	2022		2021
(Amounts in thousands)	USD	Rates	USD	Rates
Income tax benefit at statutory federal income tax rate	$(16,897)	21.0%	$(32,140)	21.0%
State tax expense, net of federal benefit	(1,556)	2.0%	(6,122)	4.0%
Permanent items	1,715	-2.2%	64	-0.4%
Goodwill impairment	6,162	-7.7%	18,854	-12.0%
Other	(3,068)	4.0%	159	-0.1%
Valuation allowance	13,644	-17.1%	19,185	-12.5%
Income tax benefit	-	0.0%	-	0.0%

As of December 31, 2022, the Company had domestic net operating loss carryforwards of approximately $129.0 million of which approximately $23.7 million was generated pre-2018 that may be carried forward 20 years to offset against future taxable income from the year 2023 through 2037, and approximately $105.3 million generated post-2017 that may offset future taxable income with no definite expiration date.

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Amounts in thousands)	Balance at Beginning of Period	Changes (credits) to expense	Changes (credits) to other accounts	Write-offs	Balance at End of Period
Deferred tax valuation allowance
December 31, 2022	30,378	13,644	(257)	-	43,765
December 31, 2021	11,193	19,185	-	-	30,378

We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2022, tax years for 2019, 2020, 2021, and 2022 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2022, we are no longer subject to US federal, state, and foreign examinations by tax authorities before 2019.

At December 31, 2022, the Company had foreign net operating loss carryforwards of approximately $19.3 million. Of these losses, $16.0 million are Canadian NOLs that may be carried forward 20 years to offset against future taxable income from the years 2019 through 2042. In addition, $3.3 million are from Israeli operations that may offset future taxable income with no definite expiration date.

NOTE 18 COMMITMENTS AND CONTINGENCIES

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

On June 16, 2022, the Company received notice from certain former shareholders of SAGUNA claiming breaches of the SAGUNA stock purchase agreement and claiming that all of the former shareholders of SAGUNA have suffered damages totaling approximately $13.9 million, which they calculated as the value related to the consideration issued to those former shareholders for the acquisition of SAGUNA. The Company denies those claims and has not accrued any contingent loss. However, the Company may face legal claims or proceedings regarding those claims.

By notice dated July 14, 2022, the Company received notice from a distributor that has a distribution agreement with InduraPower claiming that InduraPower, and the Company as guarantor, has breached the distribution agreement, and are claiming approximately $2.0 million in damages, which includes a claim for $0.5 million of foregone profit. The Company had received $1.3 million in cash as a deposit against future product deliveries which is included in contract liabilities – current. In addition, the Company fully accrued the remaining claim of $0.7 million in accrued liabilities in the Consolidated Balance Sheet as of December 31, 2022.

On or about July 17, 2022, the former employees of SKS filed an insolvency request against SKS in the Nazareth District Court, Israel, No. 35035-06-22. The action represents $400,000 of claims of the former employees, which were fully accrued as of September 30, 2022. The claims of the former employees were resolved pursuant to the SKS Sale Agreement (see Note 21 - Other Business Developments – Business Developments for additional information) and the action was dismissed on or about January 9, 2023. See Note 22 – Subsequent Events – Business Developments for additional information.

On or about July 28, 2022, a former employee filed suit against the Company, Dustin McIntire, and Daniel Hodges in the San Diego County California Superior Court, Case No. 37-2022-00028083-CU-BC-CTL (“RVI Claim #1”). The plaintiff alleged that his wages were not paid, that he was constructively discharged, that the Company failed to issue him stock options, and that he is owed future amounts. He claimed damages of no less than $238,000. On December 29, 2022, the Company resolved this lawsuit. See Note 21 – Other Business Developments – Business Developments for additional information.

On or about August 22, 2022, two former FastBack employees filed suit against the Company, DragonWave and FastBack in the Alameda County Superior Court, California, Case No. 22CV016666. The plaintiffs allege that their payroll was late and that the Company failed to make one payroll, failed to timely pay wages three times, failed to pay accrued vacation time, and owes penalties under California law. Each plaintiff claimed damages of no less than $66,500. The Company has accrued for the wage claims for services provided but has not accrued for penalties. On April 4, 2023, the Company resolved this lawsuit. See Note 22 – Subsequent Events – Business Developments for additional information.

On or about August 23, 2022, a former employee filed suit against the Company in the Clark County District Court, Nevada, Case No. 3 A-22-857361-C (“RVI Claim #2”). The plaintiff alleged that his wages were not paid, that he was constructively discharged, that the Company failed to issue him stock options, and that he is owed future amounts. He claimed damages of no less than $184,000. As of September 30, 2022, the Company had accrued for the wage claims for services provided of $8,000 but had not accrued for the claims associated with future services. On December 29, 2022, the Company resolved this lawsuit. See Note 21 – Other Business Developments – Business Developments for additional information.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

On or about September 20, 2022, the Company was served with a suit that was filed on or about May 27, 2022 by the holder of a Transform-X Inc. (“Transform-X”) promissory note, suing the Company, Daniel Hodges, and Transform-X in the Richland County Court of Common Pleas, South Carolina, Case No. 2022CP4002806. The plaintiff alleges that for $125,000 he purchased an 8% promissory note in 2018 from Transform-X which has not been paid. Plaintiff alleges that the Company is also liable under the Transform-X promissory note. This lawsuit was removed to the United States District of South Carolina, Civil Action No.:3:22-cv-03645-MGL. The Company filed an Answer on October 27, 2022 and the proceedings are currently in the discovery phase. The Company strongly disputes the plaintiff’s allegations, has not accrued for any contingent losses, and intends to vigorously defend the lawsuit.

On or about November 14, 2022, an intellectual property law firm filed suit against the Company in the United States District Court for the Southern District of California, San Diego. The plaintiff alleges that they performed work for the Company and its subsidiaries subsequent to September 30, 2022 and are owed approximately $75,000, which was fully accrued as of December 31, 2022.

See Note 22 – Subsequent Events – Litigation, Claims and Contingencies Developments for post-December 31, 2022 developments.

NOTE 19 CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At December 31, 2022, accounts receivable from three customers comprised an aggregate of approximately 45%, 17%, and 10%, respectively, of the Company’s net trade accounts receivable, and none of these balances were characterized as uncollectible.

In addition, for the years ended December 31, 2022 and 2021, revenue from one and zero customers individually exceeded 10% of revenue and, in total, comprised approximately 39% and 0% of the Company’s total revenue, respectively. For our FastBack and DragonWave businesses, we do not have internal manufacturing capabilities and each relies upon a single, but different, outsourced manufacturer. At December 31, 2022, the Company did not have any vendors with accounts payable that accounted for more than 10% of the Company’s total expenses.

NOTE 20 BUSINESS ACQUISITIONS

The Company’s acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill.

FastBack / Skyline Partners Technology LLC

On January 29, 2021, the Company completed the acquisition of FastBack for cash consideration paid of $1.3 million and the issuance of $1.5 million aggregate principal amount of term notes and $11.2 million aggregate principal amount of convertible notes that are convertible into common stock at a conversion price of $522 per share, subject to adjustment. See Note 14 – Debt for further discussion of the notes. FastBack’s products complement and enhance the Company’s 5G connectivity offerings. All resulting goodwill is expected to be tax deductible. The Company incurred acquisition-related costs of $79,000, of which $18,000 was expensed in fiscal year 2021 and $61,000 was expensed in fiscal year 2020, which are included in general and administrative expenses on the Company’s Consolidated Statement of Operations. The purpose of the acquisition was to expand our line of products and technology. The goodwill represents the excess fair value after the allocation to the intangibles. All resulting goodwill and intangibles are tax deductible.

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

Sky Sapience Ltd.

On February 25, 2021, the Company completed the acquisition of SKS. The total preliminary purchase price consideration amounted to $11.8 million, subject to working capital and other post-closing adjustments, representing (i) cash paid on the closing date of $2.7 million (ii) 25,552 shares of the Company’s common stock with a fair value of $9.1 million or $355 per share, of which an aggregate of 11,515 shares was held in an escrow fund for purposes of satisfying any post-closing indemnification claims of the sellers under the Stock Purchase Agreement. SKS’s products complement and enhance the Company’s tethered drone product portfolio for commercial communications, defense and national security markets. All resulting goodwill is expected to be tax deductible. The purpose of the acquisition was to expand our line of products and technology. The goodwill represents the excess fair value after the allocation to the intangibles. All resulting goodwill and intangibles are tax deductible. The Company sold SKS on March 20, 2023 (see Note 22 – Subsequent Events – Business Developments for additional information).

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

RVision, Inc.

On April 1, 2021, the Company completed the acquisition of RVision. The Company acquired 100% of the outstanding capital stock of RVision in exchange for 20,000 shares of its common stock with a fair value of $275 per share. RVision’s products complement and enhance the Company’s communication offerings and provides additional access to governmental and private sector commercial industries. All resulting goodwill is expected to be tax deductible. The purpose of the acquisition was to expand our line of products and technology. The goodwill represents the excess fair value after the allocation to the intangibles. The Company sold RVision on December 29, 2022.

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

Innovation Digital, LLC

On June 3, 2021, the Company completed the acquisition of Innovation Digital for cash consideration paid of $1.0 million, 31,653 shares of common stock with a fair value of $7.3 million or $235 per share, and a promissory note in the principal amount of $0.6 million that is convertible into common stock at a conversion price of $235. See Note 14 – Debt for further discussion of the notes. Innovation Digital enhances the Company’s portfolio of intellectual property and licensing capabilities. The purpose of the acquisition was to expand our line of products and technology. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is deductible for tax purposes. On June 23, 2022, the Company reached an agreement to return fifteen patents and five pending or provisional patents to the former owners of Innovation Digital resulting in the derecognition of an outstanding promissory note of an aggregate $640,000, comprised of $600,000 of principal and $40,000 of interest, the return of 5,000 shares of common stock, and the waiver of certain severance payments.

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

RF Engineering & Energy Resource, LLC

On July 15, 2021, the Company completed the acquisition of RF Engineering for cash consideration paid of $0.6 million and 9,928 shares of common stock with a fair value of $2.2 million or approximately $222 per share. RF Engineering’s position as a leading specialist in high performance antenna design and distribution enhances the Company’s wireless product development capabilities and sales and distribution channels. All resulting goodwill is expected to be tax deductible. See Note 14 – Debt for further discussion of the notes. The purpose of the acquisition was to expand our line of products and technology. The goodwill represents the excess fair value after the allocation to the intangibles.

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

SAGUNA Networks LTD

On October 4, 2021, the Company completed the acquisition of SAGUNA for cash consideration paid of $0.2 million and 64,221 shares of common stock with a fair value of $9.8 million, or approximately $153 per share. SAGUNA is a premier Multi-Access Edge Computing cloud software developer. The acquisition significantly expanded the Company’s software technology offerings powering 5G wireless networks. The purpose of the acquisition was to expand our line of products and technology. The goodwill represents the excess fair value after the allocation to the intangibles. The calculated goodwill is deductible for tax purposes.

The fair value of the assets acquired and liabilities assumed as of the acquisition date, are as set forth below:

(Amounts in thousands)	Fair Value
Cash	$64
Accounts receivable	61
Property & equipment, net	19
Intangible assets:
Goodwill	10,137
Total assets	10,281
Accounts payable	33
Accrued liabilities	79
Other current liabilities	180
Total purchase consideration	$9,989

Pro Forma Information (unaudited)

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

The following information represents the unaudited pro forma combined results of operations, giving effect to the acquisitions as if they occurred at the beginning of the year ended December 31, 2021.

(Amounts in thousands)	For the Year Ended December 31, 2021
Revenue from continuing operations	$13,599
Net loss from continuing operations	$(135,016)
Basic and diluted loss per common share	$(1.68)
Weighted-average common shares outstanding	80,138

NOTE 21 OTHER BUSINESS DEVELOPMENTS

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

Business Developments

Commencing in May 2022, the Company embarked on a significant reduction of overhead and personnel costs through the divestment of non-core assets in favor of a refocus on our true core competencies in 5G and beyond technology.

In May 2022, InduraPower idled their employees.

On May 23, 2022, a third party acquired certain assets and employees from the Canadian subsidiary of DragonWave-X, LLC (“DragonWave Canada”), in return for assuming DragonWave Canada’s potential employment liabilities and assuming DragonWave Canada’s lease in Kanata, Ontario, Canada, through an Asset Purchase Agreement. The Company recognized a $2.0 million loss on the aforementioned sale.

On June 21, 2022, the Company completed the sale of its Sovereign Plastics business unit to TheLandersCompanies LLC for total consideration of $2.0 million in a secured note with interest of 5% and a maturity date of May 31, 2025. See Note 3 – Discontinued Operations and Assets and Liabilities Held for Sale for additional information.

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

On December 21, 2022, the Company entered into a Share Purchase Agreement (the “SKS Sale Agreement”) with Titan Innovations Ltd., an Israeli corporation (“Titan”), pursuant to which we agreed to sell our Israel-based tethered drone unit Sky Sapience Ltd. (“SKS”) to Titan. The total consideration for the sale is $1.8 million. Of that consideration, the first tranche of $400,000 would be held in escrow and utilized to eliminate outstanding liabilities and debt of SKS. The next two tranches totaling $820,000 were paid to the Company, less any remaining SKS outstanding liabilities and debt. The final tranche of $600,000 is due to be paid within two years of closing, subject to potential reductions for further claims of SKS debt, which are capped at $300,000. The SKS Sale Agreement contains closing conditions and control of the company was transferred to the buyer as of March 20, 2023 (see Note 22 – Subsequent Events – Business Developments for more information).

On December 29, 2022, the Company entered into a Settlement Agreement (“Settlement Agreement”) to resolve two litigation claims against the Company. As required by the terms of the Settlement Agreement, we entered into a Stock Purchase Agreement (the “RVI Sale Agreement”) with the plaintiffs in the two lawsuits (“Buyers”), pursuant to which, and subject to the terms and conditions of the RVI Sale Agreement, we agreed to sell Rvision, Inc. (“RVI”) to Buyers.

See Note 20 – Business Acquisitions for details regarding the Company’s 2021 acquisitions and Note 22 – Subsequent Events for additional information related to debt and equity developments, litigation claims, and other.

NOTE 22 SUBSEQUENT EVENTS

Executive Officer and Board of Director Developments

On April 26, 2023, Bill J. White joined the Board of Directors of the Company. Mr. White will serve on the Board until the next annual meeting of stockholders of the Company at which directors are elected, at which time he is expected to stand for re-election. Mr. White will be serving as chair of the Board’s Audit Committee. Pursuant to our director compensation program for non-employee members of our board of directors, Mr. White is entitled to a total cash fee of $60,000 per year for service on our board of directors.

Business Developments

On March 20, 2023, pursuant to the SKS Sale Agreement, the Company completed the sale of SKS and recorded a note receivable for the remaining $600,000 due on March 20, 2025.

In January 2023, the Company idled the employees of RF Engineering & Energy Resource, LLC.

Debt and Equity Developments

On January 17, 2023 and February 1, 2023, the Company sold unsecured promissory notes in the principal amounts of $90,000 and $80,000, which were due on or before July 30, 2023 and July 31, 2023, respectively. Of the $90,000 of proceeds from the first note, usage of $88,000 is restricted to make interest payments due to certain holders of outstanding convertible debentures dated January 29, 2021 (Note G – see Note 14 – Debt). Both notes become immediately due and payable if the Company raises at least $2.5 million in an equity or debt offering. Both notes pay 8% interest per annum, which increases to 15% per annum if the notes aren’t repaid by the maturity date. The issuance of the second note made the principal and accrued interest of both notes convertible if they aren’t repaid by the maturity date and the conversion price will equal 81% of the closing market price of the common stock on the day that the holder elects to convert the note(s), subject to a floor price of $5.00 per share. These notes remain outstanding and in default.

During January 2023, pursuant to a limited time offer, certain Note N convertible note holders agreed to amend their note and convert an aggregate of $1.3 million principal of their notes and $0.3 million of accrued interest into 280,625 shares of the Company’s common stock.

On March 14, 2023, the Company amended Note F to extend the maturity date to July 29, 2024 with an interest rate of 8%. Effective September 15, 2023, the holder also has ability to convert principal and interest into shares of the Company’s common stock at a 10% discount to the closing price on which the conversion is elected and became secured with a second priority security interest on the assets of its Lighter Than Air Systems Corp. (d/b/a Drone Aviation Corp) business. In addition, the Company extended the term of the advisory agreement for an additional two years and will issue 12,000 shares of the Company’s common stock for each year while the note is outstanding. Pursuant to the amended terms, the Company issued 12,000 shares of the Company’s common stock to the advisor as consideration for their services on April 13, 2023.

On March 31, 2023, the Company amended Note I to extend the maturity date to December 31, 2023 with an interest rate of 5.5% commencing on April 1, 2023.

On September 1, 2023, Dustin H. McIntire, our CTO, loaned $260,000 to the Company which was used to secure a software license for the Company. Upon being notified of the proposed loan, the Audit Committee reviewed the transaction under the related party transaction policy and approved the transaction. The Company gave Mr. McIntire a secured convertible promissory note for the $260,000 loan, due September 1, 2024, with eight per cent (8%) interest, secured by the software license.

Litigation, Claims and Contingencies Developments

On January 9, 2023, a former employee of a subsidiary of InduraPower, filed suit against the Company and the former CEO, Daniel Hodges, in the Pima County Superior Court, Arizona, Case No. C20230116. The plaintiff has alleged that he is owed for unpaid minimum wages and overtime wages, breach of employment contract, retaliatory termination, and alleges an unspecified amount in damages. The Company strongly dispute plaintiff’s allegations and intends to vigorously defend the lawsuit.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

On or about January 10, 2023, a recruiting and staffing company obtained a default judgment against the Company in County Court, Collin County, Texas, Case No. 004-01539-2022, for $145,917 and post-judgment interest at 7%. As of December 31, 2022, the Company accrued for the full amount of the judgment. The judgment holder obtained a garnishment order against Company’s banking accounts and has received approximately $17,100 in cash through the date of this filing.

On or about May 22, 2023, a landlord filed suit against the Company in the Circuit Court, Fairfax County, Virgina, Case No. 202307755, for breach of a commercial lease. The plaintiff obtained a default judgment in the amount of approximately $230,000 which remains unpaid as of the date of this filing. As of December 31, 2022, the Company accrued for the full amount of the judgment in accrued liabilities on the Consolidated Balance Sheet.

Nasdaq Compliance Developments

Throughout most of 2022, our common stock was not in compliance with the $1.00 minimum closing bid price requirement. We were given grace periods and regained compliance on or about February 27, 2023, by having the closing bid price of our common stock exceed $1.00 for a minimum of ten (10) consecutive trading days during the grace period by implementing a 1-for-100 reverse stock split of our outstanding common stock on February 10, 2023.

On February 27, 2023, the Company regained compliance with Nasdaq Listing Rule 5550(a)(2), the $1.00 minimum closing bid price requirement (“minimum bid price”) price of the Company’s common stock following the successful filing of its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022 pursuant to Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports (“filing requirements”) with the Securities and Exchange Commission (“SEC”).

On March 31, 2023, the Company filed a notice of late filing on Form 12b-25 with the Securities and Exchange Commission (the “SEC”) to report that its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) would not be timely filed. On April 18, 2023, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company has not yet filed the Form 10-K, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. On May 17, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed the Form 10-K or its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”), the Company is not in compliance with Nasdaq Listing Rules. On August 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, the Company is not in compliance with Nasdaq Listing Rules. On October 16, 2023, the Company received notice from the Listing Qualifications Staff (the “Staff”) indicating that the Staff had determined to delist the Company’s securities unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Staff’s determination was based upon the Company’s continued non-compliance with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) because the Company has not filed its Form 10-K for the year ended December 31, 2022, and the Forms 10-Q for the periods ended March 31, 2023 and June 30, 2023. On November 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company is not in compliance with Nasdaq Listing Rules.

The Company requested and obtained a hearing before the Panel as well as a further stay of any additional action by Nasdaq pending the issuance of a decision by the Panel. There can be no assurance that a favorable decision will be obtained.

If the Company fails to timely regain compliance with the Nasdaq Listing Rule within any grace period granted by the Nasdaq Hearings Panel, the Company’s common stock, warrants and 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock will be subject to delisting from Nasdaq. There is no assurance that the Company will regain compliance during any grace periods or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during a grace period, Nasdaq will notify us that our common stock, warrants, and 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock will be delisted from The Nasdaq Capital Market.

On June 21, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the Company’s minimum Market Value of Publicly Held Shares, as defined by Nasdaq (“MVPHS”), of the Company’s 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock (“Preferred Stock”) has been below the minimum $1 million requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5555(a)(4) (the “Minimum Market Value of Publicly Held Shares Requirement”). Under Nasdaq rules, the Company will have the opportunity to appeal the delisting decision to a Nasdaq Hearings Panel. There can be no assurance that, if the Company decides to appeal the delisting determination, such appeal would be successful.

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has been provided a compliance period of 180 calendar days from receipt of the letter, or until December 18, 2023, to regain compliance with the Minimum Market Value of Publicly Held Shares Requirement. To regain compliance with the Minimum Market Value of Publicly Held Shares Requirement, the Company’s Preferred Stock MVPHS must be $1 million or more for a minimum of 10 consecutive business days during the compliance period ending on December 18, 2023. There can be no assurance that the Company will be able to regain compliance with either listing requirement.