Form 10-Q
period 2023-03-31
COMSovereign Holding Corp.
filed 2024-01-09
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of January 8, 2024, there were 2,695,238 shares of registrant’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amounts in thousands, except share and per share data)	2023	2022
	(unaudited)

Assets
Current assets:
Cash	$3,063	$1,868
Accounts receivable, net	482	1,126
Inventory, net	4,336	3,966
Prepaid expenses	3,531	3,571
Note and obligation receivable - current	650	650
Other current assets	112	150
Assets held for sale - current	-	651
Total current assets	12,174	11,982
Property and equipment, net	341	377
Operating lease right-of-use assets	87	97
Intangible assets, net	1,197	1,428
Goodwill	6,612	7,310
Note and obligation receivable - long-term	1,950	1,350
Assets held for sale - long-term	-	2,374
Total assets	$22,361	$24,918

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$4,229	$3,656
Accrued interest	626	477
Accrued liabilities	3,524	3,006
Accrued payroll	2,010	1,758
Contract liabilities - current	4,285	3,232
Accrued warranty liability - current	488	488
Operating lease liabilities - current	1,453	1,321
Note payable - related party	100	100
Debt - current, net of unamortized discounts and debt issuance costs	11,709	11,536
Liabilities held for sale - current	-	2,342
Total current liabilities	28,424	27,916
Debt – long-term	550	1,895
Contract liabilities – long-term	152	152
Operating lease liabilities - long-term	9,672	9,816
Liabilities held for sale - long-term	-	140
Total liabilities	38,798	39,919

Commitments and contingencies (Note 17)
Stockholders’ Deficiency
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; Series A Cumulative Redeemable Perpetual Preferred Stock, 690,000 shares designated, 320,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 2,683,571 and 2,381,136 shares issued and 2,683,238 and 2,380,803 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	286,076	282,582
Treasury stock, at cost, 333 shares as of March 31, 2023 and December 31, 2022	(50)	(50)
Accumulated deficit	(302,486)	(297,556)
Accumulated other comprehensive income	23	23
Total Stockholders’ Deficiency	(16,437)	(15,001)
Total Liabilities and Stockholders’ Deficiency	$22,361	$24,918

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2023	2022

Revenue	$483	$2,053
Cost of goods sold	301	1,483
Gross profit	182	570
Operating expenses (income)
Research and development (1)	57	1,172
Sales and marketing (1)	-	66
General and administrative (1)	2,179	5,780
Depreciation and amortization	69	741
Impairment	896	-
Gain on sale (SKS) (2)	(454)	-
Gain on the sale of assets	-	(8,441)
Total operating expenses (income), net	2,747	(682)
(Loss) income from operations	(2,565)	1,252
Other expense
Interest expense	(419)	(879)
Loss on extinguishment of debt	-	(173)
Loss on inducement of debt conversions	(1,946)	-
Total other expense	(2,365)	(1,052)
(Loss) income from continuing operations	(4,930)	200
Loss from discontinued operations, net of tax	-	(64)
Net (loss) income	(4,930)	136
Dividend on preferred stock	(185)	(123)
Net (loss) income attributable to common stockholders	$(5,115)	$13
Net (loss) income per share
- Basic and diluted from continuing operations	$(1.97)	$0.09
- Basic and diluted from discontinued operations	$-	$(0.08)
Weighted average number of common shares outstanding

- Basic and diluted	2,593,028	835,527

(1)	These are exclusive of depreciation and amortization
(2)	Sky Sapience (“SKS”)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2023
						Accumulated
					Additional	Other				Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders’
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Deficiency
Balance - January 1, 2023	320,000	$-	2,381,136	$-	$282,582	$23	333	$(50)	$(297,556)	$(15,001)
Issuance of common stock for conversion of debt	-	-	280,625	-	3,547	-	-	-	-	3,547
Round ups pursuant to the reverse split	-	-	21,810	-	-	-	-	-	-	-
Preferred dividend	-	-	-	-	(185)	-	-	-	-	(185)
Share-based compensation	-	-	-	-	132	-	-	-	-	132
Net loss	-	-	-	-	-	-	-	-	(4,930)	(4,930)
Balance - March 31, 2023	320,000	$-	2,683,571	$-	$286,076	$23	333	$(50)	$(302,486)	$(16,437)

	FOR THE THREE MONTHS ENDED MARCH 31, 2022
						Accumulated
					Additional	Other				Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders’
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
Balance - January 1, 2022	320,000	$-	819,851	$-	$266,021	$23	333	$(50)	$(217,843)	$48,151
Issuance of common stock for conversion of debt	-	-	15,761	-	1,150	-	-	-	-	1,150
Issuance of common stock for exercise of options	-	-	2,098	-	31	-	-	-	-	31
Preferred dividend	-	-	-	-	(123)	-	-	-	-	(123)
Share-based compensation	-	-	-	-	535	-	-	-	-	535
Net income	-	-	-	-	-	-	-	-	136	136
Balance - March 31, 2022	320,000	$-	837,710	$-	$267,614	$23	333	$(50)	$(217,707)	$49,880

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
(Amounts in thousands, except share data)	2023	2022

Cash Flows From Operating Activities:
Net (loss) income	$(4,930)	$136
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	-	64
Depreciation	36	357
Amortization	33	384
Impairment	896	-
Non-cash rent expense	463	271
Bad debt expense	-	49
Gain on sale (SKS) (1)	(454)	-
Gain on the sale of assets	-	(8,441)
Share-based compensation	132	535
Amortization of debt discounts and debt issuance costs	3	574
Loss on extinguishment of debt	-	173
Loss on inducement of debt conversions	1,946	-
Changes in operating assets and liabilities:
Accounts receivable, net	644	(983)
Inventory, net	(370)	217
Prepaid expenses	40	(495)
Other assets	154	(1,045)
Accounts payable	499	(1,000)
Accrued interest	324	(41)
Accrued liabilities	333	(56)
Contract liabilities	1,053	1,055
Operating lease liabilities	(465)	(868)
Related party notes	-	(86)
Other current liabilities	252	738
Total Adjustments	5,519	(8,598)
Net Cash Provided By (Used In) Operating Activities	589	(8,462)
Cash Flows From Investing Activities:
Proceeds from sale of SKS (1)	436	-
Proceeds from building sale, net of transaction costs	-	15,102
Purchases of property and equipment	-	(193)
Net Cash Provided By Investing Activities	436	14,909
Cash Flows From Financing Activities:
Principal payment on finance lease	-	(7)
Proceeds from issuance of related party note	-	100
Proceeds from issuance of debt	170	-
Proceeds from exercise of options	-	31
Preferred stock dividend	-	(123)
Repayment of debt	-	(7,588)
Net Cash Provided By (Used In) Financing Activities	170	(7,587)
Net Cash Used in Discontinued Operations	-	(335)
Net Increase (Decrease) In Cash	1,195	(1,475)
Cash - Beginning of Period	1,868	1,873
Cash - End of Period	$3,063	$398

(1)	Proceeds from the gain on sale of Sky Sapience (“SKS”) are net of $35,000 cash sold.

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Three Months Ended
	March 31,
(Amounts in thousands, except share data)	2023	2022

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$76	$105
Non-cash investing and financing activities:
Accrual of preferred dividends not paid yet	$185	$-
Reclassification of assets and liabilities held for sale	$543	$-
Issuance of common stock for conversions of debt and interest	$3,547	$1,150
Recognition of operating lease right-of-use asset and liability	$-	$10,052

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the three months ended March 31, 2023, as compared to the significant accounting policies described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022.

Basis of Presentation

The accompanying financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and financial position for the three months ended March 31, 2023 and cash flows for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. The amounts reported in the unaudited condensed consolidated financial statements, and the tables in the notes hereto, of the Quarterly Report on Form 10-Q as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, are presented in United States dollars and are rounded in thousands with the exception of share and per share data. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2022 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on December 7, 2023.

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

Correction of an Error

See Note 20 - Correction of an Error.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022, include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. As of March 31, 2023, the Company determined that it was not more likely than not that the reporting unit’s fair value was below its carrying amount due to a decline in the Company’s market capitalization. Accordingly, it was not necessary to perform impairment testing as of March 31, 2023. However, please see Note 20 – Correction of an Error for details related to the recognition of additional 2022 impairment expense.

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

Discontinued Operations

On June 21, 2022, the Company completed the sale of its Sovereign Plastics business unit to TheLandersCompanies LLC for total consideration of $2.0 million in a secured note with interest of 5% and a maturity date of May 31, 2025. The results of Sovereign Plastics are reflected in the accompanying statements of operations for the three months ended March 31, 2022 as loss from discontinued operations, net of tax (see Note 3 – Discontinued Operations and Assets and Liabilities Held for Sale for additional information).

Assets and Liabilities Held for Sale

On March 20, 2023, the Company completed the sale of its Sky Sapience business unit to Titan Innovations Ltd. for total consideration of $1.8 million. Accordingly, assets and liabilities of Sky Sapience are reflected in the accompanying condensed consolidated balance sheet as “Assets held for sale” and “Liabilities held for sale”, respectively, as of December 31, 2022 (see Note 3 – Discontinued Operations and Assets and Liabilities Held for Sale for additional information).

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities to any of its currently eligible financial assets or liabilities. The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of March 31, 2023 and December 31, 2022 approximated their fair value due to their short-term nature.

Reportable Segments and Reporting Units

A reporting unit (“RU”) is a component of an operating segment that is a business activity for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company’s legal operating subsidiaries are not organized to qualify as individual segments, however, each operating entity had separate financial information and an operating manager, who oversees the business and financial activities, reporting to the Chief Operating Decision Maker (“CODM”). Therefore, during 2022, the Company operated as one reportable segment and each legal entity was deemed to be a separate reporting unit.

As of January 1, 2023, the Company began operating as a single reporting unit. As part of the Company’s restructuring, the Company integrated its previously separate reporting units, including employing a single integrated sales function, and the Chief Executive Officer is managing the Company and making decisions based on the Company’s consolidated operating results.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 was originally effective for fiscal years beginning after December 15, 2019, with early adoption permitted. In October 2019, the FASB issued ASU No. 2019-10, “Financial Instruments-Credit Losses (Topic 326): Effective Dates”, to finalize the effective date delays for private companies, not-for-profits, and smaller reporting companies applying the current expected credit losses (“CECL”) standards. The ASU is now effective for reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU on January 1, 2023 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

On June 21, 2022, the Company completed the sale of its Sovereign Plastics business unit to TheLandersCompanies LLC for total consideration of $2.0 million in a secured note with interest of 5% and a maturity date of May 31, 2025. As a result of the sale, in the second quarter of 2022, the Company recognized a $1.1 million gain on the sale of Sovereign Plastics which was included in “Loss from discontinued operations, net of tax” in the accompanying consolidated statements of operations and comprehensive loss for the period ended March 31, 2022. See Note 12 – Note and Obligation Receivable for additional information.

Sky Sapience Ltd.

Sky Sapience was acquired on February 25, 2021 and is a manufacturer of drones with a patented tethered hovering technology that provides long-duration, mobile and all-weather Intelligence, Surveillance and Reconnaissance (ISR) capabilities to customers worldwide for both land and marine-based applications based out of Israel. The Company’s Board of Directors, in consultation with management as well as its financial and legal advisors, considered a number of factors, including the risks and challenges facing Sky Sapience in the future as compared to the opportunities available to Sky Sapience in the future, and the availability of strategic alternatives. On December 21, 2022, after careful consideration, the Board of Directors unanimously approved the sale of Sky Sapience.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

On March 20, 2023, the Company completed the sale of its Sky Sapience business unit to Titan Innovations Ltd. for total consideration of $1.8 million. The sale of Sky Sapience didn’t qualify for discontinued operations presentation because the sale didn’t represent a strategic shift that had a major effect on the Company’s operations (the Company will continue to be in the drone business). Sky Sapience’s assets and liabilities met the criteria to be classified as held for sale as of December 31, 2022 as follows:

Sky Sapience
December 31,
(Amounts in thousands, except share and per share data)	2022
Assets
Cash	$35
Inventory, net	535
Prepaid and deferred expenses	56
Other current assets	25
Assets held for sale - current	651
Property and equipment, net	640
Operating lease right-of-use assets	269
Intangible assets, net	246
Goodwill	1,219
Assets held for sale - long-term	2,374
Total assets held for sale	$3,025

Liabilities
Accounts payable	$233
Accrued liabilities	321
Accrued payroll	321
Contract liabilities - current	1,347
Operating lease liabilities - current	120
Liabilities held for sale - current	2,342
Operating lease liabilities - long-term	140
Liabilities held for sale - long-term	140
Total liabilities held for sale	$2,482

Upon the completion of the sale of SKS during the first quarter of 2023, the Company recorded a gain on sale of $0.5 million which consisted of total liabilities assumed of $2.5 million, an obligation receivable of $0.6 million, and cash proceeds of $0.5 million, partially offset by total assets acquired of $3.0 million and closing costs in connection with the sale to a consultant of $0.1 million. See Note 12 – Note and Obligation Receivable.

NOTE 4 GOING CONCERN

U.S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying condensed consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2023, the Company generated cash flows from operations of $0.6 million and had an accumulated deficit of $302.5 million and a working capital deficit of $16.3 million. These factors raise substantial doubt about our ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund growth initiatives. Based on current cash on hand and subsequent activity as described herein (see Note 21 – Subsequent Events – Debt and Equity Developments), the Company presently only has enough cash on hand to operate on a month-to-month basis, without raising additional capital or selling assets. Because of the Company’s limited cash availability, its operations have been scaled back to the extent possible (see Note 19 – Other Business Developments – Business Developments). Management continues to explore opportunities with third parties and related parties; however, it has not entered into any agreement to provide the necessary additional capital, except as disclosed herein.

The Company will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows to meet its future liquidity requirements. However, there can be no assurance that the Company will be successful in any capital-raising or profit-enhancing efforts that it may undertake, and these planned actions do not alleviate the substantial doubt. If the Company is not able to obtain additional financing on a timely basis, it may have to further delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on its business, financial condition and results of operations, and ultimately, it could be forced to discontinue operations, liquidate assets and/or seek reorganization under the U.S. bankruptcy code. Determining the extent to which conditions or events raise substantial doubt about the Company’s ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by the Company. The Company makes assumptions that management’s plans will be effectively implemented but may not alleviate substantial doubt and its ability to continue as a going concern.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 5 REVENUE

Revenue by type consisted of the following for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2023	2022
Drones	$243	$353
Telecom hardware	207	1,289
Support & maintenance	31	40
Software	2	-
Optic repairs	-	314
Consulting	-	57
Total revenue	$483	$2,053

The following table is a summary of the Company’s timing of revenue recognition for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2023	2022
Timing of revenue recognition:
Services and products transferred at a point in time	$451	$1,955
Services and products transferred over time	32	98
Total revenue	$483	$2,053

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2023	2022
Revenue by products and services:
Products	$451	$1,955
Services	32	98
Total revenue	$483	$2,053

Revenue by geographic destination consisted of the following for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2023	2022
Revenue by geography:
North America	$482	$1,549
International	1	504
Total revenue	$483	$2,053

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of March 31, 2023 and December 31, 2022, the Company did not have a material contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

(Amounts in thousands)	Total
Balance at December 31, 2022	$3,384
New invoices not yet earned	1,066
Revenue earned	(13)
Balance at March 31, 2023	$4,437

Of the $3.4 million contract balance as of December 31, 2022, $13 thousand was recognized as revenue during the three months ended March 31, 2023 and $1.9 million is expected to be recognized during the remainder of 2023 resulting in the remaining contract balance of $1.5 million, which will be recognized as revenue when the Company meets the performance obligation, the timing of which is uncertain at this time.

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

The following weighted-average potential common shares were excluded from the diluted loss per common share as their effect was anti-dilutive as of March 31, 2023 and 2022, respectively:

	March 31,
	2023	2022
Options	24,954	66,808
Warrants	115,899	128,149
Convertible notes(1)	189,601	52,080
	330,454	247,037

(1)	The potentially dilutive shares associated with convertible notes were calculated based on the conditions as of the calculation date.

NOTE 7 CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash is represented by operating accounts or money market accounts maintained with insured financial institutions, including cash equivalents, defined as all short-term, highly-liquid investments with maturities of three months or less when purchased. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022, respectively. During the year ended December 31, 2022, $195,000 of restricted cash was released upon the sale of a building (see Note 11 – Property and Equipment, Net for additional information related to the sale of the building). The remaining $47,000 was released upon the abandonment of overseas equipment leases and $35,000 was transferred in the sale of Sky Sapience.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 8 ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(Amounts in thousands)	2023	2022
Accounts receivable	$1,723	$2,372
Less: allowance for doubtful accounts	(1,241)	(1,246)
Total accounts receivable, net	$482	$1,126

The Company had $0 and $49 thousand of bad debt expense for the three months ended March 31, 2023 and 2022, respectively.

NOTE 9 INVENTORY, NET

Inventory consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(Amounts in thousands)	2023	2022
Raw materials	$3,563	$3,685
Work in progress	794	560
Finished goods	738	480
Total inventory	5,095	4,725
Reserve	(759)	(759)
Total inventory, net	$4,336	$3,966

NOTE 10 PREPAID EXPENSES

Prepaid expenses consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(Amounts in thousands)	2023	2022
Prepaid products and services	$3,517	$3,557
Prepaid rent and security deposit	14	14
Total prepaid expenses	$3,531	$3,571

Prepaids and deferred expenses include cash paid in advance for rent and security deposits, inventory and other. As of March 31, 2023 and December 31, 2022, prepaid products and services were comprised of deposits for radio inventory of $2.9 million.

NOTE 11 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(Amounts in thousands)	2023	2022
Shop machinery and equipment	$672	$672
Computers and electronics	766	766
Office furniture and fixtures	68	68
Leasehold improvements	41	41
Total property and equipment	1,547	1,547
Less: accumulated depreciation	(1,206)	(1,170)
Total property and equipment, net	$341	$377

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

For the three months ended March 31, 2023 and 2022, the Company had $0.0 million and $0.2 million, respectively, in investments in capital expenditures.

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

During the year ended December 31, 2022, the Company derecognized the property and equipment associated with the following transactions (see Note 13 – Leases and Note 19 – Other Business Developments for additional information):

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

The Company recognized $0.0 million and $0.5 million of depreciation expense for the three months ended March 31, 2023 and 2022, respectively.

NOTE 12 NOTE AND OBLIGATION RECEIVABLE

On June 21, 2022, the Company completed the sale of its Sovereign Plastics business unit to TheLandersCompanies LLC for total consideration of $2.0 million in a secured note with interest of 5% and a maturity date of May 31, 2025. The payment schedule of the note is as follows: $0.65 million is due on May 31, 2023, $0.65 million is due on May 31, 2024, and $0.70 million is due on May 31, 2025. While management remains confident of collection, the payment due on May 31, 2023 hasn’t been collected to date. As of March 31, 2023, the note receivable of $2.0 million and accrued interest in aggregate of $0.1 million is included on the condensed consolidated balance sheet.

On March 20, 2023, the Company completed the sale of its Sky Sapience business unit to Titan Innovations Ltd. The consideration included a $0.6 million obligation receivable, which is due March 20, 2025. See Note 3 – Discontinued Operations and Assets and Liabilities Held for Sale for more information on the sale of Sky Sapience.

NOTE 13 LEASES

Operating Leases

The Company has operating leases for office, manufacturing and warehouse space, along with office equipment. Balances as of March 31, 2023 and December 31, 2022 for operating leases were as follows:

	March 31,	December 31,
(Amounts in thousands)	2023	2022
Operating lease ROU assets	$87	$97
Operating lease liability	$11,125	$11,137

Other information related to the Company’s operating leases are as follows:

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2023	2022
Operating lease cost	$488	$611
Short-term lease cost	$-	$9

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$10,052

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$463	$549

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s operating leases as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Weighted average remaining lease term (years)	7.79	7.90
Weighted average discount rate	5.51%	5.52%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2023:

Operating
(Amounts in thousands)	Leases
2023	$1,358
2024	1,720
2025	1,625
2026	1,386
2027	1,424
Thereafter	6,862
Total minimum lease payments	14,375
Less: effect of discounting	(3,250)
Present value of future minimum lease payments	11,125
Less: current obligations under leases	(1,453)
Long-term lease obligations	$9,672

NOTE 14 DEBT

Debt consisted of the following as of March 31, 2023 and December 31, 2022:

			March 31, 2023		December 31, 2022
(Amounts in thousands)	Note Reference	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Secured Notes Payable
Secured senior convertible note payable	A	5/27/23	$51	6.0%	$51	6.0%
Secured senior convertible note payable	B	8/25/23	59	6.0%	59	6.0%
Secured note payable	C	10/25/23	368	6.0%	368	6.0%
Secured note payable	D	11/8/23	263	6.0%	263	6.0%
Secured note payable	E	11/26/21	775	15.0%	775	15.0%
Secured note payable	F	7/29/24	550	8.0%	550	8.0%
Secured note payable	G	6/30/23	50	-	50	-
SBA loan	H	5/15/50	150	3.8%	150	3.8%
Total secured notes payable			2,266		2,266

Unsecured Notes Payable
Note payable - related party	I	12/31/23	100	5.5%	100	3.0%
Note payable	J	7/29/23	26	15.0%	26	15.0%
Note payable	K	7/30/23	90	8.0%	-	-
Note payable	L	8/1/23	80	8.0%	-	-
Total notes payable			296		126

Unsecured Convertible Notes Payable
Convertible note payable	M	1/29/26	9,805	15.0%	11,150	3.3%
Total convertible notes payable			9,805		11,150

Total debt			12,367		13,542
Less: unamortized discounts and debt issuance costs			(8)		(11)
Total long-term debt, less discounts and debt issuance costs			12,359		13,531
Less: current portion of debt			(11,809)		(11,636)
Long-term portion of debt			$550		$1,895

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Debt activity during the three months ended March 31, 2023 included the following:

For Note F, on March 14, 2023, the Company amended Note F to extend the maturity date to July 29, 2024 with an interest rate of 8% and the ability to convert principal and interest into shares of the Company’s common stock at a 10% discount to the closing price on which the conversion is elected effective September 15, 2023. In addition, the note became secured with a second priority security interest on the assets of its Lighter Than Air Systems Corp. (d/b/a Drone Aviation Corp) business and agreed to extend the term of the advisory agreement pursuant to the original note for an additional two years and issue an additional 12,000 shares of the Company’s common stock per year while the note is outstanding. On April 13, 2023, the Company issued 12,000 shares of the Company’s common stock to the advisor pursuant to the terms of the advisory agreement as consideration for their services.

For Note K, on January 17, 2023, the Company sold an unsecured promissory note in the principal amount of $90,000, which was due on or before July 30, 2023. Of the $90,000 of proceeds from the first note, usage of $88,000 is restricted to make interest payments due to certain holders of Note M. The note becomes immediately due and payable if the Company raises at least $2.5 million in an equity or debt offering and will accrue 8% interest per annum, which increases to 15% per annum if the note isn’t repaid by the maturity date. The issuance of a second note (Note L) made the principal and accrued interest of both notes convertible if they aren’t repaid by the maturity date and the conversion price will equal 81% of the closing market price of the common stock on the day that the holder elects to convert the note(s), subject to a floor price of $5.00 per share. The Company did not repay the note on maturity and therefore the note became convertible as of the maturity date and is in default.

For Note L, on February 1, 2023, the Company sold an unsecured promissory note in the principal amount of $80,000, which was due on or before August 1, 2023. The note becomes immediately due and payable if the Company raises at least $2.5 million in an equity or debt offering and accrues 8% interest per annum, which increases to 15% per annum if the note isn’t repaid by the maturity date. The issuance of this note made the principal and accrued interest of Note K convertible if they aren’t repaid by the maturity date and the conversion price will equal 81% of the closing market price of the common stock on the day that the holder elects to convert the note(s), subject to a floor price of $5.00 per share. The Company did not repay the note on maturity and therefore the note became convertible as of the maturity date and is in default.

For Note M, on May 24, 2022, the Company received notice from counsel for holders of $11.2 million of convertible promissory notes issued in connection with the acquisition of FastBack that the Company had failed to file its Annual Report on Form 10-K in a timely manner, as required by the terms of the convertible promissory notes. While the note holders have the right to accelerate the maturity of the principal, the notice simply indicated that the holders were reserving their rights. On January 20, 2023, the Company paid cash for interest in the amount of $75,985. In addition, during January 2023, pursuant to a limited time offer, certain note holders agreed to amend their note and convert an aggregate of $1.3 million principal of their notes and $0.3 million of accrued interest into 280,625 shares of the Company’s common stock pursuant to a limited time offer for conversions at a discounted rate of 81% of the closing market price of the Company’s common stock on the day special conversion notices were received. As a result of the conversions, which were recorded using inducement accounting, the Company recognized a $1.9 million of loss on inducement of debt conversions, which is included in income from continuing operations in the income statement, which represents the fair value of the 280,625 shares of common stock issued pursuant to the limited time offer, less the fair value of the 3,068 shares of common stock that would have been issuable pursuant to the original terms of the convertible notes. Interest is being accrued at the 15.0% default rate during 2023.

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

Future maturities contractually required by the Company under long-term debt obligations are as follows as of March 31, 2023:

(Amounts in thousands)	Total
2023	$11,817
2024	550
2025	-
2026	-
2027	-
Thereafter	-
Total	$12,367

NOTE 15 STOCKHOLDERS’ EQUITY

Reverse Stock Split

Effective February 10, 2023, the Company enacted a 1-for-100 reverse stock split (the “2023 Split”) of the Company’s common stock. These consolidated financial statements and accompanying notes give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Dividends

During the three months ended March 31, 2023 and 2022, the Company recorded $184,992 and $123,328, respectively, of dividends paid or payable to the holders of the 9.25% Series A Preferred Stock.

On or about May 25, 2022, the Company announced that it had suspended the payment of dividends on the Series A Preferred Stock to preserve cash. Since June 20, 2022, dividends on the Series A Preferred Stock are accruing at the rate of approximately $61,664 per month. The total arrearage on the date of filing for the accrued dividends is approximately $1,171,616.

Common Stock

During the three months ended March 31, 2023, the Company issued an aggregate of 280,625 shares of common stock for conversions of debt and interest (see Note 14 – Debt for additional information) and issued 21,810 shares of common stock upon the round-up of common shares pursuant to the 1-for-100 reverse stock split effective February 10, 2023.

During the three months ended March 31, 2022, the Company issued an aggregate of 15,761 shares of common stock with a fair value of $1.2 million for conversions of debt and interest and issued 2,098 shares of common stock for gross proceeds of $31,000 upon the exercise of options.

NOTE 16 SHARE-BASED COMPENSATION

Restricted Stock Awards

A summary of the restricted stock unit (“RSA”) activity during the three months ended March 31, 2023 is presented below:

Weighted-
Average
	Number of	Grant Date Value
	RSA’s	Per Share
RSA’s non-vested - January 1, 2023	333	$450
Granted	-	-
Forfeited	-	-
Vested	(333)	450
RSA’s non-vested - March 31, 2023	-	$-

During the three months ended March 31, 2023, the Company recognized $12,502 of share-based compensation expense associated with restricted stock awards. During the three months ended March 31, 2022, the Company recognized $78,496 of share-based compensation expense associated with restricted stock awards. Compensation expense related to restricted stock awards is recorded in general and administrative expense in the condensed consolidated statement of operations. As of March 31, 2023, there was no unrecognized stock-based compensation expense related to restricted stock awards.

Stock Options

There were no stock options issued during the three months ended March 31, 2023 and 2022.

The following table presents stock option activity for the three months ended March 31, 2023:

		Weighted	Weighted
		Average Exercise	Average Contractual	Aggregate
	Number of	Price	Life in	Intrinsic
	Options	Per Share	Years	Value
Outstanding - December 31, 2022	26,554	$223
Exercised	-	-
Cancelled or Expired	(1,600)	291
Outstanding - March 31, 2023	24,954	$219	2.78	$-
Exercisable - March 31, 2023	17,496	$195	2.34	$-

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The following table presents information related to stock options as of March 31, 2023:

Options Outstanding		Options Exercisable
		Weighted
Exercise	Outstanding	Average	Exercisable
Price	Number of	Remaining Life	Number of
Per Share	Options	In Years	Options
$ 0.01 - $ 50.00	-	-	-
$ 50.01 - $100.00	5,688	2.27	5,688
$ 100.01 - $ 150.00	-	-	-
$ 150.01 - $ 200.00	2,900	0.75	2,900
$ 200.01 - $ 250.00	-	-	-
$ 250.01 - $ 300.00	16,033	2.92	8,575
$ 300.01 - $ 350.00	333	2.27	333
	24,954	2.34	17,496

The Company recognized $119,991 of share-based compensation expense related to options for the three months ended March 31, 2023, compared to $456,604 of share-based compensation expense related to options for the three months ended March 31, 2022. Compensation expense related to stock options is recorded in general and administrative expense in the condensed consolidated statement of operations. At March 31, 2023, the Company had $221,545 of unrecognized compensation expense related to options, which will be recognized over the weighted average remaining vesting period of 0.6 years.

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

By notice dated July 14, 2022, the Company received notice from a distributor that has a distribution agreement with InduraPower claiming that InduraPower, and the Company as guarantor, has breached the distribution agreement, and are claiming approximately $2.0 million in damages, which includes a claim for $0.5 million of foregone profit. The Company had received $1.3 million in cash as a deposit against future product deliveries which is included in contract liabilities – current. In addition, the Company fully accrued the remaining claim of $0.7 million in accrued liabilities in the condensed consolidated balance sheet as of December 31, 2022.

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On or about November 14, 2022, an intellectual property law firm filed suit against the Company in the United States District Court for the Southern District of California, San Diego. The plaintiff alleges that they performed work for the Company and its subsidiaries subsequent to September 30, 2022 and are owed approximately $75,000, which was fully accrued as of March 31, 2023.

On January 9, 2023, a former employee of a subsidiary of InduraPower, filed suit against the Company and the former CEO, Daniel Hodges, in the Pima County Superior Court, Arizona, Case No. C20230116. The plaintiff has alleged that he is owed for unpaid minimum wages and overtime wages, breach of employment contract, retaliatory termination, and alleges an unspecified amount in damages. The Company strongly disputes plaintiff’s allegations and intends to vigorously defend the lawsuit.

On or about January 10, 2023, a recruiting and staffing company obtained a default judgment against the Company in County Court, Collin County, Texas, Case No. 004-01539-2022, for $145,917 and post-judgment interest at 7%. As of March 31, 2023, the Company accrued for the full amount of the judgment. The judgment holder obtained a garnishment order against the Company’s banking accounts and has received approximately $17,600 in cash through the date of this filing.

See Note 21 – Subsequent Events – Litigation, Claims and Contingencies Developments for post-March 31, 2023 developments.

NOTE 18 CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At March 31, 2023, accounts receivable, net, from three customers comprised an aggregate of approximately 83% of the Company’s total trade accounts receivable, and none of these balances were characterized as uncollectible.

In addition, for the three months ended March 31, 2023, revenue from four customers individually exceeded 10% of revenue and comprised approximately 88% of the Company’s total revenue. For the three months ended March 31, 2022, three customers individually exceeded 10% of the Company’s total revenue and, in total, comprised approximately 37% of the Company’s total revenue. At March 31, 2023 and 2022, no account payables from vendors accounted for 10% or more of the Company’s total expenses.

NOTE 19 OTHER BUSINESS DEVELOPMENTS

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

On March 31, 2023, the Company filed a notice of late filing on Form 12b-25 with the SEC to report that its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) would not be timely filed. On April 18, 2023, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company has not yet filed the Form 10-K, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. On May 17, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed the Form 10-K or its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”), the Company is not in compliance with Nasdaq Listing Rules. On August 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, the Company is not in compliance with Nasdaq Listing Rules. On October 16, 2023, the Company received notice from the Listing Qualifications Staff (the “Staff”) indicating that the Staff had determined to delist the Company’s securities unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Staff’s determination was based upon the Company’s continued non-compliance with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) because the Company had not filed its Form 10-K for the year ended December 31, 2022, and has not filed the Forms 10-Q for the periods ended March 31, 2023 and June 30, 2023. On November 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company is not in compliance with Nasdaq Listing Rules.

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

Business Developments

In January 2023, the Company idled the employees of RF Engineering & Energy Resource, LLC.

NOTE 20 CORRECTION OF AN ERROR

During the review of the Company’s condensed consolidated financial statements for the three months ended March 31, 2023, the Company identified errors in the reporting of historical goodwill impairment (included in impairment expense) and intangible asset impairment (included in impairment expense). The errors resulted in an understatement of impairment expense for the year ended December 31, 2022. Based on management’s evaluation of the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations therewith, the Company concluded that the aforementioned errors were not material to the Company’s previously filed 2022 consolidated financial statements. This is further supported by the fact that all errors are of a non-cash nature, do not impact Adjusted EBITDA (earnings before income tax, depreciation and amortization, impairment expense, and stock-based compensation), and would not likely have materially impacted a reasonable investor’s opinion of the Company’s financial condition and results of operations.

Because the correction of these errors was not deemed to be material to the results for the year ended December 31, 2022, and the errors are not expected to be material to the year ended December 31, 2023, to correct these errors, the Company recorded the corrections as out-of-period adjustments in the three-month period ended March 31, 2023. See the table below for the details of the corrections:

	For the Three Months Ended
Condensed Consolidated Statements of Operations:	March 31, 2023
(Amounts in thousands)	Before Adjustment	Adjustment	As Reported
Impairment	$-	$896	$896
Net loss from continuing operations	$(4,034)	$(896)	$(4,930)
Net loss from continuing operations – basic and diluted per share	$(1.63)	$(0.34)	$(1.97)

NOTE 21 SUBSEQUENT EVENTS

Debt and Equity Developments

On April 13, 2023, pursuant to certain contractual arrangements for services in exchange for a fixed number of shares of common stock of the Company, the Company issued 12,000 shares of the Company’s common stock to an advisor in consideration for services with an aggregate fair value of $28,080 (Note F – see Note 14 – Debt for additional information).

On May 26, 2023, pursuant to the note agreement, $100,000 of penalties and interest were capitalized into principal (Note E – see Note 14 – Debt).

On September 1, 2023, Dustin H. McIntire, our CTO, loaned $260,000 to the Company which was used to secure a software license for the Company. Upon being notified of the proposed loan, the Audit Committee reviewed the transaction under the related party transaction policy and approved the transaction. The Company gave Mr. McIntire a secured convertible promissory note for the $260,000 loan, due December 31, 2024, with eight per cent (8%) interest, secured by the software license. The holder may convert all or a portion of the note at any time into shares of the Company’s common stock at the closing price on which the conversion is elected or into bridge financing with identical terms as such bridge financing or offering.

Litigation, Claims and Contingencies Developments

On or about May 22, 2023, a landlord filed suit against the Company in the Circuit Court, Fairfax County, Virgina, Case No. 202307755, for breach of a commercial lease. The plaintiff obtained a default judgment in the amount of approximately $130,000 which remains unpaid as of the date of this filing. As of March 31, 2023, the Company accrued for the full amount of the judgment in accrued liabilities on the condensed consolidated balance sheet.

Nasdaq Compliance Developments

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

On November 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company is not in compliance with Nasdaq Listing Rules. As a result, the Company is required to present its views of the deficiency to the Panel in writing no later than December 22, 2023.

On December 12, 2023, the Company received notice from Nasdaq indicating that the Staff had determined that an additional basis exists to delist the Company’s securities because the Company reported stockholders’ equity of less than $2,500,000 in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is the minimum requirement set forth in Nasdaq Listing Rule 5550(b)(1), and did not otherwise satisfy the alternative minimum requirements for market value of listed securities or net income from continuing operations.

The Company previously requested and was granted a hearing before the Nasdaq Hearings Panel (the “Panel”), as well as a further stay of any suspension action by Nasdaq pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing. At the hearing, the Company intends to present its plan to regain compliance with all applicable continued listing criteria and request an extension to do so. If the Panel denies the Company’s request for continued listing or if the Company is unable to evidence compliance within any extension of time that may be granted by the Panel, Nasdaq will provide written notification that the Company’s securities will be delisted and, as such, there can be no assurance that the Company will be able to maintain the listing of its securities on Nasdaq.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Readers should carefully review the risk factors included under “Item 1A. Risk Factors” that are included in our fiscal 2022 Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission (the “SEC”) on December 7, 2023.

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

Growth and percentage comparisons made herein generally refer to the three months ended March 31, 2023, compared to the three months ended March 31, 2022, unless otherwise indicated.

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

Our Business

Our CORE business is comprised of the following products:

●	Licensed Microwave (formerly operated as DragonWave-X LLC). DragonWave-X, LLC and its operating subsidiaries, DragonWave Corp. and DragonWave-X Canada, Inc. (collectively, “DragonWave”)), are a manufacturer of high-capacity microwave and millimeter wave point-to-point telecom backhaul radio units. DragonWave and its predecessor have been selling telecom backhaul radios since 2012 and its microwave radios have been installed in over 330,000 locations in more than 100 countries worldwide. According to a report of the U.S. Federal Communications Commission, as of December 2019, DragonWave was the second largest provider of licensed point-to-point microwave backhaul radios in North America. DragonWave was acquired by ComSovereign in April 2019 prior to the ComSovereign Acquisition. On May 23, 2022, the Company sold the assets of DragonWave’s Canadian subsidiary, and transferred the related employees and assigned the Canadian lease of DragonWave’s Canadian subsidiary, to a third party.

●	4G and 5G Edge Compute (formerly Virtual NetCom, LLC). Virtual NetCom, LLC (“VNC”)) is an edge compute focused wireless telecommunications technology developer and equipment manufacturer of both 4G LTE Advanced and 5G NR capable radio equipment. VNC designs, develops, manufactures, markets, and supports a line of network products for wireless network operators, mobile virtual network operators, cable TV system operators, and government and business enterprises that enable new sources of revenue, and reduce capital and operating expenses. We acquired the product (formerly VNC) in July 2020.

●	Unlicensed Microwave (formerly FastBack). Skyline Partners Technology LLC, which conducted business under the name Fastback Networks (“Fastback”)), is a manufacturer of intelligent backhaul radio (“IBR”) systems that deliver high-performance wireless connectivity to virtually any location, including those challenged by Non-Line of Sight limitations. Fastback’s advanced IBR products allow operators to economically add capacity and density to their existing cellular networks and expand service coverage density with small cells. These solutions also allow operators to both provide temporary cellular and data service utilizing mobile/portable radio systems and provide wireless Ethernet connectivity. We acquired Fastback in January 2021.

●	Engineering Services (formerly Silver Bullet Technology, Inc.) enables us to provide engineering services including the design and develop of next generation network systems and components, including large-scale network protocol development, software-defined radio systems and wireless network designs. ComSovereign acquired Silver Bullet in March 2019 prior to the ComSovereign Acquisition.

●	Mobile Edge Compute (formerly SAGUNA Networks Ltd.) based in Yokneam, Israel, is the software developer behind the award-winning SAGUNA Edge Cloud, which transforms communication networks into powerful cloud-computing infrastructures for applications and services, including augmented and virtual reality, Internet of Things (“IoT”), edge analytics, high-definition video, connected cars, autonomous drones and more. SAGUNA allows these next-generation applications to run closer to the user in a wireless network, dramatically cutting down on latency, which is a fundamental and critical requirement of 5G networks. SAGUNA’s Edge Cloud operates on general purpose computing hardware but can be optimized to support the latest artificial intelligence and machine learning features through dedicated accelerators. We acquired SAGUNA in October 2021. In order to conserve cash, SAGUNA idled the employees in June 2022.

Our NONCORE business is comprised of the following products:

●	Drones (formerly Lighter Than Air Systems Corp., which did business under the name Drone Aviation) based in Jacksonville, Florida develops and manufactures cost-effective, compact and enhanced tethered unmanned aerial vehicles, including Lighter-Than-Air aerostats and drones that support surveillance sensors and communications networks. We acquired Drone Aviation in June 2014.

●	Silicon Photonics (formerly VEO Photonics, Inc.) based in San Diego, California, is a research and development group innovating SiP technologies for use in copper-to-fiber-to-copper switching, high-speed computing, high-speed ethernet, autonomous vehicle applications, mobile devices and 5G wireless equipment. ComSovereign acquired VEO in January 2019 prior to the ComSovereign Acquisition. In order to conserve cash, VEO idled the employees in June 2022.

As part of the Company’s restructuring, commencing January 1, 2023, the Company integrated its previously separate reporting units, including employing a single integrated sales function, and the Chief Executive Officer manages the Company and makes decisions based on the Company’s consolidated operating results.

Nasdaq Compliance Developments

As previously disclosed in our Form 10-K filed on December 7, 2023, we are not in compliance with Nasdaq Continued Listing Rules. Throughout most of 2022, our common stock was not in compliance with the $1.00 minimum closing bid price requirement. We were given grace periods and regained compliance on or about February 27, 2023, by having the closing bid price of our common stock exceed $1.00 for a minimum of ten (10) consecutive trading days during the grace period by implementing a 1-for-100 reverse stock split of our outstanding common stock on February 10, 2023.

On February 27, 2023, the Company regained compliance with Nasdaq Listing Rule 5550(a)(2), the $1.00 minimum closing bid price requirement (“minimum bid price”) price of the Company’s common stock, and Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports (“filing requirements”) with the Securities and Exchange Commission (“SEC”) following the successful filing of its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022.

On March 31, 2023, the Company filed a notice of late filing on Form 12b-25 with the SEC to report that its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) would not be timely filed. On April 18, 2023, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company has not yet filed the Form 10-K, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. On May 17, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed the Form 10-K or its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, the Company is not in compliance with Nasdaq Listing Rules. On August 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, the Company is not in compliance with Nasdaq Listing Rules. On October 16, 2023, the Company received notice from the Listing Qualifications Staff (the “Staff”) indicating that the Staff had determined to delist the Company’s securities unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Staff’s determination was based upon the Company’s continued non-compliance with the filing requirement set forth in Nasdaq Listing Rule 5250(c)(1) because the Company had not filed its Form 10-K for the year ended December 31, 2022, and has not filed the Forms 10-Q for the periods ended March 31, 2023 and June 30, 2023. On November 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company is not in compliance with Nasdaq Listing Rules.

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

On November 16, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company is not in compliance with Nasdaq Listing Rules. As a result, the Company is required to present its views of the deficiency to the Panel in writing no later than December 22, 2023.

On December 12, 2023, the Company received notice from Nasdaq indicating that the Staff had determined that an additional basis exists to delist the Company’s securities because the Company reported stockholders’ equity of less than $2,500,000 in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is the minimum requirement set forth in Nasdaq Listing Rule 5550(b)(1), and did not otherwise satisfy the alternative minimum requirements for market value of listed securities or net income from continuing operations.

The Company previously requested and was granted a hearing before the Nasdaq Hearings Panel (the “Panel”), as well as a further stay of any suspension action by Nasdaq pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing. At the hearing, the Company intends to present its plan to regain compliance with all applicable continued listing criteria and request an extension to do so. If the Panel denies the Company’s request for continued listing or if the Company is unable to evidence compliance within any extension of time that may be granted by the Panel, Nasdaq will provide written notification that the Company’s securities will be delisted and, as such, there can be no assurance that the Company will be able to maintain the listing of its securities on Nasdaq.

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

During the three months ended March 31, 2023 and 2022, approximately 0% and 16%, respectively, of our revenues were derived from sales outside of the United States. While our near-term focus is on the North American telecom and infrastructure and service market, a key element of our growth strategy is to expand our worldwide customer base and our international operations, initially through agreements with third-party resellers, distributors and other partners that can market and sell our products in foreign jurisdictions. We expect that over the short term our percentage of sales outside the United States may increase as we build up our domestic sales and service teams. Notwithstanding such percentage increase, we expect the sales of tethered aerostats and drones will primarily be to the domestic market customers, primarily to the U.S. government and its agencies, even if such systems are for integration into foreign locations.

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

General and Administrative

In addition to personnel costs, general and administrative expenses consist of professional fees, such as legal, audit, accounting, information technology and consulting fees; share-based compensation; and facilities and other supporting overhead costs.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation related to fixed assets such as test equipment, research and development equipment, computer hardware, production fixtures and leasehold improvements, as well as amortization related to definite-lived intangibles.

Impairment Expense

We account for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, we adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Impairment expense is recorded when the carrying value of a reporting unit (including goodwill and intangibles) exceeds the fair value of the reporting unit.

Gain or Loss on Sales

A gain or loss on sales is recognized on sales of legal entities or sales of long-lived assets and included in income from continuing operations in the income statement. The amount of consideration promised in a contract that is included in the calculation of a gain or loss includes both the transaction price and the carrying amount of liabilities assumed.

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

Interest Expense

Interest expense is comprised of interest expense associated with our secured notes payables, unsecured notes payables and unsecured convertible notes payables. The amortization of debt discounts is also recorded as part of interest expense.

Results of Operations

	For the Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2023	2022

Revenue	$483	$2,053
Cost of goods sold	301	1,483
Gross profit	182	570
Operating expenses (income)
Research and development (1)	57	1,172
Sales and marketing (1)	-	66
General and administrative (1)	2,179	5,780
Depreciation and amortization	69	741
Impairment	896	-
Gain on sale (SKS) (2)	(454)	-
Gain on the sale of assets	-	(8,441)
Total operating expenses (income), net	2,747	(682)
(Loss) income from operations	(2,565)	1,252
Other expense
Interest expense	(419)	(879)
Loss on extinguishment of debt	-	(173)
Loss on inducement of debt conversions	(1,946)	-
Total other expense	(2,365)	(1,052)
(Loss) income from continuing operations	(4,930)	200
Loss from discontinued operations, net of tax	-	(64)
Net (loss) income	$(4,930)	$136

(1)	These are exclusive of depreciation and amortization
(3)	Sky Sapience (“SKS”)

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Total Revenues

For the three months ended March 31, 2023 total revenues were $0.5 million compared to $2.1 million for the three months ended March 31, 2022. The decrease of $1.6 million, or 76%, primarily consisted of decreases in our mobile network backhaul products and aerostat products and accessories due to the Company’s liquidity challenges and idling and sales of businesses.

Cost of Goods Sold and Gross Profit

For the three months ended March 31, 2023, cost of goods sold was $0.3 million compared to $1.5 million for the three months ended March 31, 2022. The decrease of $1.2 million, or 80%, is primarily due to reduced revenues. The Company sells multiple products with varying profit margins. The product mix had higher margins during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Gross profit for the three months ended March 31, 2023 was $0.2 million compared to $0.6 million for the three months ended March 31, 2022. The decrease in gross profit margin of $0.4 million, or 68%, was driven primarily by decreased revenues during the current quarter compared to the corresponding period in fiscal year 2022.

Research and Development Expense

For the three months ended March 31, 2023, research and development expense was $0.1 million compared to $1.2 million for the three months ended March 31, 2022. The decrease of $1.1 million consisted primarily of contract labor and payroll related costs due to the suspension of research and development activity as a result of liquidity challenges.

While costs have recently been reduced due to the Company’s liquidity challenges, management expects that these costs will increase modestly as liquidity improves and the Company expands resources somewhat in order to focus on revenue enhancement.

Sales and Marketing Expense

For the three months ended March 31, 2023, sales and marketing expense was $0.0 million compared to $0.1 million for the three months ended March 31, 2022. The decrease of $0.1 million primarily consisted of decreases in sales costs and cutbacks due to the Company’s liquidity challenges.

While costs have recently been reduced due to the Company’s liquidity challenges, management expects that these costs will increase modestly as liquidity improves and the Company expands resources somewhat in order to focus on revenue enhancement.

General and Administrative Expenses

For the three months ended March 31, 2023, general and administrative expense was $2.2 million compared to $5.8 million for the three months ended March 31, 2022. The decrease of $3.6 million primarily consisted of decreases in payroll and professional expenses attributable to cost reductions due to our liquidity challenges.

While costs have recently been reduced due to the Company’s liquidity challenges, management expects that these costs will increase modestly as liquidity improves and the Company expands resources somewhat in order to focus on revenue enhancement.

Depreciation and Amortization

For the three months ended March 31, 2023, depreciation and amortization was $0.1 million compared to $0.7 million for the three months ended March 31, 2022. The decrease of $0.6 million was primarily due to the sale of our Tucson Building (see Note 11 – Property and Equipment, Net) and equipment during early 2022.

Impairment Expense

For the three months ended March 31, 2023 the Company recorded impairment expense of $0.9 million in connection with the impairment of its goodwill and intangible assets (see Note 20 – Correction of an Error).

Gain on Sale of SKS

For the three months ended March 31, 2023, there was a gain of $0.5 million due to the sale of SKS comprised of a note receivable for $0.6 million and cash proceeds of $0.5 million, partially offset by net assets of $0.6 million and closing costs in connection with the sale of $0.1 million.

Gain on the Sale of Assets

For the three months ended March 31, 2022 there was a gain of $8.4 million due to the sale of our Tucson Building (see Note 13 – Leases) and equipment.

Other Expense

For the three months ended March 31, 2023, other expense was $2.4 million compared to $1.1 million for the three months ended March 31, 2022. The increase of $1.3 million primarily consisted of an increase in loss on inducement of debt conversions of $1.9 million offset by decreases in the loss on extinguishment of debt of $0.2 million and interest expense of $0.4 million.

(Loss) Income from Continuing Operations

For the three months ended March 31, 2023, we had a net loss from continuing operations of $4.9 million compared to net income from continuing operations of $0.2 million for the three months ended March 31, 2022, related to the items described above.

Loss from Discontinued Operations

For the three months ended March 31, 2023, we had a net loss from discontinued operations of $0 compared to a net loss from discontinued operations of $0.1 million for the three months ended March 31, 2022.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements. As of March 31, 2023, we had $3.1 million in cash compared to $1.9 million on December 31, 2022, an increase of $1.2 million resulting primarily from $0.6 million of cash provided by operating activities, $0.4 million of cash provided by the sale of SKS (see Note 3 – Discontinued Operations and Assets and Liabilities Held for Sale), and $0.2 million of proceeds from debt.

As of March 31, 2023, we had a working capital deficit of $16.3 million compared to a working capital deficit of $15.9 million as of December 31, 2022.

As of March 31, 2023, we had undiscounted obligations relating to the payment of indebtedness as follows:

●	$11.8 million related to indebtedness that is due during the remainder of 2023; and

●	$0.6 million related to indebtedness that is due during 2024.

Subsequent to March 31, 2023, the following developments should be noted:

●	an additional promissory note with a face value of $0.3 million was issued.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements and notes have been prepared assuming that we will continue as a going concern. At March 31, 2023, we had an accumulated deficit of $302.5 million and we had a working capital deficit of $16.3 million. These factors raise substantial doubt about our ability to continue as a going concern.

Our historical operating results, accumulated deficit and working capital, among other factors, raise substantial doubt about our ability to continue as a going concern. Based on our current cash on hand and subsequent activity as described herein, we presently only have enough cash on hand to operate on a month-to-month basis, without raising additional capital or selling assets. Because of our limited cash availability, our operations have been scaled back to the extent possible. We continue to explore opportunities with third parties and related parties to provide additional capital; however, we have not entered into any agreement to provide the necessary capital. In the near term, there will be limited opportunities to raise capital of significance until our Nasdaq compliance issues are resolved, as discussed in Nasdaq Compliance Developments herein.

We will continue to pursue the actions outlined above, as well as work towards increasing revenue and operating cash flows to meet our future liquidity requirements. However, there can be no assurance that we will be successful in any capital-raising efforts that we may undertake, and these planned actions do not alleviate the substantial doubt. If we are not able to obtain additional financing on a timely basis, we may have to delay vendor payments and/or initiate cost reductions, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue operations, liquidate assets and/or seek reorganization under the U.S. bankruptcy code. Determining the extent to which conditions or events raise substantial doubt about the Company’s ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by the Company. The Company makes assumptions that management’s plans will be effectively implemented but may not alleviate substantial doubt and its ability to continue as a going concern.

Sources and Uses of Cash

	For the Three Months
	Ended March 31,
(Amounts in thousands)	2023	2022
Cash flows provided by (used in) operating activities	$589	$(8,462)
Cash flows provided by investing activities	436	14,909
Cash flows provided by (used in) by financing activities	170	(7,587)
Net cash used in discontinued operations	-	(335)
Net increase (decrease) in cash	$1,195	$(1,475)

Operating Activities

For the three months ended March 31, 2023, net cash provided by operating activities was $0.6 million. Net cash provided by operating activities primarily consisted of net loss from continuing operations of $4.9 million, which was partially offset by adjustments for non-cash expenses of $3.1 million and net cash used to fund changes in the levels of operating assets and liabilities of $2.5 million.

For the three months ended March 31, 2022, net cash used in operating activities was $8.5 million. Net cash used in operating activities primarily consisted of the net income from continuing operations of $0.2 million, which was offset by deductions for non-cash income of $6.1 million, and net cash used to fund changes in the levels of operating assets and liabilities of $2.6 million.

Investing Activities

For the three months ended March 31, 2023, net cash provided by investing activities was $0.4 million. Investing activities consisted of proceeds from the sale of SKS of $0.4 million.

For the three months ended March 31, 2022, net cash provided by investing activities was $14.9 million. Investing activities primarily consisted of proceeds from the building sale of $15.1 million, which was partially offset by the acquisition of property and equipment of $0.2 million.

Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was $0.2 million. Financing activities consisted of proceeds of debt of $0.2 million.

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

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s significant accounting policies as set forth in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management concluded that the following material weaknesses that were first identified in 2021, continued to exist in our disclosure controls and procedures:

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

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Neither our Company nor any of our subsidiaries currently is a party to any legal proceeding that, individually or in the aggregate, is material to our Company as a whole, except as disclosed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on December 7, 2023 and as follows.

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

On or about January 10, 2023, a recruiting and staffing company obtained a default judgment against the Company in County Court, Collin County, Texas, Case No. 004-01539-2022, for $145,917 and post-judgment interest at 7%. As of March 31, 2023, the Company accrued for the full amount of the judgment. The judgment holder obtained a garnishment order against Company’s banking accounts and has received approximately $17,600 in cash through the date of this filing.

On or about May 22, 2023, a landlord filed suit against the Company in the Circuit Court, Fairfax County, Virgina, Case No. 202307755, for breach of a commercial lease. The plaintiff obtained a default judgment in the amount of approximately $130,000 which remains unpaid as of the date of this filing. As of March 31, 2023, the Company accrued for the full amount of the judgment in accrued liabilities on the condensed consolidated balance sheet.

Item 1A. Risk Factors

Readers should carefully review the risk factors included under “Item 1A. Risk Factors” of our fiscal 2022 Annual Report on Form 10-K filed with the SEC on December 7, 2023.

Our stockholders’ equity fails to meet the minimum requirement for continued listing requirements of the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market.

On December 12, 2023, the Company received written notice from Nasdaq that because the Company’s stockholders’ equity as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 was ($15,001,000), we do not meet the minimum stockholders’ equity requirement of $2,500,000 as set forth in Nasdaq Listing Rule 5550(b)(1), and do not otherwise satisfy the alternative minimum requirements for market value of listed securities ($35 million) or net income from continuing operations ($500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years), and therefore the Company’s securities are subject to delisting.

The Company previously requested and was granted a hearing before the Nasdaq Hearings Panel (the “Panel”), as well as a further stay of any suspension action by Nasdaq pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing. At the hearing, the Company intends to present its plan to regain compliance with all applicable continued listing criteria and request an extension to do so. If the Panel denies the Company’s request for continued listing or if the Company is unable to evidence compliance within any extension of time that may be granted by the Panel, Nasdaq will provide written notification that the Company’s securities will be delisted and, as such, there can be no assurance that the Company will be able to maintain the listing of its securities on Nasdaq. If we are not able to regain compliance or maintain compliance, our common stock, warrants, and 9.25% Series A Cumulative Redeemable Perpetual Preferred Stock (collectively our “securities”) will be suspended and subject to delisting from Nasdaq.

If our securities were delisted from Nasdaq, among other things, it would likely lead to a number of negative implications, including an adverse effect on the price of our securities, reduced liquidity in our securities, no market for our securities and no ability for you to sell our securities, greater difficulty in obtaining financing, potential loss of confidence by employees, loss of institutional investor interest and fewer business development opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the reporting period that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

Between January 18, 2023 and February 2, 2023, we issued to seven investors an aggregate of 280,625 shares of our common stock upon the special limited time offer to convert certain principal of outstanding senior secured convertible promissory notes at a discounted rate of 81% of the closing market price on the day the special notices were received. The weighted average conversion price was $5.71 per share and such shares were issued by us in reliance upon the exemption from registration available under Section 3(a)(9) of the Securities Act.

Item 3. Default Upon Senior Securities

(a) Defaults Upon Senior Securities

In connection with our acquisition of Fastback on January 29, 2021, we issued to the sellers $11.2 million aggregate principal amount of convertible promissory notes that mature on January 29, 2026. There is a provision in the convertible promissory notes that an event of default could be declared if the Company fails to file its requisite its securities filings timely. The Company was delinquent with its Form 10-Q filings. To date, while the convertible promissory note holders have reserved their rights, the convertible promissory notes have not been declared in default, and the Company has a plan to regain compliance with such filings. Upon the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, the Company will be compliant with the filing requirement. No adverse actions have been taken against the Company and we expect none insofar as filing compliance is regained. During January 2023, pursuant to a limited time offer, certain Fastback convertible promissory note holders agreed to amend their notes and convert an aggregate of $1.3 million principal of their notes and $0.3 million of accrued interest into 280,625 shares of the Company’s common stock.

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

The amended note bears interest at the rate of 6% per annum from the date of funding and matures on May 27, 2023. We were required to make monthly interest and principal payments in 18 equal monthly installments of $611,000 each, commencing in November 2021. We had the right to make interest and principal payments in the form of shares of common stock, which shares will be valued at 90% of the average of the five lowest daily volume weighted average price per share of the common stock during the ten trading days immediately preceding the date of issuance of such shares of common stock. On or about April 15, 2022, this note went into default because the Company failed to timely file its Annual Report on Form 10-K. Pursuant to the terms of that note, a mandatory default amount of five percent (5%) of the outstanding principal amount was added to the principal amount. Additionally, the holder was able to demand, from time to time, repayment in the form of shares of common stock, which shares will be valued at 80% of the average of the three lowest daily volume weighted average price per share of the common stock during the twenty trading days immediately preceding the date of issuance of a notice of conversion. As of the date of this filing, this note had a remaining combined principal and interest balance of approximately $77,000.

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

The note bears interest at the rate of 6% per annum from the date of funding and matures on August 25, 2023. We were required to make monthly interest and principal payments in 18 equal monthly installments of $322,000 each, commencing in November 2021. So long as shares of our common stock are registered for resale under the Securities Act of 1933, as amended, or may be sold without restriction on the number of shares or manner of sale, we had the right to make interest and principal payments in the form of additional shares of common stock, which shares would be valued at 90% of the average of the five lowest daily volume weighted average price per share of the common stock during the ten trading days immediately preceding the date of issuance of such shares of common stock. On or about April 15, 2022, this note went into default because the Company failed to timely file its Annual Report on Form 10-K. Pursuant to the terms of that note, a mandatory default amount of five percent (5%) of the outstanding principal amount was added to the principal amount. Additionally, the holder was able to demand, from time to time, repayment in the form of shares of common stock, which shares will be valued at 80% of the average of the three lowest daily volume weighted average price per share of the common stock during the twenty trading days immediately preceding the date of issuance of a notice of conversion. As of the date of this filing, this note had a remaining combined principal and interest balance of approximately $185,000.

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

On or about May 25, 2022, the Company announced that it had suspended the payment on the Series A Preferred Stock to preserve cash. Since June 20, 2022, dividends on the Series A Preferred Stock are accruing at the rate of approximately $61,664 per month. The total arrearage on the date of filing for the accrued dividends is approximately $1,171,616.

Holders of the Series A Preferred Stock generally have no voting rights, except for limited voting rights, including if the Company fails to pay dividends on the Series A Preferred Stock for 18 or more monthly periods (whether or not consecutive). On November 18, 2023, we reached 18 monthly periods of dividend arrears. Therefore, the holders of shares of the Series A Preferred Stock will be entitled to vote at either (i) a special meeting called upon the written request of the holders of at least 25% of the Series A Preferred Stock or (ii) at our next annual meeting and each subsequent annual or special meeting of stockholders for the election of two additional directors to serve on our board of directors until all unpaid dividends with respect to the Series A Preferred Stock have been paid.

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

COMSovereign Holding Corp.

Date: January 9, 2024	/s/ David A. Knight
David A. Knight
Chief Executive Officer
(Principal Executive Officer)

Date: January 9, 2024	/s/ David A. Knight
David A. Knight
Acting Principal Financial and Accounting Officer