Form 10-Q
period 2023-06-30
COMSovereign Holding Corp.
filed 2024-01-09
CIK 1178727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

i

PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amounts in thousands, except share and per share data)	2023	2022
	(unaudited)
Assets
Current assets:
Cash	$2,399	$1,868
Accounts receivable, net	333	1,126
Inventory, net	3,807	3,966
Prepaid expenses	3,445	3,571
Note and obligation receivable - current	1,300	650
Other current assets	137	150
Assets held for sale - current	-	651
Total current assets	11,421	11,982
Property and equipment, net	304	377
Operating lease right-of-use assets	90	97
Intangible assets, net	1,166	1,428
Goodwill	6,612	7,310
Note and obligation receivable - long-term	1,300	1,350
Assets held for sale - long-term	-	2,374
Total assets	$20,893	$24,918

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$4,054	$3,656
Accrued interest	995	477
Accrued liabilities	3,794	3,006
Accrued payroll	2,347	1,758
Contract liabilities - current	1,469	3,232
Accrued warranty liability - current	494	488
Operating lease liabilities - current	1,600	1,321
Note payable - related party	100	100
Debt - current, net of unamortized discounts and debt issuance costs	11,813	11,536
Liabilities held for sale - current	-	2,342
Total current liabilities	26,666	27,916
Debt - long-term	550	1,895
Contract liabilities - long-term	54	152
Operating lease liabilities - long-term	9,527	9,816
Liabilities held for sale - long-term	-	140
Total liabilities	36,797	39,919

Commitments and contingencies (Note 17)
Stockholders’ Deficiency
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; Series A Cumulative Redeemable Perpetual Preferred Stock, 690,000 shares designated, 320,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized; 2,695,571 and 2,381,136 shares issued and 2,695,238 and 2,380,803 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	285,971	282,582
Treasury stock, at cost, 333 shares as of June 30, 2023 and December 31, 2022	(50)	(50)
Accumulated deficit	(301,848)	(297,556)
Accumulated other comprehensive income	23	23
Total Stockholders’ Deficiency	(15,904)	(15,001)
Total Liabilities and Stockholders’ Deficiency	$20,893	$24,918

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except share and per share data)	2023	2022	2023	2022

Revenue	$3,496	$2,088	$3,979	$4,141
Cost of goods sold	809	2,981	1,110	4,464
Gross profit (loss)	2,687	(893)	2,869	(323)
Operating expenses
Research and development (1)	49	536	106	1,708
Sales and marketing (1)	-	12	-	78
General and administrative (1)	1,486	5,396	3,665	11,176
Depreciation and amortization	68	262	137	1,003
Impairment	-	15,775	896	15,775
Loss (gain) on sales (ID, DWXC, SKS) (2)	-	2,564	(454)	2,564
Loss on lease abandonment	-	11,329	-	11,329
Gain on the sale of assets	-	-	-	(8,441)
Total operating expenses, net	1,603	35,873	4,350	35,191
Income (loss) from operations	1,084	(36,766)	(1,481)	(35,514)
Other expense
Interest expense	(404)	(1,348)	(823)	(2,227)
Other expense	(42)	-	(42)	-
Loss on extinguishment of debt	-	(445)	-	(618)
Loss on inducement of debt conversions	-	-	(1,946)	-
Foreign currency transaction loss	-	(1)	-	(1)
Total other expense	(446)	(1,794)	(2,811)	(2,846)
Income (loss) from continuing operations	638	(38,560)	(4,292)	(38,360)
Income from discontinued operations, net of tax	-	811	-	747
Net income (loss)	638	(37,749)	(4,292)	(37,613)
Dividend on preferred stock	(185)	(185)	(370)	(308)
Net income (loss) attributable to common stockholders	$453	$(37,934)	$(4,662)	$(37,921)
Net income (loss) per share
- Basic and diluted from continuing operations	$0.17	$(0.45)	$(1.76)	$(0.46)
- Basic and diluted from discontinued operations	$-	$0.01	$-	$0.01

Weighted average number of common shares outstanding
- Basic and diluted	2,693,971	861,264	2,643,236	848,467

(1)	These are exclusive of depreciation and amortization
(2)	Innovation Digital (“ID”) and DragonWave-X Canada (“DWXC”) were sold in 2022. Sky Sapience (“SKS”) was sold in 2023.

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(unaudited)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
						Accumulated
					Additional	Other				Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders’
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Deficiency
Balance - January 1, 2023	320,000	$-	2,381,136	$-	$282,582	$23	333	$(50)	$(297,556)	$(15,001)
Issuance of common stock for conversion of debt	-	-	280,625	-	3,547	-	-	-	-	3,547
Round ups pursuant to the reverse split	-	-	21,810	-	-	-	-	-	-	-
Preferred dividend	-	-	-	-	(185)	-	-	-	-	(185)
Share-based compensation	-	-	-	-	132	-	-	-	-	132
Net loss	-	-	-	-	-	-	-	-	(4,930)	(4,930)
Balance - March 31, 2023	320,000	-	2,683,571	-	286,076	23	333	(50)	(302,486)	(16,437)
Issuance of common stock for the debt placement agent	-	-	12,000	-	28	-	-	-	-	28
Preferred dividend	-	-	-	-	(185)	-	-	-	-	(185)
Share-based compensation	-	-	-	-	52	-	-	-	-	52
Net income	-	-	-	-	-	-	-	-	638	638
Balance - June 30, 2023	320,000	$-	2,695,571	$-	$285,971	$23	333	$(50)	$(301,848)	$(15,904)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
						Accumulated
					Additional	Other				Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Treasury Stock		Accumulated	Stockholders’
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income	Shares	Amount	Deficit	Equity
Balance - January 1, 2022	320,000	$-	819,851	$-	$266,021	$23	333	$(50)	$(217,843)	$48,151
Issuance of common stock for conversion of debt	-	-	15,761	-	1,150	-	-	-	-	1,150
Issuance of common stock for exercise of options	-	-	2,098	-	31	-	-	-	-	31
Preferred dividend	-	-	-	-	(123)	-	-	-	-	(123)
Share-based compensation	-	-	-	-	535	-	-	-	-	535
Net income	-	-	-	-	-	-	-	-	136	136
Balance - March 31, 2022	320,000	-	837,710	-	267,614	23	333	(50)	(217,707)	49,880
Issuance of common stock for conversion of debt	-	-	65,423	-	2,156	-	-	-	-	2,156
Issuance of common stock for the debt placement agent	-	-	2,400	-	81	-	-	-	-	81
Preferred dividend	-	-	-	-	(185)	-	-	-	-	(185)
Share-based compensation	-	-	-	-	410	-	-	-	-	410
Net loss	-	-	-	-	-	-	-	-	(37,749)	(37,749)
Balance - June 30, 2022	320,000	$-	905,533	$-	$270,076	$23	333	$(50)	$(255,456)	$14,593

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
(Amounts in thousands, except share data)	2023	2022

Cash Flows From Operating Activities:
Net loss	$(4,292)	$(37,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations, net of tax	-	(747)
Depreciation	73	632
Amortization	64	371
Impairment	896	15,775
Non-cash rent expense	900	241
Bad debt expense	-	51
(Gain) loss on sales (ID, DWXC, SKS) (1)	(454)	2,604
Loss on lease abandonment	-	11,329
Gain on the sale of assets	-	(8,441)
Share-based compensation	184	945
Amortization of debt discounts	7	1,289
Default interest charge	-	376
Loss on extinguishment of debt	-	618
Loss on inducement of debt conversions	1,946	-
Changes in operating assets and liabilities:
Accounts receivable, net	793	(702)
Inventory, net	159	3,056
Prepaid expenses	126	(378)
Other assets	156	316
Note receivable	-	(2,000)
Accounts payable	324	94
Accrued interest	836	173
Accrued liabilities	382	382
Contract liabilities	(1,861)	1,281
Operating lease liabilities	(903)	(1,386)
Related party notes	-	(206)
Other current liabilities	589	856
Total Adjustments	4,217	26,529
Net Cash Used In Operating Activities	(75)	(11,084)
Cash Flows From Investing Activities:
Proceeds from sale of SKS (1)	436	-
Proceeds from building sale, net of transaction costs	-	15,102
Purchases of property and equipment	-	(167)
Net Cash Provided By Investing Activities	436	14,935
Cash Flows From Financing Activities:
Proceeds from issuance of related party note	-	100
Proceeds from issuance of debt	170	500
Preferred stock dividend	-	(246)
Debt issuance costs	-	31
Repayment of debt	-	(7,580)
Net Cash Provided By (Used In) Financing Activities	170	(7,195)
Cash Flows Provided by Discontinued Operations	-	1,632
Net Increase (Decrease) In Cash	531	(1,712)
Cash - Beginning of Period	1,868	1,873
Cash - End of Period	$2,399	$161

(1)	Innovation Digital (“ID”) and DragonWave-X Canada (“DWXC”) were sold in 2022. Sky Sapience (“SKS”) was sold in 2023 and the proceeds shown are net of cash sold of $35,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Six Months Ended
	June 30,
(Amounts in thousands, except share data)	2023	2022

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$76	$107
Non-cash investing and financing activities:
Issuance of common stock for debt placement agent	$28	$81
Accrual of preferred dividends not paid yet	$370	$62
Reclassification of assets and liabilities held for sale	$543	$-
Conversion of interest and penalty fees into debt	$100	$-
Issuance of common stock for conversions of debt and interest	$3,547	$3,306
Recognition of operating lease right-of-use asset and liability	$25	$10,052
Prepaid deposits transferred to inventory	$-	$2,445

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies as of and for the three and six months ended June 30, 2023, as compared to the significant accounting policies described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022.

Basis of Presentation

The accompanying financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations and financial position for the three and six months ended June 30, 2023 and cash flows for the six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. The amounts reported in the unaudited condensed consolidated financial statements, and the tables in the notes hereto, of the Quarterly Report on Form 10-Q as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, are presented in United States dollars and are rounded in thousands with the exception of share and per share data. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2022 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on December 7, 2023.

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

Correction of an Error

See Note 20 - Correction of an Error.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022, include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. As of June 30, 2023, the Company determined that it was not more likely than not that the reporting unit’s fair value was below its carrying amount due to a decline in the Company’s market capitalization. Accordingly, it was not necessary to perform impairment testing as of June 30, 2023. However, please see Note 20 – Correction of an Error for details related to the recognition of additional 2022 impairment expense.

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

Discontinued Operations

On June 21, 2022, the Company completed the sale of its Sovereign Plastics business unit to TheLandersCompanies LLC for total consideration of $2.0 million in a secured note with interest of 5% and a maturity date of May 31, 2025. The results of Sovereign Plastics are reflected in the accompanying statements of operations for the three and six months ended June 30, 2022 as income from discontinued operations, net of tax (see Note 3 – Discontinued Operations and Assets and Liabilities Held for Sale for additional information).

Assets and Liabilities Held for Sale

On March 20, 2023, the Company completed the sale of its Sky Sapience business unit to Titan Innovations Ltd. for total consideration of $1.8 million. Accordingly, assets and liabilities of Sky Sapience are reflected in the accompanying condensed consolidated balance sheet as “Assets held for sale” and “Liabilities held for sale”, respectively, as of December 31, 2022 (see Note 3 –Discontinued Operations and Assets and Liabilities Held for Sale for additional information).

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities to any of its currently eligible financial assets or liabilities. The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of June 30, 2023 and December 31, 2022 approximated their fair value due to their short-term nature.

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

On June 21, 2022, the Company completed the sale of its Sovereign Plastics business unit to TheLandersCompanies LLC for total consideration of $2.0 million in a secured note with interest of 5% and a maturity date of May 31, 2025. As a result of the sale, in the second quarter of 2022, the Company recognized a $1.1 million gain on the sale of Sovereign Plastics which was included in “Income from discontinued operations, net of tax” in the accompanying consolidated statements of operations and comprehensive loss for the period ended June 30, 2022. See Note 12 – Note and Obligation Receivable for additional information.

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

JUNE 30, 2023

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

The accompanying condensed consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2023, the Company had cash flows used in operations of $0.1 million and had an accumulated deficit of $301.8 million and a working capital deficit of $15.2 million. These factors raise substantial doubt about our ability to continue as a going concern.

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 5 REVENUE

Revenue by type consisted of the following for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2023	2022	2023	2022
Telecom hardware	$334	$1,823	$541	$3,112
Drones	3,153	-	3,396	353
Support & maintenance	9	43	40	83
Consulting	-	160	-	217
Optic repairs	-	62	-	376
Software	-	-	2	-
Total revenue	$3,496	$2,088	$3,979	$4,141

The following table is a summary of the Company’s timing of revenue recognition for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2023	2022	2023	2022
Timing of revenue recognition:
Services and products transferred at a point in time	$3,468	$2,037	$3,919	$3,992
Services and products transferred over time	28	51	60	149
Total revenue	$3,496	$2,088	$3,979	$4,141

The Company disaggregates revenue by source and geographic destination to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by source consisted of the following for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2023	2022	2023	2022
Revenue by products and services:
Products	$3,468	$2,037	$3,919	$3,992
Services	28	51	60	149
Total revenue	$3,496	$2,088	$3,979	$4,141

Revenue by geographic destination consisted of the following for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2023	2022	2023	2022
Revenue by geography:
North America	$3,496	$1,944	$3,978	$3,493
International	-	144	1	648
Total revenue	$3,496	$2,088	$3,979	$4,141

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Contract Balances

The Company records contract assets when it has a right to consideration and records accounts receivable when it has an unconditional right to consideration. Contract liabilities consist of cash payments received (or unconditional rights to receive cash) in advance of fulfilling performance obligations. As of June 30, 2023 and December 31, 2022, the Company did not have a material contract assets balance.

The following table is a summary of the Company’s opening and closing balances of contract liabilities related to contracts with customers.

(Amounts in thousands)	Total
Balance at December 31, 2022	$3,384
New invoices not yet earned	9
Revenue earned	(1,870)
Balance at June 30, 2023	$1,523

Of the $3.4 million contract balance as of December 31, 2022, $1.9 million was recognized as revenue during the six months ended June 30, 2023, resulting in the remaining contract balance of $1.5 million, which will be recognized as revenue when the Company meets the performance obligation, the timing of which is uncertain at this time.

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

The following weighted-average potential common shares were excluded from the diluted loss per common share as their effect was anti-dilutive as of June 30, 2023 and 2022, respectively:

	June 30,
	2023	2022
Options	24,954	63,341
Warrants	115,899	128,149
Convertible notes(1)	217,530	45,668
	358,383	237,158

(1)	The potentially dilutive shares associated with convertible notes were calculated based on the conditions as of the calculation date.

NOTE 7 CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash is represented by operating accounts or money market accounts maintained with insured financial institutions, including cash equivalents, defined as all short-term, highly-liquid investments with maturities of three months or less when purchased. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022, respectively. During the year ended December 31, 2022, $195,000 of restricted cash was released upon the sale of a building (see Note 11 – Property and Equipment, Net for additional information related to the sale of the building). The remaining $47,000 was released upon the abandonment of overseas equipment leases and $35,000 was transferred in the sale of Sky Sapience.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 8 ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(Amounts in thousands)	2023	2022
Accounts receivable	$1,574	$2,372
Less: allowance for doubtful accounts	(1,241)	(1,246)
Total accounts receivable, net	$333	$1,126

The Company had no bad debt expense during the three and six months ended June 30, 2023, compared to $2 thousand and $49 thousand for the three and six months ended June 30, 2022, respectively.

NOTE 9 INVENTORY, NET

Inventory consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(Amounts in thousands)	2023	2022
Raw materials	$3,577	$3,685
Work in progress	729	560
Finished goods	260	480
Total inventory	4,566	4,725
Reserve	(759)	(759)
Total inventory, net	$3,807	$3,966

NOTE 10 PREPAID EXPENSES

Prepaid expenses consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(Amounts in thousands)	2023	2022
Prepaid products and services	$3,431	$3,557
Prepaid rent and security deposit	14	14
Total prepaid expenses	$3,445	$3,571

Prepaids and deferred expenses include cash paid in advance for rent and security deposits, inventory and other. As of June 30, 2023 and December 31, 2022, prepaid products and services were comprised of deposits for radio inventory of $2.9 million.

NOTE 11 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(Amounts in thousands)	2023	2022
Shop machinery and equipment	$672	$672
Computers and electronics	766	766
Office furniture and fixtures	68	68
Leasehold improvements	41	41
Total property and equipment	1,547	1,547
Less: accumulated depreciation	(1,243)	(1,170)
Total property and equipment, net	$304	$377

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

For the six months ended June 30, 2023 and 2022, the Company had $0.0 million and $0.2 million, respectively, in investments in capital expenditures.

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

The Company recognized $0.0 million and $0.1 million, respectively, of depreciation expense for the three and six months ended June 30, 2023, compared to $0.1 million and $0.6 million, respectively, for the three and six months ended June 30, 2022.

NOTE 12 NOTE AND OBLIGATION RECEIVABLE

On June 21, 2022, the Company completed the sale of its Sovereign Plastics business unit to TheLandersCompanies LLC for total consideration of $2.0 million in a secured note with interest of 5% and a maturity date of May 31, 2025. The payment schedule of the note is as follows: $0.65 million was due on May 31, 2023, $0.65 million is due on May 31, 2024, and $0.70 million is due on May 31, 2025. While management remains confident of collection, the payment due on May 31, 2023 hasn’t been collected to date. As of June 30, 2023, the note receivable of $2.0 million and accrued interest in aggregate of $0.1 million is included on the condensed consolidated balance sheet.

On March 20, 2023, the Company completed the sale of its Sky Sapience business unit to Titan Innovations Ltd. The consideration included a $0.6 million obligation receivable, which is due March 20, 2025.

See Note 3 – Discontinued Operations and Assets and Liabilities Held for Sale for more information on the sales of Sovereign Plastics and Sky Sapience.

NOTE 13 LEASES

Operating Leases

The Company has operating leases for office, manufacturing and warehouse space, along with office equipment. Balances as of June 30, 2023 and December 31, 2022 for operating leases were as follows:

	June 30,	December 31,
(Amounts in thousands)	2023	2022
Operating lease ROU assets	$90	$97
Operating lease liability	$11,127	$11,137

Other information related to the Company’s operating leases are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2023	2022	2023	2022
Operating lease cost	$488	$535	$976	$1,088
Short-term lease cost	$31	$19	$31	$28

Right-of-use assets obtained in exchange for lease obligations Operating leases	$25	$-	$25	$10,052

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$437	$24	$900	$517

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The following table presents the weighted-average remaining lease term and weighted average discount rates related to the Company’s operating leases as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Weighted average remaining lease term (years)	7.54	7.90
Weighted average discount rate	5.50%	5.52%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2023:

Operating
(Amounts in thousands)	Leases
2023	$911
2024	1,720
2025	1,625
2026	1,386
2027	1,424
Thereafter	6,862
Total minimum lease payments	13,928
Less: effect of discounting	(2,801)
Present value of future minimum lease payments	11,127
Less: current obligations under leases	(1,600)
Long-term lease obligations	$9,527

NOTE 14 DEBT

Debt consisted of the following as of June 30, 2023 and December 31, 2022:

			June 30, 2023		December 31, 2022
(Amounts in thousands)	Note Reference	Maturity Date	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
Secured Notes Payable
Secured senior convertible note payable	A	5/27/23	$51	6.0%	$51	6.0%
Secured senior convertible note payable	B	8/25/23	59	6.0%	59	6.0%
Secured note payable	C	10/25/23	368	6.0%	368	6.0%
Secured note payable	D	11/8/23	263	6.0%	263	6.0%
Secured note payable	E	11/26/21	875	15.0%	775	15.0%
Secured note payable	F	7/29/24	550	8.0%	550	8.0%
Secured note payable	G	6/30/23	50	-	50	-
SBA loan	H	5/15/50	150	3.8%	150	3.8%
Total secured notes payable			2,366		2,266

Unsecured Notes Payable
Note payable - related party	I	12/31/23	100	5.5%	100	3.0%
Note payable	J	7/29/23	26	15.0%	26	15.0%
Note payable	K	7/30/23	90	8.0%	-	-
Note payable	L	8/1/23	80	8.0%	-	-
Total notes payable			296		126

Unsecured Convertible Notes Payable
Convertible note payable	M	1/29/26	9,805	15.0%	11,150	3.3%
Total convertible notes payable			9,805		11,150

Total debt			12,467		13,542
Less: unamortized discounts and debt issuance costs			(4)		(11)
Total long-term debt, less discounts and debt issuance costs			12,463		13,531
Less: current portion of debt			(11,913)		(11,636)
Long-term portion of debt			$550		$1,895

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Debt activity during the six months ended June 30, 2023 included the following:

For Note E, $100,000 of penalties and interest were capitalized into principal during the six months ended June 30, 2023 as a result of annual compounding.

For Note F, on March 14, 2023, the Company amended Note F to extend the maturity date to July 29, 2024 with an interest rate of 8% and the ability to convert principal and interest into shares of the Company’s common stock at a 10% discount to the closing price on which the conversion is elected effective September 15, 2023. In addition, the note became secured with a second priority security interest on the assets of its Lighter Than Air Systems Corp. (d/b/a Drone Aviation Corp) business and agreed to extend the term of the advisory agreement pursuant to the original note for an additional two years and issue an additional 12,000 shares of the Company’s common stock per year while the note is outstanding. On April 13, 2023, the Company issued 12,000 shares of the Company’s common stock with a grant date value of $28,080 to the advisor pursuant to the terms of the advisory agreement as consideration for their services.

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

For Note M, on May 24, 2022, the Company received notice from counsel for holders of $11.2 million of convertible promissory notes issued in connection with the acquisition of FastBack that the Company had failed to file its Annual Report on Form 10-K in a timely manner, as required by the terms of the convertible promissory notes. While the note holders have the right to accelerate the maturity of the principal, the notice simply indicated that the holders were reserving their rights. On January 20, 2023, the Company paid cash for interest in the amount of $75,985. In addition, during January 2023, pursuant to a limited time offer, certain note holders agreed to amend their note and convert an aggregate of $1.3 million principal of their notes and $0.3 million of accrued interest into 280,625 shares of the Company’s common stock pursuant to a limited time offer for conversions at a discounted rate of 81% of the closing market price of the Company’s common stock on the day special conversion notices were received. As a result of the conversions, which were recorded using inducement accounting, the Company recognized a $1.9 million loss on inducement of debt conversions, which is included in income from continuing operations in the income statement, which represents the fair value of the 280,625 shares of common stock issued pursuant to the limited time offer, less the fair value of the 3,068 shares of common stock that would have been issuable pursuant to the original terms of the convertible notes. Interest is being accrued at the 15.0% default rate during 2023.

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

Future maturities contractually required by the Company under long-term debt obligations are as follows as of June 30, 2023:

(Amounts in thousands)	Total
2023	$11,917
2024	550
2025	-
2026	-
2027	-
Thereafter	-
Total	$12,467

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 15 STOCKHOLDERS’ EQUITY

Reverse Stock Split

Effective February 10, 2023, the Company enacted a 1-for-100 reverse stock split (the “2023 Split”) of the Company’s common stock. These consolidated financial statements and accompanying notes give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

Dividends

During the three and six months ended June 30, 2023, the Company recorded $184,992 and $369,984, respectively, of dividends paid or payable to the holders of the 9.25% Series A Preferred Stock, compared to $184,992 and $308,320 for the three and six months ended June 30, 2022.

On or about May 25, 2022, the Company announced that it had suspended the payment of dividends on the Series A Preferred Stock to preserve cash. Since June 20, 2022, dividends on the Series A Preferred Stock are accruing at the rate of approximately $61,664 per month. The total arrearage on the date of filing for the accrued dividends is approximately $1,171,616.

Common Stock

During the six months ended June 30, 2023, the Company issued an aggregate of 280,625 shares of common stock for conversions of debt and interest (see Note 14 – Debt for additional information), issued 21,810 shares of common stock upon the round-up of common shares pursuant to the 1-for-100 reverse stock split effective February 10, 2023 and issued 12,000 shares of common stock to a debt placement agent with a grant date value of $28,080 as consideration for services.

During the six months ended June 30, 2022, the Company issued an aggregate of 81,184 shares of common stock with a fair value of $3.3 million for conversions of debt and interest, issued 2,098 shares of common stock for gross proceeds of $31,000 upon the exercise of options, and issued 2,400 shares of common stock to a debt placement agent as consideration for services with a grant date value of $81,000.

NOTE 16 SHARE-BASED COMPENSATION

Restricted Stock Awards

A summary of the restricted stock unit (“RSA”) activity during the six months ended June 30, 2023 is presented below:

Weighted-
Average
	Number of	Grant Date Value
	RSA’s	Per Share
RSA’s non-vested - January 1, 2023	333	$450
Granted	-	-
Forfeited	-	-
Vested	(333)	450
RSA’s non-vested - June 30, 2023	-	$-

During the three and six months ended June 30, 2023, the Company recognized $0 and $12,502 of share-based compensation expense associated with restricted stock awards, respectively. During the three and six months ended June 30, 2022, the Company recognized $78,496 and $156,996, respectively, of share-based compensation expense associated with restricted stock awards. Compensation expense related to restricted stock awards is recorded in general and administrative expense in the condensed consolidated statement of operations. As of June 30, 2023, there was no unrecognized stock-based compensation expense related to restricted stock awards.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Stock Options

There were no stock options issued during the six months ended June 30, 2023 and 2022.

The following table presents stock option activity for the six months ended June 30, 2023:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Life in Years	Value
Outstanding - December 31, 2022	26,554	$223
Exercised	-	-
Cancelled or Expired	(1,600)	291
Outstanding - June 30, 2023	24,954	$219	2.29	$-
Exercisable - June 30, 2023	22,788	$214	2.24	$-

The following table presents information related to stock options as of June 30, 2023:

Options Outstanding		Options Exercisable
		Weighted
Exercise	Outstanding	Average	Exercisable
Price	Number of	Remaining Life	Number of
Per Share	Options	In Years	Options
$0.01 - $50.00	-	-	-
$50.01 - $100.00	5,688	2.02	5,688
$100.01 - $150.00	-	-	-
$150.01 - $200.00	2,900	0.50	2,900
$200.01 - $250.00	-	-	-
$250.01 - $300.00	16,033	2.70	13,867
$300.01 - $350.00	333	2.02	333
	24,954	2.24	22,788

The Company recognized $52,236 and $172,227 of share-based compensation expense related to options for the three and six months ended June 30, 2023, respectively, compared to $321,248 and $777,852 for the three and six months ended June 30, 2022, respectively. Compensation expense related to stock options is recorded in general and administrative expense in the condensed consolidated statement of operations. At June 30, 2023, the Company had $165,529 of unrecognized compensation expense related to options, which will be recognized over the weighted average remaining vesting period of 0.8 years.

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

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

By notice dated July 14, 2022, the Company received notice from a distributor that has a distribution agreement with InduraPower claiming that InduraPower, and the Company as guarantor, has breached the distribution agreement, and are claiming approximately $2.0 million in damages, which includes a claim for $0.5 million of foregone profit. The Company had received $1.3 million in cash as a deposit against future product deliveries which is included in contract liabilities – current. In addition, the Company fully accrued the remaining claim of $0.7 million in accrued liabilities in the condensed consolidated balance sheet as of June 30, 2023.

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

On or about November 14, 2022, an intellectual property law firm filed suit against the Company in the United States District Court for the Southern District of California, San Diego. The plaintiff alleges that they performed work for the Company and its subsidiaries subsequent to September 30, 2022 and are owed approximately $75,000, which was fully accrued as of June 30, 2023.

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

On or about January 10, 2023, a recruiting and staffing company obtained a default judgment against the Company in County Court, Collin County, Texas, Case No. 004-01539-2022, for $145,917 and post-judgment interest at 7%. As of June 30, 2023, the Company accrued for the full amount of the judgment. The judgment holder obtained a garnishment order against the Company’s banking accounts and has received approximately $17,600 in cash through the date of this filing.

On or about May 22, 2023, a landlord filed suit against the Company in the Circuit Court, Fairfax County, Virgina, Case No. 202307755, for breach of a commercial lease. The plaintiff obtained a default judgment in the amount of approximately $130,000 which remains unpaid as of the date of this filing. As of June 30, 2023, the Company accrued for the full amount of the judgment in accrued liabilities on the condensed consolidated balance sheet.

See Note 21 – Subsequent Events – Litigation, Claims and Contingencies Developments for post-June 30, 2023 developments.

NOTE 18 CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral related to its trade accounts receivable. At June 30, 2023, accounts receivable, net, from three customers comprised an aggregate of approximately 72% of the Company’s total trade accounts receivable, and none of these balances were characterized as uncollectible.

In addition, for the three months ended June 30, 2023, revenue from one customer individually exceeded 10% of revenue and comprised approximately 90% of the Company’s total revenue, compared to three customers that comprised approximately 41% of the Company’s total revenue for the three months ended June 30, 2022. For the six months ended June 30, 2023, revenue from one customers individually exceeded 10% of revenue and comprised approximately 84% of the Company’s total revenue compared to one customer that comprised approximately 11% of the Company’s total revenue during the six months ended June 30, 2022. At June 30, 2023 and 2022, no account payables from vendors accounted for 10% or more of the Company’s total expenses.

COMSOVEREIGN HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

JUNE 30, 2023

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

Because the correction of these errors was not deemed to be material to the results for the year ended December 31, 2022, and the errors are not expected to be material to the year ended December 31, 2023, to correct these errors, the Company recorded the corrections as out-of-period adjustments in the three-month period ended March 31, 2023. See the table below for the details of the corrections:

	For the Six Months Ended
Condensed Consolidated Statements of Operations:	June 30, 2023
(Amounts in thousands)	Before Adjustment	Adjustment	As Reported
Impairment	$-	$896	$896
Net loss from continuing operations	$(3,396)	$(896)	$(4,292)
Net loss from continuing operations – basic and diluted per share	$(1.42)	$(0.34)	$(1.76)

NOTE 21 SUBSEQUENT EVENTS

Debt and Equity Developments

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

Nasdaq Compliance Developments

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

Growth and percentage comparisons made herein generally refer to the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, unless otherwise indicated.

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

During the three and six months ended June 30, 2023, approximately 0% of our revenues were derived from sales outside of the United States. During the three and six months ended June 30, 2022, approximately 7% and 16%, respectively, of our revenues were derived from sales outside of the United States. While our near-term focus is on the North American telecom and infrastructure and service market, a key element of our growth strategy is to expand our worldwide customer base and our international operations, initially through agreements with third-party resellers, distributors and other partners that can market and sell our products in foreign jurisdictions. We expect that over the short term our percentage of sales outside the United States may increase as we build up our domestic sales and service teams. Notwithstanding such percentage increase, we expect the sales of tethered aerostats and drones will primarily be to the domestic market customers, primarily to the U.S. government and its agencies, even if such systems are for integration into foreign locations.

Cost of Goods Sold and Gross (Loss) Profit

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

General and Administrative

In addition to personnel costs, general and administrative expenses consist of professional fees, such as legal, audit, accounting, information technology and consulting fees, share-based compensation, and facilities and other supporting overhead costs.

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

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2023	2022	2023	2022

Revenue	$3,496	$2,088	$3,979	$4,141
Cost of goods sold	809	2,981	1,110	4,464
Gross profit (loss)	2,687	(893)	2,869	(323)
Operating expenses
Research and development (1)	49	536	106	1,708
Sales and marketing (1)	-	12	-	78
General and administrative (1)	1,486	5,396	3,665	11,176
Depreciation and amortization	68	262	137	1,003
Impairment	-	15,775	896	15,775
Loss (gain) on sales (ID, DWXC, SKS) (2)	-	2,564	(454)	2,564
Loss on lease abandonment	-	11,329	-	11,329
Gain on the sale of assets	-	-	-	(8,441)
Total operating expenses, net	1,603	35,873	4,350	35,191
Income (loss) from operations	1,084	(36,766)	(1,481)	(35,514)
Other expense
Interest expense	(404)	(1,348)	(823)	(2,227)
Other expense	(42)	-	(42)	-
Loss on extinguishment of debt	-	(445)	-	(618)
Loss on inducement of debt conversions	-	-	(1,946)	-
Foreign currency transaction loss	-	(1)	-	(1)
Total other expense	(446)	(1,794)	(2,811)	(2,846)
Income (loss) from continuing operations	638	(38,560)	(4,292)	(38,360)
Income from discontinued operations, net of tax	-	811	-	747
Net income (loss)	$638	$(37,749)	$(4,292)	$(37,613)

(1)	These are exclusive of depreciation and amortization

(3)	Innovation Digital (“ID”) and DragonWave-X Canada (“DWXC”) were sold in 2022. Sky Sapience ("SKS") was sold in 2023.

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

Total Revenues

For the three months ended June 30, 2023, total revenues were $3.5 million compared to $2.1 million for the three months ended June 30, 2022. The increase of $1.4 million, or 67%, is primarily attributable to increased sales of our aerostat products and accessories, partially offset by the Company’s liquidity challenges and idling and sale of businesses which drove revenues down as compared to the prior period, in addition to a one-time sale of inventory at a loss in the prior period.

For the six months ended June 30, 2023, total revenues were $4.0 million compared to $4.1 million for the six months ended June 30, 2022. The decrease of $0.1 million, or 4%, primarily consisted of increased sales of mobile network backhaul products and our aerostat products and accessories in the current period compared to a one-time sale of inventory at a loss in the prior period.

Cost of Goods Sold and Gross Profit (Loss)

For the three months ended June 30, 2023, cost of goods sold was $0.8 million compared to $3.0 million for the three months ended June 30, 2022. The decrease of $2.2 million, or 73%, was primarily attributable to the Company’s liquidity challenges and idling and/or sale of businesses which drove revenues and cost of goods sold down compared to the prior period, in addition to a one-time sale of inventory at a loss in the prior period. The Company sells multiple products with varying profit margins. The product mix had higher margins during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

For the six months ended June 30, 2023, cost of goods sold were $1.1 million compared to $4.5 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, the decrease of $3.4 million, or 75%, primarily consisted of the one-time sale of inventory at a loss in 2022 and increases in purchase price variances for the production of our mobile network backhaul products and the materials, parts, and labor associated with our other manufacturing activities in the prior period. The Company sells multiple products with varying profit margins. The product mix had higher margins during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Gross profit (loss) for the three months ended June 30, 2023 was $2.7 million compared to $(0.9) million for the three months ended June 30, 2022. The improved gross profit was driven primarily by the one-time sale of inventory at a loss in the prior period.

Gross profit (loss) for the six months ended June 30, 2023 was $2.9 million compared to $(0.3) million for the six months ended June 30, 2022. The improved gross profit margin was driven primarily by the one-time sale of inventory at a loss in the prior period.

Research and Development Expense

For the three months ended June 30, 2023, research and development expense was $0.0 million compared to $0.5 million for the three months ended June 30, 2022. The decrease of $0.5 million was primarily due to reduced payroll and development costs as a result of the Company’s idled businesses and liquidity challenges.

For the six months ended June 30, 2023, research and development expense was $0.1 million compared to $1.7 million for the six months ended June 30, 2022. The decrease of $$1.6 million was primarily due to reduced payroll and development costs as a result of the Company’s idled businesses and liquidity challenges.

While costs have recently been reduced due to the Company’s liquidity challenges, management expects that these costs will increase modestly as liquidity improves and the Company expands resources somewhat in order to focus on revenue enhancement.

Sales and Marketing Expense

For the three and six months ended June 30, 2023, sales and marketing expense was $0 thousand, compared to $12 thousand and $78 thousand for the three and six months ended June 30, 2022, respectively. The decreases consisted of decreases in payroll and related marketing and sales efforts and cutbacks due to the Company’s liquidity challenges.

While costs have recently been reduced due to the Company’s liquidity challenges, management expects that these costs will increase modestly as liquidity improves and the Company expands resources somewhat in order to focus on revenue enhancement.

General and Administrative Expenses

For the three months ended June 30, 2023, general and administrative expense was $1.5 million compared to $5.4 million for the three months ended June 30, 2022. The decrease of $3.9 million primarily consisted of decreases due to the headcount reduction actions taken in 2022 and a decrease in payroll and professional expenses related to certain public relations services, accounting services, and other professional services.

For the six months ended June 30, 2023, general and administrative expense was $3.7 million compared to $11.2 million for the six months ended June 30, 2022. The decrease of $7.5 million primarily consisted of decreases due to the headcount reduction actions taken in 2022 and a decrease in payroll and professional expenses related to certain public relations services, accounting services, and other professional services.

Depreciation and Amortization

For the three months ended June 30, 2023, depreciation and amortization was $0.1 million compared to $0.3 million for the three months ended June 30, 2022. The decrease of $0.2 million was primarily due to the sale of our Tucson Building and equipment during early 2022 (see Note 11 – Property and Equipment, Net).

For the six months ended June 30, 2023, depreciation and amortization was $0.1 million compared to $1.0 million for the six months ended June 30, 2022. The decrease of $0.9 million was primarily due to the sale of our Tucson Building and equipment during early 2022 (see Note 11 – Property and Equipment, Net).

Impairment

For the three and six months ended June 30, 2023, impairment was $0.0 and $0.9 million, respectively, compared to $15.8 million for both the three and six months ended June 30, 2022. The $15.8 million in 2022 arose in connection with the results of the Company’s June 30, 2022 interim impairment testing. There were no triggering events during the six months ended June 30, 2023 (see Note 20 – Correction of an Error).

Loss (Gain) on Sales of Innovation Digital and DragonWave-X Canada Assets and Sky Sapience

For the three months ended June 30, 2023, the gain on the sale of Sky Sapience was $0.0 million compared to $2.6 million for the loss on the sales of Innovation Digital and DragonWave-X Canada assets for the three months ended June 30, 2022. The decrease is due to the transfer of $2.0 million of finished goods inventory to the purchaser of DragonWave-X Canada and the $0.6 million of intellectual property returned to the original owners of Innovation Digital in 2022.

For the six months ended June 30, 2023, the gain on the sale of Sky Sapience was $(0.5) million compared to $2.6 million for the loss on the sales of Innovation Digital and DragonWave-X Canada assets for the six months ended June 30, 2022. The improvement is due to the gain on sale of Sky Sapience of $(0.5) million in 2023 as compared to the transfers of $2.0 million of finished goods inventory to the purchaser of DragonWave-X Canada and the $0.6 million of intellectual property returned to the original owners of Innovation Digital in 2022.

Loss on Lease Abandonment

For the three months ended June 30, 2023, the loss on lease abandonment was $0 compared to $11.3 million for the three months ended June 30, 2022. The decrease of $11.3 million primarily consisted of $10.1 million related to the abandonment of the Tucson lease and related leasehold improvements and inventory, $1.0 million related to the abandonment of the Dallas office space and related leasehold improvements, and $0.2 million related to the return of various pieces of operating lease equipment and abandonment of small offices or airport hangers used for drone storage during 2022.

For the six months ended June 30, 2023, the loss on lease abandonment was $0 compared to $11.3 million for the six months ended June 30, 2022. The decrease of $11.3 million primarily consisted of $10.1 million related to the abandonment of the Tucson lease and related leasehold improvements and inventory, $1.0 million related to the abandonment of the Dallas office space and related leasehold improvements, and $0.2 million related to the return of various pieces of operating lease equipment and abandonment of small offices or airport hangers used for drone storage during 2022.

Gain on the Sale of Assets

For the three months ended June 30, 2023, the gain on the sale of assets was $0 compared to $0 for the three months ended June 30, 2022. For the six months ended June 30, 2023, the gain on the sale of assets was $0.0 million compared to $8.4 million for the six months ended June 30, 2022. The decrease of $8.4 million is primarily due to the January 31, 2022 sale of our Tucson Building for $15.8 million of cash. The Tucson Building had a carrying value of $6.7 million. The Company recognized an $8.4 million gain on sale of assets, which is net of $0.7 million of related transaction costs.

Other Expense

For the three months ended June 30, 2023, other expense was $0.4 million compared to $1.8 million for the three months ended June 30, 2022. The decrease of $1.4 million primarily consisted of decreases in interest expense of $0.9 million and loss on extinguishment of debt of $0.4 million in 2022.

For the six months ended June 30, 2023, other expense was $2.8 million compared to other expense of $2.8 million for the six months ended June 30, 2022. The decrease of $0.0 million primarily consisted of decreases in interest expense of $1.4 million and loss on extinguishment of debt of $0.6 million, partially offset by an increase in loss on inducement of debt conversions of $1.9 million in 2023.

Income (Loss) from Continuing Operations

For the three months ended June 30, 2023, we had net income from continuing operations of $0.6 million, compared to a net loss from continuing operations of $38.6 million for the three months ended June 30, 2022 related to the items described above.

For the six months ended June 30, 2023, we had a net loss from continuing operations of $4.3 million, compared to a net loss from continuing operations of $38.4 million for the six months ended June 30, 2022 related to the items described above.

Income from Discontinued Operations

For the three and six months ended June 30, 2023, we had net income from discontinued operations of $0.0 million, compared to $0.8 million and $0.7 million for the three and six months ended June 30, 2022, respectively, due to the gain on the sale of Sovereign Plastics during the second quarter of 2022.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its cash requirements. As of June 30, 2023, we had $2.4 million in cash compared to $1.9 million on December 31, 2022, an increase of $0.5 million resulting primarily from $0.4 million of cash provided by the sale of SKS (see Note 3 – Discontinued Operations and Assets and Liabilities Held for Sale) and $0.2 million of proceeds from new debt, partially offset by $0.1 million of cash used in operating activities.

As of June 30, 2023, we had a working capital deficit of $15.2 million compared to a working capital deficit of $15.9 million as of December 31, 2022.

As of June 30, 2023, we had undiscounted obligations relating to the payment of indebtedness as follows:

●	$11.9 million related to indebtedness that is due during the remainder of 2023;

●	$0.6 million related to indebtedness that is due during 2024; and

Subsequent to June 30, 2023, the following developments should be noted:

●	an additional promissory note with a face value of $0.3 million was issued.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements and notes have been prepared assuming that we will continue as a going concern. At June 30, 2023 we had an accumulated deficit of $301.8 million and we had a working capital deficit of $15.2 million. These factors raise substantial doubt about our ability to continue as a going concern.

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

Sources and Uses of Cash

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2023	2022
Cash flows used in operating activities	$(75)	$(11,084)
Cash flows provided by investing activities	436	14,935
Cash flows provided by (used in) financing activities	170	(7,195)
Cash flows provided by discontinued operations	-	1,632
Net increase (decrease) in cash	$531	$(1,712)

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $0.1 million. Net cash used in operating activities primarily consisted of the net loss from continuing operations of $4.3 million, which was partially offset by adjustments for non-cash expenses of $3.6 million and net cash generated by changes in the levels of operating assets and liabilities of $0.6 million.

For the six months ended June 30, 2022, net cash used in operating activities was $11.1 million. Net cash used in operating activities primarily consisted of the net loss from continuing operations of $38.4 million, which was partially offset by adjustments for non-cash expenses of $25.8 million and net cash generated by changes in the levels of operating assets and liabilities of $1.5 million.

Investing Activities

For the six months ended June 30, 2023, net cash provided by investing activities was $0.4 million. Investing activities consisted of proceeds from the sale of SKS of $0.4 million.

For the six months ended June 30, 2022, net cash provided by investing activities was $14.9 million. Investing activities primarily consisted of proceeds from the building sale of $15.1 million, which was partially offset by the acquisition of property and equipment of $0.2 million.

Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $0.2 million. Financing activities consisted of proceeds from new debt of $0.2 million.

For the six months ended June 30, 2022, net cash used in financing activities was $7.2 million. Financing activities primarily consisted of repayment of debt of $7.6 million and preferred stock dividends paid of $0.2 million, which was offset by $0.6 million of proceeds of debt.

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

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Neither our Company nor any of our subsidiaries currently is a party to any legal proceeding that, individually or in the aggregate, is material to our Company as a whole, except as disclosed in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on December 7, 2023 and Item 1 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2023 as filed with the SEC on January 9, 2024. The following item occurred during the second quarter of 2023:

On or about May 22, 2023, a landlord filed suit against the Company in the Circuit Court, Fairfax County, Virgina, Case No. 202307755, for breach of a commercial lease. The plaintiff obtained a default judgment in the amount of approximately $130,000.

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

On or about May 25, 2022, the Company announced that it had suspended the payment on the Series A Preferred Stock to preserve cash. Since June 20, 2022, dividends on the Series A Preferred Stock are accruing at the rate of approximately $61,664 per month. The total arrearage on the date of filing for the accrued dividends is approximately $1,171,262.

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